Form 10-Q
period 1994-12-30
ADAPTEC INC
filed 1995-02-08
CIK 709804

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission file number 0-15071

                                  ADAPTEC, INC.
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   94-2748530
       (State of Incorporation)                        (I.R.S. Employer
                                                       Identification No.)

    691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA                 95035
      (Address of principal executive offices)                (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (408) 945-8600

                                     N/A
       (Former name, former address and former fiscal year, if
                          changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X        No
                           -----          -----

      The number of shares outstanding of common stock as of January 20, 1995 was 51,371,948.

This document consists of 13 pages of which this is page 1.

                               TABLE OF CONTENTS



                                                                                Page

Part I.  Financial Information

         Item 1.   Financial Statements


                        Condensed Consolidated Statements of Operations            3

                        Condensed Consolidated Balance Sheets                      4

                        Condensed Consolidated Statements of Cash Flows            5

                        Notes To Condensed Consolidated Financial Statements     6-7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                        Results of Operations                                   8-10

                        Liquidity and Capital Resources                        10-11



Part II. Other Information


         Item 6.   Exhibits and Reports on Form 8-K                               12


Signatures                                                                        13



PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements


                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

- -----------------------------------------------------------------------------------------------------------------------------
                                                                        Three Month                        Nine Month
                                                                        Period Ended                      Period Ended
                                                                        ------------                      ------------
                                                                  Dec. 30          Dec. 31         Dec. 30           Dec. 31
(in thousands, except per share data)                              1994             1993            1994              1993
- -----------------------------------------------------------------------------------------------------------------------------
Net revenues                                                      $123,367          $96,071         $336,002         $270,491
Cost of revenues                                                    51,804           47,381          152,138          139,328

- -----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        71,563           48,690          183,864          131,163

- -----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                                        14,835           10,776           43,181           28,629
    Sales and marketing                                             15,805           12,094           43,387           33,513
    General and administrative                                       6,024            5,628           17,161           13,599

- -----------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                  36,664           28,498          103,729           75,741

- -----------------------------------------------------------------------------------------------------------------------------
Income from operations                                              34,899           20,192           80,135           55,422

Shareholder settlement                                                  --               --               --           (2,409)
Interest income, net of interest expense                             1,639              902            4,470            2,565

- -----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                            36,538           21,094           84,605           55,578

Provision for income taxes                                           9,135            5,274           21,152           13,896

- -----------------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 27,403         $ 15,820        $  63,453        $  41,682

=============================================================================================================================
Net income per share                                              $    .52         $    .29        $    1.19        $     .78


=============================================================================================================================
Weighted average common and common
equivalent shares outstanding                                       52,958           53,928           53,364           53,354

=============================================================================================================================


See accompanying notes.

                                 ADAPTEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

- ----------------------------------------------------------------------------------------------------------------
                                                                              December 30               March 31
(in thousands)                                                                   1994                     1994*
- ----------------------------------------------------------------------------------------------------------------
ASSETS
             Current assets:
               Cash and cash equivalents                                       $ 64,295                 $ 35,387
               Marketable securities                                            151,928                  147,620
               Accounts receivable, net                                          56,406                   55,334
               Inventories                                                       28,682                   38,940
               Prepaid expenses                                                  13,481                   15,979

- ----------------------------------------------------------------------------------------------------------------
                          Total current assets                                  314,792                  293,260

- ----------------------------------------------------------------------------------------------------------------
             Property and equipment, at cost                                     91,404                   72,114
             Less accumulated depreciation and amortization                     (26,526)                 (20,592)

- ----------------------------------------------------------------------------------------------------------------
             Property and equipment, net                                         64,878                   51,522

- ----------------------------------------------------------------------------------------------------------------
             Other assets                                                        18,472                   13,693

- ----------------------------------------------------------------------------------------------------------------
                                                                               $398,142                 $358,475

================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
             Current liabilities:
               Current portion of long-term debt                               $  3,400                 $  3,400
               Accounts payable                                                  12,172                   19,654
               Accrued liabilities                                               31,844                   15,435

- ----------------------------------------------------------------------------------------------------------------
                          Total current liabilities                              47,416                   38,489

- ----------------------------------------------------------------------------------------------------------------
             Long-term debt, net of current portion                               8,500                   11,050

- ----------------------------------------------------------------------------------------------------------------
             Long-term liability                                                 11,340                   11,320

- ----------------------------------------------------------------------------------------------------------------
             Shareholders' equity:
               Common stock                                                     129,276                  138,347
               Retained earnings                                                201,504                  159,299
               Cumulative translation adjustment                                    106                      (30)

- ----------------------------------------------------------------------------------------------------------------
                          Total shareholders' equity                            330,886                  297,616

- ----------------------------------------------------------------------------------------------------------------
                                                                               $398,142                 $358,475

================================================================================================================

See accompanying notes.
* Amounts are derived from the March 31, 1994 audited financial statements.

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


- ---------------------------------------------------------------------------------------------------------
                                                                             Nine Month Period Ended
                                                                             -----------------------
                                                                        December 30           December 31
(in thousands)                                                             1994                   1993
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 63,453              $ 41,682
Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                        9,671                 8,384
         Provision for inventory reserves and doubtful accounts               5,142                 4,163
         Changes in assets and liabilities:
             Increase in accounts receivable                                 (1,222)              (13,973)
             Decrease (increase) in inventories                               5,266                (1,429)
             Decrease in prepaid expenses                                     2,498                 5,339
             Increase in other assets                                        (4,910)              (11,426)
             Decrease in accounts payable                                    (7,482)               (7,589)
             Increase in accrued liabilities and long-term liability         16,429                 8,984

- ---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    88,845                34,135

- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of  property and equipment                                         (22,760)              (11,723)
Sales of (investment in) marketable securities, net                          (4,308)                4,763

- ---------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                      (27,068)               (6,960)

- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                        6,229                 5,529
Repurchase and retirement of common stock                                   (36,548)                   --
Principal payments on long-term debt                                         (2,550)               (2,122)

- ---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                        (32,869)                3,407

- ---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    28,908                30,582
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             35,387                19,345

- ---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 64,295              $ 49,927

=========================================================================================================


See accompanying notes.

                                 ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 30, 1994
                                  (unaudited)


1.       Basis of Presentation

         In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the March 31, 1994 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The results of operations for the three and nine month periods ended December 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

2.       Supplemental Disclosures of Cash Flows

         Cash paid for interest and income taxes is as follows (in thousands):

                                                              Nine Month Period Ended
                                                              -----------------------
                                                        December 30              December 31
                                                            1994                    1993
                                                            ----                    ----
         Interest                                         $   877                  $1,008
         Income taxes                                     $18,643                  $8,680

3.       Cash, Cash Equivalents, and Marketable Securities

         Effective at the beginning of fiscal 1995, Adaptec, Inc. (the Company) adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires investment securities to be classified as either held-to-maturity, trading or available-for-sale. Management has determined its entire marketable securities portfolio to be classified as available-for-sale. Under SFAS 115, for those investments classified as available-for-sale any temporary difference between an investment's cost and its fair value should be recorded as a separate component of shareholders' equity. At December 30, 1994, the fair value of the Company's marketable securities approximated cost.

4.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are (in thousands):

                                                       December 30              March 31
                                                           1994                   1994
                                                           ----                   ----
         Purchased parts and sub-assemblies               $ 9,623                $14,674
         Work in process                                    3,823                 12,486
         Finished goods                                    15,236                 11,780
                                                          -------                -------
                                                          $28,682                $38,940
                                                          =======                =======

5.       Net Income Per Share

         Net income per share for the three and nine month periods ended December 30, 1994 and December 31, 1993, is computed under the treasury stock method using the weighted average number of common and common equivalent shares from dilutive stock options outstanding during the respective periods. The financial statements have been retroactively restated to reflect a two for one split of the Company's common stock in January 1994.

6.       Income Taxes

         For the three and nine month periods ended December 30, 1994 and December 31, 1993, the Company's effective tax rate differed from the federal statutory rate primarily due to income earned in Singapore where the Company is not currently subject to income tax. The Company's pioneer status in Singapore expires during fiscal 1996.

7.       Stock Repurchase Program

         In fiscal year 1995, the Board of Directors authorized the repurchase of up to 4 million shares of the Company's common stock in open market or negotiated transactions. During the nine-month period ended December 30, 1994, the Company repurchased and retired 2 million shares at an aggregate cost of $37 million. As of December 30, 1994, 2 million shares remained available for repurchase under the stock repurchase program.

8.       Legal Matters

         In December 1990, several suits were filed against the Company, its directors and certain of its officers alleging violations of federal securities laws and negligent misrepresentation. A consolidated class action complaint, which sought unspecified money damages, was filed in the San Jose Division of the United States District Court, Northern District of California on February 21, 1991. The Company settled this action on July 29, 1993 by a letter agreement. The letter agreement, among other things, provided for payments by the Company and the insurance carrier by August 9, 1993. These payments were made as scheduled and are currently maintained in interest-bearing escrow accounts. The court has dismissed the action with prejudice. Since the payments were made, the parties have been negotiating the terms of a formal stipulation of settlement to be filed with the Court.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:


                                                                           Three Month                        Nine Month
                                                                           Period Ended                      Period Ended
                                                                           ------------                      ------------
                                                                     Dec. 30          Dec. 31          Dec. 30          Dec. 31
                                                                       1994            1993             1994             1993
                                                                       ----            ----             ----             ----
Net revenues                                                          100.0%          100.0%           100.0%           100.0%
Cost of revenues                                                       42.0            49.3             45.3             51.5
                                                                      -----           -----            -----            -----
Gross profit                                                           58.0            50.7             54.7             48.5
                                                                      -----           -----            -----            -----
Operating expenses:
         Research and development                                      12.0            11.2             12.9             10.6
         Sales and marketing                                           12.8            12.6             12.9             12.4
         General and administrative                                     4.9             5.8              5.1              5.0
                                                                      -----           -----            -----            -----
                                                                       29.7            29.6             30.9             28.0
                                                                      -----           -----            -----            -----
Income from operations                                                 28.3            21.1             23.8             20.5

Shareholder settlement                                                   --              --               --             (0.9)
Interest income, net                                                    1.3             0.9              1.4              0.9
                                                                      -----           -----            -----            -----

Income before provision for
    income taxes                                                       29.6            22.0             25.2             20.5

Provision for income taxes                                              7.4             5.5              6.3              5.1
                                                                      -----           -----            -----            -----
Net income                                                             22.2%           16.5%            18.9%            15.4%
                                                                      =====           =====            =====            =====


Net Revenues

Net revenues increased 28% to $123 million in the third quarter of fiscal 1995 and 24% to $336 million in the first nine months of fiscal 1995, from $96 million and $270 million in the corresponding periods of fiscal 1994. The majority of this growth resulted from increased shipments of the Company's SCSI host adapters, as the penetration of SCSI in desktop personal computers and file servers increased compared to the prior year. A significant portion of the increase in shipments was a result of the Company benefiting from the acceptance of its PCI-to-SCSI host adapters in high performance microcomputers. Offsetting increased net revenues generated from host adapters was a decrease in sales of the company's disk controller integrated circuits (IC's) compared with the corresponding quarter in the prior year.

Gross Margin

Gross margin for the third quarter and the first nine months of fiscal 1995 increased to 58% and 55% from 51% and 49% in the comparable periods of fiscal 1994, respectively. Gross margin was favorably affected by the mix of products shipped, primarily consisting of continued increases in shipments of the Company's host adapters as compared to disk controller IC's. The Company enjoyed the benefits of improved designs and continued to experience component cost reductions combined with increased manufacturing efficiencies that also contributed to the increased gross margins. The Company's ability to maintain current gross margins can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.


Operating Expenses

Expenditures for research and development increased as a percentage of net revenues to 12% and 13% in the third quarter and first nine months of fiscal 1995 from 11% in both the comparable periods of fiscal 1994, respectively. Actual spending for research and development increased from the same periods of fiscal 1994 by 38% to $15 million in the third quarter and 51% to $43 million in the first nine months of fiscal 1995. These increases are primarily a result of enhancements of current products and the continued development of next generation SCSI host adapters, software products, and next generation IC's. The Company anticipates that research and development expenditures will increase in absolute dollars over the remainder of the fiscal year.

Sales and marketing expenses approximating 13% of net revenues were essentially the same for both the third quarter and first nine months of each fiscal year. Actual sales and marketing expenses increased from the corresponding periods of fiscal 1994 by 31% to $16 million in the third quarter and 29% to $43 million in the first nine months of fiscal 1995. This was mainly due to increased staffing levels in both marketing and sales to maintain the Company's competitive position in the expanding personal computer and file server markets. An additional contributing factor was increased advertising and promotional expenses aimed at generating increased demand for the Company's products. The Company anticipates that sales and marketing expenses will increase in absolute dollars for the remainder of fiscal 1995 primarily due to increased headcount and continued advertising and promotional expenses to generate increased demand for the Company's products.

General and administrative expenses as a percentage of net revenues remained relatively consistent in the third quarter and first nine months of fiscal 1995 from the comparable fiscal 1994 periods. Actual spending increased from a year ago primarily due to costs associated with increased staffing levels.


Shareholder Settlement

During the second quarter of fiscal 1994 the Company entered into a letter agreement to settle a shareholder class action lawsuit resulting in an aggregate payment of $2.4 million. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the shareholder settlement.

Interest and Income Taxes

Interest income, net of interest expense, increased 82% to $1.6 million in the third quarter and 74% to $4.5 million in the first nine months of fiscal 1995 compared with the respective periods in fiscal 1994. This was a result of increased average investment balances, continued principal paydowns on debt, and higher average interest rates. The Company's effective tax rate was 25% in the third quarter and first nine months of each fiscal year.


The Company's results of operations may be affected in the future by a variety of factors, including changes in product mix, competitive pressures on prices, fluctuations in manufacturing yields, product cost increases, the timing of introduction and market demand for new products, operating expenses, and the cancellation or rescheduling of orders by its customers. The Company's results of operations will continue to be affected by technology changes in the markets in which it competes and by general economic conditions.


Liquidity and Capital Resources

Operating Activities

Net cash generated by operations for the first nine months of fiscal 1995 was $89 million compared with $34 million for the first nine months of fiscal 1994. During the first nine months of fiscal 1995, the majority of funds generated from operations resulted from $63 million of net income adjusted by non-cash items including depreciation and amortization of $10 million. Additionally contributing to favorable operating cash flows was a decrease in inventories of $5 million, and an increase in accrued liabilities and a long-term liability totaling $16 million. The decrease in inventories is primarily a result of meeting increased host adapter demand. Primarily offsetting this was a decrease in accounts payable of $7 million. The decrease in accounts payable is mainly related to timing of vendor payments for inventories and capital equipment.

During the corresponding period of fiscal 1994, the majority of funds generated from operations resulted from $42 million of net income adjusted by non-cash items including depreciation and amortization of $8 million. Also contributing to positive cash flows was an increase in accrued liabilities and a long-term liability of $9 million. Offsetting this were increased accounts receivable of $14 million resulting from increased revenues during the third quarter of fiscal 1994, and a decrease in accounts payable of $8 million primarily due to the timing of payments for inventories and capital equipment purchases.

Investing Activities

The Company continues to invest in the purchase of equipment for product development, IC testing and board level production. Additionally during fiscal 1995, the Company purchased land and buildings for $8 million to support additional staffing requirements in engineering, sales and marketing. In the first nine months of fiscal 1994, the primary equipment purchases were for manufacturing and test equipment. During the first nine months of fiscal
1995, the Company also increased its marketable securities portfolio.

Financing Activities

During the first nine months of fiscal 1995 and 1994, the Company received proceeds from Common Stock issued under the employee stock option and employee stock purchase plans totaling $6.2 million and $5.5 million, respectively.

During fiscal 1995, the Company's Board of Directors approved the repurchase of up to 4 million shares of the Company's common stock. The Company repurchased 2 million shares for $37 million during the first nine months of fiscal 1995.

The Company anticipates capital expenditures of approximately $5 million for the remainder of fiscal 1995. The sources of funds for these capital expenditures are expected to be funds generated from operations as well as working capital on hand. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank and equipment financing, will be sufficient to support the Company's operations through fiscal 1996.


The effect of inflation on the Company's results of operations has not been material in the period discussed.

Part II.             OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K

                     No Reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADAPTEC, INC.
                                       ---------------------------------------
                                       Registrant





                                       /s/ PAUL G. HANSEN
                                       ---------------------------------------
                                       Paul G. Hansen, Vice-President, Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer),
                                       Assistant Secretary


Date: February 3, 1995





                                       /s/ ANDREW J. BROWN
                                       ---------------------------------------
                                       Andrew J. Brown, Corporate Controller
                                       (Principal Accounting Officer)


Date: February 3, 1995