Form 10-K405
period 1995-03-31
ADAPTEC INC
filed 1995-06-28
CIK 709804

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED). For the fiscal year ended March 31, 1995 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED). For the transition period from
                     to                .

Commission File Number  000-15071
                                 ADAPTEC, INC.
             (exact name of Registrant as specified in its charter)

                  CALIFORNIA                                    94-2748530
           (State of incorporation)                (I.R.S. Employer Identification No.)

                             691 S. Milpitas Blvd.
                           Milpitas, California 95035
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 945-8600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                          Common Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on June 9, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,309,035,702. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 51,481,515 at June 9, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended March 31, 1995. Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on August 24, 1995.

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Adaptec", the "Company" or the "Registrant" refer to Adaptec, Inc. and its wholly owned subsidiaries. Adaptec, the Adaptec logo, Ioware, EZ-SCSI and SCSISelect are trademarks of Adaptec, Inc., which may be registered in some jurisdictions. All other trademarks used are owned by their respective owners.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Adaptec is a leading supplier of input/output (I/O) hardware and software (referred to by the Company as IOware solutions) used to eliminate performance bottlenecks between a microcomputer's central processing unit (CPU) and its peripheral devices, such as hard disk, optical and tape storage devices, and network file servers. The Company's IOware products include board-based I/O solutions using extensive proprietary software and proprietary very large scale integration (VLSI) integrated circuits (ICs). The Company's host adapter products are based on the Small Computer Systems Interface (SCSI) standard, which interfaces with all standard microcomputer architectures. The Company's IC products include single chip disk controllers for SCSI, AT and PCMCIA hard disk drives and single chip SCSI host adapters.

BACKGROUND

     The market for high-performance microcomputers and related products, which are typically used in multiuser and multitasking environments, has continued to grow more rapidly than the overall microcomputer market in recent years. A key factor driving this growth has been the development of increasingly sophisticated software for applications such as networking, transaction processing, high resolution graphics and multimedia. These application developments have resulted in the need for increased data transmission rates between CPUs and peripherals to alleviate I/O bottlenecks which would limit the overall performance of microcomputer systems. The Company addresses these needs with products that significantly enhance and optimize overall microcomputer system performance, particularly in complex operating environments, involving sophisticated applications and multiple peripherals.

MARKET OVERVIEW

     The Company provides value-added IOware solutions to the personal computing, enterprise computing and mass storage markets. The Company believes that technical leadership, product innovation, marketing expertise and brand name recognition allow it to compete favorably in these markets.

     Desktop and portable personal computers are used in a number of environments including business, home and travel. Operating systems for computing have historically been text-based and single-tasking such as MS-DOS. During the past several years Graphical User Interfaces (GUIs) such as Microsoft's Windows, have increasingly been shipped by Original Equipment Manufacturers (OEMs) as standard in most desktop and portable computers. Additionally, many desktop and portable personal computers are being configured with a more diverse set of peripherals, such as CD-ROM, Tape, Write Once Read Many (WORM), CD ROM Recordable (CDR) and Digital Audio Tape (DAT) drives, either at the time of purchase or after the original equipment sale. When this occurs, ease of installation and configuration are of great importance to the end user, giving products that provide this capability a significant competitive advantage.

     The enterprise computing market is characterized by increasingly more sophisticated and I/O-intensive applications, such as network management software, and distributed multimedia and business applications. During the past several years, these applications have been migrating from minicomputers to client/server environments. These applications typically require a file server to be configured with multiple peripherals such as WORM, CD-ROM and DAT drives, together with hard disk subsystems that provide security and data integrity capabilities such as Redundant Array of Inexpensive Disks (RAID). Successful implementation of such mission critical systems requires significant knowledge of networking software and I/O subsystems.

     Virtually every microcomputer is shipped with inexpensive mass storage devices which are required to store vast amounts of information and data. Such devices include CD-ROM, tape drives and most commonly rigid or hard disk drives. Non-hard disk devices are increasingly used in addition to a hard disk and often have SCSI interfaces. Common uses for non-hard disk SCSI devices include data backup and archiving for tape drives and storage needed for multimedia programs where video, text, graphics and sound are stored on a

CD-ROM or CDR. Hard disk drives are usually part of a standard desktop, portable or networked microcomputer configuration, and generally are used to store operating systems, user applications and data files. Most hard disk drives are shipped with either an AT or a SCSI interface and have relatively fast data access and transfer capabilities. Cost per megabyte of storage and performance characteristics such as average seek time, data transfer rate and spindle rotational speed continue to be critical to success in the disk drive market.

PRODUCTS

     The Company's IOware products are designed and manufactured using a core set of technologies and resources. The Company's semiconductor technology design center develops products for all markets the Company serves. The Company utilizes a process called concurrent engineering, in which manufacturing, marketing and engineering work together early in the development cycle, to decrease the "time to volume" of product shipments.

  Board-based I/O Solutions

     The Company's board-based I/O solutions are designed to support business, technical and multimedia applications in the personal and enterprise computing markets. The Company's single chip host adapters are the principal component of these products. These ICs, together with the Company's extensive array of software products, provide customers the most comprehensive board-based I/O solutions available in the markets it serves. The Company provides bus mastering, multitasking host adapters that manage all I/O processing activity, thereby freeing the CPU to focus most of its power on task processing. The Company also provides non-bus mastering host adapters which provide standardized SCSI connectivity between the CPU and its peripherals. The Company's board-based I/O solutions are capable of interfacing with most major microcomputer architectures, including PCI, VESA, ISA, EISA and Micro Channel. Demand for the Company's board-based I/O solutions has increased with the continued adoption of SCSI as the high-performance I/O standard in personal computing. Additionally, demand is being driven by the increased use of file servers where SCSI usage approaches 100%. To meet this increased demand, the Company continues to develop and market I/Oware solutions meeting specific OEM requirements and turnkey kits for the distributor channels. These kits include a SCSI host adapter and related software, that enable end-users to connect SCSI peripherals to their microcomputer system.

     To facilitate the use of SCSI in microcomputer systems, the Company developed Advanced SCSI Programming Interface (ASPI), an operating system-level interface allowing seamless connectivity between SCSI host adapters and operating systems. ASPI enables users to integrate high-performance SCSI peripherals with microcomputers using popular operating systems, such as DOS, NetWare, OS/2 and UNIX. Additionally, ASPI supports the current release of Microsoft Windows operating environment; the Company has also been working with Microsoft to ensure that ASPI will support Windows 95. The Company is engaged in strategic relationships with leading operating system vendors, such as IBM, Microsoft and Novell, resulting in joint development projects to embed the Company's software within their operating systems. In addition, the Company has developed several software utilities such as Adaptec EZ-SCSI and SCSISelect products, which simplify connecting a SCSI host adapter and peripherals to a microcomputer system.

  Integrated Circuits

     The Company develops proprietary integrated circuits for use in mass storage devices and microcomputer systems and for use in its own board-based SCSI host adapters. Adaptec's proprietary integrated circuits provide innovative solutions for managing complex I/O functions in high-performance microcomputer and storage applications. Working closely with customers, the Company provides complete solutions that include sophisticated integrated circuits, with related firmware and software, to optimize overall subsystem design. In addition, the Company seeks to establish its proprietary integrated circuits as industry standards, thereby increasing market acceptance by new customers.

     The Company's current IC products include SCSI, PCMCIA and AT programmable storage controllers and single-chip SCSI host adapters. All of the Company's IC products are developed using advanced design technologies to meet market requirements for higher levels of physical integration, increased functionality and performance. The Company's programmable SCSI and AT storage controllers are typically configured to address specific customer requirements in the mass storage market and are used primarily in high capacity hard disk drives. The Company's SCSI host adapter integrated circuits incorporate similar technology and are used by system manufacturers to embed SCSI on the system motherboard and by multifunction card companies to provide a SCSI interface.

RESEARCH AND DEVELOPMENT

     The Company believes research and development is fundamental to its success, especially in integrated circuit design and software development. The development of proprietary integrated circuits that support multiple architectures and peripheral devices requires a combination of engineering disciplines. In addition, extensive knowledge of computer and subsystem architectures, expertise in the design of high-speed digital integrated circuits and knowledge of operating system software is essential. The integration of these specialized disciplines has enabled the Company to address more comprehensively the needs of the I/O microcomputer industry.

     The Company continues to leverage its technical expertise and product innovation capabilities to address applications requiring the management and high-speed transmission of microcomputer system data. Among the products under development are higher performance host adapters for microcomputers using PCI and ISA architectures, more highly integrated and functionally robust integrated circuits and software support for additional operating systems. While SCSI solutions currently remain the core of the Company's business, in fiscal 1995 the Company broadened its development efforts to include asynchronous transfer mode (ATM), RAID, Serial I/O, and infrared technologies.

     Approximately 22% of the Company's employees are engaged in research and development. In fiscal 1995, 1994 and 1993, the Company spent approximately $60.8 million, $40.0 million, and $26.3 million respectively, for research and development.

MARKETING AND CUSTOMERS

     The Company sells its products through both OEM and distributor channels and packages these products to meet the specific requirements of system integrators and end users. The Company works closely with its OEM customers on the design of current and next generation products that incorporate the Company's SCSI host adapters and integrated circuits. The Company provides its OEM customers with extensive applications and system design support. The Company also sells host adapters to end users through major computer product distributors. The Company believes it has successfully positioned itself as a leading supplier of SCSI-based solutions in both OEM and distributor channels.

     The Company focuses its worldwide marketing efforts on major OEM customers and major distributors through its direct sales force located in the United States and major industrial centers in Europe and the Far East. The Company also makes selective use of sales representatives on a worldwide basis. OEM customers include Conner Peripherals, Digital Equipment Corporation, Dell Computer Corporation, Fujitsu, Hewlett-Packard Company, IBM Corporation, Intel Corporation, Maxtor Corporation, NEC Technologies, Samsung, Seagate Technology, Siemens and Toshiba America. Distribution customers include, Actebis, Anthem Electronics, Gates/Arrow, Globelle, Ingram Micro, Merisel, Nissho, and Tech Data. In fiscal 1995 and fiscal 1994 no customer accounted for more than 10% of the Company's net revenues. In fiscal 1993, Apple Computer, Inc. accounted for 16% of the Company's net revenues, substantially all of which was derived from the sale of the Company's discontinued laser printer controllers, and Maxtor accounted for approximately 10% of the Company's net revenues.

     The Company emphasizes solution-oriented customer support as a key element of its marketing strategy and maintains technical applications groups in the field as well as at the Company's headquarters. Support provided by these groups includes assisting current and prospective customers in the use of the Company's products, writing application notes and conducting seminars for use by system designers. The systems-level expertise and software experience of the Company's engineering staff are also available to customers with particularly difficult I/O design problems. A high level of customer support is also maintained through technical support hotlines, electronic bulletin boards and dial-in-fax capability.

     International net revenues accounted for approximately 62%, 58% and 50% of net revenues in fiscal 1995, 1994, and 1993, respectively. Sales of the Company's products internationally are subject to certain risks common to all export activities, such as governmental regulation and the risk of imposition of tariffs or other trade barriers. Sales to customers are primarily denominated in U.S. dollars. As a result, the Company believes its corresponding foreign currency risk is minimal.

BACKLOG

     The Company's backlog was approximately $65.6 million and $61.7 million at March 31, 1995 and March 31, 1994, respectively. These backlog figures include only orders scheduled for shipment within six months, of which the majority are scheduled for delivery within 90 days.

     In the past, the Company has experienced delays in receipt of expected purchase orders, and in some cases purchase orders have been rescheduled or canceled due to changes in customer requirements. These changes may occur even after the Company has been notified of design wins or has executed purchase agreements with customers. The Company's customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions and changes in inventory policies and forecasted demand. Accordingly, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

     The demand for the Company's products is strongly related to the demand for high-performance microcomputers. This segment of the microcomputer industry is continuing to experience significant growth due to migration of minicomputer applications to microcomputers and the implementation of more complex business applications. Should these rates of growth decline, the Company's revenues and income may be adversely affected by a decrease in demand for the Company's products, and pricing pressures could increase from both competitors and customers.

COMPETITION

     In the personal and enterprise computing markets, the Company's principal competitors are small, privately-held host adapter companies. The Company's competitive strategy is to leverage its technical leadership and concentrate on the most technology-intensive solutions. To address the competitive nature of the business the Company designs advanced features into its products, with particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals. The Company believes that it obtains a significant competitive advantage by supplying its customers with a comprehensive array of I/O solutions ranging from connectivity products for the personal computing market to high performance products for enterprise-wide computing and networked environments. In addition, technical leadership, product innovation, marketing expertise, and brand awareness successfully position the Company in these markets.

     The Company's principal competitor in the mass storage market is Cirrus Logic, Inc. The Company believes that its competitive strengths in the mass storage market include its ability to obtain major design wins as the result of its systems level expertise, integrated circuit design capability and substantial experience in I/O applications. The Company believes the principal competitive factors in design wins are performance, product features, price, quality and technical and administrative support. Based on these factors, the Company believes it has, in the past, successfully competed for design wins.

     The markets for the Company's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions and evolving industry standards. The Company's competitors continue to introduce products with improved performance characteristics and its customers continue to develop new applications. The Company will have to continue to develop and market appropriate products to remain competitive. While the Company continues to devote significant resources to research and development, there can be no assurance that such efforts will be successful or that the Company will develop and introduce new technology and products in a timely manner. In addition, while relatively few competitors offer a full range of IOware solutions, additional domestic and foreign manufacturers may increase their presence in, and the resources devoted to, these markets.

MANUFACTURING

     In August 1988, the Company opened its Singapore manufacturing facility for the production and testing of high volume host adapter products. The Singapore facility has earned ISO 9002 certification, a stringent quality standard that has become a requirement for doing business globally. During fiscal 1995, the Company purchased a fifth and sixth surface mount manufacturing line to support its continued growth. In addition, the Company completed the move of its IC production test facility to Singapore. This move affords the Company lower costs, shorter manufacturing cycle times, and improved service to customers.

     The Company's products make extensive use of standard logic, printed circuit boards and static random access memory supplied by several outside sources. An extended shortage or a major increase in the market prices of these components could have an adverse affect on the Company's business. In addition, foreign manufacturing is also subject to certain risks, including changes of governmental policies, transportation delays and interruptions and the imposition of tariffs and import and export controls. Currency exchange fluctuations could increase the cost of components manufactured abroad, although non-dollar denominated purchases do not currently represent a significant portion of the Company's purchases. In addition, there is no assurance that the Company will achieve its product cost objectives.

     All semiconductor wafers used to manufacture the Company's products are processed to its specification by outside suppliers. The Company believes that its current wafer volume and manufacturing technology requirements do not justify owning and operating a fabrication facility. The Company's reliance on third party semiconductor manufacturers involves several risks, including the absence of guaranteed capacity, the possible unavailability of or delays in obtaining access to certain process technologies, and the absence of control over wafer delivery schedules, manufacturing yields and production costs. To reduce these risks, in fiscal 1994 the Company entered into a deposit and supply agreement with Taiwan Semiconductor Manufacturing Co., Ltd. Under this agreement, the Company is entitled to guaranteed sub micron wafer foundry capacity through June 1997 and as of March 31, 1995 is committed to $44.6 million of purchases over the remaining term of the contract. The Company has made available to the supplier advances aggregating $14.7 million to secure the supply of silicon wafers pursuant to this agreement. The advances are repayable at the expiration of the supply agreement and the supplier has provided an irrevocable standby letter of credit to the Company in an equal amount to guarantee the repayment of amounts made available by the Company.

PATENTS AND LICENSES

     The Company believes that patents are of less significance in its industry than such factors as innovative skills, technological expertise and marketing abilities. However, the Company encourages its engineers to document patentable inventions, and has applied for and continues to apply for patents both in the United States and in foreign countries when it deems it to be advantageous to do so. There can be no assurance that patents will be issued or that any patent issued will provide significant protection or could be successfully defended.

     As is the case with many companies in the electronics industry, it may be desirable in the future for the Company to obtain technology licenses from other companies. The Company has occasionally received notices of claimed infringement of intellectual property rights and may receive additional such claims in the future. The Company evaluates all such claims and, if necessary, will seek to obtain appropriate licenses. There can be no assurance that any such licenses, if required, will be available on acceptable terms.

EMPLOYEES

     At March 31, 1995, the Company had 1,697 employees, including 379 in engineering, 871 in manufacturing (including 748 at its Singapore facility), 67 in customer technical support, 119 in marketing, 116 in sales, and 145 in finance and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand. None of the Company's employees is represented by a labor union.

FOREIGN AND DOMESTIC OPERATIONS

     Incorporated by reference from information under the caption "Segment Information" on Pages 45 and 46 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995.

FACTORS AFFECTING STOCK PRICE

     Factors such as technological innovations or new product introductions by Adaptec, its competitors or its customers may have a significant impact on the market price of Adaptec's Common Stock. In addition, quarter-to-quarter fluctuations in the Company's results of operations, caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to the executive officers of the Company, and their ages, as of March 31, 1995.

                  NAME                       AGE                     POSITION
- -----------------------------------------    ---     -----------------------------------------
John G. Adler............................    58      Chairman of the Board of Directors,
                                                     and Chief Executive Officer
F. Grant Saviers.........................    50      President and Chief Operating Officer
Daniel W. Bowman.........................    50      Vice President of Administration
Martin Brauns............................    35      Vice President of Sales
Andrew J. Brown..........................    35      Corporate Controller
                                                     and Principal Accounting Officer
John D. Hamm.............................    35      Vice President and General Manager
Paul G. Hansen...........................    47      Vice President of Finance, Chief
                                                     Financial  Officer and Assistant Secretary
Sam Kazarian.............................    52      Vice President of Operations
Christopher G. O'Meara...................    37      Vice President and Treasurer
S. Sundaresh.............................    38      Vice President and General Manager
Henry P. Massey, Jr......................    55      Secretary

     Executive officers serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any directors or executive officers of the Company.

     Mr. Adler has served as Chief Executive Officer since December 1986, and as a Director since February 1986. Mr. Adler served as Chief Operating Officer from May 1985 to December 1986 and President from May 1985 to July 1992.

     Mr. Saviers has served as President and Chief Operating Officer of the Company since August 1992. Mr. Saviers was also appointed a member of the Board of Directors at that time. Prior to that time, Mr. Saviers held several senior level management positions in his 24 year tenure with Digital Equipment Corporation, and most recently served as Vice President of Digital's personal computer systems and peripherals operations.

     Mr. Bowman has served as Vice President of Administration since December 1990 and from September 1988 to December 1990, was Director of Administration.

     Mr. Brauns has served as Vice President of Sales since February 1994. From March 1993 to January 1994, he served as Director of Sales. Between April 1991 and February 1993 Mr. Brauns held the position of Vice President of Marketing and General Manager at Librex Computer Systems, Inc. From June 1987 to March 1991, he held a number of management positions at Wyse Technologies, Inc.

     Mr. Brown has served as Corporate Controller and Principal Accounting Officer since May 1994. From July of 1988 to April of 1994 he served in various financial roles with the Company, the most recent as Operations Accounting Controller.

     Mr. Hamm has served as Vice President and General Manager since February 1994, after serving as Vice President of Sales from December 1990 to February 1994. Between February 1988 and August 1990, Mr. Hamm served as Director of Original Equipment Sales and held other various sales management positions at Western Digital Corporation.

     Mr. Hansen, a certified public accountant, has served as Vice President of Finance and Chief Financial Officer since January 1988, after serving as Corporate Controller from March 1985 to December 1987 and Director of Accounting from March 1984 to March 1985.

     Mr. Kazarian has served as Vice President of Operations since May 1990. Before joining Adaptec, he served as Executive Vice President and Chief Operating Officer at Rugged Digital Systems from January 1988 to April 1990.

     Mr. O'Meara has served as a Vice President since July 1992 and as Treasurer since April 1989. Between May 1988 and April 1989, Mr. O'Meara served as the Company's Director of Financial Planning.

     Mr. Sundaresh has served as Vice President and General Manager since February 1994. From March of 1993 until January of 1994 he served as Director of Marketing. From 1991 to 1993 he served as Director of PC Marketing at Hyundai Electronics America. From 1983 to 1991, Mr. Sundaresh held several marketing management positions at Hewlett-Packard Company.

     Mr. Massey has served as Secretary since November 1989. For more than the last five years, Mr. Massey has been a practicing lawyer and a member of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm and general outside counsel to the Company.

ITEM 2.  PROPERTIES.

     The Company owns six buildings (approximately 375,000 square feet) in Milpitas, California. Five buildings are used by the Company for corporate offices, research, manufacturing, marketing and sales. The sixth building, consisting of office and warehouse facilities, (approximately 101,000 square feet) is currently leased to third parties. The Company leases a facility in Boulder, Colorado (47,000 square feet) to support technical design efforts and sales.

     Adaptec Manufacturing Singapore is located in two leased facilities (approximately 103,000 square feet). The two buildings are used by the Company for research, manufacturing and sales. The Company also leases seven sales offices in the United States, and one sales office each in Brussels, Belgium; Munich, Germany; Bretonneux, France; Fleet, England; Singapore; and Tokyo, Japan. The Company believes its existing facilities and equipment are well maintained and in good operating condition and believes its manufacturing facilities, together with the use of independent manufacturers where required or desirable, will be sufficient to meet its anticipated manufacturing needs through fiscal 1996. The Company's future facilities requirements will depend upon the Company's business and, the Company believes additional space, if required, may be obtained on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     A class action lawsuit alleging federal securities law violations and negligent misrepresentation was filed against the Company, its directors, and certain of its officers in February, 1991. That action was settled by letter agreement on July 29, 1993. The Company has made all payments required under the terms of the letter agreement. On March 7, 1995, the Court issued an Order preliminarily approving the class action settlement. Notice of the settlement has been given to class members. Final approval of the class action settlement is pending final order from the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Incorporated by reference from the information under the caption "Common Stock Prices and Dividends" on page 48 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference from the information under the caption "Selected Financial Data" on page 48 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 31 through 34 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of Adaptec, Inc. at March 31, 1995 and 1994 and for each of the three years in the period ended March 31, 1995 and the independent accountants' report thereon are incorporated by reference from pages 35 through 47 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995. The financial statements of Adaptec, Inc. as of and for the two years ended March 31, 1994 were audited by other independent accountants as indicated in the previously mentioned independent accountants' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The change in accountants during fiscal 1995 was reported of Forms 8-K filed May 4, 1994 and June 23, 1994. Additionally, Form 8-K/A-2 dated July 11,1994 was filed amending the original Form 8-K filed on May 4, 1994.

     On May 3, 1994, the Company dismissed Arthur Andersen LLP as its auditors. This decision was recommended by management and approved by the Audit Committee of the Board of Directors. The Company believes there were no disagreements with Arthur Andersen LLP within the meaning of Instruction 4 of Item 304 of Regulation S-K for the fiscal years ended March 31, 1993 or 1994, or with respect to the subsequent period ended May 3, 1994.

     During the fiscal years ended March 31, 1993 and 1994 and through May 3, 1994 there were no reportable events (as defined in Item 304 of Regulation S-K) with Arthur Andersen LLP.

     A letter from Arthur Andersen LLP addressed to the Securities and Exchange Commission is included as an exhibit to this Form 10-K and incorporated by reference from the aforementioned Form 8-K/A-2 dated July 11, 1994. This letter states that the firm agrees with the statements made by the Company pursuant to
Item 304 of Regulation S-K.

     The Company appointed Price Waterhouse LLP as its independent accountants on June 21, 1994. This appointment is included in the Company's Form 8-K filed June 23, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors of Adaptec is incorporated by reference from the information under the captions "Election of Directors -- Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held, August 24, 1995 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference from the information under the caption "Executive Compensation and Other Matters" and "Election of Directors, Certain Relationships and Related Transactions" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the information under the caption; "Election of Directors -- Security Ownership of Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the information under the caption "Election of Directors, Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following Consolidated Financial Statements of Adaptec, Inc. and the Report of Independent Public Accountants, as listed under (a)(1) below, are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended March 31, 1995.

     (a)(1) Financial Statements:

                                                                                PAGE IN
                                                                                ANNUAL
                                                                                REPORT
                                                                                -------
         Consolidated Statements of Operations -- Fiscal Years ended March 31,
         1995, 1994 and 1993..................................................   35
         Consolidated Balance Sheets at March 31, 1995 and 1994...............   36
         Consolidated Statements of Cash Flows -- Fiscal Years ended March 31,
         1995, 1994 and 1993..................................................   37
         Consolidated Statements of Shareholders' Equity -- Fiscal Years ended
         March 31, 1995, 1994 and 1993........................................   38
         Notes to Consolidated Financial Statements...........................   39-46
         Report of Management.................................................   47
         Report of Independent Accountants....................................   47

     (2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

  EXHIBIT
  NUMBER                                  DESCRIPTION                                 NOTES
- ----------- ----------------------------------------------------------------------------------
     3.1    Seventh Amended and Restated Articles of Incorporation of Registrant.      (1)
     3.2    Bylaws of Registrant, as amended.                                          (2)
     4.1    First Amended and Restated Common Shares Rights Agreement dated June
            30, 1992, between Registrant and Chemical Trust Company of California
            as Rights Agents.                                                          (3)
   10.1*    Registrant's 1982 Incentive Stock Option Agreement and Nonstatutory
            Stock Option Agreement.                                                    (4)
   10.2*    Registrant's 1986 Employee Stock Purchase Plan.                            (1)
   10.3     Industrial Lease Agreement dated February 26, 1987 between the
            Registrant, as Lessee, and Jurong Town Corporation, as Lessor.             (5)
   10.4     Technology License Agreement dated January 1, 1985 between the
            Registrant and International Business Machines Corporation.             (6), (7)
   10.5*    Registrant's Savings and Retirement Plan.                                  (5)
   10.6*    1990 Stock Plan, as amended.                                               (9)
   10.7*    Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement,
            Restricted Stock Purchase Agreement, Stock Appreciation Rights
            Agreement, and Incentive Stock Rights Agreement for use in connection
            with the 1990 Stock Plan, as amended.                                      (2)
   10.8*    1990 Directors' Option Plan and forms of Stock Option Agreement.           (1)
   10.9     Revolving Loan Agreement dated June 3, 1992 between Registrant and
            Plaza Bank of Commerce (incorporated by reference to Exhibit 10.26 filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992) and Amendment Number Three to the Revolving
            Credit Loan Agreement dated April 29, 1994 between the Registrant and
            Comerica Bank -- California (formerly Plaza Bank of Commerce) expiring
            August 31, 1997.                                                           (1)
   10.10    Admendments Four, Five and Six to the Revolving Credit Loan Agreement
            dated April 29, 1994 between the Registrant and Comerica
            Bank -- California expiring August 31, 1997.
   10.11    Form of Indemnification Agreement entered into with directors and
            officers of the Company.                                                   (8)
   10.12    Term Loan Agreement dated June 24, 1992 between the Registrant and
            Plaza Bank of Commerce expiring June 30, 1998.                             (8)
   10.13*   Letter agreement between F. Grant Saviers and the Company dated July
            27, 1992.                                                                  (2)
   10.14**  Deposit and Supply Agreement between Taiwan Semiconductor Manufacturing
            Co., Ltd. and Adaptec Manufacturing Pte. Ltd.                              (1)
   10.15    Purchase and Sale Agreement dated April 25, 1994 between the Registrant
            and the Prudential Insurance Company of America.                           (1)
   10.16    Industrial Lease Agreements between the Registrant, as Lessee, and
            Jurong Town Corporation, as Lessor.
   13.1     Annual Report to Shareholders for the fiscal year ended March 31, 1995.
   16.1     Letter from Arthur Andersen LLP to the Securities and Exchange
            Commission dated July 11, 1994.                                           (10)
   21.1     Subsidiaries of Registrant.                                               (11)
   23.1     Consent of Independent Accountants. Price Waterhouse LLP (See page 13).
   23.2     Consent of Independent Public Accountants. Arthur Andersen LLP (See
            Page 14).

  EXHIBIT
  NUMBER                                  DESCRIPTION                                 NOTES
- ----------- ----------------------------------------------------------------------------------
   23.3     Report of Independent Public Accountants, Arthur Andersen LLP (See Page
            15).
   24.1     Power of Attorney (See Page 16).
   27.1     Financial Data Schedule for the year ended March 31, 1995.

- ---------------

 (1) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 (3) Incorporated by reference to Exhibit A filed with the Registrant's Registration Statement Number 0-15071 on Form 8-A on May 11, 1989 and to
     Exhibit 1.1 to Form 8 Amendments No. 1, No. 2 and No. 3 thereto as filed June 5, 1990, April 8, 1992 and July 20, 1992, respectively.

 (4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

 (5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

 (6) Incorporated by reference to Exhibit 10.15 filed in response to Item 16(a) "Exhibits", of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (file No. 33-5519), which became effective on June 11, 1986.

 (7) Confidential treatment granted by order effective June 11, 1986 and extended by orders dated August 12, 1992 through June 30, 1995.

 (8) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

 (9) Incorporated by reference to Exhibit 4.2 to Form S-8 as filed October 26, 1994.

(10) Incorporated by reference to Exhibit 16 to Form 8-K/A-2 dated July 11,
     1994.

(11) Incorporated by reference from the information under the caption "Corporate Information" included in the Annual Report to Shareholders for the fiscal year ended March 31, 1995.

   * Designates management contracts or compensatory plan arrangements required to be filed as an exhibit pursuant to item 14(c) of this report on Form 10-K.

  ** Confidential treatment has been requested for portions of this agreement.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-85652) of Adaptec, Inc. of our report dated April 20, 1995 appearing on page 47 of the Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

                                                  PRICE WATERHOUSE, LLP

                                          --------------------------------------

San Jose, California
June 23, 1995

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-36353, No. 33-36352, No. 33-32071, No. 33-25237, No. 33-19125, No. 33-19124, No. 33-8846 and No.33-68630.

                                                 /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                      Arthur Andersen LLP

San Jose, California
June 23, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adaptec, Inc.:

     We have audited the consolidated balance sheet of Adaptec, Inc. (a California corporation) and subsidiaries as of March 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 1994 and 1993 (incorporated by reference herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adaptec, Inc. and subsidiaries as of March 31, 1994, and the results of their operations and their cash flows for the years ended March 31, 1994 and 1993 in conformity with generally accepted accounting principles.

                                                 /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                      Arthur Andersen LLP

San Jose, California
April 25, 1994

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADAPTEC, INC.

Date: June 23, 1995                       /s/  JOHN G. ADLER

                                          --------------------------------------
                                             John G. Adler
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints John G. Adler and Paul G. Hansen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------  ------------------------------  ----------------
        /s/     JOHN G. ADLER                  Chairman of the Board of           June 23, 1995
        ------------------------------         Directors, Chief Executive
               (John G. Adler)                 Officer(Principal Executive
                                               Officer)


        /s/    F. GRANT SAVIERS                President, and Chief Operating     June 23, 1995
        --------------------------------       Officer
              (F. Grant Saviers)

        /s/    PAUL G. HANSEN                  Vice President of Finance and      June 23, 1995
        ---------------------------------      Chief Financial Officer
              (Paul G. Hansen)                 (Principal Financial Officer)
                                               Assistant Secretary

        /s/    ANDREW J. BROWN                 Corporate Controller and           June 23, 1995
        ---------------------------------      Principal Accounting Officer
              (Andrew J. Brown)


        /s/    LAURENCE B. BOUCHER             Director                           June 23, 1995
        ----------------------------------
              (Laurence B. Boucher)

       /s/      ROBERT J. LOARIE               Director                           June 23, 1995
       -----------------------------------
               (Robert J. Loarie)

       /s/       B. J.  MOORE                  Director                           June 23, 1995
      -------------------------------------
                (B. J. Moore)

       /s/     W. FERRELL SANDERS              Director                           June 23, 1995
       ------------------------------------
             (W. Ferrell Sanders)

       /s/     PHILLIP E. WHITE                Director                           June 23, 1995
       ------------------------------------
             (Phillip E. White)
