Form 10-Q
period 1995-06-30
ADAPTEC INC
filed 1995-08-10
CIK 709804

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended June 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from        to
                               ------    -------

Commission file number 0-15071

                                  ADAPTEC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                                94-2748530
--------------------------------------------------------------------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

      691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA                95035
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (408) 945-8600
--------------------------------------------------------------------------------

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X       No
                            ---         ---

      The number of shares outstanding of common stock as of July 21, 1995 was 51,665,921.

This document consists of 13 pages of which this is page 1.

                                TABLE OF CONTENTS

                                                                             Page
Part I.  Financial Information

         Item 1    Financial Statements:

                   Condensed Consolidated Statements of Operations              3

                   Condensed Consolidated Balance Sheets                        4

                   Condensed Consolidated Statements of Cash Flows              5

                   Notes To Condensed Consolidated Financial Statements       6-7

         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations:

                   Results of Operations                                     8-10

                   Liquidity and Capital Resources                          10-11

Part II. Other Information

               Item 6.  Exhibits and Reports on Form 8-K                       12


Signatures                                                                     13

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

--------------------------------------------------------------------------------
                                                       Three Month Period Ended
                                                        June 30          July 1
(in thousands, except per share data)                    1995             1994
--------------------------------------------------------------------------------
Net revenues                                           $138,025         $106,061
Cost of revenues                                         56,666           51,173
--------------------------------------------------------------------------------
Gross profit                                             81,359           54,888
--------------------------------------------------------------------------------
Operating expenses:
     Research and development                            18,227           13,453
     Sales and marketing                                 17,077           13,811
     General and administrative                           7,142            5,518
--------------------------------------------------------------------------------
Total operating expenses                                 42,446           32,782
--------------------------------------------------------------------------------
Income from operations                                   38,913           22,106
Interest income, net of interest expense                  2,638            1,351
--------------------------------------------------------------------------------
Income before provision for income taxes                 41,551           23,457

Provision for income taxes                               10,388            5,865
--------------------------------------------------------------------------------
Net income                                             $ 31,163         $ 17,592
================================================================================
Net income per share                                   $    .58         $    .33
================================================================================
Weighted average common and common equivalent
shares outstanding                                       53,942           53,944
================================================================================

  See accompanying notes.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                         June 30        March 31
                                                          1995            1995*
--------------------------------------------------------------------------------
ASSETS
        Current assets:
         Cash and cash equivalents                      $ 83,937        $ 66,835
         Marketable securities                           191,690         179,911
         Accounts receivable, net                         65,804          56,495
         Inventories                                      31,666          31,712
         Prepaid expenses and other                       13,983          15,519
--------------------------------------------------------------------------------
                  Total current assets                   387,080         350,472
--------------------------------------------------------------------------------
         Property and equipment, net                      69,786          67,863
--------------------------------------------------------------------------------
         Other assets                                     17,000          17,373
--------------------------------------------------------------------------------
                                                        $473,866        $435,708
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
          Current portion of long-term debt             $  3,400        $  3,400
          Accounts payable                                16,718          22,008
          Accrued liabilities                             49,612          31,006
--------------------------------------------------------------------------------
                  Total current liabilities               69,730          56,414
--------------------------------------------------------------------------------
         Long-term debt, net of current portion            6,800           7,650
--------------------------------------------------------------------------------
         Shareholders' equity:
          Common stock                                   140,535         140,191
           Retained earnings                             256,801         231,453
--------------------------------------------------------------------------------
                  Total shareholders' equity             397,336         371,644
--------------------------------------------------------------------------------
                                                        $473,866        $435,708
================================================================================

See accompanying notes.

* Amounts are derived from the March 31, 1995 audited financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------
                                                           Three Month Period Ended
                                                            June 30          July 1
(in thousands)                                               1995             1994
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 31,163         $ 17,592
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                           3,560            3,134
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable          (9,309)           7,142
         Decrease in inventories                                 46            3,959
         Decrease in prepaid expenses                         1,536            6,268
         Decrease (increase) in other assets                    255           (4,349)
         Decrease in accounts payable                        (5,290)          (3,048)
         Increase in accrued liabilities                     18,606            4,762
------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    40,567           35,460
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of  property and equipment                          (5,365)         (14,075)
Investment in marketable securities, net                    (11,779)          (1,981)
------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                      (17,144)         (16,056)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                        2,294            1,245
Repurchase of common stock                                   (7,765)          (6,886)
Principal payments on debt                                     (850)            (850)
------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                       (6,321)          (6,491)
------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    17,102           12,913
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             66,835           35,387
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 83,937         $ 48,300
====================================================================================

See accompanying notes.

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (unaudited)

1.     Basis of Presentation

       In the opinion of management, the unaudited condensed consolidated financial statements included herein have been prepared on the same basis as the March 31, 1995 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

2.     Supplemental Disclosures of Cash Flows

       Cash paid for interest and income taxes is as follows (in thousands):

                                                       Three Month Period Ended
                                                      ---------------------------
                                                      June 30              July 1
                                                       1995                 1994
                                                      -------              ------
Interest                                                $212                $327
Income taxes                                            $459                $ 83


3.     Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are (in thousands):

                                                   June 30               March 31
                                                     1995                  1995
                                                   -------               --------
Raw materials                                      $15,600               $12,230
Work in process                                      5,108                 5,839
Finished goods                                      10,958                13,643
                                                   -------               -------
                                                   $31,666               $31,712
                                                   =======               =======

4.     Net Income Per Share

       Net income per share for the three month periods ended June 30, 1995 and July 1, 1994, is computed under the treasury stock method using the weighted average number of common and common equivalent shares from dilutive stock options outstanding during the respective periods.

5.     Income Taxes

       For the three month periods ended June 30, 1995 and July 1, 1994, the Company's effective tax rate differed from the federal statutory rate primarily due to income earned in Singapore where the Company is not currently subject to income tax. The Company's pioneer status in Singapore expires in the current fiscal year. The Company is currently pursuing an extension of its pioneer status with the Singapore government.

6.     Stock Repurchase Program

       During the three month period ended June 30, 1995, the Company repurchased 260,000 shares at an aggregate cost of $7.8 million. As of June 30, 1995, 1.7 million shares remained available for repurchase under the stock repurchase program.

7.     Legal Matters

       A consolidated class action lawsuit, Tolan, et al v. Adler, et al,
                                            -----------------------------
       alleging federal securities law violations and negligent misrepresentation and seeking unspecified monetary damages, was filed in the San Jose Division of the United States District Court, Northern District of California on February 21, 1991. The action was settled by letter agreement on July 29, 1993. The Company made all payments required under the terms of the letter agreement. This action was settled and dismissed pursuant to the Court's Final Judgment and Order of Dismissal on May 15, 1995.

8.     Subsequent Events

       Subsequent to June 30, 1995, the Company entered into the following transactions:

       On July 5, 1995, the Company acquired all of the outstanding capital stock of Trillium Research, Incorporated, a Macintosh developer of RAID software for $3 million in cash.

       On July 13, 1995, the Company acquired all of the outstanding capital stock of Future Domain Corporation for $25 million in cash. Future Domain is a privately held company that designs, manufactures and markets desktop I/O products.

       On July 26, 1995, the Company agreed to acquire all of the outstanding capital stock of Incat Systems Software USA, Incorporated (Incat) for 385,078 shares of the Company's common stock and future financial consideration contingent upon certain performance criteria. The effective date and closing date of this transaction currently has not been determined. Incat develops and markets application and I/O software for recordable CD peripherals.

       These acquisitions will be recorded using the purchase method of accounting. Accordingly, the purchase price for each acquisition will be allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the date of each respective acquisition. The Company, with the assistance of independent appraisers, is in the process of determining the fair value of the assets and liabilities related to each acquisition. The Company believes a portion of the purchase price for each acquisition will be assigned to in-process research and development which will be written off in the second quarter of fiscal 1996. Also, the Company believes a portion of the purchase price may be allocated to goodwill which would be amortized over the corresponding benefit period. The interim financial statements as of June 30, 1995 and for the three month period then ended do not include the effects of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                       Three Month Period Ended
                                                      -------------------------
                                                      June 30            July 1
                                                        1995              1994
                                                      -------            ------
Net revenues                                           100.0%            100.0%
Cost of revenues                                        41.1              48.3
                                                       -----             -----
Gross profit                                            58.9              51.7
                                                       -----             -----

Operating expenses:
  Research and development                              13.2              12.7
  Sales and marketing                                   12.3              13.0
  General and administrative                             5.2               5.2
                                                       -----             -----
                                                        30.7              30.9
                                                       -----             -----
Income from operations                                  28.2              20.8

Interest income, net                                     1.9               1.3
                                                       -----             -----
Income before provision for
  income taxes                                          30.1              22.1

Provision for income taxes                               7.5               5.5
                                                       -----             -----
Net income                                              22.6%             16.6%
                                                       =====             =====

Net Revenues

Net revenues increased 30% to $138 million in the first quarter of fiscal 1996 from $106 million in the first quarter of fiscal 1995. This growth was primarily attributable to increased shipments of the Company's host adapters which increased 58% compared to the same period a year ago. This increase reflects growth in the high-performance microcomputer markets, an increase in the use of diverse peripherals in microcomputer systems, and the Company's favorable position in both OEM and distributor channels. Although shipments of the Company's integrated circuits (ICs) increased from the fourth quarter of fiscal 1995, such shipments decreased compared to the first quarter of fiscal 1995.

Gross Profit

Gross margin for the first quarter of fiscal 1996 increased to 59% compared to 52% in the same period of fiscal 1995. Gross margin was favorably affected primarily by the mix of products shipped, which included a greater percentage of host adapter shipments. The Company also continued to experience component cost reductions through its continued global contract pricing efforts. Additionally, the Company enjoyed benefits from improved product designs that contributed to the increased gross margin. The Company's ability to maintain current gross margin can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

Operating Expenses

Expenditures for research and development as a percentage of net revenues were 13% for the first quarter in both fiscal 1996 and fiscal 1995. Actual spending for research and development increased 35% to $18 million in the first quarter of fiscal 1996 from $13 million in the same period a year ago. This increase is a result of the Company's continued investment in its core SCSI business together with its ongoing commitment to the development of new technologies including ATM, RAID, Serial I/O, and infrared. The Company anticipates that research and development expenses will continue to increase in absolute dollar amounts for the remainder of fiscal 1996 as a result of its investment in these and various future technologies.

Sales and marketing expenses as a percentage of net revenues were 12% in the first quarter of fiscal 1996 decreasing slightly compared to the same period a year ago. Actual spending for sales and marketing increased 24% to $17 million in the first quarter of fiscal 1996 from $14 million in the corresponding period in fiscal 1995. This spending increase was mainly due to increased staffing levels and increased advertising and promotional activities. The Company anticipates that sales and marketing expenses will increase in absolute dollar amounts for the remainder of fiscal 1996 due to increased staffing levels and various advertising and promotional programs aimed at introducing new technologies and generating demand for the Company's products in the microcomputer and file server markets.

General and administrative expenses remained consistent as a percentage of net revenues at 5% in the first quarter in both fiscal 1996 and 1995. Actual spending increased compared to the respective period in fiscal 1995 primarily due to costs associated with increased staffing levels to support the Company's growth.

Interest and Income Taxes

Interest income, net of interest expense, in the first quarter of fiscal 1996 was $2.6 million representing a 95% increase compared to the respective period in the prior year. This increase is mainly a result of increased average investment balances. The Company's effective tax rate was 25% in the first quarter for both fiscal years.

As discussed under Note 8 of the Notes to Condensed Consolidated Financial Statements in this report, in July 1995 the Company acquired Trillium Research, Incorporated for $3 million in cash and Future Domain Corporation for $25 million in cash. Also, in July 1995, the Company signed an agreement to acquire Incat Systems Software USA, Incorporated for 385,078 shares of the Company's common stock and future financial consideration contingent upon certain performance criteria. The Company currently expects that this acquisition will be completed in the quarter ending September 29, 1995.

These acquisitions will be accounted for using the purchase method of accounting. The Company, with the assistance of independent appraisers, is in the process of determining the fair value of assets and liabilities related to each acquisition. The Company believes a portion of the purchase price for each acquisition will be assigned to in-process research and development which will be written off in the second quarter of fiscal 1996. Also, the Company believes a portion of the purchase price may be allocated to goodwill and amortized over the corresponding benefit period.

The Company's results of operations may be affected in the future by a variety of factors, including changes in product mix, competitive pricing pressures, fluctuations in manufacturing yields, availability of components, changes in product costs, timing of new product introductions and market demand for these products, cancellation or rescheduling of orders by its customers, and the accounting effect of acquisitions of other companies or businesses that the Company may make from time to time. In addition, the Company's results from operations could be affected by international and domestic economic conditions and technology changes in the markets in which it competes. The effect of inflation on the Company's results of operations has not been material in the period discussed.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operations for the first quarter of fiscal 1996 was $41 million compared with $35 million for the corresponding quarter of fiscal 1995. During the first quarter of fiscal 1996 the majority of funds generated from operations consisted of $31 million of net income adjusted by non-cash items including depreciation and amortization of $4 million. An increase in accrued liabilities totaling $19 million also contributed to favorable cash flows. The majority of the increase was due to the timing of income tax payments. Primarily offsetting these increases in cash flows was an increase in accounts receivable of $9 million, mainly resulting from an increase in revenue. Additionally accounts payable decreased by $5 million primarily related to the timing of vendor payments.

During the corresponding period of fiscal 1995, the majority of funds generated from operations resulted from $18 million of net income and decreases in accounts receivable, inventories, and prepaid expenses totaling $17 million.

Investing Activities

During the first quarter of fiscal 1996 the Company continued to invest in the purchase of equipment for product development, IC testing and board level production. The Company also invested in leasehold improvements to facilitate its continuing growth in the current fiscal year. In the first quarter of fiscal year 1995, the Company purchased various buildings and land for $8 million. In fiscal 1996, the Company also continued to invest proceeds from operating activities in marketable securities consisting mainly of various U.S. government and municipal securities.

Financing Activities

During the first quarter of fiscal 1996 and fiscal 1995, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $2.3 million and $1.2 million, respectively. Repurchases of common stock made by the Company during the same periods totaled $7.8 million and $6.9 million, respectively.

The Company anticipates that capital expenditures for the remainder of fiscal 1996 will be approximately $25 million. The funds for these expenditures are expected to be generated from operations as well as working capital presently on hand. The Company may also require additional funds for increased manufacturing capacity, technology investments, or acquisitions of complementary businesses, products or technologies. The Company believes that existing working capital, together with expected cash flows from operations and available sources of bank and equipment financing, will be sufficient to support the Company's anticipated operations at least through fiscal 1996.

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

Date:  8/4/95
       ------


                                         /s/ Andrew J. Brown
                                         ---------------------------------------
                                         Andrew J. Brown, Corporate Controller
                                         (Principal Accounting Office)

Date:  8/4/95
       ------