Form 10-Q
period 1995-09-29
ADAPTEC INC
filed 1995-11-13
CIK 709804

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------
          Exchange Act of 1934

For the quarterly period ended September 29, 1995 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
-------
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

       The number of shares outstanding of common stock as of October 20, 1995 was 52,448,217.

This document consists of 16 pages, excluding exhibits, of which this is page 1.

                                TABLE OF CONTENTS

                                                                                           Page
Part I.  Financial Information

         Item 1.  Financial Statements:

                           Condensed Consolidated Statements of Operations                    3

                           Condensed Consolidated Balance Sheets                              4

                           Condensed Consolidated Statements of Cash Flows                    5

                           Notes To Condensed Consolidated Financial Statements             6-9

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                           Results of Operations                                          10-12

                           Liquidity and Capital Resources                                12-13

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                        14

         Item 6.  Exhibits and Reports on Form 8-K                                           15


Signatures                                                                                   16

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Month                         Six Month
                                                                           Period Ended                       Period Ended
                                                                           ------------                       ------------
                                                                    Sept. 29,        Sept. 30,        Sept. 29,          Sept. 30,
(in thousands, except per share data)                                 1995             1994             1995              1994
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                        $ 149,110        $  106,574        $ 287,135         $ 212,635
Cost of revenues                                                       62,659            49,161          119,325           100,334
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           86,451            57,413          167,810           112,301
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Research and development                                          18,940            14,893           37,167            28,346
     Sales and marketing                                               18,773            13,771           35,850            27,582
     General and administrative                                         7,593             5,619           14,735            11,137
     Write-off of acquired in-process technology                       40,554                --           40,554                --
----------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                     85,860            34,283          128,306            67,065
----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                    591            23,130           39,504            45,236

Interest income, net of interest expense                                2,659             1,480            5,297             2,831
----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                3,250            24,610           44,801            48,067

Provision for income taxes                                              2,693             6,152           13,081            12,017
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                        $       557       $    18,458      $    31,720         $  36,050
----------------------------------------------------------------------------------------------------------------------------------
Net income per share                                              $       .01       $       .35      $       .59         $     .67
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common
equivalent shares outstanding                                          54,461            53,182           54,201            53,565
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------
                                                                                September 29,                       March 31,
(in thousands)                                                                     1995*                             1995*
------------------------------------------------------------------------------------------------------------------------------
ASSETS
              Current assets:
                Cash and cash equivalents                                    $      51,119                    $        66,835
                Marketable securities                                              218,640                            179,911
                Accounts receivable, net                                            83,101                             56,495
                Inventories                                                         36,599                             31,712
                Prepaid expenses and other                                          15,290                             15,519
------------------------------------------------------------------------------------------------------------------------------
                           Total current assets                                    404,749                            350,472
------------------------------------------------------------------------------------------------------------------------------
              Property and equipment, net                                           72,432                             67,863
------------------------------------------------------------------------------------------------------------------------------
              Other assets                                                          24,944                             17,373
------------------------------------------------------------------------------------------------------------------------------
                                                                             $     502,125                    $       435,708
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
              Current liabilities:
                Current portion of long-term debt                            $       3,400                    $         3,400
                Accounts payable                                                    18,359                             22,008
                Accrued liabilities                                                 53,694                             31,006
------------------------------------------------------------------------------------------------------------------------------
                           Total current liabilities                                75,453                             56,414
------------------------------------------------------------------------------------------------------------------------------
              Long-term debt, net of current portion                                 5,950                              7,650
------------------------------------------------------------------------------------------------------------------------------

              Shareholders' equity:
                Common stock                                                       163,364                            140,191
                Retained earnings                                                  257,358                            231,453

------------------------------------------------------------------------------------------------------------------------------
                           Total shareholders' equity                              420,722                            371,644
------------------------------------------------------------------------------------------------------------------------------
                                                                             $     502,125                     $      435,708
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

* Amounts at September 29, 1995 are unaudited. Amounts at March 31, 1995 are derived from audited annual financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                               Six-Month Period Ended
                                                                                               ----------------------
                                                                                          September 29,          September 30,
(in thousands)                                                                                1995                   1994
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $ 31,720              $ 36,050
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Write-off of acquired in-process technology                                           40,554                    --
         Depreciation and amortization                                                          8,135                 5,921
         Deferred taxes                                                                        (7,923)                   --
         Changes in assets and liabilities:
              Accounts receivable                                                             (24,128)                4,214
              Inventories                                                                      (2,120)                7,925
              Prepaid expenses                                                                  1,006                (2,949)
              Other assets                                                                       (271)               (4,473)
              Accounts payable                                                                 (5,496)               (6,970)
              Accrued liabilities                                                              19,099                 8,403
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      60,576                48,121
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Trillium Research, Inc. and Future Domain
     Corporation, less cash acquired                                                          (24,489)                   --
 Purchase of property and equipment                                                           (11,500)              (18,980)
Investment in marketable securities, net                                                      (38,729)               (7,615)
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                        (74,718)              (26,595)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                          7,891                 3,926
Repurchase of common stock                                                                     (7,765)              (29,005)
Principal payments on long-term debt                                                           (1,700)               (1,700)
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                                                         (1,574)              (26,779)
------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (15,716)               (5,253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               66,835                35,387
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 51,119              $ 30,134
==============================================================================================================================

See accompanying notes.

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1995
                                   (unaudited)

1.       Basis of Presentation

         In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the March 31, 1995 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995. The results of operations for the three- and six-month periods ended September 29, 1995 are not necessarily indicative of the results to be expected for the entire year.

2.       Supplemental Disclosures of Cash Flows

         Cash paid for interest and income taxes is as follows (in thousands):

                                         Six-Month Period Ended
                                         ----------------------
                                  September 29,            September 30,
                                      1995                     1994
                                      ----                     ----
         Interest                 $      421                $     621
         Income taxes             $   14,327                $  14,222


3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                 September 29,             March 31,
                                                     1995                    1995
                                                     ----                    ----
         Purchased parts and sub-assemblies       $  17,829               $   12,230
         Work in process                              4,494                    5,839
         Finished goods                              14,276                   13,643
                                                  ---------               ----------
                                                  $  36,599               $   31,712
                                                  =========               ==========

4.       Net Income Per Share

         Net income per share for the three- and six-month periods ended September 29, 1995 and September 30, 1994, is computed under the treasury stock method using the weighted average number of common shares and common equivalent shares from dilutive stock options outstanding during the respective periods.

5.       Acquisitions

         On July 5, 1995, Adaptec, Inc. (the Company) acquired all of the outstanding capital stock of Trillium Research, Incorporated (Trillium), a Macintosh developer of RAID software for $3 million in cash. The amount paid to Trillium shareholders at the date of acquisition totaled $1.5 million with the remaining amount being paid to the shareholders over a two-year period ratably at six month intervals. On July 13, 1995, the Company acquired all of the outstanding capital stock of Future Domain Corporation (Future Domain) for $25 million in cash. Future Domain designs, manufactures and markets desktop I/O products. The amount paid to Future Domain shareholders totaled $23.8 million with the remaining amount, exclusive of contingent and unknown liabilities which may have existed at the date of acquisition, to be paid in July 1996.
         On August 23, 1995, the Company acquired all of the outstanding capital stock of Incat Systems Software USA, Incorporated (Incat) for 385,078 shares of the Company's common stock and for future financial consideration, contingent upon certain performance criteria. Incat develops and markets application and I/O software for recordable CD peripherals.

         These acquisitions have been recorded using the purchase method of accounting and, accordingly, the results of operations and cash flows of such acquisitions have been included only from the date of acquisition. Excluding the one-time write-off of in-process technology of $40.6 million; the aggregate results of operations for the acquired companies from the dates of the respective acquisitions through September 29, 1995 were not material to the Company's results of operations for the three- and six-month periods ended September 29, 1995. Unaudited proforma revenues, net income and net income per share including the acquired companies mentioned above, were not materially different from the amounts reported in the accompanying condensed consolidated statements of operations. The aggregate purchase price of the acquisitions is shown below (in thousands):

            Cash paid for Trillium                                $   1,500
            Cash paid for Future Domain                              23,750
            Fair market value of stock issued to Incat               17,232
            Amounts payable to Trillium and Future
                 Domain shareholders                                  2,750
            Other acquisition costs                                     941
                                                                  ---------

                                                                   $ 46,173
                                                                  =========

         The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on preliminary independent appraisals from information currently available. The preliminary purchase price allocation is summarized as follows (in thousands):

          Cash                                           $  1,702
          Accounts receivable                               2,478
          Inventories                                       2,767
          Prepaid expenses and other                          777
          Property and equipment                              304
          In-process technology                            40,554
          Goodwill                                          8,200
                                                         --------

          Assets acquired                                  56,782
                                                         --------

          Accounts payable                                  1,847
          Accrued liabilities                                 839
          Deferred tax liability                            7,923
                                                         --------

          Liabilities assumed                              10,609
                                                         --------

          Net assets acquired                            $ 46,173
                                                         ========


6.       Income Taxes

         The Company recorded a tax provision of $2.7 million (83% of income before provision for income taxes) for the three-month period ended September 29, 1995. The higher effective tax rate for this three-month period primarily resulted from non-deductible goodwill amortization. The Company's overall effective tax rate for the six-month period ended September 29, 1995 was 29% which differs from the federal statutory rate primarily due to non-deductible goodwill amortization offset by income earned in Singapore where the Company is subject to significantly lower effective tax rates.

7.       Subsequent Events

         On October 23, 1995, the Company signed an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) that will ensure availability of a portion of the Company's wafer capacity for both current and future technologies. The contract, which runs through 2001, provides the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments. The Company has committed up to $66 million in advance payments to TSMC over the next three quarters. This agreement is an addition to an existing contract with TSMC for guaranteed supply and technology.

         On November 3, 1995, the Company acquired all of the outstanding capital stock of Power I/O, Inc. (Power I/O) for $7 million in cash. Power I/O develops high-speed input/output and networking technologies. This acquisition will be recorded using the purchase method of accounting. The Company is in the process of evaluating the allocation of the purchase price to the net assets acquired, which includes in-process technology that will be written off in the third quarter of fiscal 1996, and goodwill, which will be amortized over the benefit period. The interim financial statements as of September 29, 1995 and for the three- and six-month periods then ended do not include the effects of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the items in the condensed consolidated statements of income as a percentage of net revenues:

                                                                 Three Month                         Six Month
                                                                Period Ended                       Period Ended
                                                                ------------                       ------------
                                                         Sept. 29,         Sept. 30,        Sept. 29,        Sept. 30,
                                                            1995             1994             1995             1994
                                                            ----             ----             ----             ----
Net revenues                                                100.0%           100.0%           100.0%           100.0%
Cost of revenues                                             42.0             46.1             41.6             47.2
                                                            -----            -----            -----            -----
Gross profit                                                 58.0             53.9             58.4             52.8
                                                            -----            -----            -----            -----
Operating expenses:
    Research and development                                 12.7             14.0             12.9             13.3
    Sales and marketing                                      12.6             12.9             12.5             13.0
    General and administrative                                5.1              5.3              5.1              5.2
    Write-off of acquired in-process technology              27.2               --             14.1               --
                                                            -----            -----            -----            -----
                                                             57.6             32.2             44.6             31.5
                                                            -----            -----            -----            -----
Income from operations                                        0.4             21.7             13.8             21.3

Interest income, net                                          1.8              1.4              1.8              1.3
                                                            -----            -----            -----            -----
Income before provision for
    income taxes                                              2.2             23.1             15.6             22.6

Provision for income taxes                                    1.8              5.8              4.6              5.7
                                                            -----            -----            -----            -----

Net income                                                    0.4%            17.3%            11.0%            16.9%
                                                            =====            =====            =====            =====

Net Revenues

Net revenues increased 40% to $149 million in the second quarter of fiscal 1996 and 35% to $287 million in the first half of fiscal 1996, from $107 million and $213 million in the corresponding periods of fiscal 1995. This growth was primarily attributable to increased shipments of the Company's host adapters compared to the same period a year ago. This increase in shipments is due to the continued growth in the high-performance microcomputer markets. Additionally contributing to the increase in net revenues were increased shipments of the Company's storage integrated circuits (ICs) compared to the corresponding periods of fiscal 1995.

Gross Margin

Gross margins for the second quarter and the first half of fiscal 1996 were 58% compared to 54% for the three months ended September 30, 1994 and 53% for the first half of fiscal 1995. Gross margin was favorably affected by the mix of products shipped, which included a greater percentage of host adapter shipments. Additionally, the Company continues to experience increased manufacturing efficiencies and component cost reductions that contribute to the increased gross margin. The Company's ability to maintain current gross margin can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

Operating Expenses

Research and development expenses as a percentage of net revenues were 13% during the second quarter and first half of fiscal 1996 compared to 14% and 13% in the corresponding periods of fiscal 1995. Actual spending for research and development increased from the corresponding periods of fiscal 1995 by 27% to $19 million in the second quarter and 31% to $37 million in the first half of fiscal 1996. This increased spending was a result of the Company's continued investment in its core SCSI business together with its ongoing commitment to the development of new technologies. The Company anticipates that research and development expenses will continue to increase in absolute dollar amounts over the remainder of fiscal 1996 as a result of its investment in current and various future technologies.

Sales and marketing expenses remained consistent at 13% of net revenues for both the second quarter and first half of each fiscal year. Actual sales and marketing expenses increased from the corresponding periods of fiscal 1995 by 36% to $19 million in the second quarter and 30% to $36 million in the first half of fiscal 1996. This spending increase was mainly due to increased staffing levels and increased advertising and promotional activities aimed at driving increased demand for the Company's products. The Company anticipates that sales and marketing expenses will increase in absolute dollar amounts for the remainder of fiscal 1996 primarily due to advertising and promotional programs aimed at introducing new technologies and generating demand for the Company's products and due to increased staffing levels.

General and administrative expenses as a percentage of net revenues remained consistent at 5% in the second quarter and first half of fiscal 1996 from the comparable fiscal 1995 periods. Actual spending increased from a year ago primarily due to costs associated with increased staffing levels to support the Company's growth.

Interest and Income Taxes

Interest income, net of interest expense, increased 80% to $2.7 million in the second quarter and 87% to $5.3 million in the first half of fiscal 1996 compared with the respective periods in fiscal 1995. This was primarily a result of increased average investment balances compared to the same periods a year ago and continued principal paydowns on debt.

As discussed under Note 6 of the Notes to Condensed Consolidated Financial Statements in this report, the Company recorded a tax provision of $2.7 million (83% of income before provision for income taxes) for the three-month period ended September 29, 1995. The higher tax rate for this three-month period primarily resulted from non-deductible goodwill amortization. Accordingly, the Company's overall effective tax rate for the six-month period ended September 29, 1995 was 29% which differs from the federal statutory rate primarily due to non-deductible goodwill amortization offset by income earned in Singapore where the Company is subject to significantly lower effective tax rates.

The Company's results of operations may be affected in the future by a variety of factors, including changes in product mix, competitive pricing pressures, fluctuations in manufacturing yields, availability of components and capacity for wafer fabrication, changes in product costs, the timing of new product introductions and market demand for these products, the cancellation or rescheduling of orders by its customers, and the accounting effect of acquisitions of other companies or businesses that the Company may make from time to time. In addition, the Company's results of operations could be affected by international and domestic economic conditions and technology changes in the markets in which it competes. The effect of inflation on the Company's results of operations has not been material in the periods discussed. Excluding the one-time write-off of in-process technology, the Company's results of operations for the three- and six-month periods ended September 29, 1995 were not materially affected by the acquisitions of Trillium, Future Domain, and Incat. Management currently believes the Company's results of operations for the remainder of the fiscal year will not be materially affected by the companies acquired during the quarter.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operations for the first half of fiscal 1996 was $61 million compared with $48 million for the first half of fiscal 1995. During the first half of fiscal 1996, the majority of funds generated from operations resulted from $32 million of net income adjusted by non-cash items including a non-recurring write-off of acquired in-process technology, net of deferred taxes, and depreciation and amortization totaling $33 million and $8 million, respectively. Additionally contributing to favorable operating cash flows was an increase in accrued liabilities totaling $19 million, resulting from increased staffing, increased operations, and non-recurring expenses related to the acquisitions of Trillium, Future Domain, and Incat. Primarily offsetting these items was an increase in accounts receivable of $24 million resulting from the timing and increases of shipments during the quarter, and a decrease in accounts payable of $5 million primarily due to the timing of vendor payments.

During the corresponding period of fiscal 1995, the majority of funds generated from operations resulted from $36 million of net income adjusted by non-cash items including depreciation and amortization. Also contributing to positive cash flows was a decrease in accounts receivable of $4 million, a decrease in inventories of $8 million, and an increase in accrued liabilities totaling $8 million. Offsetting this was an increase in other assets of $4 million mainly resulting from a payment in connection with the Company's supply agreement to support its silicon wafer requirements and a decrease in accounts payable of $7 million primarily due to the timing of vendor payments for inventories and capital equipment purchases.

Investing Activities

During the first half of fiscal 1996, the Company continued to invest in equipment for product development, IC testing and board level production. During the second quarter, the Company added a sixth surface mount technology production line to its manufacturing facility located in Singapore. Purchases of property and equipment in the same period a year ago included $8 million relating to the purchase of land and buildings to support additional staffing requirements.

In the first half of fiscal 1996, the Company also continued to invest proceeds from operating activities in marketable securities consisting mainly of various U.S. government and municipal securities. During the second quarter of fiscal 1996, the Company used $24 million, net of cash acquired for the acquisitions of Trillium and Future Domain. For further discussion of these acquisitions, see
Note 5 to the Notes to Condensed Consolidated Financial Statements.

On October 23, 1995, the Company signed an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) that will ensure availability of a portion of the Company's wafer capacity for both current and future technologies. The contract, which runs through 2001, provides the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments. The Company has committed up to $66 million in advance payments to TSMC over the next three quarters. This agreement is an addition to an existing contract with TSMC for guaranteed supply and technology.

On November 3, 1995, the Company acquired all of the outstanding capital stock of Power I/O, Inc. (Power I/O) for $7 million in cash. Power I/O develops high- speed input/output and networking technologies. This acquisition will be recorded using the purchase method of accounting. The Company is in the process of evaluating the allocation of the purchase price to the net assets acquired, which includes in-process technology that will be written off in the third quarter of fiscal 1996, and goodwill, which will be amortized over the benefit period. The interim financial statements as of September 29, 1995 and for the three- and six-month periods then ended do not include the effects of this transaction.

Financing Activities

During the first half of fiscal 1996 and 1995, the Company received proceeds from common stock issued under employee stock option and employee stock purchase plans totaling $8 million and $4 million, respectively. Repurchases of common stock made by the Company during the same periods totaled $8 million and $29 million, respectively.

The Company anticipates capital expenditures of approximately $15 million for the remainder of fiscal 1996. The funds for these expenditures are expected to be generated from operations as well as working capital on hand. The Company may also require additional funds for increased manufacturing capacity, technology investments, or acquisitions of complementary businesses, products or technologies. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support the Company's operations at least through fiscal 1996.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which requires a change in the method used to account for certain long-lived and identifiable intangible assets. SFAS 121 will be effective for the Company's fiscal year beginning April 1, 1996. The Company does not believe that adoption of the standard will have a material impact on its financial position or results of operations.

Part II.              OTHER INFORMATION

Item 4.               Submissions of Matters to a Vote of Security Holders

                      The Company held its Annual Meeting of shareholders on August 24, 1995. Out of 51,610,403 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 44,067,372 shares. At the Annual meeting, the shareholders of the Company approved the following matters:

                      (a) The election of John G. Adler, Laurence B. Boucher, Robert J. Loarie, B. J. Moore, W. Ferrell Sanders, F. Grant Saviers and Philip E. White as directors of the Company for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

                              John G. Adler, 44,021,497 votes cast for and 45,875 votes withheld; Laurence B. Boucher, 44,018,581 votes cast for and 48,791 votes withheld; Robert J. Loarie, 44,063,540 votes cast for and 3,832 votes withheld; B.J. Moore 44,063,717 votes cast for and 3,655 votes withheld; W. Ferrell Sanders 44,065,027 votes cast for and 2,345 votes withheld; F. Grant Saviers, 43,955,281 votes cast for and 112,091 votes withheld, Phillip E. White 44,060,193 votes cast for and 7,179 votes withheld;

                      (b) An amendment to the 1990 Stock Plan to increase automatically each year the number of shares reserved for issuance under the plan by 4.25% of the Common Stock outstanding as of April 1 of each year starting in 1995 and ending in 2000 upon the termination of the plan. 28,082,543 votes were cast for approval; 15,886,188 votes were cast against and 98,641 votes abstained;

                      (c) Ratification of the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending March 31, 1996. 43,978,100 votes were cast for; 57,728 votes were cast against and 35,224 votes abstained.

Item 6.               Exhibits and Reports on Form 8-K

                      EXHIBIT
                      NUMBER                         DESCRIPTION
                      ------                         -----------
                      2.1 (a)                     Stock Purchase Agreement
                                                  By and Among Adaptec, Inc.,
                                                  Future Domain Corporation,
                                                  Jack A. Allweiss, Patricia A.
                                                  Allweiss and
                                                  Certain Shareholders of
                                                  Future Domain Corporation
                                                  dated July 13, 1995

                      2.1 (b)                     Stock Purchase Agreement By
                                                  and Between Adaptec, Inc. and
                                                  Certain Shareholders of
                                                  Future Domain Corporation
                                                  dated July 13, 1995

                      2.2                         Agreement and Plan of
                                                  Reorganization By and Among
                                                  Adaptec, Inc., Incat Systems
                                                  Software USA, Inc., ISS
                                                  Acquisition Corporation and
                                                  Certain Shareholders of
                                                  Incat Systems Software USA,
                                                  Inc. dated August 23, 1995

                      No Reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADAPTEC, INC.
                                ----------------------------------------
                                Registrant


                                /s/ PAUL G. HANSEN
                                ----------------------------------------
                                Paul G. Hansen, Vice-President, Finance
                                and Chief Financial Officer
                                (Principal Financial Officer),
                                Assistant Secretary

Date:  November 8, 1995


                                /s/ ANDREW J. BROWN
                                ----------------------------------------
                                Andrew J. Brown, Corporate Controller
                                (Principal Accounting Officer)


Date:  November 8, 1995