Form 10-Q
period 1995-12-29
ADAPTEC INC
filed 1996-02-09
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

For the quarterly period ended December 29, 1995 or

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

                      Yes  X       No
                          ---         ---
      The number of shares outstanding of common stock as of January 19, 1996 was 52,562,638.

This document consists of 15 pages, excluding exhibits, of which this is page 1.

                                TABLE OF CONTENTS

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements:

                          Condensed Consolidated Statements of Operations                                         3

                          Condensed Consolidated Balance Sheets                                                   4

                          Condensed Consolidated Statements of Cash Flows                                         5

                          Notes To Condensed Consolidated Financial Statements                                  6-8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                          Results of Operations                                                                9-10

                          Liquidity and Capital Resources                                                     11-13

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                               14


Signatures                                                                                                       15

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three Month                        Nine Month
                                                                        Period Ended                      Period Ended
                                                                        ------------                      ------------
                                                                 Dec. 29,         Dec. 30,        Dec. 29,          Dec. 30,
(in thousands, except per share data)                              1995             1994            1995              1994
                                                                 --------         --------        --------          --------
Net revenues                                                     $176,187         $123,367        $463,322          $336,002
Cost of revenues                                                   74,201           51,804         193,526           152,138
                                                                 --------         --------        --------          --------
Gross profit                                                      101,986           71,563         269,796           183,864
                                                                 --------         --------        --------          --------
Operating expenses:

    Research and development                                       23,321           14,835          60,488            43,181
    Sales and marketing                                            22,350           15,805          58,200            43,387
    General and administrative                                      9,241            6,024          23,976            17,161
    Write-off of acquired in-process technology                    11,759             --            52,313              --
                                                                 --------         --------        --------          --------
          Total operating expenses                                 66,671           36,664         194,977           103,729
                                                                 --------         --------        --------          --------
Income from operations                                             35,315           34,899          74,819            80,135

Interest income, net of interest expense                            3,116            1,639           8,413             4,470
                                                                 --------         --------        --------          --------
Income before provision for income taxes                           38,431           36,538          83,232            84,605

Provision for income taxes                                          7,844            9,135          20,925            21,152
                                                                 --------         --------        --------          --------
Net income                                                       $ 30,587         $ 27,403        $ 62,307          $ 63,453
                                                                 ========         ========        ========          ========
Net income per share                                             $    .56         $    .52        $   1.15          $   1.19
                                                                 ========         ========        ========          ========
Weighted average common and common
equivalent shares outstanding                                      54,792           52,958          54,397            53,364
                                                                 ========         ========        ========          ========



See accompanying notes.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 29,           March 31,
(in thousands)                                                                  1995*                 1995*
                                                                             ------------           ---------
ASSETS
             Current assets:
               Cash and cash equivalents                                     $100,827              $ 66,835
               Marketable securities                                          192,557               179,911
               Accounts receivable, net                                        84,796                56,495
               Inventories                                                     43,252                31,712
               Prepaid expenses and other                                      21,170                15,519
                                                                             --------              --------
                          Total current assets                                442,602               350,472
                                                                             --------              --------
             Property and equipment, net                                       76,660                67,863
                                                                             --------              --------
             Other assets                                                      87,351                17,373
                                                                             --------              --------
                                                                             $606,613              $435,708
                                                                             ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
             Current liabilities:

               Current portion of long-term debt                             $  3,400              $  3,400
               Note Payable                                                    46,200                  --
               Accounts payable                                                24,958                22,008
               Accrued liabilities                                             74,054                31,006
                                                                             --------              --------
                          Total current liabilities                           148,612                56,414
                                                                             --------              --------
             Long-term debt, net of current portion                             5,100                 7,650
                                                                             --------              --------
             Shareholders' equity:
               Common stock                                                   164,956               140,191
               Retained earnings                                              287,945               231,453
                                                                             --------              --------
                          Total shareholders' equity                          452,901               371,644
                                                                             --------              --------
                                                                             $606,613              $435,708
                                                                             ========              ========


See accompanying notes.

* Amounts at December 29, 1995 are unaudited. Amounts at March 31, 1995 are derived from audited annual financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine-Month Period Ended
                                                                                      -------------------------------------
                                                                                      December 29,             December 30,
(in thousands)                                                                            1995                     1994
                                                                                      ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  62,307               $ 63,453
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Write-off of acquired in-process technology                                      52,313                   --
         Depreciation and amortization                                                    12,591                  9,671
         Deferred taxes                                                                  (12,627)                  --
         Changes in assets and liabilities:
             Accounts receivable                                                         (25,786)                (1,072)
             Inventories                                                                  (8,740)                10,258
             Prepaid expenses                                                             (4,872)                 2,498
             Other assets                                                                (17,255)                (4,910)
             Accounts payable                                                                817                 (7,482)
             Accrued liabilities                                                          39,306                 16,429
                                                                                       ---------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 98,054                 88,845
                                                                                       ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Trillium Research, Inc., Future Domain
    Corporation and Power I/O, Inc., net of cash acquired                                (31,177)                  --
Purchase of  property and equipment                                                      (19,407)               (22,760)
Investment in marketable securities, net                                                 (12,646)                (4,308)
                                                                                       ---------               --------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (63,230)               (27,068)
                                                                                       ---------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                     9,483                  6,229
Repurchase of common stock                                                                (7,765)               (36,548)
Principal payments on long-term debt                                                      (2,550)                (2,550)
                                                                                       ---------               --------
NET CASH USED FOR FINANCING ACTIVITIES                                                      (832)               (32,869)
                                                                                       ---------               --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 33,992                 28,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          66,835                 35,387
                                                                                       ---------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 100,827               $ 64,295
                                                                                       =========               ========

See accompanying notes

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 29, 1995
                                   (unaudited)

1.       Basis of Presentation

         In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the March 31, 1995 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts have been reclassified to conform to the current year presentation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in Adaptec's (the Company) Annual Report on Form 10-K for the year ended March 31, 1995. The results of operations for the three- and nine-month periods ended December 29, 1995 are not necessarily indicative of the results to be expected for the entire year.

2.       Supplemental Disclosures of Cash Flows

         Cash paid for interest and income taxes is as follows (in thousands):

                                                            Nine-Month Period Ended
                                                      ------------------------------------
                                                      December 29,            December 30,
                                                          1995                    1994
                                                      ------------            ------------
         Interest                                     $      604               $     877
         Income taxes                                 $   14,751               $  18,643


3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                      December 29,             March 31,
                                                          1995                   1995
                                                      ------------             ---------
         Purchased parts and sub-assemblies            $  20,469             $   12,230
         Work in process                                  11,104                  5,839
         Finished goods                                   11,679                 13,643
                                                       ---------             ----------
                                                       $  43,252             $   31,712
                                                       =========             ==========

4.       Net Income Per Share

         Net income per share for the three- and nine-month periods ended December 29, 1995 and December 30, 1994, is computed under the treasury stock method using the weighted average common and common equivalent shares from dilutive stock options outstanding during the respective periods.

5.       Acquisitions

         On November 3, 1995, the Company acquired all of the outstanding capital stock of Power I/O, Inc. (Power I/O) for $6.7 million in cash. Power I/O, a developmental stage company, develops high-speed input/output and networking technologies. The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations and cash flows of the acquisition have been included only from the date of acquisition.

         On July 5, 1995, the Company acquired all of the outstanding capital stock of Trillium Research, Incorporated (Trillium), a Macintosh developer of RAID software for $3 million in cash. The amount paid to Trillium shareholders at the date of acquisition totaled $1.5 million with the remaining amount being paid to the shareholders over a two-year period ratably at six month intervals. On July 13, 1995, the Company acquired all of the outstanding capital stock of Future Domain Corporation (Future Domain) for $25 million in cash. Future Domain designs, manufactures and markets desktop I/O products. The amount paid to Future Domain shareholders totaled $23.8 million with the remaining amount, exclusive of contingent and unknown liabilities which may have existed at the date of acquisition, to be paid in July 1996. On August 23, 1995, the Company acquired all of the outstanding capital stock of Incat Systems Software USA, Incorporated (Incat) for 385,078 shares of the Company's common stock and for future financial consideration, contingent upon certain performance criteria. Incat develops and markets application and I/O software for recordable CD peripherals.

         These acquisitions have been recorded using the purchase method of accounting and, accordingly, the results of operations and cash flows of such acquisitions have been included only from the date of acquisition. Excluding the one-time write-off of in-process technology of $52.3 million; the aggregate results of operations for the acquired companies from the dates of the respective acquisitions through December 29, 1995 were not material to the Company's results of operations for the three- and nine-month periods ended December 29, 1995. Unaudited proforma revenues, net income and net income per share including the acquired companies mentioned above, were not materially different from the amounts reported in the accompanying condensed consolidated statements of operations. The aggregate purchase price of the acquisitions is shown below (in thousands):

                   Cash paid for Trillium                                    $   1,500
                   Cash paid for Future Domain                                  23,750
                   Fair market value of stock issued to Incat                   17,232
                   Cash paid for Power I/O                                       6,696
                   Amounts payable to Trillium and Future
                       Domain shareholders                                       2,750
                   Other acquisition costs                                         941
                                                                             ---------
                                                                             $  52,869
                                                                             =========

         The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on preliminary independent appraisals from information currently available. The aggregate preliminary purchase price allocation is summarized as follows (in thousands):

                  Tangible assets                                                 $   8,108
                  In-process technology                                              52,313
                  Goodwill                                                            8,200
                                                                                  ---------
                  Assets acquired                                                    68,621
                                                                                  ---------
                  Accounts payable and accrued liabilities                            3,125
                  Deferred tax liability                                             12,627
                                                                                  ---------

                  Liabilities assumed                                                15,752
                                                                                  ---------

                  Net assets acquired                                             $  52,869
                                                                                  =========

6.       Income Taxes

         The Company's effective tax rate for the three and nine month periods ended December 29, 1995 differed from the federal statutory rate primarily due to income earned in Singapore where the Company is subject to significantly lower effective tax rates.

7.       Commitments

         On October 23, 1995, the Company signed an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) that ensures availability of a portion of the Company's wafer capacity for both current and future technologies. The agreement is an addition to an existing deposit and supply agreement, and runs through 2001, providing the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments. As of December 29, 1995, the Company has provided TSMC a $20 million advance payment. In addition, the Company has signed a $46 million promissory note payable to TSMC which becomes due June 30, 1996. The majority of these amounts are included in other long term assets. In return for advance payments, the Company will receive a discount on wafer purchases that exceed certain prescribed minimum quantities.

8.       Subsequent Events

         Effective January 10, 1996, the Company signed an agreement with AT&T Corporation, acting through its Microelectronics business unit, that will ensure the availability of a portion of the Company's wafer capacity for both current and future technologies. The contract, which runs through 2001, provides the Company with a guaranteed supply of wafers at a specified level in return for a proposed investment in fabrication equipment of up to $25 million for AT&T Microelectronics' wafer fab.

         On February 6, 1996, the Company signed a letter of intent to purchase certain assets of Western Digital's Connectivity Solutions Group. The agreement, when concluded will require the Company to make cash payments of approximately $45 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the items in the condensed consolidated statements of income as a percentage of net revenues:

                                                                           Three Month                      Nine Month
                                                                           Period Ended                    Period Ended
                                                                    -------------------------         -------------------------
                                                                     Dec. 29,         Dec. 30,         Dec. 29,      Dec. 30,
                                                                       1995             1994             1995          1994
                                                                     --------         --------         --------      --------
Net revenues                                                          100.0%           100.0%           100.0%       100.0%
Cost of revenues                                                       42.1             42.0             41.8         45.3
                                                                      -----            -----            -----        -----
Gross profit                                                           57.9             58.0             58.2         54.7
                                                                      -----            -----            -----        -----
Operating expenses:

   Research and development                                            13.2             12.0             13.1         12.9
   Sales and marketing                                                 12.7             12.8             12.6         12.9
   General and administrative                                           5.3              4.9              5.1          5.1
   Write-off of acquired in-process technology                          6.7             --               11.3         --
                                                                      -----            -----            -----        -----
                                                                       37.9             29.7             42.1         30.9
                                                                      -----            -----            -----        -----
Income from operations                                                 20.0             28.3             16.1         23.8

Interest income, net                                                    1.8              1.3              1.9          1.4
                                                                      -----            -----            -----        -----
Income before provision for
    income taxes                                                       21.8             29.6             18.0         25.2

Provision for income taxes                                              4.4              7.4              4.6          6.3
                                                                      -----            -----            -----        -----
Net income                                                             17.4%            22.2%            13.4%        18.9%
                                                                      =====            =====            =====        =====

Net Revenues

Net revenues increased 43% to $176 million in the third quarter of fiscal 1996 and 38% to $463 million in the first nine months of fiscal 1996, from $123 million and $336 million in the corresponding periods of fiscal 1995. The Company experienced growth in each of its geographic markets worldwide. This growth was primarily attributable to increased shipments of the Company's host adapters compared to the same periods a year ago. This increase in shipments was primarily due to the continued growth of the high-performance desktop microcomputer market and servers for networking applications. Additionally contributing to the increase in net revenues were increased shipments of the Company's integrated circuits (ICs) for storage applications compared to the corresponding periods of fiscal 1995.

Gross Margin

Gross margin for the third quarter and the first nine months of fiscal 1996 was 58% compared to 58% for the three months ended December 30, 1994 and 55% for the first nine months of fiscal 1995. Gross margin for the nine-month period ended December 29, 1995 was favorably affected by continued growth of host adapters in the high-performance microcomputer markets, increases in manufacturing efficiencies and component cost reductions.

Operating Expenses

Research and development expenses as a percentage of net revenues were 13% during the third quarter and first nine months of fiscal 1996 compared to 12% and 13% in the corresponding periods of fiscal 1995. Actual spending for research and development increased from the corresponding periods of fiscal 1995 by 57% to $23 million in the third quarter and 40% to $60 million in the first nine months of fiscal 1996. This increased spending was a result of the Company's continued investment in its core SCSI business together with its ongoing commitment to the development of new technologies. The Company anticipates that research and development expenses will continue to increase in absolute dollar amounts over the remainder of fiscal 1996 as a result of its investment in current and various future technologies.

Sales and marketing expenses as a percentage of net revenues remained consistent at 13% for both the third quarter and first nine months of each fiscal year. Actual sales and marketing expenses increased from the corresponding periods of fiscal 1995 by 41% to $22 million in the third quarter and 34% to $58 million in the first nine months of fiscal 1996. This spending increase was mainly due to increased staffing levels and increased advertising and promotional activities aimed at driving increased demand for the Company's products. The Company anticipates that sales and marketing expenses will increase in absolute dollar amounts for the remainder of fiscal 1996 primarily due to advertising and promotional programs aimed at introducing new technologies and generating demand for the Company's products.

General and administrative expenses as a percentage of net revenues remained consistent at 5% in the third quarter and first nine months of fiscal 1996 from the comparable fiscal 1995 periods. Actual spending increased from a year ago primarily due to costs associated with increased staffing levels to support the Company's growth.

Interest and Income Taxes

Interest income, net of interest expense, increased 90% to $3.1 million in the third quarter and 88% to $8.4 million in the first nine months of fiscal 1996 compared with the respective periods in fiscal 1995. This was primarily a result of increased average interest bearing balances compared to the same periods a year ago and continued principal paydowns on debt.

The Company's effective tax rate for the three and nine month periods ended December 29, 1995 differed from the federal statutory rate primarily due to income earned in Singapore where the Company is subject to significantly lower effective tax rates.

Excluding the one-time write-off of in-process technology totaling $52 million, the Company's results of operations for the three- and nine-month periods ended December 29, 1995 were not materially affected by the acquisitions of Trillium, Future Domain, Incat, and Power I/O. Management currently believes the Company's results of operations for the remainder of the fiscal year will not be materially affected by these companies acquired during the second and third quarters of the current fiscal year.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operations for the first nine months of fiscal 1996 was $98 million compared with $89 million for the first nine months of fiscal 1995. During the first nine months of fiscal 1996, the majority of funds generated from operations resulted from $62 million of net income adjusted by non-cash items including a non-recurring write-off of acquired in-process technology (net of deferred taxes) of $40 million, and depreciation and amortization of $13 million. Additionally contributing to favorable operating cash flows was an increase in accrued liabilities totaling $39 million, resulting from increased staffing, the timing of federal income tax payments, and increased operations. Primarily offsetting these items was an increase in accounts receivable of $26 million primarily resulting from the increased shipments during the quarter, an increase in inventories of $9 million to meet continued increasing shipments, and increases in prepaid expenses and other assets totaling $22 million, mainly as a result of recording a $20 million advance payment to TSMC to secure additional future capacity for wafer fabrication.

During the corresponding period of fiscal 1995, the majority of funds generated from operations resulted from $63 million of net income adjusted by non-cash items including depreciation and amortization of $10 million. Also contributing to positive cash flows was a decrease in inventories of $10 million and an increase in accrued liabilities totaling $16 million. Offsetting this was an increase in other assets of $5 million mainly resulting from a payment in connection with the Company's supply agreement to support its silicon wafer requirements and a decrease in accounts payable of $7 million primarily due to the timing of vendor payments for inventories and capital equipment purchases.

Investing Activities

During the first nine months of fiscal 1996, the Company continued to invest in equipment for product development, IC testing and board level production. Additionally, the Company has invested in various leasehold and building improvements to continually support increased operations. During the second quarter, the Company added a sixth surface mount technology production line to its manufacturing facility located in Singapore. Purchases of property and equipment in the same period a year ago included $8 million relating to the purchase of land and buildings to support additional staffing requirements.

In the first nine months of fiscal 1996, the Company also continued to invest proceeds from operating activities in marketable securities consisting mainly of various U.S. government and municipal securities. During the first nine months of fiscal 1996, the Company used $31 million, net of cash acquired for the acquisitions of Trillium, Future Domain, and Power I/O.

The Company anticipates capital expenditures relating to property and equipment of approximately $5 million for the remainder of fiscal 1996. The funds for these expenditures, the expenditures relating to the transactions disclosed in
Note 8 of the Notes to Condensed Consolidated Financial Statements, and for capital expenditures in fiscal 1997 are expected to be generated from operations as well as working capital on hand. The Company may also utilize these funds for increased capacity for wafer fabrication, technology investments, or acquisitions of complementary businesses, products or technologies. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support the Company's operations at least through fiscal 1997.

Financing Activities

During the first nine months of fiscal 1996 and 1995, the Company received proceeds from common stock issued under employee stock option and employee stock purchase plans totaling $9 million and $6 million, respectively. Repurchases of common stock by the Company during the same periods totaled $8 million and $37 million, respectively.

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

Also in October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This standard will be effective for the Company beginning in fiscal 1997 and requires measurement of awards made beginning in fiscal 1996. As allowed by the new standard, the Company intends to account for stock-based compensation under existing rules, and as a result, adoption of the new standard will not impact reported earnings or earnings per share.

Certain Factors Bearing on Future Results

The statements in the third paragraph under the caption "Investing Activities" are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

Reliance on the High-Performance Microcomputer Market. The Company's products are used primarily in high performance computer systems designed to support I/O intensive applications and operating systems. Historically, the Company's growth has been supported by increasing consumer demand for systems which support desktop publishing, multimedia, video, CAD/CAM, multitasking and networking applications. Should the growth of demand for such systems slow, the Company's revenues and income may be adversely affected by a decline in demand for the Company's products and increased pricing pressures from both competitors and customers.

Uncertainty of Timing and Amount of Capital Expenditures. Predicting the timing and amount of capital expenditures is difficult for a number of reasons, including (i) the fact that opportunities to acquire other businesses, products and technologies of interest to the Company may arise on short notice and require substantial amounts of capital and (ii) that in the increasingly competitive market for wafer supplies, wafer manufacturers have been frequently requiring substantial capital commitments by customers in order to obtain guaranteed wafer capacity. Opportunities to obtain such capacity can arise on relatively short notice and require significant commitments on the part of the Company.

Dependence on Suppliers. The majority of the Company's integrated circuits are manufactured by a limited number of semiconductor manufacturers. If one or more of these manufacturers were to experience significant difficulty or disruptions in the shipment of integrated circuits, delays in developing alternative sources could adversely affect the Company's business. In addition, the Company's subsystems and host adapter products make extensive use of standard logic, memory and microprocessor circuits. An extended supply shortage or a major increase in the market price of these components could have an adverse effect on the Company's business.

Fluctuation in Demand. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has in the past experienced, and may at any time and with minimal notice in the future experience, cancellations and postponements of orders.

Management of Growth and Acquisitions. The Company recently has experienced growth in the number of its employees and the scope of its operations and has completed several acquisitions of other companies resulting in increased responsibilities for its management. In order to manage potential future growth and acquisitions, the Company will need to hire, train, motivate and manage a growing number of employees. A failure to effectively manage growth or acquisitions could materially adversely affect the Company's business and operating results.

Reliance on Industry Standards. The Company's products are designed to comport with certain industry standards such as SCSI, UltraSCSI, PCI and ATM. If consumer acceptance of these standards was to decline or if new standards were to emerge, the Company's business and operating results could be materially adversely affected.

Technological Change; Competition; Dependence on New Products. The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. In addition, the Company must respond to current competitors, who may choose to increase their presence in the Company's markets, and to new competitors, who may choose to enter those markets. If the Company is unable to make timely introduction of new products or respond to competitive threats, its business and operating results could be materially adversely affected.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of other factors, including variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings and the market acceptance of new and enhanced versions of the Company's products. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to significantly increase operating expenditures and inventory as it expands its operations. The rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. Fluctuations in operating results may cause volatility in the price of the Company's Common Stock.

Volatility of Stock Price. In recent months, the stock market in general, and the market for share of technology companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter- to- quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

Part II.             OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K

                     EXHIBIT
                     NUMBER               DESCRIPTION
                     -------              -----------
                     10.1*                Option Agreement I Between Adaptec Manufacturing
                                          (S)Pte. Ltd. and Taiwan Semiconductor Manufacturing
                                          Co., Ltd. dated October 23, 1995

                     10.2*                Option Agreement II Between Adaptec Manufacturing
                                          (S)Pte. Ltd. and Taiwan Semiconductor Manufacturing
                                          Co., Ltd. dated October 23, 1995

                     27                   Financial Data Schedule


             *The Company has requested confidential treatment for portions of these agreements.

              No Reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADAPTEC, INC.
                                       -----------------------------------------
                                       Registrant

                                       \s\PAUL G. HANSEN
                                       -----------------------------------------
                                       Paul G. Hansen, Vice-President, Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer),
                                       Assistant Secretary

Date:  February 8, 1996

                                       \s\ANDREW J. BROWN
                                       -----------------------------------------
                                       Andrew J. Brown, Corporate Controller
                                       (Principal Accounting Officer)

Date: February 8, 1996