Form 10-K405
period 1996-03-31
ADAPTEC INC
filed 1996-06-21
CIK 709804

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

          FOR THE TRANSITION PERIOD FROM             TO             .

                        COMMISSION FILE NUMBER 000-15071

                                 ADAPTEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS

                         COMMON STOCK, $.001 PAR VALUE
                          COMMON SHARE PURCHASE RIGHTS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X   No  ___

     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on June 7, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,501,561,255. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 53,363,780 at June 7, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and IV incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended March 31, 1996. Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on August 22, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Adaptec", the "Company" or the "Registrant" refer to Adaptec, Inc. and its wholly owned subsidiaries. Adaptec, the Adaptec logo, EZ-SCSI and SCSIselect are trademarks of Adaptec, Inc., which may be registered in some jurisdictions. All other trademarks used are owned by their respective owners.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Adaptec is a leader in high-performance I/O and connectivity solutions, a foundation technology for the global information infrastructure. Adaptec designs, manufactures, and markets hardware and software products that enhance data transfer rates between computers, peripherals, and networks. Its high-performance I/O, connectivity, and network products are incorporated into the systems and products of major computer and peripheral manufacturers worldwide. Adaptec's board-based solutions range from simple connectivity products for single-user and small-office desktop computers, to intelligent subsystem, high-performance SCSI, RAID and ATM products for enterprise-wide computing and networked environments. The Company's integrated circuit (IC) products include single chip disk controllers for disk drives and single chip SCSI host adapters.

BACKGROUND

     The rapid growth of client/server networking environments, complex microcomputer based applications, and the expanded adoption of various peripheral devices, such as CD-ROM, CD-Recordable (CD-R), and tape drives, continue to be factors beneficial to growth in the markets that the Company operates in. Critical factors driving this growth have been the development of increasingly sophisticated software for applications such as multimedia, multitasking, networking, and high resolution graphics. These application developments continue to result in the need for increased data transmission rates between CPUs and peripherals and the need to facilitate efficient CPU utilization and bandwidth management which would enhance the overall performance of microcomputer systems, servers and networks. The Company addresses these needs with products that significantly enhance and optimize overall microcomputer system performance, particularly in complex operating environments, involving sophisticated applications and multiple peripherals.

MARKET OVERVIEW

     The Company provides high-performance hardware and software products to virtually all major microcomputer and disk drive manufacturers and distributors around the world. The Company believes that technical leadership, product innovation, marketing expertise and brand name recognition allow it to compete favorably worldwide supplying I/O solutions to enterprise and personal computing markets and providing ICs to mass storage markets. Operating systems for computing continue to evolve with Graphical User Interfaces (GUIs), such as Microsoft's Windows 95, being standard in most desktop and portable computers. The need in recent years for the microcomputer to become the information access center continues to drive the growth of complex and graphics-intensive applications including multimedia, multitasking, video, desktop publishing, and networking applications. Additionally, many desktop and portable computers are being configured with a more diverse set of peripherals, such as CD-ROM, Tape, Write Once Read Many (WORM), CD-R and Digital Audio Tape (DAT) drives, either at the time of purchase or after the original equipment sale. These continuing trends in operating systems, applications and peripherals benefit the Company in its markets where the demand for high-performance I/O solutions continues to increase.

     The enterprise computing market continues to be characterized by increasingly more sophisticated and graphics-intensive applications, such as network management software, distributed multimedia, video and desktop publishing applications. These applications, existing primarily in client/server environments, typically require a file server to be configured with multiple peripherals such as WORM, CD-ROM and DAT drives, together with hard disk subsystems that provide security and data integrity capabilities such as Redundant Array of Independent Disks (RAID). Successful implementation of such critical systems requires significant knowledge of networking software and I/O subsystems. The personal computing market has also rapidly migrated to more high-performance computers in the last few years, with new generations of microprocessors continually increasing CPU speed as well as an increased number of computers being sold with a diverse set of peripherals. This shift in the personal computing market continues to generate demand for products incorporating SCSI technology.

     Virtually every microcomputer is shipped with inexpensive mass storage devices which are required to store vast amounts of information and data. Such devices include CD-ROM, tape drives and most commonly hard disk drives. In the past year, non-hard disk devices, such as Iomega's Zip and Ditto drives, have been increasingly used in addition to a hard disk and often have SCSI interfaces. Common uses for non-hard disk SCSI devices include data backup and archiving for tape drives and storage needed for multimedia programs where video, text, graphics and sound are stored on a CD-ROM or CD-R. Hard disk drives are usually part of a standard desktop, portable or networked microcomputer configuration, and generally are used to store operating systems, user applications and data files. Most hard disk drives are shipped with either an EIDE or a SCSI interface and have relatively fast data access and transfer capabilities.

PRODUCTS

     The Company's products are designed and manufactured using a core set of technologies and resources. The Company's semiconductor technology design centers develop products for all markets the Company serves. The Company continues to utilize a process called concurrent engineering, in which manufacturing, marketing and engineering work together early in the development cycle, to meet the demands of emerging technologies as well as decrease the "time to volume" of product shipments. The Company maintains an Internet Web site (www.adaptec.com) to provide its customers with detailed company and product information.

  BOARD-BASED I/O SOLUTIONS

     The Company's board-based I/O solutions, which include SCSI host adapters, ATM network interface cards, and related software, meet the demanding I/O and connectivity requirements of high-performance desktop and portable computers, technical workstations, and enterprise servers, across all important microprocessor based platforms.

     The Company's proprietary single chip host adapters are the principal component of these products. These ICs, together with the Company's extensive array of software products, provide customers the most comprehensive board-based I/O solutions available in the markets it serves. The Company provides bus mastering, SCSI host adapters that manage all I/O processing activity, thereby freeing the CPU to focus most of its power on task processing. The Company offers these host adapters across all ranges of bus architectures including PCI, ISA, EISA, VL, PCMCIA and Micro Channel. The Company also provides non-bus mastering host adapters which provide standardized SCSI connectivity between the CPU and its peripherals. Demand for the Company's board-based I/O solutions has increased with the continued adoption of SCSI as the high-performance I/O standard in personal computing. Additionally, demand is being driven by the increased use of file servers where SCSI usage approaches 100%. To meet this increased demand, the Company continues to develop and market I/O solutions meeting specific OEM requirements and turnkey kits for the distributor channels. These kits include a SCSI host adapter and related software that enable end-users to more readily connect SCSI peripherals to their microcomputer. The Company also provides ATM network interface cards to major OEMs supporting a number of major operating systems.

     To facilitate the use of SCSI in microcomputer systems, the Company developed Advanced SCSI Programming Interface (ASPI), an operating system-level interface allowing seamless connectivity between SCSI host adapters, operating systems, and peripherals. ASPI enables users to integrate high-performance SCSI peripherals with microcomputers using popular operating systems, such as DOS, Windows, Windows 95, Windows NT, NetWare, OS/2 and UNIX. The Company is engaged in strategic relationships with leading operating system vendors, such as IBM, Microsoft and Novell, resulting in joint development projects to embed the Company's software within their operating systems. In addition, the Company has developed several software utilities such as Adaptec EZ-SCSI and SCSIselect products, which simplify connecting a SCSI host adapter and peripherals to a microcomputer system. As a result of business acquisitions in fiscal 1996, the Company now provides CD-R products which include powerful, easy-to-use CD writing and photo CD solutions for cross-platform CD data and multimedia applications. Additionally, the Company has incorporated new software with its host adapters and accelerator cards compatible with Power PC based systems.

  INTEGRATED CIRCUITS

     The Company develops proprietary ICs for use in mass storage devices and microcomputer systems and for use in its own board-based SCSI host adapters and network interface cards (NICs). Adaptec's proprietary ICs provide innovative solutions for managing complex I/O functions in high-performance microcomputer and storage applications. Working closely with customers, the Company provides complete solutions that include sophisticated ICs, with related firmware and software, to optimize overall subsystem design.

     The Company's current IC products include SCSI, and EIDE programmable storage controllers and single-chip SCSI host adapters. All of the Company's IC products are developed using advanced design technologies to meet market requirements for higher levels of physical integration, increased functionality and performance. The Company's programmable SCSI and EIDE storage controllers are typically configured to address specific customer requirements in the mass storage market and are used primarily in high capacity hard disk drives as well as non-hard disk drives. The Company's SCSI host adapter ICs incorporate similar technology and are used by system manufacturers to embed SCSI on the system motherboard.

RESEARCH AND DEVELOPMENT

     The Company believes research and development is fundamental to its success, especially in integrated circuit design, software development, and I/O solutions that encompass emerging technologies. The development of proprietary integrated circuits that support multiple architectures and peripheral devices requires a combination of engineering disciplines. In addition, extensive knowledge of computer and subsystem architectures, expertise in the design of high-speed digital integrated circuits and knowledge of operating system software is essential. The Company's research and development efforts continue to focus on the development of proprietary integrated circuits that support multiple architectures and peripheral devices. These proprietary integrated circuits are incorporated with a wide range of I/O solutions that facilitate high-speed data transfer rates, which are essential to the enhanced performance of client/server networking environments, applications requiring high-performance I/O, and the adoption of various peripheral devices.

     The Company continues to leverage its technical expertise and product innovation capabilities to address I/O solutions across a broad range of users and platforms. While SCSI solutions currently remain the core of the Company's business, in fiscal 1996 the Company continued to invest in newer products and technologies including ATM, RAID, and CD-R technologies and invested in the research and development of serial architectures such as Fibre Channel and 1394.

     Approximately 25% of the Company's employees are engaged in research and development. In fiscal 1996, 1995 and 1994, the Company spent approximately $88 million, $61 million, and $40 million respectively, for research and development.

MARKETING AND CUSTOMERS

     The Company sells its products through both OEM and distributor channels and packages these products to meet the specific requirements of system integrators and end users. The Company works closely with its OEM customers on the design of current and next generation products that incorporate the Company's board-based products and integrated circuits. The Company provides its OEM customers with extensive applications and system design support. The Company also sells boardbased products to end users through major computer product distributors and provides technical support to its customers worldwide. The Company believes it has successfully positioned itself as a leading supplier in offering a full range of I/O solutions providing bandwidth management in both OEM and distributor channels worldwide.

     The Company focuses its global marketing efforts on major OEM customers and distributors through its direct sales force located in the United States and primary industrial centers in Europe and the Far East. The Company also makes selective use of sales representatives on a worldwide basis. OEM customers include Acer, Compaq, Conner Peripherals, Digital Equipment Corporation, Dell Computer Corporation, Fujitsu, Gateway 2000, Hewlett-Packard Company, IBM Corporation, Intel Corporation, IOmega, Maxtor Corporation, NEC Technologies, Samsung, Siemens Nixdorf and Toshiba America. Distribution customers include,

Actebis, Computer 2000, Gates/Arrow, Ingram Micro, Merisel, Nissho, and Tech Data. In fiscal 1996, sales to Nissho represented 10% of net revenues. In fiscal 1995 and 1994 no customer accounted for more than 10% of the Company's net revenues.

     The Company emphasizes solution-oriented customer support as a key element of its marketing strategy and maintains technical applications groups in the field as well as at the Company's headquarters. Support provided by these groups includes assisting current and prospective customers in the use of the Company's products, writing application notes and conducting seminars for system designers. The systems-level expertise and software experience of the Company's engineering staff are also available to customers with particularly difficult I/O design problems. A high level of customer support is also maintained through technical support hotlines, electronic bulletin boards and dial-in-fax capability.

     International net revenues accounted for approximately 56%, 62% and 58% of net revenues in fiscal 1996, 1995, and 1994, respectively. Sales of the Company's products internationally are subject to certain risks common to all export activities, such as governmental regulation and the risk of imposition of tariffs or other trade barriers. Sales to customers are primarily denominated in U.S. dollars. As a result, the Company believes its foreign currency exchange rate risk is minimal.

BACKLOG

     The Company's backlog was approximately $111 million and $66 million at March 31, 1996 and March 31, 1995, respectively. These backlog figures include only orders scheduled for shipment within six months, of which the majority are scheduled for delivery within 90 days. The Company's customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions and changes in inventory policies and forecasted demand. Accordingly, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

COMPETITION

     In the enterprise and personal computing markets, the Company's principal competitors are smaller host adapter companies. The Company's competitive strategy is to continue to leverage its technical leadership and concentrate on the most technology-intensive solutions. To address the competitive nature of the business the Company designs advanced features into its products, with particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals. The Company believes that it obtains a significant competitive advantage by supplying its customers with a comprehensive array of solutions ranging from connectivity products for the personal computing market to high performance products for enterprise-wide computing and networked environments. In addition, technical leadership, product innovation, strong financial position, and brand awareness are important competitive factors in these markets which the Company believes it competes favorably.

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

     The markets for the Company's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions and evolving industry standards. The Company's competitors continue to introduce products with improved performance characteristics and its customers continue to develop new applications. The Company will have to continue to develop and market appropriate products to remain competitive. The Company believes one of the significant factors in its competitive success is its continued commitment of significant resources to research and development.

MANUFACTURING

     The Company's Singapore manufacturing facility produces and tests high volume host adapter products. The Singapore facility has earned ISO 9001 certification, a stringent quality standard that has become a requirement for doing business globally. By establishing this facility in Singapore in 1988, the Company has experienced lower costs, shorter manufacturing cycle times, and improved service to customers. The Company's products make extensive use of standard logic, printed circuit boards and random access memory supplied by several outside sources.

     All semiconductor wafers used in manufacturing the Company's products are processed to its specifications by outside suppliers. The Company believes that its current wafer volume and manufacturing technology requirements are best met with subcontracting relationships. In fiscal 1996, the Company secured capacity through an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) that ensures availability of a portion of the Company's wafer capacity for both current and future technologies. Under this agreement, which is effective through 2001, the Company made advance payments of $20 million and has signed a $46 million promissory note which becomes due at the end of June 1996. This agreement is in addition to an existing deposit and supply agreement with TSMC which expires in June 1997. Also in fiscal 1996, the Company signed an agreement with AT&T that provides the Company with a guaranteed supply of wafers from AT&T's fabrication facility located in Madrid, Spain in return for an investment in fabrication equipment of up to $25 million. The Company did not make any payments in connection with this agreement during fiscal 1996.

PATENTS AND LICENSES

     The Company believes that patents are of less significance in its industry than such factors as innovative skills, technological expertise and marketing abilities. However, the Company encourages its engineers to document patentable inventions and has applied for and continues to apply for patents both in the United States and in foreign countries when it deems it to be advantageous to do so. There can be no assurance that patents will be issued or that any patent issued will provide significant protection or could be successfully defended.

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

EMPLOYEES

     At March 31, 1996, the Company had 2,211 employees, including 559 in engineering, 993 in manufacturing (including 841 at its Singapore facility), 115 in customer technical support, 167 in marketing, 187 in sales, and 190 in finance and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand. None of the Company's employees are represented by a labor union.

FOREIGN AND DOMESTIC OPERATIONS

     Incorporated by reference from information under the caption "Segment Information" on Pages 47 and 48 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The following risk factors should be considered by anyone contemplating an investment in the Company's Common Stock. In addition, the Company and its representatives may from time to time make forward-looking statements, and the following are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

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

     Uncertainty of Timing and Amount of Capital Expenditures. Predicting the timing and amount of capital expenditures by the Company is difficult for a number of reasons, including (i) the fact that opportunities to acquire other businesses, products and technologies of interest to the Company may arise on short notice and require substantial amounts of capital and (ii) that in the increasingly competitive market for wafer supplies, wafer manufacturers have been frequently requiring substantial capital commitments by customers in order to obtain guaranteed wafer capacity. Opportunities to obtain such capacity can arise on relatively short notice and require significant commitments on the part of the Company.

     Dependence on Suppliers. The majority of the Company's integrated circuits are manufactured by a limited number of semiconductor manufacturers. If one or more of these manufacturers were to experience significant difficulty or disruptions in the shipment of integrated circuits, delays in developing alternative sources could adversely affect the Company's business. In addition, the Company's host adapter products make extensive use of standard logic, memory and microprocessor circuits. An extended supply shortage or a major increase in the market price of these components could have an adverse effect on the Company's business.

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

     Reliance on Industry Standards. The Company's products are designed to conform with certain industry standards such as SCSI, UltraSCSI, PCI, RAID and ATM. If consumer acceptance of these standards was to decline or if new standards were to emerge, the Company's business and operating results could be materially adversely affected if the Company were unable to adapt to these standards in a timely manner.

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

     Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of other factors, including: variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings and the market acceptance of new and enhanced versions of the Company's products. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to significantly increase operating expenditures and inventory as it expands its operations. The rate of new orders may vary significantly from month to month; consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, would be adversely affected. Fluctuations in operating results may cause volatility in the price of the Company's Common Stock.

     Volatility of Stock Price. In recent months, the stock market in general, and the market for shares of technology companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

ITEM 2. PROPERTIES.

     The Company owns six buildings (approximately 375,000 square feet) in Milpitas, California which are primarily used by the Company for corporate offices, research, manufacturing, marketing and sales. The Company leases another building which is mainly occupied to support administrative and sales functions. The Company also leases facilities in Boulder, Colorado (47,000 square feet), Irvine, California (82,000 square feet) and Hudson, Wisconsin (5,000 square feet) to support technical design efforts and sales.

     Adaptec Manufacturing Singapore is located in two leased facilities (approximately 150,000 square feet). The two buildings are used by the Company for research, manufacturing and sales. The Company also leases ten sales offices in the United States, and one sales office each in Brussels, Belgium; Munich, Germany; Bretonneux, France; Fleet, England; Singapore; Taiwan; and Tokyo, Japan. The Tokyo office also provides technical design efforts and technical support with the Brussels office providing technical support to Europe. The Company believes its existing facilities and equipment are well maintained and in good operating condition and believes its manufacturing facilities, together with the use of independent manufacturers where required or desirable, will be sufficient to meet its anticipated manufacturing needs through fiscal 1997.

     During fiscal 1996, the Company acquired a parcel of land in Fremont, California for approximately $12 million cash to support anticipated future growth. The Company's future facilities requirements will depend upon the Company's business and, the Company believes additional space, if required, may be obtained on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     Incorporated by reference from the information under the caption "Common Stock Prices and Dividends" on page 52 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference from the information under the caption "Selected Financial Data" on page 52 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 31 through 35 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of Adaptec, Inc. at March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996 and the independent accountants' report thereon are incorporated by reference from pages 36 through 51 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996. The financial statements of Adaptec, Inc. for the year ended March 31, 1994 were audited by other independent public accountants as indicated in the previously mentioned independent public accountants' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors of Adaptec is incorporated by reference from the information under the captions "Election of Directors -- Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held, August 22, 1996 (the "Proxy Statement").

     The following sets forth certain information with respect to the executive officers of the Company, and their ages, as of March 31, 1996.

          NAME              AGE                       POSITION
John G. Adler               59      Chairman of the Board of Directors
F. Grant Saviers            51      President and Chief Executive Officer
Robert N. Stephens          50      Chief Operating Officer
Daniel W. Bowman            51      Vice President of Administration
Andrew J. Brown             36      Corporate Controller and Principal
                                    Accounting Officer
Michael G. Fisher           37      Vice President and General Manager
John D. Hamm                36      Vice President and General Manager
Paul G. Hansen              48      Vice President of Finance, Chief Financial
                                    Officer and Assistant Secretary
Sam Kazarian                53      Vice President of Operations
Christopher G. O'Meara      38      Vice President and Treasurer
S. Sundaresh                39      Vice President and General Manager
Henry P. Massey, Jr.        56      Secretary

     Executive officers serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any directors or executive officers of the Company.

     Mr. Adler has served as a Director since February 1986. Mr. Adler served as Chief Executive Officer from December 1986 to July 1995, Chief Operating Officer from May 1985 to December 1986 and President from May 1985 to July 1992.

     Mr. Saviers has served as President since August 1992 and was appointed Chief Executive Officer in July 1995. Mr. Saviers was also appointed a member of the Board of Directors in August 1992. Mr. Saviers served as Chief Operating Officer from August 1992 to July 1995. Prior to that time, Mr. Saviers held several senior level management positions in his 24 year tenure with Digital Equipment Corporation, and more recently served as Vice President of Digital's personal computer systems and peripherals operations.

     Mr. Stephens has served as Chief Operating Officer since November 1995. From 1993 to 1995, he founded, and served as Chairman for Power I/O Corporation. From 1990 to 1993, Mr. Stephens held the position of President and CEO of Emulex Corporation.

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

     Mr. Fisher has served as Vice President and General Manager since November 1994. Between May 1994 and October 1994 he held the position of General Manager, Mass Storage Electronics Product Group. Before then, Mr. Fisher held the position of Director of Hard Disk Drive Products at Exar Corporation form November 1990 until April 1994.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following Consolidated Financial Statements of Adaptec, Inc. and the Report of Independent Public Accountants, as listed under (a) (1) below, are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended March 31, 1996.

     (a) (1) FINANCIAL STATEMENTS:

                                                                              PAGE IN
                                                                              ANNUAL
                                                                              REPORT
                                                                              -------
        Consolidated Statements of Operations -- Fiscal Years ended March
          31, 1996, 1995 and 1994...........................................       36
        Consolidated Balance Sheets at March 31, 1996 and 1995..............       37
        Consolidated Statements of Cash Flows --
          Fiscal Years ended March 31, 1996, 1995 and 1994..................       38
        Consolidated Statements of Shareholders' Equity -- Fiscal Years
          ended March 31, 1996, 1995 and 1994...............................       39
        Notes to Consolidated Financial Statements..........................    40-49
        Report of Management................................................       50
        Report of Independent Accountants...................................       51

     (2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                     DESCRIPTION
- -------    ----------------------------------------------------------------------------
 2.1(a)    Stock Purchase Agreement By and Among Adaptec, Inc., Future Domain
           Corporation, Jack A. Allweiss, Patricia A. Allweiss and Certain Shareholders
           of Future Domain Corporation dated July 13, 1995............................    (2)
 2.1(b)    Stock Purchase Agreement By and Between Adaptec, Inc. and Certain
           Shareholders of Future Domain Corporation dated July 13, 1995...............    (2)
 2.2       Agreement and Plan of Reorganization By and Among Adaptec, Inc., Incat
           Systems Software USA, Inc., ISS Acquisition Corporation and Certain
           Shareholders of Incat Systems Software USA, Inc. dated August 23, 1995......    (2)
 3.1       Seventh Amended and Restated Articles of Incorporation of Registrant........    (4)
 3.2       Bylaws of Registrant, as restated on February 9, 1996.
 4.1       First Amended and Restated Common Shares Rights Agreement dated June 30,
           1992, between Registrant and Chemical Trust Company of California as Rights
           Agents......................................................................    (6)
10.1*      Registrant's 1986 Employee Stock Purchase Plan..............................    (4)
10.2       Technology License Agreement dated January 1, 1985 between the Registrant
           and International Business Machines Corporation.............................    (8)
10.3*      Registrant's Savings and Retirement Plan....................................    (7)
10.4*      1990 Stock Plan, as amended.................................................   (10)
10.5*      Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement,
           Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement,
           and Incentive Stock Rights Agreement for use in connection with the 1990
           Stock Plan, as amended......................................................    (5)
10.6*      1990 Directors' Option Plan and forms of Stock Option Agreement.............    (4)
10.7       Revolving Loan Agreement dated June 3, 1992 between Registrant and Plaza
           Bank of Commerce (incorporated by reference to Exhibit 10.26 filed with
           Registrant's Annual Report on form 10-K for fiscal year ended March 31,
           1992) and Amendment Number Three to the Revolving Credit Loan Agreement
           dated April 29, 1994 between the Registrant and Comerica Bank -- California
           (formerly Plaza Bank of Commerce) expiring August 31, 1997..................    (4)
10.8       Amendments Four, Five and Six to the Revolving Credit Loan Agreement dated
           April 29, 1994 between the Registrant and Comerica Bank -- California
           expiring August 31, 1997....................................................    (4)
10.9**     Option Agreement I Between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan
           Semiconductor Manufacturing Co., Ltd. dated October 23, 1995................    (3)
10.10**    Option Agreement II Between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan
           Semiconductor Manufacturing Co., Ltd. dated October 23, 1995................    (3)
10.11      Consignment Agreement between Adaptec, Inc. and AT&T Corp. dated January 10,
           1996........................................................................
10.12      Form of Indemnification Agreement entered into with directors and officers
           of the Company..............................................................    (9)
10.13      Term Loan Agreement dated June 24, 1992 between the Registrant and Plaza
           Bank of Commerce expiring June 30, 1998.....................................    (9)
10.14**    Deposit and Supply Agreement between Taiwan Semiconductor Manufacturing Co.,
           Ltd. and Adaptec Manufacturing Pte. Ltd.....................................    (4)
10.15      Industrial Lease Agreement between the Registrant, as Lessee, and Jurong
           Town Corporation, as Lessor.................................................    (1)
13.1       Annual Report to Shareholders for the fiscal year ended March 31, 1996......
21.1       Subsidiaries of Registrant..................................................   (12)
23.1       Consent of Independent Accountants. Price Waterhouse LLP (See page 14).
23.2       Consent of Independent Public Accountants. Arthur Andersen LLP (See Page
           15).
23.3       Report of Independent Public Accountants, Arthur Andersen LLP (see Page 16).
24.1       Power of Attorney. (See Pages 17 and 18).
27.1       Financial Data Schedule for the year ended March 31, 1996.

- ---------------

 (1) Incorporated by reference to exhibits filed with Registrant's Annual report on Form 10-K for the year ended March 31, 1995.

 (2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.

 (3) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.

 (4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (5) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 (6) Incorporated by reference to Exhibit A filed with the Registrant's Registration Statement Number 0-15071 on Form 8-A on May 11, 1989 and to
     Exhibit 1.1 to Form 8 Amendments No. 1, No. 2 and No. 3 thereto as filed June 5, 1990, April 8, 1992 and July 20, 1992, respectively.

 (7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

 (8) Incorporated by reference to Exhibit 10.15 filed in response to Item 16(a) "Exhibits", of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (file No. 33-5519), which became effective on June 11, 1986.

 (9) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(10) Incorporated by reference to Exhibit 4.2 to Form S-8 as filed February 7, 1996.

(11) Incorporated by reference to Exhibit 16 to Form 8-K/A-2 dated July 11,
1994.

(12) Incorporated by reference from the information under the caption "Corporate Information" included in the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

* Designates management contracts or compensatory plan arrangements required to be filed as an exhibit pursuant to item 14(c) of this report on Form 10-K.

**   Confidential treatment has been granted for portions of this agreement.

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-02889, No. 33-0779, No. 33-85652) of Adaptec, Inc. of our report dated April 22, 1996 appearing on page 51 of the Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

                                          PRICE WATERHOUSE LLP

San Jose, California
June 20, 1996

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements File No. 33-36353, No. 33-36352, No. 33-32071, No. 33-25237, No. 33-19125, No. 33-19124, No. 33-8846 and No. 33-68630.

                                            ARTHUR ANDERSEN LLP

San Jose, California
June 20, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adaptec, Inc.:

     We have audited the consolidated statements of operations, shareholders' equity and cash flows of Adaptec, Inc. (a California corporation) and subsidiaries for the year ended March 31, 1994 (incorporated by reference herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Adaptec, Inc. and subsidiaries for the year ended March 31, 1994 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California
April 25, 1994

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADAPTEC, INC.

                                                /s/  F. GRANT SAVIERS

                                          F. Grant Saviers
                                          President and Chief Executive Officer
Date:

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints F. Grant Saviers and Paul G. Hansen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                                 TITLE                         DATE
             ---------                                 -----                         ----
       /s/  JOHN G. ADLER                           Chairman of the Board of      June 20, 1996
- --------------------------------------                   Directors,
           (John G. Adler)

      /s/  F. GRANT SAVIERS                      President, and Chief Executive   June 20, 1996
- --------------------------------------                     Officer
        (F. Grant Saviers)

        /s/  ROBERT N. STEPHENS                      Chief Operating Officer       June 20, 1996
- ---------------------------------------
            (Robert N. Stephens)

          /s/  PAUL G. HANSEN                     Vice President of Finance and    June 20, 1996
- ---------------------------------------            Chief Financial Officer and
           (Paul G. Hansen)                            Assistant Secretary


       /s/  ANDREW J. BROWN                          Corporate Controller and      June 20, 1996
- ---------------------------------------           Principal Accounting Officer
          (Andrew J. Brown)

      /s/  LAURENCE B. BOUCHER                               Director              June 20, 1996
- ---------------------------------------
         (Laurence B. Boucher)

           /s/  CARL J. CONTI                                Director              June 20, 1996
- ---------------------------------------
           (Carl J. Conti)

        /s/  JOHN C. EAST                                    Director              June 20, 1996
- ---------------------------------------
           (John C. East)

                   SIGNATURE                                     TITLE                    DATE
- -----------------------------------------------      ------------------------------  --------------

         /s/  ROBERT J. LOARIE                       Director                        June 20, 1996
- -----------------------------------------------
             (Robert J. Loarie)


            /s/  B. J. MOORE                         Director                        June 20, 1996
- -----------------------------------------------
                (B. J. Moore)


        /s/  W. FERRELL SANDERS                      Director                        June 20, 1996
- -----------------------------------------------
            (W. Ferrell Sanders)


         /s/  PHILLIP E. WHITE                       Director                        June 20, 1996
- -----------------------------------------------
             (Phillip E. White)

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                     EXHIBITS                                      PAGE
- -------    ------------------------------------------------------------------------
 2.1(a)    Stock Purchase Agreement By and Among Adaptec, Inc., Future Domain
           Corporation, Jack A. Allweiss, Patricia A. Allweiss and Certain
           Shareholders of Future Domain Corporation dated July 13, 1995...........        (2)
 2.1(b)    Stock Purchase Agreement By and Between Adaptec, Inc. and Certain
           Shareholders of Future Domain Corporation dated July 13, 1995...........        (2)
 2.2       Agreement and Plan of Reorganization By and Among Adaptec, Inc., Incat
           Systems Software USA, Inc., ISS Acquisition Corporation and Certain
           Shareholders of Incat Systems Software USA, Inc. dated August 23,
           1995....................................................................        (2)
 3.1       Seventh Amended and Restated Articles of Incorporation of Registrant....        (4)
 3.2       Bylaws of Registrant, as restated on February 9, 1996.
 4.1       First Amended and Restated Common Shares Rights Agreement dated June 30,
           1992, between Registrant and Chemical Trust Company of California as
           Rights Agents...........................................................        (6)
10.1*      Registrant's 1986 Employee Stock Purchase Plan..........................        (4)
10.2       Technology License Agreement dated January 1, 1985 between the
           Registrant and International Business Machines Corporation..............        (8)
10.3*      Registrant's Savings and Retirement Plan................................        (7)
10.4*      1990 Stock Plan, as amended.............................................       (10)
10.5*      Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement,
           Restricted Stock Purchase Agreement, Stock Appreciation Rights
           Agreement, and Incentive Stock Rights Agreement for use in connection
           with the 1990 Stock Plan, as amended....................................        (5)
10.6*      1990 Directors' Option Plan and forms of Stock Option Agreement.........        (4)
10.7       Revolving Loan Agreement dated June 3, 1992 between Registrant and Plaza
           Bank of Commerce (incorporated by reference to Exhibit 10.26 filed with
           Registrant's Annual Report on form 10-K for fiscal year ended March 31,
           1992) and Amendment Number Three to the Revolving Credit Loan Agreement
           dated April 29, 1994 between the Registrant and Comerica
           Bank -- California (formerly Plaza Bank of Commerce) expiring August 31,
           1997....................................................................        (4)
10.8       Amendments Four, Five and Six to the Revolving Credit Loan Agreement
           dated April 29, 1994 between the Registrant and Comerica
           Bank -- California expiring August 31, 1997.............................        (4)
10.9**     Option Agreement I Between Adaptec Manufacturing (S) Pte. Ltd. and
           Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.....        (3)
10.10**    Option Agreement II Between Adaptec Manufacturing (S) Pte. Ltd. and
           Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.....        (3)
10.11      Consignment Agreement between Adaptec, Inc. and AT&T Corp. dated January
           10, 1996................................................................
10.12      Form of Indemnification Agreement entered into with directors and
           officers of the Company.................................................        (9)
10.13      Term Loan Agreement dated June 24, 1992 between the Registrant and Plaza
           Bank of Commerce expiring June 30, 1998.................................        (9)
10.14**    Deposit and Supply Agreement between Taiwan Semiconductor Manufacturing
           Co., Ltd. and Adaptec Manufacturing Pte. Ltd............................        (4)
10.15      Industrial Lease Agreement between the Registrant, as Lessee, and Jurong
           Town Corporation, as Lessor.............................................        (1)
13.1       Annual Report to Shareholders for the fiscal year ended March 31,
           1996....................................................................
21.1       Subsidiaries of Registrant..............................................       (12)
23.1       Consent of Independent Accountants. Price Waterhouse LLP (See page 14).
23.2       Consent of Independent Public Accountants. Arthur Andersen LLP (See Page
           15).
23.3       Report of Independent Public Accountants, Arthur Andersen LLP (see Page
           16).
24.1       Power of Attorney. (See Pages 17 and 18).
27.1       Financial Data Schedule for the year ended March 31, 1996.