Form 10-Q
period 1996-06-28
ADAPTEC INC
filed 1996-08-09
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934

For the quarterly period ended June 28, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934

For the transition period from ------ to ------

Commission file number 0-15071

                              ADAPTEC, INC.
       -----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           CALIFORNIA                          94-2748530
       -----------------------------------------------------------------
           (State of Incorporation)        (I.R.S. Employer
                                           Identification No.)

            691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA 95035
       -----------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (408) 945-8600
       -----------------------------------------------------------------

                                       N/A
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year, if
             changed since last report)

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

       The number of shares outstanding of common stock as of August 2,1996 was 53,454,143.

This document consists of 14 pages of which this is page 1.

                                TABLE OF CONTENTS

                                                                                    Page

Part I.  Financial Information

         Item 1.   Financial Statements:

                   Condensed Consolidated Statements of Operations                     3

                   Condensed Consolidated Balance Sheets                               4

                   Condensed Consolidated Statements of Cash Flows                     5

                   Notes To Condensed Consolidated Financial Statements              6-7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations:

                   Results of Operations                                             8-9

                   Liquidity and Capital Resources                                    10

                   Certain Factors Bearing on Future Results                       10-12

Part II. Other Information

            Item 6.Exhibits and Reports on Form 8-K                                   13


Signatures                                                                            14

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

- ------------------------------------------------------------------------------------------------
                                                                        Three Month Period Ended
                                                                        ------------------------
                                                                          June 28       June 30
(in thousands, except per share data)                                      1996           1995
- ------------------------------------------------------------------------------------------------
Net revenues                                                             $202,014       $138,025
Cost of revenues                                                           86,046         56,666

- ------------------------------------------------------------------------------------------------
Gross profit                                                              115,968         81,359

- ------------------------------------------------------------------------------------------------
Operating expenses:
     Research and development                                              27,847         18,227
     Sales and marketing                                                   23,714         17,077
     General and administrative                                            10,210          7,142
     Write-off of acquired in-process technology                           26,500           --

- ------------------------------------------------------------------------------------------------
Total operating expenses                                                   88,271         42,446

- ------------------------------------------------------------------------------------------------
Income from operations                                                     27,697         38,913
Interest income, net of interest expense                                    2,667          2,638

- ------------------------------------------------------------------------------------------------
Income before provision for income taxes                                   30,364         41,551

Provision for income taxes                                                 12,450         10,388

- ------------------------------------------------------------------------------------------------
Net income                                                               $ 17,914       $ 31,163

================================================================================================
Net income per share                                                     $    .32       $    .58

================================================================================================
Weighted average common and common
equivalent shares outstanding                                              55,671         53,942

================================================================================================


See accompanying notes.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

- ---------------------------------------------------------------------------------------------
                                                                   June 28           March 31
                                                                    1996               1996*
- ---------------------------------------------------------------------------------------------

ASSETS
           Current assets:
             Cash and cash equivalents                            $ 42,618           $ 91,211
             Marketable securities                                 177,056            204,283
             Accounts receivable, net                              108,957             89,487
             Inventories                                            69,684             55,028
             Prepaid expenses and other                             27,313             25,271

- ---------------------------------------------------------------------------------------------
                        Total current assets                       425,628            465,280

- ---------------------------------------------------------------------------------------------
           Property and equipment, net                             116,484             92,778

- ---------------------------------------------------------------------------------------------
           Other assets                                             95,693             88,428

- ---------------------------------------------------------------------------------------------
                                                                  $637,805           $646,486

=============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
             Current portion of long-term debt                    $  3,400           $  3,400
             Note Payable                                             --               46,200
             Accounts payable                                       26,325             23,974
             Accrued liabilities                                    68,651             56,717

- ---------------------------------------------------------------------------------------------
                        Total current liabilities                   98,376            130,291

- ---------------------------------------------------------------------------------------------
           Long-term debt, net of current portion                    3,400              4,250

- ---------------------------------------------------------------------------------------------
           Shareholders' equity:
             Common stock                                          189,102            182,932
             Retained earnings                                     346,927            329,013

- ---------------------------------------------------------------------------------------------
                        Total shareholders' equity                 536,029            511,945

- ---------------------------------------------------------------------------------------------
                                                                  $637,805           $646,486

=============================================================================================

See accompanying notes.
* Amounts are derived from the March 31, 1996 audited financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

- ------------------------------------------------------------------------------------------------
                                                                        Three Month Period Ended
                                                                        ------------------------
                                                                          June 28       June 30
(in thousands)                                                              1996           1995
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 17,914       $ 31,163
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Write-off of acquired in-process technology, net of taxes           24,734           --
       Depreciation and amortization                                        5,665          3,560
            Changes in assets and liabilities:
            Accounts receivable                                           (19,470)        (9,309)
            Inventories                                                    (6,625)            46
            Prepaid expenses                                                 (276)         1,536
            Other assets                                                      504            255
            Accounts payable                                                2,351         (5,290)
            Accrued liabilities                                            11,934         18,606

- ------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  36,731         40,567

- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets of Western Digital's Connectivity
     Solutions Group and Corel, Inc.                                      (44,879)          --
Purchase of  property and equipment                                       (26,792)        (5,365)
Sales of (investment in) marketable securities, net                        27,227        (11,779)

- ------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                    (44,444)       (17,144)

- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term note                                                (46,200)          --
Proceeds from issuance of common stock                                      6,170          2,294
Repurchase of common stock                                                   --           (7,765)
Principal payments on debt                                                   (850)          (850)

- ------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                                    (40,880)        (6,321)

- ------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (48,593)        17,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           91,211         66,835

- ------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 42,618       $ 83,937

================================================================================================

See accompanying notes.

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1996
                                   (unaudited)

1.       Basis of Presentation

         In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the March 31, 1996 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in Adaptec's (the Company) Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three month period ended June 28, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.       Supplemental Disclosures of Cash Flows

         Cash paid for interest and income taxes is as follows (in thousands):

                                                   Three Month Period Ended
                                                   ------------------------
                                                    June 28        June 30
                                                      1996           1995
                                                    -------        -------

         Interest                                    $  245         $  212
         Income taxes                                $5,961         $  459


3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are (in thousands):

                                                      June 28       March 31
                                                        1996          1996
                                                      -------       -------

         Raw materials                                $18,824       $23,415
         Work in process                               24,972        12,865
         Finished goods                                25,888        18,748
                                                      -------       -------
                                                      $69,684       $55,028
                                                      =======       =======

4.       Net Income Per Share

         Net income per share for the three month periods ended June 28, 1996 and June 30, 1995, is computed under the treasury stock method using the weighted average common and common equivalent shares from dilutive stock options outstanding during the respective periods.

5.       Acquisitions

         On April 9, 1996, the Company acquired certain assets and the ongoing business of Western Digital's Connectivity Solutions Group (CSG) for $33 million cash. CSG supplies silicon solutions to meet the demands of the multi-gigabyte SCSI disk drive market. Additionally, on June 28, 1996, the Company acquired certain technologies from Corel, Inc. for $12 million cash.

         The Company accounted for these acquisitions using the purchase method of accounting, and excluding the $26.5 million write-off of purchased in-process technology from these companies, the aggregate impact on the Company's results of operations from the acquisition date was not material.

         The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired was based on preliminary independent appraisals and is summarized as follows (in thousands):

                     Tangible assets                     $  9,935
                     In-process technology                 26,500
                     Goodwill                               8,444
                                                         --------

                     Assets acquired                     $ 44,879
                                                         ========

6.       Income Taxes

         The Company's effective tax rate of 41% for the first quarter of fiscal 1997 differed from the 25% rate accrued in the first quarter of fiscal 1996 primarily due to valuation allowances recorded against deferred tax assets generated by the write-off of in-process technology. The valuation allowances are appropriate due to sufficient uncertainty regarding recoverability during the 15 year amortization period required for tax purposes for in-process technology. Also, the effective tax rate for the three month period ended June 30, 1995 differed from the federal statutory rate primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                               Three Month Period Ended
                                                               ------------------------
                                                                 June 28      June 30
                                                                   1996         1995
                                                                 -------      -------

Net revenues                                                      100.0%       100.0%

Cost of revenues                                                   42.6         41.1
                                                                  -----        -----
Gross profit                                                       57.4         58.9
                                                                  -----        -----

Operating expenses:
     Research and development                                      13.8         13.2
     Sales and marketing                                           11.7         12.3
     General and administrative                                     5.1          5.2
     Write-off of acquired in-process technology                   13.1          --
                                                                  -----        -----
                                                                   43.7         30.7
                                                                  -----        -----
Income from operations                                             13.7         28.2

Interest income, net                                                1.3          1.9
                                                                  -----        -----

Income before provision for
    income taxes                                                   15.0         30.1

Provision for income taxes                                          6.1          7.5
                                                                  -----        -----
Net income                                                          8.9%        22.6%
                                                                  =====        =====

Net Revenues

Net revenues increased 46% to $202 million in the first quarter of fiscal 1997 from $138 million in the first quarter of fiscal 1996. This growth was attributable to increased shipments of the Company's host adapters and proprietary integrated circuits (ICs) used in mass storage devices. These increases reflect growth in the high-performance microcomputer markets, continued demand for SCSI in the client/server environment, and an increase in the use of diverse peripherals in microcomputer systems compared to the same period a year ago.

Gross Profit

The gross profit percentage for the first quarter of fiscal 1997 decreased to 57% compared to 59% in the same period of fiscal 1996. The percentage decrease is due to the mix of products shipped, which included a greater percentage of mass storage ICs. During the quarter, the Company continued to focus on reducing component costs as well as implementing design efficiencies. The Company's ability to maintain current gross profit can be significantly affected by factors such as the mix of products shipped, competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

Operating Expenses

Expenditures for research and development as a percentage of net revenues were 14% for the first quarter in fiscal 1997 compared to 13% for the same period in fiscal 1996. Actual spending for research and development increased 53% to $28 million in the first quarter of fiscal 1997 from $18 million in the same period a year ago. This increased spending is a result of the Company's continued investment in its core SCSI business together with its ongoing commitment to the development of newer products and technologies including ATM, RAID, and serial architectures such as Fibre Channel and 1394.

Sales and marketing expenses as a percentage of net revenues were 12% in the first quarter of both fiscal 1997 and fiscal 1996. Actual spending for sales and marketing increased 39% to $24 million in the first quarter of fiscal 1997 from $17 million in the corresponding period in fiscal 1996. This spending increase was mainly due to increased staffing levels and increased advertising and promotional activities aimed at introducing new technologies and generating demand for the Company's products in the microcomputer and file server markets.

General and administrative expenses remained consistent as a percentage of net revenues at 5% in the first quarter in both fiscal 1997 and 1996.

As discussed under Note 5 of the Notes to Condensed Consolidated Financial Statements in this report, during the current quarter the Company acquired CSG and certain technologies from Corel, Inc. for $33 million and $12 million cash, respectively. These acquisitions were accounted for using the purchase method of accounting, and the Company recorded a one time after-tax charge of $25 million for acquired in-process technology. The Company also recorded goodwill of $8 million which will be amortized ratably over a period of five years.

Interest and Income Taxes

Interest income, net of interest expense, in the first quarter of fiscal 1997 was relatively consistent compared to the same period in the prior year. The Company's effective tax rate of 41% for the first quarter of fiscal 1997 differed from the 25% rate accrued in the first quarter of fiscal 1996 primarily due to valuation allowances recorded against deferred tax assets generated by the write-off of in-process technology. The valuation allowances are appropriate due to sufficient uncertainty regarding recoverability during the 15 year amortization period required for tax purposes for in-process technology. Also, the effective tax rate for the three month period ended June 30, 1995 differed from the federal statutory rate primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operations for the first quarter of fiscal 1997 was $37 million compared with $41 million for the corresponding quarter of fiscal 1996. During the first quarter of fiscal 1997, the majority of funds generated from operations resulted from $18 million of net income adjusted for non-cash items including a non-recurring write-off of acquired in-process technology of $25 million, and depreciation and amortization of $6 million. The overall decrease in cash generated from operations compared to the prior year is mainly a result of the Company's non-cash working capital increasing at a higher rate compared to the same period a year ago. This increase in working capital included increases in accounts receivable and inventories of $19 million and $7 million, respectively, primarily offset by an increase in accrued liabilities of $12 million. These overall increases were mainly attributable to higher revenue volumes and increased staffing levels.

Investing Activities

As previously discussed, the Company paid a total of $45 million cash for the acquisitions of CSG and certain technologies from Corel, Inc. During the first quarter of fiscal 1997, the Company also continued to invest in the purchase of equipment for product development, IC testing, board level production, and made various building and leasehold improvements to its facilities. In connection with an agreement with Lucent Technologies (Lucent, formerly AT&T) to secure capacity for wafer fabrication, the Company purchased $7 million of fabrication equipment which is consigned to Lucent's fab in Madrid, Spain.

The Company anticipates capital expenditures relating to property and equipment of approximately $80 million for the remainder of fiscal 1997. The Company may also make investments for increased capacity for wafer fabrication or acquisitions of complimentary businesses, products, or technologies. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support its operations at least through fiscal 1997.

Financing Activities

In connection with an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) that ensures availability of a portion of the Company's wafer capacity for both current and future technologies, the Company paid a short-term note of $46 million due to TSMC. In return for this advance payment, the Company will receive guaranteed future wafer capacity and a discount on purchases that exceed certain prescribed minimum quantities. Additionally, in connection with this agreement, the Company will receive access to future process technology.

During the first quarter of fiscal 1997 and fiscal 1996, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $6 million and $2 million, respectively.

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

Reliance on the High-Performance Microcomputer Market. The Company's board-based I/O solutions are used primarily in high performance computer systems designed to support I/O intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems which support networking applications, multitasking, CAD/CAM, desktop publishing, multimedia, and video. Should the growth of demand for such systems slow, the Company's revenues and income could be adversely affected by a decline in demand for the Company's products and increased pricing pressures from both competitors and customers.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings and the market acceptance of new and enhanced versions of the Company's products. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog, especially relating to orders of its board-based I/O solutions. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to increase operating expenditures and inventory as it expands its operations. As a result of the difficulty of forecasting revenues and the Company's planned growth in spending, operating expenses and inventory levels could be disproportionately high for a given quarter, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected. Operating results in any particular quarter which do not meet the expectations of securities analysts or investors could cause volatility in the price of the Company's Common Stock.

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

Dependence on Suppliers. The majority of the Company's ICs are manufactured by TSMC and a limited number of manufacturers. If one or more of these manufacturers were to experience significant difficulty or disruptions in the shipment of ICs, delays in developing alternative sources could adversely affect the Company's business. In addition, the Company's host adapter products make extensive use of standard logic, memory and microprocessor circuits. An extended supply shortage or a major increase in the market price of these components could have an adverse effect on the Company's business.

International Operations and Markets. The Company's manufacturing facility and various subcontractors it utilizes from time-to-time are primarily located in Asia. Additionally the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. There can be no assurance that the political and economic risks to which the Company is subject will not result in customers of the Company defaulting on payments due to the Company or in the reduction of potential purchases of the Company's products.

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

Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             EXHIBIT
             NUMBER      DESCRIPTION

             2.1 Agreement for Purchase and Sale of Stock By and Among Western Digital Corporation, Western Digital CSG Corporation, and Adaptec, Inc. dated April 9, 1996.

             27.1        Financial Data Schedule for the quarter ended June 28,
                         1996.


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



                                       ADAPTEC, INC.
                                       -----------------------------------------
                                       Registrant








                                       \s\ Paul G. Hansen
                                       -----------------------------------------
                                       Paul G. Hansen, Vice-President, Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer),
                                       Assistant Secretary


Date:  August 9, 1996





                                       \s\ Andrew J. Brown
                                       -----------------------------------------
                                       Andrew J. Brown, Corporate Controller
                                       (Principal Accounting Officer)


Date:  August 9, 1996