Form 10-Q/A
period 1995-12-29
ADAPTEC INC
filed 1996-11-06
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

This document consists of 4 pages, excluding exhibits, of which this is page 1.

                                TABLE OF CONTENTS

                                                                                                               Page




Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                               3


Signatures                                                                                                       4



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

                     27**                 Financial Data Schedule


             *The Company has requested confidential treatment for portions of these agreements.

            **Previously filed.

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

Date:  November 5, 1996

                                       \s\ANDREW J. BROWN
                                       -----------------------------------------
                                       Andrew J. Brown, Corporate Controller
                                       (Principal Accounting Officer)

Date:  November 5, 1996