Form 10-Q
period 1996-09-27
ADAPTEC INC
filed 1996-11-07
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934

For the quarterly period ended September 27, 1996 or

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

                        Yes   X       No
                             ---          ---
       The number of shares outstanding of common stock as of October 23, 1996 was 55,248,436.

This document consists of 18 pages, excluding exhibits, of which this is page 1.

                                    TABLE OF CONTENTS

                                                                                   Page
Part I.  Financial Information

         Item 1.  Financial Statements:

                       Condensed Consolidated Statements of Operations                 3

                       Condensed Consolidated Balance Sheets                           4

                       Condensed Consolidated Statements of Cash Flows                 5

                       Notes To Condensed Consolidated Financial Statements          6-8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                       Results of Operations                                        9-10

                       Liquidity and Capital Resources                                11

                       Certain Factors Bearing on Future Results                   12-15

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                 16

         Item 6.   Exhibits and Reports on Form 8-K                                   17


Signatures                                                                            18

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Month                   Six Month
                                                              Period Ended                Period Ended
                                                              ------------                ------------
                                                      Sept. 27,       Sept. 29,      Sept. 27,      Sept. 29,
(in thousands, except per share data)                   1996            1995           1996           1995
------------------------------------------------------------------------------------------------------------
Net revenues                                           $215,043       $149,110       $417,057       $287,135
Cost of revenues                                         92,550         62,659        178,596        119,325
------------------------------------------------------------------------------------------------------------
Gross profit                                            122,493         86,451        238,461        167,810
------------------------------------------------------------------------------------------------------------
Operating expenses:
     Research and development                            30,633         18,940         58,480         37,167
     Sales and marketing                                 24,889         18,773         48,603         35,850
     General and administrative                          11,047          7,593         21,257         14,735
     Write-off of acquired in-process technology
        and other                                        42,405         40,554         68,905         40,554
------------------------------------------------------------------------------------------------------------
          Total operating expenses                      108,974         85,860        197,245        128,306
------------------------------------------------------------------------------------------------------------
Income from operations                                   13,519            591         41,216         39,504

Interest income, net of interest expense                  2,266          2,659          4,933          5,297
------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                 15,785          3,250         46,149         44,801

Provision for income taxes                               14,548          2,693         26,998         13,081
------------------------------------------------------------------------------------------------------------
Net income                                             $  1,237       $    557       $ 19,151       $ 31,720
============================================================================================================
Net income per share                                   $    .02       $    .01       $    .34       $    .59
============================================================================================================
Weighted average common and common
equivalent shares outstanding                            56,820         54,461         56,254         54,201
============================================================================================================


See accompanying notes.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                          September 27,    March 31,
(in thousands)                                               1996            1996*
-----------------------------------------------------------------------------------
ASSETS
              Current assets:
                Cash and cash equivalents                   $ 52,817       $ 91,211
                Marketable securities                        158,014        204,283
                Accounts receivable, net                     123,813         89,487
                Inventories                                   65,432         55,028
                Prepaid expenses and other                    29,633         25,271
-----------------------------------------------------------------------------------
                           Total current assets              429,709        465,280
-----------------------------------------------------------------------------------
              Property and equipment, net                    128,308         92,778
-----------------------------------------------------------------------------------
              Other assets                                   101,564         88,428
-----------------------------------------------------------------------------------
                                                            $659,581       $646,486
===================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
              Current liabilities:
                Current portion of long-term debt           $  3,400       $  3,400
                Note payable                                      --         46,200
                Accounts payable                              29,736         23,974
                Accrued liabilities                           63,833         56,717
-----------------------------------------------------------------------------------
                           Total current liabilities          96,969        130,291
-----------------------------------------------------------------------------------
              Long-term debt, net of current portion           2,550          4,250
-----------------------------------------------------------------------------------
              Shareholders' equity:
                Common stock                                 211,981        182,932
                Retained earnings                            348,081        329,013
-----------------------------------------------------------------------------------
                           Total shareholders' equity        560,062        511,945
-----------------------------------------------------------------------------------
                                                            $659,581       $646,486
===================================================================================

See accompanying notes.

* Amounts are derived from the March 31, 1996 audited financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Six-Month Period Ended
                                                                          ----------------------
                                                                         September 27,   September 29,
(in thousands)                                                               1996            1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 19,151        $ 31,720
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Write-off of acquired in-process technology, net of taxes            65,434          32,631
         Depreciation and amortization                                        12,492           8,135
     Changes in assets and liabilities:
              Accounts receivable                                            (31,930)        (24,128)
              Inventories                                                       (311)         (2,120)
              Prepaid expenses                                                (2,524)          1,006
              Other assets                                                      (490)           (271)
              Accounts payable                                                 3,308          (5,496)
              Accrued liabilities                                              6,303          19,099
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     71,433          60,576
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets of Western Digital's Connectivity
     Solutions Group, Corel, Inc. and Data Kinesis, Inc.                     (75,365)        (24,489)
Purchase of  property and equipment                                          (43,445)        (11,500)
Sales of (investment in) marketable securities, net                           46,269         (38,729)
----------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                       (72,541)        (74,718)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term note                                                   (46,200)             --
Proceeds from issuance of common stock                                        10,614           7,891
Repurchase of common stock                                                        --          (7,765)
Principal payments on long-term debt                                          (1,700)         (1,700)
----------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                                       (37,286)         (1,574)
----------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (38,394)        (15,716)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              91,211          66,835
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 52,817        $ 51,119
====================================================================================================

See accompanying notes.

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 1996
                                   (unaudited)

1.       Basis of Presentation

         In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the March 31, 1996 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in Adaptec's (the Company) Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three and six month periods ended September 27, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.       Supplemental Disclosures of Cash Flows

         Cash paid for interest and income taxes is as follows (in thousands):

                                   Six-Month Period Ended
                                   ----------------------
                               September 27,     September 29,
                                   1996              1995
                                   ----              ----
         Interest                 $   408              421
         Income taxes             $33,496          $14,327

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                              September 27,           March 31,
                                  1996                  1996
                                  ----                  ----
         Raw materials           $16,958               $23,415
         Work in process          21,608                12,865
         Finished goods           26,866                18,748
                                 -------               -------
                                 $65,432               $55,028
                                 =======               =======

4.       Net Income Per Share

         Net income per share for the three and six month periods ended September 27, 1996 and September 29, 1995, is computed under the treasury stock method using the weighted average number of common and common equivalent shares from dilutive stock options outstanding during the respective periods.

5.       Acquisitions

         On April 9, 1996, the Company acquired certain assets and the ongoing business of Western Digital's Connectivity Solutions Group (CSG) for $33 million cash. CSG supplies silicon solutions to meet the demands of the multi-gigabyte SCSI disk drive market. On June 28, 1996, the Company acquired certain technologies from Corel, Inc. for $12 million cash. Included in these technologies was Corel's CD creator product for the CD-recordable software market. Additionally, on September 16, 1996, the Company acquired Data Kinesis, Inc. (DKI) for $32 million and $15 million in cash and stock, respectively. DKI develops software for improving system performance in file management and RAID applications.

         The Company accounted for these acquisitions using the purchase method of accounting, and excluding the $67 million write-off of purchased in-process technology from these companies, the aggregate impact on the Company's results of operations from the acquisition date was not material.

         The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired was based on preliminary independent appraisals and is summarized as follows (in thousands):

                 Tangible assets                $10,135
                 In-process technology           67,200
                 Goodwill                        14,370
                                                -------
                 Assets acquired                $91,705
                                                =======

         The tangible assets acquired were primarily comprised of inventory and fixed assets. Acquired in-process technology was written off in the periods in which the acquisitions were completed, and the goodwill is being amortized over respective benefit periods ranging from three to five years.

         On August 12, 1996, the Company completed its acquisition of Cogent Data Technologies, Inc. (Cogent). Cogent provides high-performance Fast Ethernet products for the networking market. The Company acquired all of the outstanding capital stock of Cogent in exchange for 1.3 million shares of its common stock. Additionally, the Company incurred $1.7 million in professional fees related to this acquisition which have been included in "write-off of acquired in-process technology and other." The Company has recorded this acquisition using the pooling method of accounting. Cogent's historical operations have not been material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations, all of which are not material to the Company have been combined with those of the Company.

6.       Income Taxes

         The Company recorded a tax provision of $14.5 million (92% of income before income taxes) for the three month period ended September 27, 1996. The higher effective tax rate for the three and six month periods ended September 27, 1996 primarily resulted from the write-off of in-process technology for which the Company will receive no tax benefit. Excluding the effect of the write-off of in-process technology, the Company's effective tax rate was 25% for both the three and six month periods ended September 27, 1996. The difference between the Company's effective tax rate and the federal statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

7.       Subsequent Events

         Subsequent to September 27, 1996, the Board of Director's approved a two-for-one split of the Company's common stock for shareholders of record as of November 1, 1996. The stock split will increase common stock outstanding from approximately 55 million to approximately 110 million. The effect of the stock split is not reflected in the Company's condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                           Three Month                 Six Month
                                                           Period Ended               Period Ended
                                                           ------------               ------------
                                                      Sept. 27,   Sept. 29,     Sept. 27,    Sept. 29,
                                                        1996         1995         1996         1995
                                                        ----         ----         ----         ----
Net revenues                                            100.0%       100.0%       100.0%       100.0%
Cost of revenues                                         43.0         42.0         42.8         41.6
                                                        -----        -----        -----        -----
Gross profit                                             57.0         58.0         57.2         58.4
                                                        -----        -----        -----        -----
Operating expenses:
    Research and development                             14.3         12.7         14.0         12.9
    Sales and marketing                                  11.6         12.6         11.7         12.5
    General and administrative                            5.1          5.1          5.1          5.1
    Write-off of acquired in-process technology
        and other                                        19.7         27.2         16.5         14.1
                                                        -----        -----        -----        -----

                                                         50.7         57.6         47.3         44.6
                                                        -----        -----        -----        -----
Income from operations                                    6.3          0.4          9.9         13.8

Interest income, net                                      1.0          1.8          1.2          1.8
                                                        -----        -----        -----        -----
Income before provision for
    income taxes                                          7.3          2.2         11.1         15.6

Provision for income taxes                                6.7          1.8          6.5          4.6
                                                        -----        -----        -----        -----

Net income                                                0.6%         0.4%         4.6%        11.0%
                                                        =====        =====        =====        =====

Net Revenues

Net revenues increased 44% to $215 million in the second quarter of fiscal 1997 and 45% to $417 million in the first half of fiscal 1997, from $149 million and $287 million in the corresponding periods of fiscal 1996. This growth was primarily attributable to increased shipments of the Company's host adapters and proprietary integrated circuits (ICs) for mass storage devices compared to the same periods a year ago. This increase in shipments was due to the continued growth in the markets for high-performance microcomputers and servers for networking applications, continued demand for SCSI in the client/server environment and an increase in the use of diverse peripherals in microcomputer systems compared to the same periods a year ago.

Gross Margin

Gross margins for the second quarter and the first half of fiscal 1997 were 57% compared to 58% for the three months ended September 29, 1995 and first half of fiscal 1996. The slight decrease in percentage was primarily due to the mix of products shipped, which included a greater percentage of mass storage ICs and Fast Ethernet products from the Cogent acquisition. During the quarter, the Company continued to focus on reducing its component costs as well as implementing design efficiencies. The Company's ability to maintain current gross margins can be significantly affected by the mix of products shipped. Additionally margins can be affected by competitive price pressures, the timeliness of volume shipments of new products and the Company's ability to achieve manufacturing cost reductions.

Operating Expenses

Research and development expenses as a percentage of net revenues were 14% during the second quarter and first half of fiscal 1997 compared to 13% in the corresponding periods of fiscal 1996. Actual spending for research and development increased from the corresponding periods of fiscal 1996 by 62% to $31 million in the second quarter and 57% to $58 million in the first half of fiscal 1997. This increased spending was a result of the Company's continued development of serial architectures such as Fibre Channel and 1394, networking products, as well as its ongoing commitment to enhancing its core SCSI business.

Sales and marketing expenses remained relatively consistent as a percentage of revenues in both the second quarter and first half of fiscal 1997 compared to fiscal 1996. Actual sales and marketing expenses increased from the corresponding periods of fiscal 1996 by 33% to $25 million in the second quarter and 36% to $49 million in the first half of fiscal 1997. The increase in actual spending was primarily a result of advertising and promotional programs aimed at introducing new technologies and generating demand for the Company's products and increased staffing levels to support the continued growth of the Company.

General and administrative expenses as a percentage of net revenues remained consistent at 5% in the second quarter and first half of fiscal 1997 from the comparable fiscal 1996 periods. Actual spending increased from a year ago primarily due to costs associated with increased staffing levels to support the Company's growth.

Interest and Income Taxes

Interest income, net of interest expense, decreased 15% to $2.3 million in the second quarter and 7% to $4.9 million in the first half of fiscal 1997 compared with the respective periods in fiscal 1996. This was due to lower cash, cash equivalents, and marketable securities balances in the current year primarily as a result of the Company's various strategic acquisitions.

As discussed under Note 6 of the Notes to Condensed Consolidated Financial Statements in this report, the Company recorded a tax provision of $14.5 million (92% of income before income taxes) for the three month period ended September 27, 1996. The higher effective tax rate for the three and six month periods ended September 27, 1996 primarily resulted from the write-off of in-process technology for which the Company will receive no tax benefit. Excluding the effect of the write-off of in-process technology, the Company's effective tax rate was 25% for both the three and six month periods ended September 27, 1996. The difference between the Company's effective tax rate and the federal statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operations for the first half of fiscal 1997 was $71 million compared with $61 million for the first half of fiscal 1996. During the first half of fiscal 1997, the majority of funds generated from operations resulted from $19 million of net income adjusted by non-cash items including a non-recurring write-off of acquired in-process technology of $67 million, and depreciation and amortization of $12 million. Additionally contributing to favorable operating cash flows was an increase in accrued liabilities and accounts payable totaling $10 million mainly resulting from increased operations and staffing. Primarily offsetting these items was an increase in accounts receivable of $32 million resulting from the timing and increases of shipments during the quarter.

Investing Activities

During the first half of fiscal 1997, the Company paid a total of $75 million for the acquisition of CSG, DKI, and certain technologies from Corel, Inc. The Company also continued to invest in equipment for product development, IC testing, board level production, and made various building and leasehold improvements to its facilities. Additionally, in connection with an agreement with Lucent Technologies to secure capacity for wafer fabrication, the Company purchased $17 million of fabrication equipment which is consigned to Lucent's fab in Madrid, Spain. The Company anticipates capital expenditures relating to property and equipment of approximately $70 million for the remainder of fiscal 1997. The Company may also make investments for increased capacity for wafer fabrication or acquisitions of complimentary businesses, products, or technologies. During the first half of fiscal 1997, the Company also received $46 million from sales of marketable securities for its acquisitions in the current fiscal year. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support its operations at least through fiscal 1997.

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

During the first half of fiscal 1997, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $8 million and $3 million, respectively.

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

Dependence on the High-Performance Microcomputer Market. The Company's board-based I/O solutions are used primarily in high performance computer systems designed to support I/O intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems which support networking applications, multitasking, CAD/CAM, desktop publishing, multimedia, and video. Should the growth of demand for such systems slow, the Company's revenues and operating results could be adversely affected by a decline in demand for the Company's products and increased pricing pressures from both competitors and customers.

Certain Risks Associated with Computer Peripherals Market. As a supplier of controller circuits to manufacturers of computer peripherals such as disk drives and other storage devices, a portion of the Company's business is dependent on the overall market for computer peripherals. This market, which itself is dependent on the market for personal computers, has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, such suppliers, including the Company, could produce excessive or insufficient inventories of various components which could materially and adversely affect the Company's business and results of operations. The computer peripherals industry is also characterized by intense price competition which in turn creates pricing pressures on the suppliers to that industry. If the Company is unable to correspondingly decrease its manufacturing or component costs, such pricing pressures could have a material adverse effect on the Company's operating results.

Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, cancellations or postponements of orders, the timing of acquisitions of other businesses, products and technologies and any associated charges to earnings and the market acceptance of new and enhanced versions of the Company's products. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. Additionally, the Company has historically operated with a relatively small backlog, especially relating to orders of its board-based I/O solutions. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to increase operating expenditures and working capital balances as it expands its operations. As a result of the difficulty of forecasting revenues and the Company's planned growth in spending, operating expenses could be disproportionately high for a given quarter, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected. Operating results in any particular quarter which do not meet the expectations of securities analysts could cause volatility in the price of the Company's Common Stock.

Certain Issues Related to Distributors. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor relationship with the Company could have a materially adverse effect on its business and operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. Such a slowdown in orders could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results. In addition, while the Company believes that its major distributors are currently adequately capitalized, no assurance can be given that one or more of its distributors will not experience financial difficulties. The failure of one or more of the Company's distributors to pay for products ordered could have a materially adverse effect on the Company's business or operating results.

Uncertainty of Timing and Amount of Capital Expenditures. Predicting the timing and amount of capital expenditures is difficult for a number of reasons, including (i) the fact that opportunities to acquire other businesses, products and technologies of interest to the Company may arise on short notice and require substantial amounts of capital and (ii) that in the increasingly competitive market for wafer supplies, wafer manufacturers have been frequently requiring substantial capital commitments by customers in order to obtain guaranteed wafer capacity. Opportunities to obtain such capacity can arise on relatively short notice and require significant capital and other commitments on the part of the Company.

Dependence on Suppliers. The majority of the Company's ICs are manufactured by a limited number of suppliers. The Company may from time to time experience delays in obtaining wafers from its foundries. In addition, though the Company has various supply agreements with its suppliers, a shortage of raw materials or production capacity could lead any of the Company's wafer suppliers to allocate available capacity to customers other than the Company, or to internal uses, which could interrupt the Company's ability to meet its product delivery obligations. Any inability or unwillingness of the Company's wafer suppliers to provide adequate quantities of finished wafers to satisfy the Company's needs in a timely manner would delay production and product shipments and could have a materially adverse effect on the Company's business or operating results. Also, if the Company's current independent wafer manufacturers were unable or unwilling to manufacture the Company's products as required, it would have to identify and qualify additional foundries. No assurance can be given that any additional wafer foundries would become available or be able to satisfy the Company's requirements on a timely basis or that qualification would be successful. To secure an adequate supply of wafers, the Company has entered and may continue to enter into various supply arrangements requiring advance deposits to secure commitments from foundries for specified levels of manufacturing capacity over extended periods. No assurance can be given as to the effect of any such transaction on the Company's business, financial condition, or operating results.

Additionally, the Company relies on subcontractors for the assembly and packaging of a portion of its products. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a materially adverse effect on the Company's business, financial condition, or results of operations.

International Operations and Markets. The Company's manufacturing facility and various subcontractors it utilizes from time to time are located primarily in Asia. Additionally the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates.

Key Personnel; Management of Growth and Acquisitions. The Company has in recent periods experienced growth in its operations and the number of its employees. Additionally during the past year, the Company completed several acquisitions of other companies resulting in increased responsibilities for its management. The success of the Company is dependent in large part on its ability to effectively manage its operations, integrate acquisitions, and retain its key employees.

Reliance on Industry Standards. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, PCI, RAID, ATM and Fast Ethernet. If consumer acceptance of these standards was to decline or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business and operating results could be materially adversely affected.

Technological Change; Dependence on New Products. The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. As new technologies emerge, the Company could be adversely affected if it does not effectively market competitive products. Also, the Company's revenues could be adversely impacted if its customers shifted their demand to a significant extent away from board-based I/O solutions to application-specific ICs.

Need for Interoperability. The Company's products must be designed to interoperate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, peripherals and operating system software. The Company depends on significant cooperation with these manufacturers in order to achieve its design objectives and produce products that interoperate successfully. While the Company believes that it generally has good relationships with leading system, peripheral and microprocessor suppliers, there can be no assurance that such suppliers will not from time to time make it more difficult for the Company to design its products for successful interoperability or decide to compete with the Company.

Competition. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server and networking environments, it has experienced competition from additional companies. The Company must continue to respond to these current and new competitors, who may choose to increase their presence in its markets. If the Company is unable to make timely introduction of new leading-edge solutions or respond to competitive threats, its business and operating results could be materially adversely affected.

Intellectual Property. The Company has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. Although the Company maintains an intellectual property protection program, no assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The Company has from time to time discovered counterfeit copies of its products being manufactured or sold by others. Although the Company maintains an active program to detect and deter infringement of its intellectual property, should counterfeit products become available in the market to any significant degree it could adversely affect the business and operating results of the Company.

Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

Part II.     OTHER INFORMATION

Item 4.      Submissions of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of shareholders on August 22, 1996. Out of 53,368,673 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 47,694,331 shares. At the Annual meeting, the shareholders of the Company approved the following matters:

             (a) The election of John G. Adler, Laurence B. Boucher, Carl J. Conti, John C. East, Robert J. Loarie, B. J. Moore, W. Ferrell Sanders, F. Grant Saviers and Philip E. White as directors of the Company for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

                     John G. Adler, 47,592,699 votes cast for and 101,632 votes withheld; Laurence B. Boucher, 47,589,516 votes cast for and 104,815 votes withheld; Carl J. Conti, 47,549,365 votes cast for and 144,966 votes withheld; John C. East, 47,549,697 votes cast for and 144,634 votes withheld; Robert J. Loarie, 47,627,077 votes cast for and 67,254 votes withheld; B.J. Moore 47,627,049 votes cast for and 67,282 votes withheld; W. Ferrell Sanders 47,629,579 votes cast for and 64,752 votes withheld; F. Grant Saviers, 47,590,496 votes cast for and 103,835 votes withheld, Phillip E. White 47,625,456 votes cast for and 68,875 votes withheld;

             (b) An amendment to the Company's Amended and Restated Bylaws to establish the range for the authorized number of directors to be seven to twelve with the exact number to be fixed by the Board. 46,296,449 votes were cast for approval; 465,583 votes were cast against; 63,116 votes abstained and 869,183 were broker non-votes;

             (c) An amendment to the 1990 Director's Option Plan to (i) increase the shares reserved for issuance thereunder by 400,000 to a total of 1,100,000 (ii) increase the term of options granted thereunder from five to ten years, and
                     (iii) amend the vesting provisions of subsequent annual option grants so that such grants will vest quarterly over a one year period. 28,656,850 votes were cast for approval; 18,730,360 votes were cast against; 108,683 votes abstained and 198,438 were broker non-votes;

             (d) Ratification of the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending March 31, 1997. 47,646,991 votes were cast for approval; 24,890 votes were cast against and 22,450 votes abstained.

Item 6.     Exhibits and Reports on Form 8-K

            EXHIBIT
            NUMBER                         DESCRIPTION

            2.1 Agreement and Plan of Reorganization by and among Adaptec, Inc., Cogent Data Technologies, Inc., CDT Acquisition Corp., and Certain Shareholders of Cogent Data Technologies, Inc. dated May 31, 1996.

            2.2 Agreement and Plan of Reorganization by and among Adaptec, Inc., Adaptec Acquisition Corporation, and Data Kinesis, Inc. dated August 6, 1996.

            27.1 Financial Data Schedule for the three months ended September 27, 1996.

            The agreements mentioned in 2.1 and 2.2 contain certain exhibits which have been omitted. Such exhibits are described within the agreements and can be furnished by the Company to the Commission upon request.

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



Date:  November 5, 1996




                                       /s/ ANDREW J. BROWN
                                       ----------------------------------------
                                       Andrew J. Brown, Vice-President and
                                       Corporate Controller
                                       (Principal Accounting Officer)

Date:  November 5, 1996