Form 10-Q
period 1996-12-27
ADAPTEC INC
filed 1997-01-21
CIK 709804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-15071

                            ------------------------

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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (408) 945-8600

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ______

     The number of shares outstanding as of January 17, 1997 was 111,123,044.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This document consists of 15 pages, excluding exhibits, of which this is page 1.

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       -----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Condensed Consolidated Statements of Operations.................................      3
     Condensed Consolidated Balance Sheets...........................................      4
     Condensed Consolidated Statements of Cash Flows.................................      5
     Notes To Condensed Consolidated Financial Statements............................    6-7

  Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations:
     Results of Operations...........................................................    8-9
     Liquidity and Capital Resources.................................................   9-10
     Certain Factors Bearing on Future Results.......................................  10-14

PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K...........................................     14

Signatures...........................................................................     15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTH               NINE MONTH
                                                      PERIOD ENDED              PERIOD ENDED
                                                  ---------------------     ---------------------
                                                  DEC. 27,     DEC. 29,     DEC. 27,     DEC. 29,
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................  $251,703     $176,187     $668,760     $463,322
Cost of revenues................................   103,139       74,201      281,735      193,526
                                                  --------     --------     --------     --------
Gross profit....................................   148,564      101,986      387,025      269,796
                                                  --------     --------     --------     --------
Operating expenses:
  Research and development......................    34,859       23,321       93,339       60,488
  Sales and marketing...........................    31,311       22,350       79,914       58,200
  General and administrative....................    13,731        9,241       34,988       23,976
  Write-off of acquired in-process technology
     and other..................................    11,758       11,759       80,663       52,313
                                                  --------     --------     --------     --------
          Total operating expenses..............    91,659       66,671      288,904      194,977
                                                  --------     --------     --------     --------
Income from operations..........................    56,905       35,315       98,121       74,819
Interest income, net of interest expense........     2,460        3,116        7,393        8,413
                                                  --------     --------     --------     --------
Income before provision for income taxes........    59,365       38,431      105,514       83,232
Provision for income taxes......................    17,781        7,844       44,779       20,925
                                                  --------     --------     --------     --------
Net income......................................  $ 41,584     $ 30,587     $ 60,735     $ 62,307
                                                  ========     ========     ========     ========
Net income per share............................  $    .36     $    .28     $    .53     $    .57
                                                  ========     ========     ========     ========
Weighted average common and common equivalent
  shares outstanding............................   116,786      109,584      114,002      108,794
                                                  ========     ========     ========     ========

                            See accompanying notes.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                         MARCH
                                                                       DECEMBER 27,       31,
                                                                           1996          1996*
                                                                       ------------     --------
                                                                            (IN THOUSANDS)
ASSETS
  Current assets:
     Cash and cash equivalents.......................................    $ 89,436       $ 91,211
     Marketable securities...........................................     199,542        204,283
     Accounts receivable, net........................................     108,428         89,487
     Inventories.....................................................      59,821         55,028
     Prepaid expenses and other......................................      30,268         25,271
                                                                         --------       --------
          Total current assets.......................................     487,495        465,280
                                                                         --------       --------
  Property and equipment, net........................................     133,157         92,778
                                                                         --------       --------
  Other assets.......................................................     105,835         88,428
                                                                         --------       --------
                                                                         $726,487       $646,486
                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt...............................    $  3,400       $  3,400
     Note payable....................................................          --         46,200
     Accounts payable................................................      26,189         23,974
     Accrued liabilities.............................................      83,199         56,717
                                                                         --------       --------
          Total current liabilities..................................     112,788        130,291
                                                                         --------       --------
  Long-term debt, net of current portion.............................       1,700          4,250
                                                                         --------       --------
  Shareholders' equity:
     Common stock....................................................     222,334        182,932
     Retained earnings...............................................     389,665        329,013
                                                                         --------       --------
          Total shareholders' equity.................................     611,999        511,945
                                                                         --------       --------
                                                                         $726,487       $646,486
                                                                         ========       ========

---------------
* Amounts are derived from the March 31, 1996 audited financial statements.

                            See accompanying notes.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE-MONTH PERIOD ENDED
                                                                     -----------------------------
                                                                     DECEMBER 27,     DECEMBER 29,
                                                                         1996             1995
                                                                     ------------     ------------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................   $   60,735        $ 62,307
  Adjustments to reconcile net income to net cash provided by operating activities:
     Write-off of acquired in-process technology, net of taxes.....       77,192          39,686
     Depreciation and amortization.................................       20,179          12,591
  Changes in assets and liabilities:
     Accounts receivable...........................................      (16,545)        (25,786)
     Inventories...................................................        5,361          (8,740)
     Prepaid expenses..............................................       (3,118)         (4,872)
     Other assets..................................................       (4,378)        (17,255)
     Accounts payable..............................................         (243)            817
     Accrued liabilities...........................................       25,628          39,306
                                                                       ---------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........................      164,811          98,054
                                                                       ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with acquisitions accounted for under the purchase method of accounting (see Note
  5)...............................................................      (89,264)        (31,177)
Purchase of property and equipment.................................      (54,280)        (19,407)
Sales of (investment in) marketable securities, net................        4,741         (12,646)
                                                                       ---------        --------

NET CASH USED FOR INVESTING ACTIVITIES.............................     (138,803)        (63,230)
                                                                       ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term note.........................................      (46,200)             --
Proceeds from issuance of common stock.............................       20,967           9,483
Repurchase of common stock.........................................           --          (7,765)
Principal payments on long-term debt...............................       (2,550)         (2,550)
                                                                       ---------        --------

NET CASH USED FOR FINANCING ACTIVITIES.............................      (27,783)           (832)
                                                                       ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............       (1,775)         33,992

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................       91,211          66,835
                                                                       ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $   89,436        $100,827
                                                                       =========        ========

                            See accompanying notes.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the March 31, 1996 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The Company's net income per share, weighted average common and common equivalent shares outstanding, and other share information included in these financial statements reflect the two-for-one split of its common stock approved by its Board of Directors in November 1996. These interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in Adaptec's (the Company) Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three and nine month periods ended December 27, 1996 are not necessarily indicative of the results to be expected for the entire year.

2.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

     Cash paid for interest and income taxes is as follows (in thousands):

                                                                    NINE-MONTH PERIOD ENDED
                                                                 -----------------------------
                                                                 DECEMBER 27,     DECEMBER 29,
                                                                     1996             1995
                                                                 ------------     ------------
    Interest...................................................    $    461         $    604
    Income taxes...............................................    $ 49,956         $ 14,751

3.  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                                 DECEMBER 27,      MARCH 31,
                                                                     1996             1996
                                                                 ------------     ------------
    Raw materials..............................................    $ 13,523         $ 23,415
    Work in process............................................      13,292           12,865
    Finished goods.............................................      33,006           18,748
                                                                    -------          -------
                                                                   $ 59,821         $ 55,028
                                                                    =======          =======

4.  NET INCOME PER SHARE

     Net income per share for the three and nine month periods ended December 27, 1996 and December 29, 1995, is computed under the treasury stock method using the weighted average number of common and common equivalent shares from dilutive stock options outstanding during the respective periods.

5.  ACQUISITIONS

     On April 9, 1996, the Company acquired certain assets and the ongoing business of Western Digital's Connectivity Solutions Group (CSG) for $33 million cash. CSG supplies silicon solutions to meet the demands of the multi-gigabyte SCSI disk drive market. On June 28, 1996, the Company acquired certain technologies from Corel, Inc. for $12 million cash. Included in these technologies was Corel's CD creator product for the CD-recordable software market. On September 16, 1996, the Company acquired Data Kinesis,

                                 ADAPTEC, INC.

Inc. (DKI) for $32 million and $15 million in cash and stock, respectively. DKI develops software for improving system performance in file management and RAID applications. On November 15, 1996, the Company acquired Sigmax Technology, Inc. (Sigmax) for $14 million cash. Sigmax develops CD-Rom controllers for ATAPI CD-Rom drives.

     The Company accounted for these acquisitions using the purchase method of accounting, and excluding the $79 million write-off of purchased in-process technology from these companies, the aggregate impact on the Company's results of operations from the acquisition date was not material.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired was primarily based on preliminary independent appraisals and is summarized as follows (in thousands):

    Tangible assets...........................................................  $ 10,979
    In-process technology.....................................................    78,958
    Goodwill..................................................................    16,404
                                                                                --------
    Assets acquired...........................................................  $106,341
                                                                                ========

     The tangible assets acquired were primarily comprised of inventory and fixed assets. Acquired in-process technology was written off in the periods in which the acquisitions were completed, and the goodwill is being amortized over respective benefit periods ranging from three to five years.

     On August 12, 1996, the Company completed its acquisition of Cogent Data Technologies, Inc. (Cogent). Cogent provides high-performance Fast Ethernet products for the networking market. The Company acquired all of the outstanding capital stock of Cogent in exchange for 2.6 million shares of its common stock. Additionally, the Company incurred $1.7 million in professional fees related to this acquisition which have been included in "write-off of acquired in-process technology and other." The Company has recorded this acquisition using the pooling of interests method of accounting. Cogent's historical operations have not been material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations, all of which are not material to the Company have been combined with those of the Company.

6.  INCOME TAXES

     The Company recorded a tax provision of $17.8 million (30% of income before income taxes) for the three month period ended December 27, 1996. The higher effective tax rate for the three and nine month periods ended December 27, 1996 primarily resulted from the write-off of in-process technology for which the Company will receive no corresponding tax benefit. Excluding the effect of the write-off of in-process technology, the Company's effective tax rate was 25% for both the three and nine month periods ended December 27, 1996. The difference between the Company's normal 25% tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                              THREE MONTH               NINE MONTH
                                                             PERIOD ENDED              PERIOD ENDED
                                                         ---------------------     ---------------------
                                                         DEC. 27,     DEC. 29,     DEC. 27,     DEC. 29,
                                                           1996         1995         1996         1995
                                                         --------     --------     --------     --------
Net revenues...........................................    100.0%       100.0%       100.0%       100.0%
Cost of revenues.......................................     41.0         42.1         42.1         41.8
                                                           -----        -----        -----        -----
Gross profit...........................................     59.0         57.9         57.9         58.2
                                                           -----        -----        -----        -----
Operating expenses:
  Research and development.............................     13.8         13.2         14.0         13.1
  Sales and marketing..................................     12.4         12.7         11.9         12.6
  General and administrative...........................      5.5          5.3          5.2          5.1
  Write-off of acquired in-process technology and
     other.............................................      4.7          6.7         12.1         11.3
                                                           -----        -----        -----        -----
                                                            36.4         37.9         43.2         42.1
                                                           -----        -----        -----        -----
Income from operations.................................     22.6         20.0         14.7         16.1
Interest income, net...................................      1.0          1.8          1.1          1.9
                                                           -----        -----        -----        -----
Income before provision for income taxes...............     23.6         21.8         15.8         18.0
Provision for income taxes.............................      7.1          4.4          6.7          4.6
                                                           -----        -----        -----        -----
Net income.............................................     16.5%        17.4%         9.1%        13.4%
                                                           =====        =====        =====        =====

  Net Revenues

     Net revenues increased 43% to $252 million in the third quarter of fiscal 1997 and 44% to $669 million in the first nine months of fiscal 1997, from $176 million and $463 million in the corresponding periods of fiscal 1996. This growth was primarily attributable to increased shipments of the Company's host adapters and proprietary integrated circuits (IC) for mass storage devices. These increases were primarily the result of continued growth in the markets for high-performance microcomputers and servers for networking applications, continued demand for SCSI in the client/server environment and an increase in the use of diverse peripherals in microcomputer systems.

  Gross Margin

     Gross margins increased to 59% in the third quarter of fiscal 1997, compared with 58% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, gross margins were unchanged at 58% compared with the same period in fiscal 1996. The increase in the third quarter was due primarily to decreased costs of purchased components as well as increased manufacturing efficiencies, which were offset slightly by the mix of products shipped, which included a greater percentage of mass storage IC's and networking products. For the nine months ended in fiscal 1997, gross margins were positively affected by decreased manufacturing costs which were offset by the mix of products shipped.

  Operating Expenses

     Research and development expenses as a percentage of net revenues were 14% during the third quarter and first nine months of fiscal 1997 compared to 13% for the same periods in fiscal 1996. Actual spending for research and development increased from the corresponding periods of fiscal 1996 by 49% to $35 million in the third quarter and by 54% to $93 million in the first nine months of fiscal 1997. This increased spending was a result of the Company's continued development of serial architectures such as Fibre Channel and Firewire, networking products, various peripheral technology solutions, and its ongoing commitment to enhance its core SCSI business.

     Sales and marketing expenses decreased to 12% as a percentage of revenues in both the third quarter and first nine months of fiscal 1997 compared to 13% for the same periods in fiscal 1996. Actual sales and marketing expenses increased from the corresponding periods of fiscal 1996 by 40% to $31 million in the third quarter and 37% to $80 million in the first nine months of fiscal 1997. The increase in actual spending was primarily a result of advertising and promotional programs aimed at introducing new technologies and generating demand for the Company's products and increased staffing levels to support the continued growth of the Company.

     General and administrative expenses as a percentage of net revenues in the third quarter and first nine months of fiscal 1997 remained relatively consistent with the comparable fiscal 1996 periods. Actual spending increased from the prior periods primarily due to costs associated with increased staffing levels to support the Company's growth.

     During the first nine months of fiscal 1997, the Company acquired CSG, certain technologies from Corel, Inc., DKI, and Sigmax for an aggregate purchase price of $106 million in cash and stock. These acquisitions were accounted for using the purchase method of accounting. Among the assets acquired was in-process technology, resulting in an aggregate write-off of $79 million. Also in connection with its acquisition of Cogent, the Company incurred $1.7 million in professional fees which have been recorded in "write-off of acquired in-process technology and other."

  Interest and Income Taxes

     Interest income, net of interest expense, decreased 21% to $2.5 million in the third quarter and 12% to $7.4 million in the first nine months of fiscal 1997 compared to the respective periods in fiscal 1996. This was due to lower cash, cash equivalents, and marketable securities balances in fiscal 1997 primarily as a result of the Company's various strategic acquisitions and payments made to secure additional capacity for wafer fabrication.

     As discussed under Note 6 of the Notes to Condensed Consolidated Financial Statements in this report, the Company recorded a tax provision of $17.8 million (30% of income before income taxes) for the three month period ended December 27, 1996. The higher effective tax rate for the three and nine month periods ended December 27, 1996 primarily resulted from the write-off of in-process technology for which the Company will receive no corresponding tax benefit. Excluding the effect of the write-off of in-process technology, the Company's effective tax rate was 25% for both the three and nine month periods ended December 27, 1996. The difference between the Company's normal 25% tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash generated by operations for the first nine months of fiscal 1997 was $165 million compared with $98 million for the same period in fiscal 1996. During the first nine months of fiscal 1997, the majority of funds generated from operations resulted from $61 million of net income adjusted by non-cash items including a non-recurring write-off of acquired in-process technology of $77 million (net of taxes), and depreciation and amortization of $20 million. Also, contributing to favorable operating cash flows was a $26 million increase in accrued liabilities mainly resulting from increased staffing and the timing of federal income tax payments. Primarily offsetting these items was an increase in accounts receivable of $17 million resulting from the timing and increases of shipments during the quarter.

  Investing Activities

     During the first nine months of fiscal 1997, the Company paid cash of $89 million toward the acquisitions of CSG, DKI, Sigmax, and certain technologies from Corel, Inc. The Company also continued to invest in equipment for product development, IC testing, board level production, and made various building and leasehold improvements to its facilities. The Company anticipates capital expenditures relating to property and equipment of approximately $10 million for the remainder of fiscal 1997. The Company may also make investments for increased capacity for wafer fabrication or acquisitions of complimentary businesses, products, or technologies. During the first nine months of fiscal 1997, the Company continued to invest proceeds from operating activities in marketable securities consisting mainly of various U.S. government and municipal securities and used proceeds from the sale of marketable securities primarily for acquisitions, equipment purchases, and to obtain guaranteed future wafer capacity.

  Financing Activities

     In connection with an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) that ensures availability of a portion of the Company's wafer capacity for both current and future technologies, the Company paid a short-term note in June 1996 of $46 million due to TSMC. In return for this prepayment, the Company will receive guaranteed future wafer capacity and a discount on purchases that exceed certain prescribed minimum quantities. Additionally, in connection with this agreement, the Company will receive access to future process technology.

     During the first nine months of fiscal 1997, the Company received proceeds from common stock issued under its employee stock option and employee stock purchase plans totaling $21 million.

     The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support its operations at least through fiscal 1998.

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

     Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. Additionally, the Company has historically operated with a relatively small backlog, especially relating to orders of its board-based I/O solutions. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to increase operating expenditures and working capital balances as it expands its operations. As a result of the difficulty of forecasting revenues and the Company's planned growth in spending, operating expenses could be disproportionately high for a given quarter, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected. Operating results in any particular quarter which do not meet the expectations of securities analysts could cause volatility in the price of the Company's Common Stock.

     Dependence on the High-Performance Microcomputer Market. The Company's board-based I/O solutions are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems which support client-server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. Should the growth of demand for such systems slow, the Company's business or operating results could be materially adversely affected by a decline in demand for the Company's products.

     Certain Risks Associated with the Computer Peripherals Market. As a supplier of controller circuits to manufacturers of computer peripherals such as disk drives and other storage devices, a portion of the Company's business is dependent on the overall market for computer peripherals. This market, which itself is dependent on the market for personal computers, has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, such suppliers, including the Company, could produce excessive or insufficient inventories of various components which could materially and adversely affect the Company's business and operating results. The computer peripherals industry is also characterized by intense price competition which in turn creates pricing pressures on the suppliers to that industry. If the Company is unable to correspondingly decrease its manufacturing or component costs, such pricing pressures could have a material adverse effect on the Company's business or operating results.

     Reliance on Industry Standards; Technological Change; Dependence on New Products. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, PCI, RAID, ATM and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected.

     The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and declining average selling prices over product life cycles. The Company's future success is therefore highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new product introductions is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. As a result, the Company believes that continued significant expenditures for research and development will be required in the future. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of any of the Company's new product development efforts could have a material adverse effect on the Company's business or operating results. In addition, the Company's revenues and operating results could be adversely impacted if its customers shifted their demand to a significant extent away from board-based I/O solutions to application-specific ICs.

     Dependence on Wafer Suppliers and Other Subcontractors. All of the finished silicon wafers used for the Company's products are currently manufactured to the Company's specifications by independent foundries. The Company currently purchases a substantial majority of its wafers through a supply agreement with Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"). The Company also purchases wafers from SGS-Thomson Microelectronics and Seiko Epson. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. While the quality, yield and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future. In addition, although the Company has various supply agreements with its suppliers, a shortage of raw materials or production capacity could lead any of the Company's wafer suppliers to allocate available capacity to customers other than the Company, or to internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from its foundries would delay production and product shipments and could have a material adverse effect on the Company's business or operating results. The Company expects that it will in the future seek to convert its fabrication process arrangements to smaller geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the Company's current suppliers were unable or unwilling to satisfy the Company's wafer needs, the Company would be required to identify and qualify additional foundries. There can be no assurance that any additional wafer foundries would become available, that such foundries would be successfully qualified, or that such foundries would be able to satisfy the Company's requirements on a timely basis.

     The Company's future growth will depend in large part on increasing its wafer capacity allocation from current foundries, adding additional foundries and gaining access to advanced process technologies. There can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative sources. Any increase in general demand for wafers within the industry, or any reduction of existing wafer supply from any of the Company's foundry sources, could materially adversely affect the Company's business, financial condition or operating results.

     In order to secure wafer capacity, the Company from time to time has entered into "take or pay" contracts that committed the Company to purchase specified quantities over extended periods, and has made prepayments to foundries. In the future, the Company may enter into similar transactions or other transactions, including, without limitation, non-refundable deposits with, or loans to foundries or equity investments in, joint ventures or other partnership relationships with foundries. Any such transaction could require the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that the Company will be able to obtain any required financing on terms acceptable to the Company.

     Additionally, the Company relies on subcontractors for the assembly and packaging of the ICs included in its products. The Company has no long-term agreements with its assembly and packaging subcontractors. There can be no assurance that such subcontractors will continue to be able and willing to meet the Company's requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse effect on the Company's business and operating results.

     Certain Risks Associated With Acquisitions. Since the beginning of fiscal 1996, the Company has acquired nine complementary companies and businesses. As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments or joint ventures or that such transactions will not materially adversely affect the Company's business, financial condition or operating results.

     Competition. The markets for the Company's products are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and price erosion. The Company's principal competitors in the host adapter market are Symbios Logic Inc., a subsidiary of Hyundai Electronics America, and other smaller manufacturers of host adapters. The Company's principal competitors in the mass storage market are captive suppliers and Cirrus Logic, Inc. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing and financial resources than the Company. There can be no assurance that the Company will be able to make timely introduction of new leading-edge solutions in response to competitive threats, that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's business or operating results will not be materially adversely affected by price competition.

     Certain Issues Related to Distributors. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a materially adverse effect on its business and operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. Such a slowdown in orders could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results.

     Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business or operating results.

     Certain Risks Associated with International Operations. The Company's manufacturing facility and various subcontractors it utilizes from time to time are located primarily in Asia. Additionally, the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. In addition, because the Company's principal wafer supplier, TSMC, is located in Taiwan, the Company is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China.

     Intellectual Property Protection and Disputes. The Company has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. Although the Company actively maintains and defends its intellectual property rights, no assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The Company has from time to time discovered counterfeit copies of its products being manufactured or sold by others. Although the Company maintains an active program to detect and deter the counterfeiting of its products, should counterfeit products become available in the market to any significant degree it could materially adversely affect the business or operating results of the Company.

     From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's business or operating results.

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

     Discretionary Use of Proceeds of Offering. The principal purposes of the offering are to increase the Company's capital base and financial flexibility. The Company expects to use the net proceeds principally for general corporate purposes, including working capital, possible pre-payments or other arrangements to obtain foundry capacity, capital expenditures and possible acquisitions. However, the Company has no current specific plans for use of the net proceeds of this offering. As a consequence, the Company's management will have the ability to allocate the net proceeds of the offering at its discretion. There can be no assurance that the proceeds will be utilized in a manner that the Noteholders deem optimal or that the proceeds can or will be invested to yield a significant return upon the completion of the offering. See "Use of Proceeds."

     Volatility of Stock Price. The market price of the Notes could be significantly affected by changes in the market price of the Common Stock. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock and, in turn, the price of the Notes, to fluctuate substantially over short periods.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  3.1    Eighth amended and restated articles of incorporation filed with the California
         Secretary of State on November 1, 1996.
  3.2    Certificate of determination of rights, preferences and privileges of series A participating preferred stock filed with the California Secretary of State on
         December 31, 1996.
 10.1    Amendments Seven, Eight and Nine to the Revolving Credit Loan Agreement dated April
         29, 1994 between the Registrant and Comerica Bank -- California expiring August 31,
         1997.
 10.2    Amendments One, Two, Three and Four to the Term Loan Agreement dated June 24, 1992 between the Registrant and Comerica Bank -- California (formerly the Plaza Bank of
         Commerce) expiring June 30, 1998.
 27.1    Financial Data Schedule for the three months ended December 27, 1996.

     No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADAPTEC, INC.

                                          --------------------------------------
                                          Registrant

                                          /s/  PAUL G. HANSEN

                                          --------------------------------------
                                          Paul G. Hansen, Vice-President,
                                          Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer),
                                          Assistant Secretary

Date: January 20, 1997

                                          /s/  ANDREW J. BROWN

                                          --------------------------------------
                                          Andrew J. Brown, Vice-President and
                                          Corporate Controller
                                          (Principal Accounting Officer)

Date: January 20, 1997

                              EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  3.1    Eighth Amended and Restated Articles of Incorporation filed with the California
         Secretary of State on November 1, 1996.
  3.2    Certificate of Determination of Rights, Preferences and Privileges of Series A
         Participating Preferred Stock filed with the California Secretary of State on
         December 31, 1996.
 10.1    Amendments Seven, Eight and Nine to the Revolving Credit Loan Agreement dated April
         29, 1994 between the Registrant and Comerica Bank -- California expiring August 31,
         1997.
 10.2    Amendments One, Two, Three and Four to the Term Loan Agreement dated June 24, 1992 between the Registrant and Comerica Bank -- California (formerly the
         Plaza Bank of Commerce) expiring June 30, 1998.
 27.1    Financial Data Schedule for the three months ended December 27, 1996.