Form 10-K405
period 1997-03-31
ADAPTEC INC
filed 1997-06-24
CIK 709804

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. FOR THE FISCAL YEAR ENDED MARCH 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE TRANSITION PERIOD FROM  _____________ TO
     _____________ .

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

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 945-8600/WEB SITE
                               (WWW.ADAPTEC.COM)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                          COMMON SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                ---    ---

     Based on the closing sale price of the Common Stock on the NASDAQ National Market System on June 6, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,140,225,720. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 112,270,705 at June 6, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on August 21, 1997.

================================================================================

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Adaptec," the "Company," or the "Registrant" refer to Adaptec, Inc. and its wholly owned subsidiaries. Adaptec, the Adaptec logo, EZ-SCSI, and SCSIselect are trademarks of Adaptec, Inc., which may be registered in some jurisdictions. All other trademarks used are owned by their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Adaptec is a leading supplier of bandwidth management solutions that significantly enhance total system performance by increasing the data transfer rates between personal computers ("PCs"), servers, peripherals, and networks. The Company's products include host adapters, which are primarily based on the small computer system interface ("SCSI") standard, peripheral technology solutions, consisting primarily of application specific integrated circuit ("ASIC") controllers for hard disk and CD-ROM drives, and network products, which include asynchronous transfer mode ("ATM") and Fast Ethernet adapters. Adaptec provides its customers with complete solutions, consisting of hardware, software, and firmware, which are incorporated into the products of substantially all of the major Intel-based PC and server manufacturers worldwide.

INDUSTRY BACKGROUND

     A number of trends are driving the need to increase effective input/output ("I/O") bandwidth between PCs, servers, peripherals and networks: (i) the introduction of increasingly powerful central processing units ("CPUs"), which require more rapidly accessed and intelligently managed data to function at their optimal performance level, (ii) new advanced operating systems, such as Windows NT and Windows 95 that allow for faster I/O and multitasking, (iii) the growth of data-intensive software applications, such as graphics and video, which require significantly more bandwidth, (iv) the proliferation of client/server networks, the Internet and corporate intranets, which is in turn driving growth in the number and processing power of servers, and (v) growth in high-performance peripherals, such as high-capacity hard disk drives, scanners, CD-ROMs, and new CD-R and DVD drives. These factors have created a rapid increase in the transfer of data between desktop PCs, servers, peripherals, and networks, resulting in substantial I/O and network bottlenecks.

     Industry standards have been developed to enable I/O to keep up with these trends, of which the most important for high-performance applications is SCSI. SCSI has become the industry standard I/O bus specification for high-performance systems. SCSI allows the "intelligent" transfer of data between computers, peripherals, and networks by enabling multitasking and by offloading the system CPU from I/O management.

     SCSI solutions include a proprietary ASIC and firmware and software for operating system drivers, peripheral drivers, and I/O utilities. Nearly all servers utilize SCSI, and as many as 10% of desktop PCs now incorporate SCSI, with this percentage expected to increase as microprocessors become more powerful and as more complex, data-intensive applications are performed on the desktop.

     The increase in the usage of data is also creating demand for increasing amounts of data storage as well as new high-capacity peripheral devices. Virtually every microcomputer is shipped with mass storage peripherals such as hard disk drives and CD-ROMs. Each peripheral requires an ASIC controller to manage the operations of that peripheral and to interface with the system bus. Recently, new peripherals, such as CD-ROMs and removable storage devices, have been increasingly used alongside hard disks to provide additional storage capacity. Such devices frequently have SCSI interfaces. In addition, the increasing need for mass storage is also driving the need for controller solutions that can support multi-gigabyte drives in both desktop and server systems.

     Another I/O-related market that is benefiting from the need for increased bandwidth is the market for network interface cards that reside on servers and PCs and use such standards as ATM and Fast Ethernet. Server bandwidth is moving to the forefront of concern of information system organizations as more Internet and intranet servers are rapidly coming on line. The Company, with its networking solutions, provides both the bandwidth to and from the server as well as augmenting the server's resiliency to unexpected events, such as network infrastructure failures and disk drive crashes, through innovative software features.

     In addition to SCSI, other high-performance, standards-based host adapter solutions, such as 1394/Firewire and Fibre Channel, are emerging in support of new applications. 1394/Firewire is an industry standard interface used in both personal computers and consumer electronics equipment. In 1997,

1394/FireWire interface will be incorporated in products such as PCs for desktop publishing and video editing, still image cameras, printers, scanners, optical drives, and as many as 50% of all digital camcorders. The popularity of 1394/FireWire is expected to grow due to its high speed and easy-to-use cabling. Fibre Channel is a bus technology targeted for applications with very high-capacity I/O demands, which offers unique capabilities in the clustering and high end multi-processor server environments.

PRODUCTS

     The Company's products are designed and manufactured using a core set of technologies and resources. The Company's semiconductor technology design centers develop products for all markets the Company serves. The Company continues to utilize a process called concurrent engineering, in which manufacturing, marketing, and engineering work together early in the development cycle to meet the demands of emerging technologies as well as decrease the "time to volume" of product shipments. The Company maintains an Internet Web site to provide its customers with detailed company and product information.

  Board-based I/O Solutions

     The Company's board-based I/O solutions, which include SCSI host adapters, ATM and Fast Ethernet network interface cards, and related firmware and software, meet the demanding I/O and connectivity requirements of enterprise servers, high-performance desktop and portable computers, and technical workstations across all important microprocessor-based platforms.

     The Company's board-based I/O products, which incorporate the Company's proprietary single chip architectures and an extensive array of related software products, provide customers the most comprehensive board-based I/O solutions available in the markets it serves. The Company provides bus mastering, SCSI host adapters that manage all I/O processing activity, thereby freeing the CPU to perform other operations. The Company offers these host adapters across all ranges of bus architectures including PCI, ISA, EISA, and PCMCIA. The Company also provides non-bus mastering host adapters that provide standardized SCSI connectivity between the CPU and its peripherals. Additionally, demand is increasing for the Company's board-based I/O solutions where SCSI is utilized in nearly all servers. To expand further the market for its products, the Company continues to develop and market I/O solutions meeting specific original equipment manufacturer ("OEM") requirements and turnkey kits for the distributor channels. These kits include a SCSI host adapter and related software that enable end-users to more readily connect SCSI peripherals to their microcomputer.

     The Company has undertaken numerous initiatives to increase the accessibility, ease of use, and versatility of the SCSI standard. Advanced SCSI programming interface ("ASPI"), an industry standard developed by the Company, enables users to integrate high-performance SCSI peripherals with microcomputers using popular operating systems, such as Windows 95, Windows NT, NetWare, OS/2, and UNIX. In addition, the Company is engaged in strategic relationships with leading operating system vendors, such as IBM, Microsoft, and Novell, resulting in joint development projects to embed the Company's software within their operating systems. The Company has several software utilities such as Adaptec EZ-SCSI and SCSIselect products, which simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company has developed and continues to develop products for emerging standards such as 1394/FireWire and Fibre Channel.

     The proliferation of client server architectures, the Internet, and corporate intranets have caused both the expansion and upgrading of corporate networks, thereby creating demand for more powerful bandwidth management solutions for networked environments. The Company offers its family of ATM network interface cards ("NICs"), which provide a robust solution for managing mixed data types such as graphics, video, and voice. As a result of the acquisition of Cogent in fiscal 1997, the Company has expanded its product offerings to include a family of Fast Ethernet NICs, which provide a high-performance solution to the installed base of servers used in Ethernet networks.

  Integrated Circuits

     The Company develops proprietary integrated circuits ("ICs") for use in microcomputer systems, mass storage devices, various other peripherals, and for use in its own board-based SCSI host adapters and NICs. Adaptec's proprietary ICs provide innovative solutions for managing complex I/O functions in high-performance microcomputer and storage applications. Working closely with customers, the Company provides complete solutions that include sophisticated ICs, firmware, and software that optimize overall subsystem design.

     The Company's current IC products include SCSI and enhanced integrated device electronic ("EIDE") programmable storage controllers, single-chip SCSI host adapters, and single-chip redundant array of inexpensive disks ("RAID")-on-the-motherboard solutions. All of the Company's IC products are developed using advanced design technologies to meet market requirements for higher levels of physical integration, increased functionality, and performance. The Company's programmable SCSI and EIDE storage controllers are typically configured to address specific customer requirements in the mass storage market and are used primarily in high-capacity hard disk drives as well as non-hard disk drives. The Company's SCSI host adapter ICs incorporate similar technology and are used by system manufacturers to embed SCSI on the system motherboard. The Company's RAID-on-the-motherboard solutions provide a cost-effective array solution that maintains motherboard designs and protects the investment in embedded SCSI.

RESEARCH AND DEVELOPMENT

     The Company believes research and development is fundamental to its success, especially in integrated circuit design, software development, and I/O solutions that encompass emerging technologies. The development of proprietary integrated circuits that support multiple architectures and peripheral devices requires a combination of engineering disciplines. In addition, extensive knowledge of computer and subsystem architectures, expertise in the design of high-speed digital ICs circuits, and knowledge of operating system software is essential. The Company's research and development efforts continue to focus on the development of complete solutions that include proprietary ASICs, firmware, and software that support multiple architectures and peripheral devices. These I/O solutions facilitate high-speed data transfer rates, which are essential to the enhanced performance of client/server networking environments, applications requiring high-performance I/O, and the adoption of various peripheral devices.

     The Company continues to leverage its technical expertise and product innovation capabilities to address I/O solutions across a broad range of users and platforms. The Company also continues to invest significant resources to develop its core products as well as newer hardware and software solutions including CD-R, 1394/FireWire, Fibre Channel, and optical technologies.

     Approximately 28% of the Company's employees are engaged in research and development, of which approximately 50% are engaged in software development. In fiscal 1997, 1996, and 1995, the Company spent approximately $129 million (14% of net revenues), $88 million (13% of net revenues), and $61 million (13% of net revenues), respectively, for research and development.

MARKETING AND CUSTOMERS

     The Company believes it has successfully positioned itself as a leading supplier of a full range of I/O solutions providing bandwidth management. The Company sells its products through a direct sales force to substantially all major server and PC manufacturers, as well as most of the major electronic distributors worldwide. The Company works closely with its OEM customers on the design of current and next generation products to meet the specific requirements of system integrators and end-users. The Company provides its OEM customers with extensive applications and system design support. The Company also sells board-based products to end-users through major computer product distributors and provides technical support to its customers worldwide.

     The Company's OEM customers include Acer, Compaq, Digital Equipment Corporation, Dell Computer Corporation, Fujitsu, Gateway 2000, Hewlett-Packard Company, IBM Corporation, Intel Corporation,

Iomega, Maxtor Corporation, NEC Technologies, Samsung, Siemens Nixdorf, and Toshiba America. The Company's major distributors include Actebis, Computer 2000, Gates/Arrow, Ingram Micro, Merisel, Nissho, and Tech Data. In fiscal 1997 and 1995, no customer accounted for more than 10% of the Company's net revenues. In fiscal 1996, sales to one distributor represented 10% of the Company's net revenues.

     The Company emphasizes solution-oriented customer support as a key element of its marketing strategy and maintains technical applications groups in the field as well as at the Company's headquarters. Support provided by these groups includes assisting current and prospective customers in the use of the Company's products, writing application notes, and conducting seminars for system designers. The systems-level expertise and software experience of the Company's engineering staff are also available to customers with particularly difficult I/O design problems. A high level of customer support is also maintained through technical support hotlines, electronic bulletin boards, and dial-in-fax capability.

     International net revenues accounted for approximately 61%, 56%, and 62% of net revenues in fiscal 1997, 1996, and 1995, respectively. Sales of the Company's products internationally are subject to certain risks common to all export activities, such as governmental regulation and the risk of imposition of tariffs or other trade barriers. Sales to customers are primarily denominated in U.S. dollars.

COMPETITION

     In the host adapter market, the Company competes with a number of smaller host adapter manufacturers. The Company's competitive strategy is to continue to leverage its technical leadership and concentrate on the most technology-intensive solutions. To address the competitive nature of the business the Company designs advanced features into its products, with particular emphasis on data transfer rates, software-defined features, and compatibility with major operating systems and most peripherals. The Company believes the principal competitive factors in this market are performance, a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments, product features, brand awareness, financial resources, and technical and administrative support. The Company believes that it presently competes favorably with respect to each of these factors.

     The Company's principal competitors in the mass storage market are captive suppliers and Cirrus Logic, Inc. The Company believes that its competitive strengths in the mass storage market include its systems level expertise, integrated circuit design capability, and substantial experience in I/O applications. The Company believes the principal competitive factors in achieving design wins are performance, product features, price, quality, and technical and administrative support. The Company believes that it presently competes favorably with respect to each of these factors.

     The markets for the Company's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and competitive price pressures. The Company's competitors continue to introduce products with improved performance characteristics, and its customers continue to develop new applications. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server, and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. The Company will have to continue to develop and market appropriate products to remain competitive. The Company believes one of the significant factors in its competitive success is its continued commitment of significant resources to research and development.

BACKLOG

     The Company's backlog was approximately $154 million and $111 million at March 31, 1997 and March 31, 1996, respectively. These backlog figures include only orders scheduled for shipment within six months, of which the majority are scheduled for delivery within 90 days. The Company's customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions and changes in inventory policies and forecasted demand. Accordingly, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

MANUFACTURING

     The Company's Singapore manufacturing facility produces and tests high volume host adapter products. The Singapore facility has earned ISO 9001 certification, a stringent quality standard that has become a requirement for doing business globally. Since establishing this facility in Singapore in 1988, the Company has experienced lower costs, shorter manufacturing cycle times, and improved service to customers. The Company's products make extensive use of standard logic, printed circuit boards, and random access memory from several outside suppliers in addition to the Company's custom designed integrated circuits. Additionally, during fiscal 1997, to ensure availability of low cost manufacturing capacity for certain product lines, the Company's Singapore plant expanded its relationship with major local subcontracting manufacturers by consigning certain production equipment to the subcontractors.

     All semiconductor wafers used in manufacturing the Company's products are processed to its specifications by outside suppliers and internally tested by the Company. The Company believes that its current wafer volume and manufacturing technology requirements are best met with foundry relationships. In fiscal 1996, the Company secured capacity through an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") that ensures availability of a portion of the Company's wafer capacity for both current and future technologies for which the Company made advance payments totaling $66 million. Subsequent to March 31, 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a promissory note for $35 million for the advance payments, which becomes due in two equal installments on January 31, 1998 and June 30, 1998.

PATENTS AND LICENSES

     The Company believes that patents are of less significance in its industry than such factors as innovative skills, technological expertise, and marketing abilities. However, the Company encourages its engineers to document patentable inventions and has applied for and continues to apply for patents both in the United States and in foreign countries when it deems it to be advantageous to do so. There can be no assurance that patents will be issued or that any patent issued will provide significant protection or could be successfully defended.

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

EMPLOYEES

     At March 31, 1997, the Company had 2,794 employees, including 773 in engineering, 1,184 in manufacturing (including 1,077 at its Singapore facility), 130 in customer technical support, 204 in marketing, 206 in sales, and 297 in finance and administration. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand. None of the Company's employees are represented by a labor union.

FOREIGN AND DOMESTIC OPERATIONS

     See "Segment Information" on page F-15.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

     Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a number of factors, including cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. Additionally, the Company has historically operated with a relatively small backlog, especially relating to orders of its board-based I/O solutions. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to increase operating expenditures and working capital balances as it expands its operations. As a result of the difficulty of forecasting revenues and the Company's planned growth in spending, operating expenses could be disproportionately high for a given quarter, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected. Operating results in any particular quarter which do not meet the expectations of securities analysts could cause volatility in the price of the Company's Common Stock.

     Dependence on the High-Performance Microcomputer Market. The Company's board-based I/O solutions are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems that support client/server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. Should the growth of demand for such systems slow, the Company's business or operating results could be materially adversely affected by a decline in demand for the Company's products.

     Certain Risks Associated with the Computer Peripherals Market. As a supplier of controller circuits to manufacturers of computer peripherals such as disk drives and other storage devices, a portion of the Company's business is dependent on the overall market for computer peripherals. This market, which itself is dependent on the market for personal computers, has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, such suppliers, including the Company, could produce excessive or insufficient inventories of various components which could materially and adversely affect the Company's business and operating results. The computer peripherals industry is also characterized by intense price-competition, which in turn creates pricing pressures on the suppliers to that industry. If the Company is unable to correspondingly decrease its manufacturing or component costs, such pricing pressures could have a material adverse effect on the Company's business or operating results.

     Reliance on Industry Standards, Technological Change, Dependence on New Products. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, PCI, RAID, ATM, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected.

     The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. The Company's future success is therefore highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new product introductions is dependent on several factors, including proper new product definition, product costs, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors, and market acceptance of the Company's and its customers' products. As a result, the Company believes that continued significant expenditures for research and development will be required in the future. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of any of the Company's new product development efforts could have a material adverse effect on the Company's business or operating results. In addition, the Company's revenues and operating results could be adversely impacted if its customers shifted their demand to a significant extent away from board-based I/O solutions to application-specific ICs.

     Dependence on Wafer Suppliers and Other Subcontractors. All of the finished silicon wafers used for the Company's products are currently manufactured to the Company's specifications by independent foundries. The Company currently purchases a substantial majority of its wafers through a supply agreement with TSMC. The Company also purchases wafers from SGS-Thomson Microelectronics and Seiko Epson. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. While the quality, yield, and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future. In addition, although the Company has various supply agreements with its suppliers, a shortage of raw materials or production capacity could lead any of the Company's wafer suppliers to allocate available capacity to customers other than the Company, or to internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from its foundries would delay production and product shipments and could have a material adverse effect on the Company's business or operating results. The Company expects that it will in the future seek to convert its fabrication process arrangements to smaller geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the Company's current suppliers were unable or unwilling to satisfy the Company's wafer needs, the Company would be required to identify and qualify additional foundries. There can be no assurance that any additional wafer foundries would become available, that such foundries would be successfully qualified, or that such foundries would be able to satisfy the Company's requirements on a timely basis.

     The Company's future growth will depend in large part on increasing its wafer capacity allocation from current foundries, adding additional foundries, and gaining access to advanced process technologies. There can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative sources. Any increase in general demand for wafers within the industry or any reduction of existing wafer supply from any of the Company's foundry sources, could materially adversely affect the Company's business, financial condition, or operating results.

     In order to secure wafer capacity, the Company from time to time has entered into "take or pay" contracts that committed the Company to purchase specified wafer quantities over extended periods, and has made prepayments to foundries. In the future, the Company may enter into similar transactions or other transactions, including, without limitation, non-refundable deposits with or loans to foundries, or equity investments in, joint ventures with or other partnership relationships with foundries. Any such transaction could require the Company to seek additional equity or debt financing to fund such activities. There can be no assurance that the Company will be able to obtain any required financing on terms acceptable to the Company.

     Additionally, the Company relies on subcontractors for the assembly and packaging of the ICs included in its products. The Company has no long-term agreements with its assembly and packaging subcontractors. There can be no assurance that such subcontractors will continue to be able and willing to meet the Company's requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse effect on the Company's business or operating results.

     Certain Risks Associated With Acquisitions. Since the beginning of fiscal 1996, the Company has acquired eleven complementary companies and businesses. As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

     Certain Risks Associated with Implementation of New Information
Systems. The Company is in the process of implementing new information systems to enhance its current and future business processes worldwide. The Company will implement these systems during fiscal 1998. There can be no assurance that the Company will successfully implement this new system efficiently and in a timely manner. Any significant period of delay to this project could have a material adverse effect on the Company's business or operating results.

     Competition. The markets for the Company's products are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and price erosion. In the host adapter market, the Company competes with a number of smaller host adapter manufacturers. The Company's principal competitors in the mass storage market are captive suppliers and Cirrus Logic, Inc. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server, and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. There can be no assurance that the Company will be able to make timely introduction of new leading-edge solutions in response to competitive threats, that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's business or operating results will not be materially adversely affected by price competition.

     Certain Issues Related to Distributors. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a materially adverse effect on its business or operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. Such a slowdown in orders could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results.

     Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business or operating results.

     Certain Risks Associated with International Operations. The Company's manufacturing facility and various subcontractors it utilizes from time to time are located primarily in Asia. Additionally, the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs, and freight rates. In addition, because the Company's principal wafer supplier, TSMC, is located in Taiwan, the Company is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China.

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

     From time to time, third parties may assert exclusive patent, copyright, and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's business or operating results.

Need for Interoperability. The Company's products must be designed to interoperate effectively with a variety of hardware and software products supplied by other manufacturers, including microprocessors, peripherals, and operating system software. The Company depends on significant cooperation with these manufacturers in order to achieve its design objectives and produce products that interoperate successfully. While the Company believes that it generally has good relationships with leading system, peripheral, and microprocessor suppliers, there can be no assurance that such suppliers will not from time to time make it more difficult for the Company to design its products for successful interoperability or decide to compete with the Company.

     Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods.

ITEM 2. PROPERTIES

     The Company owns six buildings (approximately 375,000 square feet) in Milpitas, California, which are primarily used by the Company for corporate offices, research, manufacturing, marketing, and sales, and one building (approximately 200,000 square feet) in Longmont, Colorado, for research, technical support, marketing, sales, and administrative support. The Company leases two buildings (approximately 63,000 square feet) in Milpitas, California, which are mainly occupied to support administrative and sales functions, and other facilities in Irvine, California (82,000 square feet); Bellevue, Washington (9,000 square feet); Friday Harbor, Washington (85,000 square feet); and Nashua, New Hampshire (17,000 square feet) to support technical design efforts and sales.

     Adaptec Manufacturing Singapore is located in two leased facilities (approximately 150,000 square feet). The two buildings are used by the Company for research, manufacturing, and sales. The Company also leases eleven sales offices in the United States, and one sales office each in Waterloo, Belgium; Munich, Germany; Bretonneux, France; Camberley, England; Singapore; Seoul, Korea; Taipei, Taiwan; and Tokyo, Japan. The Tokyo office also provides technical design efforts and technical support with the Brussels office providing technical support to Europe. The Company believes its existing facilities and equipment are well maintained and in good operating condition and believes its manufacturing facilities, together with the use of independent manufacturers where required or desirable, will be sufficient to meet its anticipated manufacturing needs through fiscal 1998.

     During fiscal 1996, the Company acquired a parcel of land in Fremont, California, for approximately $12 million cash to support anticipated future growth. The Company's future facilities requirements will depend upon the Company's business, and the Company believes additional space, if required, may be obtained on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. The Company believes that the litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded publicly on the NASDAQ Stock market under the symbol ADPT. The following table sets forth the range of the high and low prices by quarter as reported by NASDAQ National Market System.

                                                     1997                     1996
                                               ----------------         ----------------
                                               HIGH         LOW         HIGH         LOW
                                               ----         ---         ----         ---
        First quarter........................  $30  3/4     $2215/16    $19 15/16    $14 5/8
        Second quarter.......................   29 13/16     17 1/2      23  5/8      17 1/4
        Third quarter........................   41  1/8      28 5/8      24 3/16      17  /16
        Fourth quarter.......................   46  7/8      32 1/8      28 3/16      17 /16

     At May 31, 1997, there were 818 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock and does not currently plan to pay cash dividends to its shareholders in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                                        1997          1996         1995         1994         1993
                                     ----------     --------     --------     --------     --------
                                                (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA
YEAR ENDED MARCH 31
  Net revenues.....................  $  933,868     $659,347     $466,194     $372,245     $311,339
  Cost of revenues.................     388,969      275,939      205,596      189,526      174,179
                                     ----------     --------     --------     --------     --------
  Gross profit.....................     544,899      383,408      260,598      182,719      137,160
                                     ----------     --------     --------     --------     --------
  Operating expenses
     Research and development......     128,530       87,628       60,848       39,993       26,324
     Selling, marketing and
       administrative..............     162,979      117,332       81,966       65,591       48,093
     Write-off of acquired
       in-process technology and
       other.......................      92,162       52,313           --           --           --
                                     ----------     --------     --------     --------     --------
                                        383,671      257,273      142,814      105,584       74,417
                                     ----------     --------     --------     --------     --------
Net income.........................  $  107,561*    $103,375*    $ 93,402     $ 58,950     $ 49,390
                                     ==========     ========     ========     ========     ========
NET INCOME PER SHARE
  Net income per share.............  $      .93*    $    .95*    $    .88     $    .55     $    .48
  Weighted average shares
     outstanding...................     115,062      109,138      106,714      107,204      103,304
                                     ----------     --------     --------     --------     --------
BALANCE SHEET DATA AS OF MARCH 31
  Working capital..................  $  693,629     $334,989     $294,058     $243,451     $191,693
  Total assets.....................   1,043,494      646,486      435,708      358,475      282,896
  Long-term obligations............     230,850        4,250        7,650       11,050       14,450
  Shareholders' equity.............     688,325      511,945      371,644      297,616      225,155

---------------

* Includes the after-tax effect of write-offs associated with acquired in-process technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company continued its worldwide growth as net revenues increased 42% to $934 million in fiscal 1997 and 41% to $659 million in fiscal 1996. The increase in net revenues has been driven primarily by industry dynamics, including the proliferation of client/server networks, the Internet and corporate intranets, the growth of data intensive software applications such as graphics and video, the ongoing deployment of sophisticated operating systems such as Windows NT, and the adoption of various high performance peripherals such as high capacity hard drives, scanners, and optical drives including CD-ROM and CD-R. These trends, combined with the Company's market leadership in providing SCSI solutions, resulted in increased host adapter net revenues in both the OEM and distributor channels worldwide. Over the last two years net revenues from sales of the Company's application specific ICs have also increased, primarily as a result of design wins with major OEMs for higher capacity disk drives that are required for advanced applications.

     Gross margin in fiscal 1997 was 58% compared to 58% and 56% in the 1996 and 1995 fiscal years, respectively. Over the last two years the Company's focus on designing its application specific ICs to improve yield has led to increased efficiency in the manufacturing process. Gross margin in fiscal 1997 remained unchanged from fiscal 1996 due to decreased costs of purchased components that were offset by the mix of products shipped.

     In fiscal 1997 and 1996, the Company maintained its research and development commitment to invest in its core products as well as newer hardware and software solutions including 1394/FireWire, Fibre Channel, and optical technologies. Research and development expenditures in fiscal 1997 increased slightly as a percentage of revenues to 14% compared with 13% in both the 1996 and 1995 fiscal years. Spending for the three fiscal years was $129 million, $88 million, and $61 million, respectively. The Company believes these expenditures, consisting primarily of increased staffing levels, have allowed it to maintain its position in technical leadership and product innovation. Because of the industry dynamics driving the need for increased system bandwidth, the Company believes it is essential to continue its investment in research and development and anticipates that actual spending in fiscal 1998 will increase.

     Selling, marketing, and administrative expenses in fiscal 1997 decreased slightly as a percentage of revenues to 17% compared with 18% in both the 1996 and 1995 fiscal years. Spending for the three fiscal years was $163 million, $117 million, and $82 million, respectively. These increases in actual spending were primarily a result of advertising and promotional programs aimed at leveraging the Company's brand image and generating demand for its products. Additionally, the Company increased staffing levels to support its worldwide growth. The Company believes it will increase these expenditures in fiscal 1998 primarily due to expanded worldwide marketing activities.

     During fiscal years 1997 and 1996, the Company acquired various complementary businesses and technologies recorded under the purchase method of accounting, resulting in write-offs of acquired in-process technology of $90 million and $52 million, respectively. Excluding the write-offs, the Company's results of operations for fiscal years 1997 and 1996 were not materially affected by these acquisitions. Additionally, the Company acquired one business, Cogent Data Technologies (Cogent), recorded under the pooling-of-interests method of accounting. The Company incurred $2 million in professional fees in connection with this acquisition, which have been included in "write-off of acquired in-process technology and other." Cogent's historical operations, net assets, and cash flows were not material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations and cash flows, all of which are not material to the Company have been combined with those of the Company.

     Interest income, net of interest expense for fiscal 1997, decreased from the prior fiscal year primarily due to lower cash and investment balances in the first half of the year and interest expense incurred in connection with $230 million of Convertible Subordinated Notes that the Company issued in February 1997. The interest rate associated with these notes is 4 3/4%. Interest income, net of interest expense, for both the 1997 and 1996 fiscal years is higher than fiscal 1995 due to higher average cash and investment balances.

     The Company's effective tax rate for fiscal years 1997, 1996, and 1995 was 37%, 25%, and 25%, respectively. The higher fiscal 1997 rate resulted from write-offs of acquired in-process technology for which the Company will receive no corresponding tax benefit. Excluding the effect of the write-offs of acquired in-process technology in fiscal 1997, the Company's effective tax rate was 25%. The accounting for write-offs of acquired in-process technology changed in fiscal 1997 due to an interpretation of SFAS 109 that the Company adopted upon its issuance. In fiscal 1996, the Company was allowed to gross-up the acquired in-process technology and record a dollar-for-dollar credit against its tax provision, allowing the Company to maintain its 25% effective rate. The difference between the Company's 25% effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate resulting from a tax holiday relating to certain of its products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through 2006, subject to certain conditions. In addition, profits derived from the Company's remaining products will be taxed at a rate of 15%, which is lower than the Singapore statutory rate of 26%, through fiscal 1998.

     While the Company has experienced significant growth in revenues and profitability, various factors could adversely affect its results of operations in the future including its dependence on the high-performance microcomputer, server, and peripherals markets, changes in product mix, competitive pricing pressures, changes in technological standards, dependence on wafer suppliers and other subcontractors, changes in product costs, certain risks associated with acquisitions of other companies or businesses that the Company may make from time to time, issues related to distributors, dependence on key personnel, risks associated with international operations, risks associated with implementation of new systems, and risks associated with intellectual property or general economic downturns.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash generated from operating activities during fiscal 1997 was $223 million compared to the $106 million generated in fiscal 1996. The increase in fiscal 1997 is reflected in the increase in the Company's net income excluding non-cash charges compared to the prior year. The increase in cash generated from operations from fiscal 1996 was primarily a result of the overall growth of the Company's operations. Offsetting favorable operating cash flows in fiscal 1997 was an increase in accounts receivable of $42 million reflecting the Company's growth.

     Investing Activities. The Company made payments of $107 million, net of cash acquired, in connection with the acquisitions of Western Digital's Connectivity Solutions Group (CSG), CD-Recordable (CD-R) software technology from Corel, Inc., Data Kinesis, Inc. (DKI), Sigmax Technologies, Inc. (Sigmax), Toast CD-R technology for the Macintosh platform, and certain assets of Skipstone, Inc. (Skipstone). Additionally, the Company acquired Cogent in a transaction accounted for as a pooling of interest through the issuance of 2.6 million shares of its common stock. During fiscal 1996, the Company also acquired various complementary businesses and technologies resulting in a $31 million cash payout.

     In fiscal 1997, the Company continued to invest in equipment for product development and manufacturing to support increased demand for its products and future business requirements. Also included in the $88 million invested in property and equipment during the current fiscal year was an investment of $13 million toward a new facility for one of the Company's research and development centers located in Boulder, Colorado, and an investment of $15 million toward the implementation of new information systems for the Company. The Company will begin utilizing the facility in Boulder during the first quarter of fiscal 1998 and its new information systems in the second quarter of fiscal 1998. During the 1998 fiscal year, the Company anticipates it will invest approximately $90 million in property and equipment, primarily consisting of equipment for future product innovation as well as facilities to support its growth.

     During fiscal years 1997, 1996, and 1995 the Company continued to invest significant amounts of funds in marketable securities consisting mostly of highly rated municipal instruments.

     During fiscal year 1997, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent") to sell $21 million of equipment that it had previously purchased in connection with a separate agreement that ensured availability of certain levels of wafer capacity from Lucent. This new agreement cancels the initial capacity agreement and requires Lucent to purchase the equipment from the Company, payable in two installments in fiscal 1998.

     Financing Activities. In February 1997, the Company issued $230 million of 4 3/4% Convertible Subordinated Notes due February 1, 2004, for which the Company received net proceeds of $224 million. The notes provide for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the notes will be entitled at any time on or after May 5, 1997 through maturity to convert the notes into common stock at a conversion price of $51.66 per share. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after February 3, 2000 at declining premiums to par. Debt issuance costs are being amortized ratably over the term of the notes.

In June 1996, the Company paid a $46 million short-term note issued to TSMC in connection with an agreement to ensure increased wafer capacity through the year 2001. Subsequent to March 31, 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a promissory note for $35 million for the advance payments, which become due in two equal installments on January 31, 1998 and June 30, 1998.

     During fiscal years 1997, 1996, and 1995, the Company received proceeds from the issuance of common stock under its Stock Option and Employee Stock Purchase Plans totaling $50 million, $27 million, and $17 million, respectively. During fiscal 1997, the Company's Board of Directors terminated the Company's stock repurchase program.

     The Company has an unsecured $17 million revolving line of credit under which there were no outstanding borrowings as of March 31, 1997. The Company's liquidity is affected by various factors, some based on continuing operations of the business and others related to the industry and global economies. Although the Company's cash position will fluctuate based on the timing of these factors, the Company believes that existing working capital combined with expected cash generated from operations and available sources of bank and equipment financing will be sufficient to meet its cash requirements throughout fiscal 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index appearing under Item 14(a)(1) on page 19 for the consolidated financial statements of Adaptec, Inc. at March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997 and the independent accountant's report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of Adaptec is incorporated by reference from the information under the captions "Election of Directors -- Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held, August 21, 1997 (the "Proxy Statement").

     The following sets forth certain information with respect to the executive officers of the Company, and their ages, as of March 31, 1997.

         NAME              AGE                               POSITION
-----------------------    ---     ------------------------------------------------------------
John G. Adler              60      Chairman of the Board of Directors
F. Grant Saviers           52      President and Chief Executive Officer
Robert N. Stephens         51      Chief Operating Officer
Andrew J. Brown            37      Vice President, Corporate Controller and Principal
                                   Accounting Officer
Richard J. Clayton         56      Vice President and General Manager
Michael G. Fisher          38      Vice President and General Manager
Richard S. Gourley         44      Vice President, Worldwide Sales
Paul G. Hansen             49      Vice President of Finance, Chief Financial Officer and
                                   Assistant Secretary
Drew S. Hoffman            40      Vice President and General Manager
E.J. Tim Harris            49      Vice President of Administration
Sam Kazarian               54      Vice President of Operations
Christopher G. O'Meara     39      Vice President and Treasurer
Subramanian Sundaresh      40      Vice President and General Manager
Henry P. Massey, Jr.       57      Secretary

     Executive officers serve at the pleasure of the Board of Directors of the Company. There are no family relationships between any directors or executive officers of the Company.

     MR. ADLER served as President of Adaptec from May 1985 to August 1992, as Chief Executive Officer from December 1986 to July 1995, as a director since February 1986, and as Chairman of the Board of Directors since May 1990.

     MR. SAVIERS has served as President and Chief Executive Officer of Adaptec since August 1992 and July 1995, respectively, and was Chief Operating Officer from August 1992 to July 1995. Prior to joining Adaptec, Mr. Saviers was employed with Digital Equipment Corporation for more than five years, last serving as Vice President of its personal computer systems and peripherals operation.

     MR. STEPHENS has served as Chief Operating Officer since November 1995. From 1993 to 1995, he founded and served as Chairman for Power I/O Corporation. From 1990 to 1993, Mr. Stephens held the position of President and CEO of Emulex Corporation.

     MR. BROWN has served as Vice President since November 1996, and as Corporate Controller and Principal Accounting Officer since May 1994. From July 1988 to April 1994 he served in various financial roles with the Company.

     MR. CLAYTON has served as Vice President and General Manager since May 1996. From October 1995 until February 1996 he served as Vice President of AVID Technology Corp. and from January 1984 until February 1996 he served as Vice President of Thinking Machines Corp.

     MR. FISHER has served as Vice President and General Manager since November 1994. Between May 1994 and October 1994 he held the position of General Manager, Mass Storage Electronics Product

Group. Before then, Mr. Fisher held the position of Director of Hard Disk Drive Products at Exar Corporation from November 1990 until April 1994.

     MR. GOURLEY has served as Vice President, Worldwide Sales since April 1996. From September 1994 to April 1996 he was a Senior Director at Oracle Corporation. From January 1982 to August 1994, Mr. Gourley served in a number of sales and marketing management positions at IBM Corporation.

     MR. HANSEN, a certified public accountant, has served as Vice President of Finance and Chief Financial Officer since January 1988. From March 1984 to December 1987 he served in various financial roles with the Company.

     MR. HARRIS has served as Vice President of Administration since December 1996. From January 1984 to November 1996, he served in various positions at Novell, Inc. most recently as Senior Vice President, Human Resources.

     MR. HOFFMAN has served as Vice President and General Manager since August 1995. Mr. Hoffman served as Vice President, Engineering of Echelon Systems Corp. from 1991 to 1995.

     MR. KAZARIAN has served as Vice President of Operations since May 1990.

     MR. O'MEARA has served as Vice President since July 1992 and as Treasurer since April 1989.

     MR. SUNDARESH has served as Vice President and General Manager since February 1994. From March 1993 until January 1994 he served as Director of Marketing. From 1991 to 1993 he served as Director of PC Marketing at Hyundai Electronics America.

     MR. MASSEY has served as Secretary since November 1989. For more than the last five years, Mr. Massey has been a practicing lawyer and a member of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm and general outside counsel to the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption "Executive Compensation and Other Matters" and "Election of Directors, Certain Relationships and Related Transactions" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption: "Election of Directors -- Security Ownership of Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the caption: "Election of Directors, Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following Consolidated Financial Statements of Adaptec, Inc. and the Report of Independent Public Accountants, as listed under (a)(1) below, are included in this document.

(a)(1) FINANCIAL STATEMENTS:

                                                                                      PAGE
                                                                                  ------------
        Consolidated Statements of Operations -- Fiscal Years ended March 31,
          1997, 1996, and 1995..................................................  F-1
        Consolidated Balance Sheets at March 31, 1997 and 1996..................  F-2
        Consolidated Statements of Cash Flows -- Fiscal Years ended March 31,
          1997, 1996, and 1995..................................................  F-3
        Consolidated Statements of Shareholders' Equity -- Fiscal Years ended
          March 31, 1997, 1996, and 1995........................................  F-4
        Notes to Consolidated Financial Statements..............................  F-5 to F-16
        Report of Management....................................................  F-17
        Report of Independent Accountants.......................................  F-18

    (2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

    EXHIBIT
    NUMBER                                   DESCRIPTION                                  NOTES
    ------    --------------------------------------------------------------------------  -----
     2.1(a)   Stock Purchase Agreement by and among Adaptec, Inc., Future Domain            (6)
              Corporation, Jack A. Allweiss, Patricia A. Allweiss and Certain
              Shareholders of Future Domain Corporation dated July 13, 1995.............
     2.1(b)   Stock Purchase Agreement by and between Adaptec, Inc. and Certain             (6)
              Shareholders of Future Domain Corporation dated July 13, 1995.............
     2.2      Agreement and Plan of Reorganization by and among Adaptec, Inc., Incat        (2)
              Systems Software USA, Inc., ISS Acquisition Corporation and Certain
              Shareholders of Incat Systems Software USA, Inc. dated August 23, 1995....
     2.3      Agreement for Purchase and Sale of Stock by and among Western Digital         (3)
              Corporation, Western Digital CSG Corporation, and Adaptec, Inc. dated
              April 9, 1996.............................................................
     2.4      Agreement and Plan of Reorganization by and among Adaptec, Inc., Cogent       (4)
              Data Technologies, Inc., CDT Acquisition Corp., and Certain Shareholders
              of Cogent Data Technologies, Inc. dated May 31, 1996......................
     2.5      Agreement and Plan of Reorganization by and among Adaptec, Inc., Adaptec      (4)
              Acquisition Corporation, and Data Kinesis, Inc. dated August 6, 1996......
     3.1      Eighth Amended and Restated Articles of Incorporation of Registrant filed     (5)
              with California Secretary of State on November 1, 1996....................
     3.2      Bylaws of Registrant, as restated on February 9, 1996.....................    (2)
     3.3      Certificate of determination of rights, preferences and privileges of         (5)
              Series A participating preferred stock filed with the California Secretary of State on December 31, 1996.............................................
     4.1      First Amended and Restated Common Shares Rights Agreement dated June 30,      (9)
              1992, between Registrant and Chemical Trust Company of California as
              Rights Agents.............................................................
     4.2      Indenture dated as of February 3, 1997 between Registrant and State Street    (1)
              Bank and Trust Company....................................................

    EXHIBIT
    NUMBER                                   DESCRIPTION                                  NOTES
    ------    --------------------------------------------------------------------------  -----
    10.1      Registrant's 1986 Employee Stock Purchase Plan............................    (7)
    10.2      Technology License Agreement dated January 1, 1985 between the Registrant    (11)
              and International Business Machines Corporation...........................
    10.3      Registrant's Savings and Retirement Plan..................................   (10)
    10.4      1990 Stock Plan, as amended...............................................   (13)
    10.5      Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement,           (8)
              Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement,
              and Incentive Stock Rights Agreement for use in connection with the 1990
              Stock Plan, as amended....................................................
    10.6      1990 Directors' Option Plan and forms of Stock Option Agreement...........    (7)
    10.7      Revolving Loan Agreement dated June 3, 1992 between Registrant and Plaza      (7)
              Bank of Commerce (incorporated by reference to Exhibit 10.26 filed with
              Registrant's Annual Report on form 10-K for fiscal year ended March 31,
              1992) and Amendment Number Three to the Revolving Credit Loan Agreement
              dated April 29, 1994 between the Registrant and Comerica
              Bank -- California (formerly Plaza Bank of Commerce) expiring August 31,
              1997......................................................................
    10.8      Amendments Four, Five and Six to the Revolving Credit Loan Agreement dated    (7)
              April 29, 1994 between the Registrant and Comerica Bank -- California expiring August 31, 1997..................................................
    10.9*     Option Agreement I Between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan     (2)
              Semiconductor Manufacturing Co., Ltd. dated October 23, 1995..............
    10.10*    Option Agreement II Between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan    (2)
              Semiconductor Manufacturing Co., Ltd. dated October 23, 1995..............
    10.11     Consignment Agreement between Adaptec, Inc. and AT&T Corp. dated January      (2)
              10, 1996..................................................................
    10.12     Letter Agreement between Adaptec, Inc. and Lucent Technologies, Inc. dated
              January 1, 1997...........................................................
    10.13     Form of Indemnification Agreement entered into with directors and officers   (12)
              of the Company............................................................
    10.14     Term Loan Agreement dated June 24, 1992 between the Registrant and Plaza     (12)
              Bank of Commerce expiring June 30, 1988...................................
    10.15*    Deposit and Supply Agreement between Taiwan Semiconductor Manufacturing       (7)
              Co., Ltd. and Adaptec Manufacturing Pte. Ltd..............................
    10.16     Industrial Lease Agreement between the Registrant, as Lessee, and Jurong      (6)
              Town Corporation, as Lessor...............................................
    10.17     Amendments Seven, Eight, and Nine to the Revolving Credit Loan Agreement      (5)
              dated April 29, 1994 between the Registrant and Comerica
              Bank -- California expiring August 31, 1997...............................
    10.18     Amendments One, Two, Three, and Four to the Term Loan Agreement dated June   (13)
              24, 1992 between the Registrant and Comerica Bank -- California (formerly the Plaza Bank of Commerce) expiring June 30, 1998........................
    12.1      Computation of Ratio of Earnings to Fixed Charges.........................
    21.1      Subsidiaries of Registrant................................................   (14)
    23.1      Consent of Independent Accountants, Price Waterhouse LLP. (See Page 22)
    24.1      Power of Attorney. (See Pages 23).

    EXHIBIT
    NUMBER                                   DESCRIPTION                                  NOTES
    ------    --------------------------------------------------------------------------  -----
    25.1      Statement of Eligibility and Qualification Under the Trust Indenture Act      (1)
              of 1939 of a Corporation designated to act as Trustee on Form T-1.........
    27.1      Financial Data Schedule for the year ended March 31, 1997.

---------------

 (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement Number 333-24557 on Form S-1 on April 4, 1997.

 (2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1996.

 (3) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996.

 (4) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.

 (5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.

 (6) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.

 (7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (8) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 (9) Incorporated by reference to Exhibit A filed with Registrant's Registration Statement Number 0-15071 on Form 8-A on May 11, 1989 and to Exhibit 1.1 to Form 8 Amendments No. 1, No. 2 and No. 3 thereto as filed June 5, 1990; April 8, 1992; and July 20, 1992, respectively.

(10) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

(11) Incorporated by reference to Exhibit 10.15 filed in response to Item 16(a) "Exhibits," of Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (file No. 33-5519), which became effective on June 11, 1986.

(12) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(13) Incorporated by reference to Exhibit 4.2 to Form S-8 as filed February 7, 1996.

(14) Incorporated by reference from the information under the caption "Corporate Information" included in the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

  *  Confidential treatment has been granted for portions of this agreement.

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-02889, No. 33-00779, No. 33-85652) and Form S-1
(No. 333-24557) of Adaptec, Inc. of our report dated April 25, 1997 appearing on page F-18 of this Form 10-K.

PRICE WATERHOUSE LLP

San Jose, California
June 18, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADAPTEC, INC.

Date: June 18, 1997                              /s/ F. GRANT SAVIERS
                                          --------------------------------------
                                          F. Grant Saviers
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints F. Grant Saviers and Paul G. Hansen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                      DATE
---------------------------------------------   --------------------------------   --------------


              /s/ JOHN G. ADLER                     Chairman of the Board of        June 18, 1997
---------------------------------------------              Directors
               (John G. Adler)

            /s/ F. GRANT SAVIERS                 President and Chief Executive      June 18, 1997
---------------------------------------------               Officer
             (F. Grant Saviers)

           /s/ ROBERT N. STEPHENS                   Chief Operating Officer         June 18, 1997
---------------------------------------------
            (Robert N. Stephens)
             /s/ PAUL G. HANSEN                 Vice President of Finance, Chief    June 18, 1997
---------------------------------------------   Financial Officer and Assistant
              (Paul G. Hansen)                             Secretary

             /s/ ANDREW J. BROWN                   Vice President, Corporate        June 18, 1997
---------------------------------------------       Controller and Principal
              (Andrew J. Brown)                        Accounting Officer

           /s/ LAURENCE B. BOUCHER                          Director                June 18, 1997
---------------------------------------------
            (Laurence B. Boucher)

              /s/ CARL J. CONTI                             Director                June 18, 1997
---------------------------------------------
               (Carl J. Conti)

              /s/ JOHN C. EAST                              Director                June 18, 1997
---------------------------------------------
               (John C. East)

                  SIGNATURE                                  TITLE                      DATE
---------------------------------------------   --------------------------------   --------------


            /s/ ROBERT J. LOARIE                            Director                June 18, 1997
---------------------------------------------
             (Robert J. Loarie)

               /s/ B. J. MOORE                              Director                June 18, 1997
---------------------------------------------
                (B. J. Moore)

           /s/ W. FERRELL SANDERS                           Director                June 18, 1997
---------------------------------------------
            (W. Ferrell Sanders)

            /s/ PHILLIP E. WHITE                            Director                June 18, 1997
---------------------------------------------
             (Phillip E. White)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED MARCH 31
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net revenues...............................................  $933,868     $659,347     $466,194
Cost of revenues...........................................   388,969      275,939      205,596
                                                             --------     --------     --------
     Gross profit..........................................   544,899      383,408      260,598
                                                             --------     --------     --------
Operating expenses
  Research and development.................................   128,530       87,628       60,848
  Selling, marketing and administrative....................   162,979      117,332       81,966
  Write-off of acquired in-process technology and other....    92,162       52,313           --
                                                             --------     --------     --------
                                                              383,671      257,273      142,814
                                                             --------     --------     --------
  Income from operations...................................   161,228      126,135      117,784
                                                             --------     --------     --------
Interest income............................................    13,297       12,694        7,932
Interest expense...........................................    (2,744)        (840)      (1,179)
                                                             --------     --------     --------
                                                               10,553       11,854        6,753
                                                             --------     --------     --------
  Income before income taxes...............................   171,781      137,989      124,537
Provision for income taxes.................................    64,220       34,614       31,135
                                                             --------     --------     --------
  Net income...............................................  $107,561     $103,375     $ 93,402
                                                             ========     ========     ========
Net income per share.......................................  $    .93     $    .95     $    .88
                                                             ========     ========     ========
Weighted average number of common and common equivalent
  shares outstanding.......................................   115,062      109,138      106,714
                                                             ========     ========     ========

                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           AS OF MARCH 31
                                                                       -----------------------
                                                                          1997          1996
                                                                       ----------     --------
                                                                        (IN THOUSANDS, EXCEPT
                                                                         PER SHARE AMOUNTS)
Current assets
  Cash and cash equivalents..........................................  $  318,075     $ 91,211
  Marketable securities..............................................     230,366      204,283
  Accounts receivable, net of allowance for doubtful accounts of
     $5,098 in 1997 and $4,220 in 1996...............................     132,571       89,487
  Inventories........................................................      53,184       55,028
  Prepaid expenses and other.........................................      83,752       25,271
                                                                       ----------     --------
          Total current assets.......................................     817,948      465,280
Property and equipment, net..........................................     141,599       95,004
Other assets.........................................................      83,947       86,202
                                                                       ----------     --------
                                                                       $1,043,494     $646,486
                                                                       ==========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt..................................  $    3,400     $  3,400
  Note payable.......................................................          --       46,200
  Accounts payable...................................................      52,400       23,974
  Accrued liabilities................................................      68,519       56,717
                                                                       ----------     --------
          Total current liabilities..................................     124,319      130,291
                                                                       ----------     --------
Long-term debt, net of current portion...............................         850        4,250
                                                                       ----------     --------
Convertible subordinated notes.......................................     230,000           --
                                                                       ----------     --------
Commitments (Note 7)
Shareholders' equity
  Preferred stock; $.001 par value
     Authorized shares, 1,000
     Outstanding shares, none........................................          --           --
  Common Stock; $.001 par value
     Authorized shares, 400,000
     Outstanding shares, 111,540 in 1997 and 106,040 in 1996.........     251,834      182,932
  Retained earnings..................................................     436,491      329,013
                                                                       ----------     --------
          Total shareholders' equity.................................     688,325      511,945
                                                                       ----------     --------
                                                                       $1,043,494     $646,486
                                                                       ==========     ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED MARCH 31
                                                            -----------------------------------
                                                              1997          1996         1995
                                                            ---------     --------     --------
                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $ 107,561     $103,375     $ 93,402
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Write-off of acquired in-process technology, net of
     taxes................................................     88,691       39,686           --
  Depreciation and amortization...........................     28,611       17,593       15,662
  Provision for doubtful accounts.........................      1,000          250          150
  Changes in assets and liabilities, net of the effect of
     acquisitions:
     Accounts receivable..................................    (41,688)     (30,727)      (1,311)
     Inventories..........................................     11,998      (20,516)       7,228
     Prepaid expenses.....................................    (13,070)      (8,973)         460
     Other assets.........................................      3,329      (16,952)      (3,327)
     Accounts payable.....................................     25,968         (167)       2,354
     Accrued liabilities..................................     10,948       21,969        4,251
                                                            ---------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................    223,348      105,538      118,869
                                                            ---------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certain net assets in connection with
  acquisitions accounted for under the purchase method of
  accounting..............................................   (107,214)     (31,177)          --
Investments in property and equipment.....................    (87,959)     (41,907)     (32,356)
Investments in marketable securities, net.................    (26,083)     (24,372)     (32,291)
                                                            ---------     --------     --------
NET CASH USED FOR INVESTING ACTIVITIES....................   (221,256)     (97,456)     (64,647)
                                                            ---------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible subordinated
  notes...................................................    223,905           --           --
Payment of short-term note................................    (46,200)          --           --
Proceeds from issuance of common stock....................     50,467       27,459       17,174
Repurchase of common stock................................         --       (7,765)     (36,548)
Principal payments on debt................................     (3,400)      (3,400)      (3,400)
                                                            ---------     --------     --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES......    224,772       16,294      (22,774)
                                                            ---------     --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................    226,864       24,376       31,448
          CASH AND CASH EQUIVALENTS AT BEGINNING OF
            YEAR..........................................     91,211       66,835       35,387
                                                            ---------     --------     --------
          CASH AND CASH EQUIVALENTS AT END OF YEAR........  $ 318,075     $ 91,211     $ 66,835
                                                            =========     ========     ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       COMMON STOCK
                                                   --------------------     RETAINED
                                                   SHARES       AMOUNT      EARNINGS      TOTAL
                                                   -------     --------     --------     --------
                                                   (IN THOUSANDS)
BALANCE, MARCH 31, 1994..........................  104,582     $138,317     $159,299     $297,616
Sale of common stock under employee purchase and
  option plans...................................    2,852       11,245           --       11,245
Income tax benefit of employees' stock
  transactions...................................       --        5,929           --        5,929
Repurchases of common stock......................   (4,080)     (15,300)     (21,248)     (36,548)
Net income.......................................       --           --       93,402       93,402
                                                   --------    --------     --------     --------
BALANCE, MARCH 31, 1995..........................  103,354      140,191      231,453      371,644
Sale of common stock under employee purchase and
  option plans...................................    2,436       16,512           --       16,512
Issuance of common stock in connection with
  acquisition....................................      770       17,232           --       17,232
Income tax benefit of employees' stock
  transactions...................................       --       10,947           --       10,947
Repurchases of common stock......................     (520)      (1,950)      (5,815)      (7,765)
Net income.......................................       --           --      103,375      103,375
                                                   --------    --------     --------     --------
BALANCE, MARCH 31, 1996..........................  106,040      182,932      329,013      511,945
Sale of common stock under employee purchase and
  option plans...................................    2,814       28,323           --       28,323
Issuance of common stock in connection with
  acquisitions...................................    2,686       18,435          (83)      18,352
Income tax benefit of employees' stock
  transactions...................................       --       22,144           --       22,144
Net income.......................................       --           --      107,561      107,561
                                                   --------    --------     --------     --------
BALANCE, MARCH 31, 1997..........................  111,540     $251,834     $436,491     $688,325
                                                   ========    ========     ========     ========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In November 1996, the Company effected a two-for-one split of its common stock. The accompanying consolidated financial statements have been retroactively restated to reflect this stock split.

  Foreign Currency Translation

     The Company uses the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents denominated in foreign currencies was not material.

  Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The estimated fair value of the Company's convertible subordinated notes was $268 million at March 31, 1997. The estimated fair value of all other debt and financial instruments at March 31, 1997 and 1996 was not materially different from the values presented in the consolidated balance sheets.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of funds in checking accounts, money market funds, and marketable securities with original maturities of three months or less.

  Marketable Securities

     At March 31, 1997, the Company's marketable securities are classified as available for sale and are reported at fair market value which approximates cost. Marketable securities with maturities after one through three years totaled $147 million with all remaining securities maturing less than one year. Realized gains and losses are based on the book value of the specific securities sold and have been immaterial.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company places its marketable securities primarily in municipal securities. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are primarily denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

     The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. There were no significant amounts charged to this allowance during the past three years.

  Product Development Costs

     The Company's policy is to capitalize internal software development costs incurred after technological feasibility has been demonstrated. Such internal software development costs have not been capitalized to date since they were immaterial.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

     Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations. Capitalized internal-use software costs primarily include license fees, consulting fees, and any associated direct labor and are amortized over the estimated useful life of the project, typically a three to five year period. The Company's property and equipment as of March 31, 1997 and 1996 included $22 million and $5 million, respectively, of capitalized software costs, net of amortization. Software amortization totaling $3 million, $1 million, and $1 million was included in the Company's consolidated statements of operations during 1997, 1996, and 1995, respectively.

  Other Assets

     The Company's other assets as of March 31, 1997 and 1996 included $23 million and $6 million, respectively, of goodwill, net of amortization. Goodwill amortization totaling $8 million and $2 million was included in the Company's consolidated statements of operations during 1997 and 1996, respectively. The Company assesses the impairment of other assets including goodwill based on the future estimated cash flows of the acquired technology.

  Revenue Recognition

     The Company recognizes revenue generally at the time of shipment or upon satisfaction of contractual obligations. The Company records provisions for estimated returns at the time of sale.

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's consolidated statements of operations. The Company has provided additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

  Net Income Per Share

     Net income per share is computed under the treasury stock method using the weighted average number of common and common equivalent shares from dilutive options outstanding during the respective periods.

NOTE 2. SUPPLEMENTAL FINANCIAL INFORMATION

  Inventories

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Raw materials............................................  $12,958     $23,415
        Work-in-process..........................................   14,370      12,865
        Finished goods...........................................   25,856      18,748
                                                                   --------    --------
                                                                         -           -
                                                                   $53,184     $55,028
                                                                   =========   =========

  Property and Equipment

                                                      LIFE            1997         1996
                                                  -------------     --------     --------
                                                                       (IN THOUSANDS)
        Land....................................             --     $ 29,698     $ 25,154
        Buildings and improvements..............     5-40 years       26,142       20,328
        Machinery and equipment.................      3-5 years       79,386       58,789
        Furniture and fixtures..................      3-8 years       31,763       22,944
        Leasehold improvements..................  Life of lease        6,583        5,245
        Construction in progress................             --       25,976        2,727
                                                                    ---------    ---------
                                                                     199,548      135,187
        Accumulated depreciation and
          amortization..........................                     (57,949)     (40,183)
                                                                    ---------    ---------
                                                                    $141,599     $ 95,004
                                                                    =========    =========

  Accrued Liabilities

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Accrued compensation and related taxes...................  $25,514     $22,440
        Acquisition related......................................   12,751       2,597
        Sales and marketing related..............................   12,464       7,443
        Tax related..............................................    8,038      16,218
        Other....................................................    9,752       8,019
                                                                   --------    --------
                                                                   $68,519     $56,717
                                                                   ========    ========

  Supplemental Disclosures of Cash Flows

                                                         1997        1996        1995
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Interest paid.................................  $   641     $   764     $ 1,125
        Income taxes paid.............................   67,118      32,869      29,411

NOTE 3. LINE OF CREDIT

     The Company has available an unsecured $17 million revolving line of credit, that expires on December 31, 1998. Of the total line of credit available, $7 million has been issued as an irrevocable standby letter of credit to guarantee component purchases from a supplier (see Note 7) at a fee of 3/4% per annum. As of March 31, 1997, no borrowings were outstanding under this line of credit. The Company may select its own method of interest payment on borrowings based upon the bank's CD rate plus 1%, Eurodollar rate plus 1%, or prime lending rate. A commitment fee of 1/4% per annum is payable on the unused line of credit. Under the arrangement, the Company is restricted from paying dividends in excess of 25% of the prior fiscal year's net income, and the Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of March 31, 1997.

NOTE 4. LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

     The Company entered into a $17 million term loan agreement in June 1992 bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. All outstanding principal and accrued but unpaid interest is due and payable in June 1998. Under the arrangement, the Company is restricted from paying dividends in excess of 25% of the prior fiscal year's net income, and the Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of March 31, 1997.

     In February 1997, the Company issued $230 million of 4 3/4% convertible subordinated notes due on February 1, 2004. The Company received net proceeds of $224 million. The notes provide for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the notes will be entitled at any time on or after May 5, 1997 through February 1, 2004 to convert the notes into common stock at a conversion price of $51.66 per share. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after February 3, 2000 at declining premiums to par. Debt issuance costs are being amortized over the term of the notes.

NOTE 5. ACQUISITIONS

     During fiscal 1997, the Company acquired complementary businesses and technologies consisting of Western Digital's Connectivity Solutions Group, CD-R software technology from Corel, Inc., Data Kinesis, Inc., Sigmax Technology, Inc., Toast CD-R technology, and certain assets from Skipstone, Inc. for $109 million and $15 million in cash and stock, respectively. These companies design and develop silicon solutions for the SCSI disk drive market, CD creator for the CD-R software market, software for improving system performance in file management and RAID applications, CD-ROM controllers for ATAPI CD-ROM drivers, CD-R technology for Macintosh platforms, and 1394/FireWire products. During fiscal 1996, the Company acquired all of the outstanding capital stock of Future Domain Corporation, Power I/O, Inc., Trillium Research, Inc., and Incat Systems Software USA, Inc. for $35 million and $17 million in cash and stock, respectively.

     The Company accounted for these acquisitions using the purchase method of accounting, and excluding the aggregate $90 million and $52 million write-offs of acquired in-process technology from these acquisitions for fiscal 1997 and 1996, respectively, the aggregate impact on the Company's consolidated statements of operations from the acquisition date was not material. The accounting for the write-off changed in fiscal 1997 due to an interpretation of SFAS 109 that the Company adopted upon its issuance. In fiscal 1996, the Company was allowed to gross-up the acquired in-process technology and record a dollar-for-dollar credit through its tax provision.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based primarily on independent appraisals and estimates of fair value and is summarized as follows:

                                                                    1997        1996
                                                                  --------     -------
                                                                     (IN THOUSANDS)
        Tangible assets.........................................  $ 10,979     $ 8,108
        In-process technology...................................    90,457      52,313
        Goodwill................................................    22,855       8,200
                                                                  --------     -------
        Assets acquired.........................................   124,291      68,621
        Accounts payable and accrued liabilities................        --       3,125
        Deferred tax liability..................................        --      12,627
                                                                  --------     -------
        Liabilities assumed.....................................        --      15,752
                                                                  --------     -------
        Net assets acquired.....................................  $124,291     $52,869
                                                                  ========     =======

     The tangible assets acquired were primarily comprised of inventory and fixed assets. Acquired in-process technology was written off in the periods in which the acquisitions were completed, and the goodwill is being amortized over respective benefit periods ranging from two to five years.

     On August 12, 1996, the Company completed its acquisition of Cogent Data Technologies, Inc. (Cogent). The Company acquired all of the outstanding capital stock of Cogent in exchange for 2.6 million shares of its common stock. Additionally, the Company incurred $1.7 million in professional fees related to this acquisition, which have been included in "write-off of acquired in-process technology and other." The Company has recorded this acquisition using the pooling of interests method of accounting. Cogent's historical operations, net assets, and cash flows were not material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations and cash flows, all of which are not material to the Company, have been combined with those of the Company.

NOTE 6. STOCK PLANS

  1986 Employee Stock Purchase Plan

     The Company has authorized 5,600,000 shares of common stock for issuance under the 1986 Employee Stock Purchase Plan (1986 Plan). Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the 1986 Plan. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of a three-month offering period, whichever is lower. Under this Plan, 285,336 and 278,550 shares were issued during fiscal 1997 and 1996 respectively, representing approximately $6.9 million and $4.6 million in employee contributions.

  1990 Stock Plan

     The Company's 1990 Stock Plan allows the Board of Directors to grant to employees, officers, and consultants options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights is not to exceed ten years after the date of grant. To date, the Company has issued substantially all incentive and non-statutory stock options under this Plan at exercise prices of 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period and in some cases over a three-year period.

     Option activity under the 1990 Stock Plan is as follows:

                                             OPTIONS AVAILABLE
                                             -----------------
                                                                        OPTIONS OUTSTANDING
                                                                   -----------------------------
                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                     SHARES       EXERCISE PRICE
                                                                   ----------     --------------
        Balance, March 31, 1994............       5,547,148         8,796,754         $ 5.34
          Authorized.......................       5,000,000                --         $   --
          Granted..........................      (3,829,000)        3,829,000         $10.09
          Exercised........................              --        (1,861,148)        $ 3.71
          Terminated.......................       1,198,106        (1,198,106)        $ 6.55
                                                 ----------        ----------         ------
        Balance, March 31, 1995............       7,916,254         9,566,500         $ 7.41
          Authorized.......................       4,387,800                --         $   --
          Granted..........................      (4,589,500)        4,589,500         $22.28
          Exercised........................              --        (2,034,262)        $ 5.80
          Terminated.......................         482,076          (482,076)        $12.78
                                                 ----------        ----------         ------
        Balance, March 31, 1996............       8,196,630        11,639,662         $13.32
          Authorized.......................       9,833,906                --         $   --
          Granted..........................      (7,296,738)        7,296,738         $24.69
          Exercised........................              --        (2,414,728)        $ 8.58
          Terminated.......................       1,555,300        (1,555,300)        $19.33
                                                 ----------        ----------         ------
        Balance, March 31, 1997............      12,289,098        14,966,372         $19.05
                                                 ==========        ==========         ======
        Options exercisable at:
        March 31, 1995.....................                         3,117,772         $ 5.21
        March 31, 1996.....................                         3,913,534         $ 7.90
        March 31, 1997.....................                         5,397,068         $12.97

     The following table summarizes information about 1990 Stock Plan at March 31, 1997:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ----------------------------------------------------     -------------------------------
                      NUMBER        WEIGHTED AVERAGE        WEIGHTED           NUMBER           WEIGHTED
    RANGE OF        OUTSTANDING        REMAINING             AVERAGE         EXERCISABLE         AVERAGE
EXERCISE PRICES     AT 3/31/97      CONTRACTUAL LIFE     EXERCISE PRICE      AT 3/31/97      EXERCISE PRICE
----------------    -----------     ----------------     ---------------     -----------     ---------------
$  .37 - $10.00       4,943,829         6.7 years            $  7.11           3,298,858         $  6.99
$10.01 - $20.00         551,814               7.8            $ 14.55             283,803         $ 14.07
$20.01 - $25.00       7,670,260               8.9            $ 23.78           1,698,273         $ 23.36
$25.01 - $41.88       1,800,469               8.8            $ 33.08             116,134         $ 28.29
                     ----------                                                ---------
                     14,966,372               8.1            $ 19.05           5,397,068         $ 12.97
                     ==========                                                =========

  1990 Directors' Option Plan

     The 1990 Directors' Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Each current director receives an option at the end of each fiscal year for 10,000 shares, which vests quarterly and over a one year period. Upon joining the board, each new non-employee director receives an option for 40,000 shares, which vests over four years. Prior to March 31, 1997, annual grants vested over a four-year period. All options granted prior to March 31, 1997 expire five years after the date of grant, whereas all subsequent grants expire ten years after the date of grant.

     Option activity under the 1990 Directors' Option Plan is as follows:

                                              OPTIONS AVAILABLE
                                              -----------------
                                                                        OPTIONS OUTSTANDING
                                                                    ---------------------------
                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                     SHARES      EXERCISE PRICE
                                                                    --------     --------------
        Balance, March 31, 1994.............        980,000          405,000         $ 5.87
          Granted...........................       (100,000)         100,000         $16.50
          Exercised.........................             --          (42,500)        $ 4.81
                                                  ---------         --------         ------
        Balance, March 31, 1995.............        880,000          462,500         $ 8.26
          Granted...........................       (300,000)         300,000         $23.12
          Exercised.........................             --         (110,000)        $ 4.10
                                                  ---------         --------         ------
        Balance, March 31, 1996.............        580,000          652,500         $15.80
          Authorized........................        800,000
          Granted...........................        (70,000)          70,000         $37.25
          Exercised.........................             --         (113,750)        $ 6.73
                                                  ---------         --------         ------
        Balance, March 31, 1997.............      1,310,000          608,750         $19.96
                                                  =========         ========         ======
        Options exercisable at:
        March 31, 1995......................                         187,500         $ 4.68
        March 31, 1996......................                         187,500         $ 7.52
        March 31, 1997......................                         248,750         $14.10

     The following table summarizes information about 1990 Directors' Option Plan at March 31, 1997:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ----------------------------------------------------     -------------------------------
                      NUMBER        WEIGHTED AVERAGE        WEIGHTED           NUMBER           WEIGHTED
    RANGE OF        OUTSTANDING        REMAINING             AVERAGE         EXERCISABLE         AVERAGE
EXERCISE PRICES     AT 3/31/97      CONTRACTUAL LIFE     EXERCISE PRICE      AT 3/31/97      EXERCISE PRICE
----------------    -----------     ----------------     ---------------     -----------     ---------------
$ 3.84 - $10.00       152,500           1.5 years            $  7.93           127,500           $  7.69
$10.01 - $20.00        91,250                 3.0            $ 16.50            41,250           $ 16.50
$20.01 - $37.25       365,000                 4.9            $ 25.85            80,000           $ 23.07
                      -------                                                  -------
                      608,750                 3.8            $ 19.96           248,750           $ 14.10
                      =======                                                  =======

  Pro Forma Information

     Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its Employee Purchase Plan, 1990 Stock Plan, and 1990 Directors' Option Plan, collectively called "options" under the fair value method of SFAS No. 123. The fair value of options granted in fiscal 1996 and fiscal 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                  1990 DIRECTORS'
                                      EMPLOYEE STOCK                                  OPTION
                                       PURCHASE PLAN        1990 STOCK PLAN            PLAN
                                      ---------------       ---------------       ---------------
                                      1997       1996       1997       1996       1997       1996
                                      ----       ----       ----       ----       ----       ----
Expected life (in years)..........    .25        .25          4          4        4.12       4.12
Risk-free interest rate...........    5.2 %      5.5 %      6.0 %      5.9 %      6.0 %      5.9 %
Volatility........................     44%        44%        44%        44%        44%        44%
Dividend yield....................     --         --         --         --         --         --

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the

Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of shares issued under the Employee Stock Purchase Plan granted during 1997 and 1996 was $6.65 and $4.46 per share, respectively. The weighted average estimated fair value of options granted under the 1990 Stock Plan during 1997 and 1996 was $12.24 and $8.95, respectively. The weighted average estimated fair value of options granted under the 1990 Directors' Plan during 1997 and 1996 was $14.80 and $9.81, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                    1997        1996
                                                                   -------     -------
        Pro forma net income.....................................  $83,305     $97,956
        Pro forma earnings per share.............................  $   .73     $   .91

     The above pro forma disclosures are not likely to be representative of pro forma disclosures of future years, since it is applicable only to options granted subsequent to March 31, 1995. The pro forma effect of SFAS No. 123 will not be fully reflected until fiscal 2001.

  Rights Plan

     The Company has reserved 250,000 shares of Series A Preferred Stock for issuance under the 1996 Rights Agreement which was amended and restated as of December 5, 1996. Under this plan, shareholders have received one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right will entitle shareholders to buy one one-thousandth of a share of Series A Preferred Stock at an exercise price of $180.00 per right. The Rights trade automatically with shares of the Company's common stock. The Rights are not exercisable until ten days after a person or group announces acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer that would result in ownership by a person or group of 20% or more of the then outstanding common stock.

     The Company is entitled to redeem the Rights at $.01 per Right anytime on or before the tenth day following such an acquisition or tender offer. This redemption period may be extended by the Company in some cases. If, prior to such redemption, the Company is acquired in a merger or other business combination, a party acquires 20% or more of the Company's common stock, a 20% shareholder engages in certain self-dealing transactions, or the Company sells 50% or more of its assets, each right will entitle the holder to purchase from the surviving corporation, for $180.00 per share, common stock having a then current market value of $360.00 per share.

     At March 31, 1997, the Company has reserved the following shares of authorized but unissued common stock:

            1986 Employee Stock Purchase Plan........................   1,453,038
            1990 Stock Plan..........................................  27,255,470
            1990 Directors' Option Plan..............................   1,918,750
            Conversion of subordinated long-term debt................   4,452,187
                                                                       ----------
                                                                       35,079,445
                                                                       ==========

NOTE 7. COMMITMENTS

     The Company leases certain office facilities, vehicles, and certain equipment under operating lease agreements that expire at various dates through fiscal 2009. As of March 31, 1997, the minimum future payments on existing leases totaled $17.4 million. Rent expense was approximately $5.7 million, $3.7 million, and $2.4 million during fiscal 1997, 1996, and 1995, respectively.

     During fiscal 1996, the Company signed an agreement with TSMC to ensure availability of a portion of the Company's silicon wafer requirement for both current and future technologies. The agreement runs through 2001 providing the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments totaling $66 million. The advance payments are classified in prepaid expenses, and other assets and will be realized by the Company at specified amounts over the agreement period.

     In addition to this agreement, the Company has an existing deposit and supply agreement with TSMC to secure supply of silicon wafers. Under the deposit and supply agreement, the Company has made deposits aggregating $14.7 million which are repayable at the expiration of the agreement in June 1997. The supplier has provided an irrevocable standby letter of credit to the Company in an equal amount to guarantee the repayment of deposits made by the Company. The advanced payment is included in current assets in the fiscal 1997 consolidated balance sheet.

     Subsequent to March 31, 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a promissory note for $35 million for the advance payments, which becomes due in two equal installments on January 31, 1998 and June 30, 1998.

     During fiscal 1997, the Company entered into an agreement with Lucent Technologies Inc. ("Lucent") to sell $21 million of equipment that it had previously purchased in connection with a separate agreement that ensured availability of certain levels of wafer capacity from Lucent. This new agreement cancels the initial capacity agreement and requires Lucent to purchase the equipment from the Company payable in two installments in fiscal 1998.

NOTE 8. INCOME TAXES

     The components of income before income taxes for the years ended March 31 are as follows:

                                                       1997         1996         1995
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Domestic...................................  $ 74,866     $ 57,882     $ 74,397
        Foreign....................................    96,915       80,107       50,140
                                                     --------     --------     --------
        Income before income taxes.................  $171,781     $137,989     $124,537
                                                     ========     ========     ========

     The split of domestic and foreign income was impacted mainly by the acquisition-related write-offs of in-process technology and other, which reduced domestic income by $92 million for 1997 and $52 million for 1996.

     The components of the provision for income taxes for the years ended March 31 are as follows:

                                                         1997        1996        1995
                                                       --------     -------     -------
                                                                (IN THOUSANDS)
        Federal
          Current....................................  $ 45,363     $22,066     $26,455
          Deferred...................................   (10,025)     (4,263)       (311)
                                                       --------     -------     -------
                                                         35,338      17,803      26,144
        Foreign
          Current....................................    21,418      15,074       1,106
          Deferred...................................    (1,961)     (1,491)         --
                                                       --------     -------     -------
                                                         19,457      13,583       1,106
        State
          Current....................................    11,335       3,611       3,177
          Deferred...................................    (1,910)       (383)        708
                                                       --------     -------     -------
                                                          9,425       3,228       3,885
                                                       --------     -------     -------
        Provision for income taxes...................  $ 64,220     $34,614     $31,135
                                                       ========     =======     =======

     Significant components of the Company's deferred tax assets, included in prepaid expenses in the accompanying consolidated balance sheets as of March 31 are as follows:

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Non-deductible reserves..................................  $10,601     $ 5,327
        State taxes..............................................    1,922       1,323
        Compensatory accruals....................................    7,815       5,091
        Various expense accruals.................................    6,363       5,581
        Capitalized technology...................................    5,700          --
        Other, net...............................................     (419)        764
                                                                   --------    --------
        Net deferred tax assets..................................  $31,982     $18,086
                                                                   ========    ========

     The provision for income taxes differs from the amount computed by applying the federal statutory tax rate income before taxes for the years ended March 31 as follows:

                                                              1997      1996      1995
                                                              -----     -----     -----
        Federal statutory rate..............................   35.0%     35.0%     35.0%
        State taxes, net of federal benefit.................    2.7       2.7       2.2
        Foreign subsidiary income at other than the U.S.
          tax...............................................  (11.9)    (11.8)     (9.9)
        Tax-exempt interest income, net.....................   (1.2)     (2.1)     (1.7)
        Book write-off of in-process technology.............   12.4        --        --
        Other...............................................    0.4       1.3      (0.6)
                                                              ------    ------    ------
        Effective income tax rate...........................   37.4%     25.1%     25.0%
                                                              ======    ======    ======

     The Company's effective tax rate for fiscal 1997 was 37% compared to 25% for fiscal 1996 and 1995. The Company's fiscal 1997 effective tax rate was 25% exclusive of the effect of the book write-offs of in-process technology, which are not deductible for tax purposes. In prior years, the tax effect of similar book write-offs was included in the cost of the purchased technology.

     The Company's manufacturing subsidiary in Singapore is currently operating under a tax holiday. If certain conditions are met, the tax holiday provides that profits derived from certain products will be exempt from Singapore tax through fiscal 2006. In addition, profits derived from the Company's remaining products will be taxed at a rate of 15%, which is lower than the Singapore statutory rate of 26%, through fiscal 1998. As of March 31, 1997, the Company had not accrued income taxes on $279 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings will be reinvested indefinitely.

NOTE 9. SEGMENT INFORMATION

     Adaptec operates predominantly in one industry segment and provides solutions that enhance bandwidth between servers, PCs, peripherals, and networks. The Company focuses its worldwide marketing efforts on major OEM customers through its direct sales force located in the United States, Europe, and Far East and also sells through distributors and sales representatives in each of these geographic areas.

     Income from operations consists of net revenues less cost of revenues and operating expenses incurred in supporting the revenues of each geographic area. The Company's write-offs of acquired in-process technology are included in the corporate income from operations. All of the Company's identifiable assets are used to support the operations in each geographic area. Corporate assets include cash and cash equivalents, marketable securities, deferred tax assets, and certain other assets. Intercompany sales are made at arms-length prices, and revenues for the European subsidiaries consist mainly of commissions earned in connection with obtaining foreign orders.

                                          SINGAPORE,                           ADJUSTMENTS
                               UNITED     FAR EAST,                                AND         CONSOLIDATED
                               STATES       OTHER      EUROPE     CORPORATE    ELIMINATIONS       TOTAL
                              --------    ---------    -------    ---------    ------------    ------------
                                                             (IN THOUSANDS)
FISCAL 1997
Revenues
  Sales to customers........  $782,622    $ 150,395    $   851    $      --     $       --      $   933,868
  Intercompany sales between
     geographic areas.......     4,261      546,678     11,188           --       (562,127)              --
                              ---------   ---------    --------   ---------     ----------      -----------
  Net revenues..............  $786,883    $ 697,073    $12,039    $      --     $ (562,127)     $   933,868
                              =========   =========    ========   =========     ==========      ===========
Income from operations......   157,936       95,473        (19)     (92,162)            --          161,228
Identifiable assets.........   352,312      295,333      3,242      589,716       (197,109)       1,043,494

FISCAL 1996
Revenues
  Sales to customers........  $609,060    $  49,211    $ 1,076    $      --     $       --      $   659,347
  Intercompany sales between
     geographic areas.......     7,205      399,036      6,175           --       (412,416)              --
                              ---------   ---------    --------   ---------     ----------      -----------
  Net revenues..............  $616,265    $ 448,247    $ 7,251    $      --     $ (412,416)     $   659,347
                              =========   =========    ========   =========     ==========      ===========
Income from operations......   100,838       76,942        668      (52,313)            --          126,135
Identifiable assets.........   201,128      259,179      2,644      322,910       (139,375)         646,486

FISCAL 1995
Revenues
Sales to customers..........  $464,707    $   1,487    $    --    $      --     $       --      $   466,194
  Intercompany sales between
     geographic areas.......    10,401      191,360      3,905           --       (205,666)              --
                              ---------   ---------    --------   ---------     ----------      -----------
  Net revenues..............  $475,108    $ 192,847    $ 3,905    $      --     $ (205,666)     $   466,194
                              =========   =========    ========   =========     ==========      ===========
Income from operations......    68,594       48,847        343           --             --          117,784
Identifiable assets.........   122,097      123,044      1,070      262,383        (72,886)         435,708

  Export Revenues

     The following table represents export revenues by geographic region as a percentage of total revenues:

                                                                  1997     1996     1995
                                                                  ----     ----     ----
        Singapore, Far East, Other..............................   39%      32%      37%
        Europe..................................................   22       24       25
                                                                           -- -     -- -
                                                                  ---
                                                                   61%      56%      62%
                                                                  ===      ===      ===

  Major Customers

     In fiscal 1997 and 1995, no customer accounted for more than 10% of net revenues. In fiscal 1996, sales to one distributor represented 10% of net revenues.

NOTE 10. PRO FORMA NET INCOME PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which changes the manner in which the Company computes earnings per share beginning in the third quarter of fiscal 1998. The statement requires retroactive presentation of all earnings per share amounts. Pro Forma basic and diluted earnings per share are presented below as if the Company had adopted this standard as of March 31, 1997.

                                                                   FOR THE YEAR ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                 1997     1996     1995
                                                                 ----     ----     ----
        Pro forma basic earnings per share.....................  $.98     $.99     $.91
        Pro forma diluted earnings per share...................  $.93     $.95     $.88

NOTE 11. COMPARATIVE QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                                              QUARTERS
                                              -----------------------------------------
                                               FIRST      SECOND     THIRD      FOURTH      YEAR
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1997
Net revenues................................  $202,014   $215,043   $251,703   $265,108   $933,868
Gross profit................................   115,968    122,493    148,564    157,874    544,899
Net income*.................................    17,914      1,237     41,584     46,826    107,561
Net income per share*.......................  $    .16   $    .01   $    .36   $    .40   $    .93
Weighted average shares outstanding.........   111,342    113,640    116,786    117,665    115,062
FISCAL 1996
Net revenues................................  $138,025   $149,110   $176,187   $196,025   $659,347
Gross profit................................    81,359     86,451    101,986    113,612    383,408
Net income*.................................    31,163        557     30,587     41,068    103,375
Net income per share*.......................  $    .29   $    .01   $    .28   $    .37   $    .95
Weighted average shares outstanding.........   107,884    108,922    109,584    110,122    109,138

---------------

* All quarters of fiscal 1997 include write-offs of acquired in-process technology, net of taxes, totaling $25 million, $42 million, $12 million, and $11 million, respectively. The second and third quarters of fiscal 1996 include write-offs of acquired in-process technology, net of taxes, totaling $33 million and $7 million, respectively.

                               REPORT OF MANAGEMENT

     Management is responsible for the preparation and integrity of the consolidated financial statements and other financial information presented in the annual report. The accompanying financial statements were prepared in conformity with generally accepted accounting principles and as such include some amounts based on management's best judgments and estimates. Financial information in the annual report is consistent with that in the financial statements.

     Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance that assets are safeguarded and that transactions are authorized, recorded, and reported properly. The internal control system is continuously monitored by management review, written policies and guidelines, and careful selection and training of qualified personnel who are provided with and expected to adhere to the Company's standards of business conduct. Management believes the Company's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

     The Audit Committee of the Board of Directors meets periodically with the independent accountants and management to discuss internal business controls, auditing, and financial reporting matters. The Committee also reviews with the independent accountants the scope and results of the audit effort.

     The independent accountants, Price Waterhouse LLP, are engaged to audit the consolidated financial statements of the Company and conduct such tests and related procedures as they deem necessary in accordance with generally accepted auditing standards. The opinion of the independent accountants, based upon their audit of the consolidated financial statements, is contained in this annual report.

F. Grant Saviers
President and Chief Executive Officer

Christopher G. O'Meara
Vice President and Treasurer
                                            Paul G. Hansen
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            Andrew J. Brown
                                            Vice President, Corporate
                                            Controller, and
                                            Principal Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Adaptec, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 19 present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California
April 25, 1997

                               INDEX TO EXHIBITS

                                                                                               SEQUENTIALLY
    EXHIBIT                                                                                      NUMBERED
    NUMBER                                   DESCRIPTION                                 NOTES     PAGE
    ------    -------------------------------------------------------------------------  -----
     2.1(a)   Stock Purchase Agreement by and among Adaptec, Inc., Future Domain           (6)
              Corporation, Jack A. Allweiss, Patricia A. Allweiss and Certain
              Shareholders of Future Domain Corporation dated July 13, 1995............
     2.1(b)   Stock Purchase Agreement by and between Adaptec, Inc. and Certain            (6)
              Shareholders of Future Domain Corporation dated July 13, 1995............
     2.2      Agreement and Plan of Reorganization by and among Adaptec, Inc., Incat       (2)
              Systems Software USA, Inc., ISS Acquisition Corporation and Certain
              Shareholders of Incat Systems Software USA, Inc. dated August 23, 1995...
     2.3      Agreement for Purchase and Sale of Stock by and among Western Digital        (3)
              Corporation, Western Digital CSG Corporation, and Adaptec, Inc. dated
              April 9, 1996............................................................
     2.4      Agreement and Plan of Reorganization by and among Adaptec, Inc., Cogent      (4)
              Data Technologies, Inc., CDT Acquisition Corp., and Certain Shareholders
              of Cogent Data Technologies, Inc. dated May 31, 1996.....................
     2.5      Agreement and Plan of Reorganization by and among Adaptec, Inc., Adaptec     (4)
              Acquisition Corporation, and Data Kinesis, Inc. dated August 6, 1996.....
     3.1      Eighth Amended and Restated Articles of Incorporation of Registrant filed    (5)
              with California Secretary of State on November 1, 1996...................
     3.2      Bylaws of Registrant, as restated on February 9, 1996....................    (2)
     3.3      Certificate of determination of rights, preferences and privileges of        (5)
              Series A participating preferred stock filed with the California
              Secretary of State on December 31, 1996..................................
     4.1      First Amended and Restated Common Shares Rights Agreement dated June 30,     (9)
              1992, between Registrant and Chemical Trust Company of California as
              Rights Agents............................................................
     4.2      Indenture dated as of February 3, 1997 between Registrant and State          (1)
              Street Bank and Trust Company............................................
    10.1      Registrant's 1986 Employee Stock Purchase Plan...........................    (7)
    10.2      Technology License Agreement dated January 1, 1985 between the Registrant   (11)
              and International Business Machines Corporation..........................
    10.3      Registrant's Savings and Retirement Plan.................................   (10)
    10.4      1990 Stock Plan, as amended..............................................   (13)
    10.5      Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement,          (8)
              Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement,
              and Incentive Stock Rights Agreement for use in connection with the 1990
              Stock Plan, as amended...................................................
    10.6      1990 Directors' Option Plan and forms of Stock Option Agreement..........    (7)
    10.7      Revolving Loan Agreement dated June 3, 1992 between Registrant and Plaza     (7)
              Bank of Commerce (incorporated by reference to Exhibit 10.26 filed with
              Registrant's Annual Report on form 10-K for fiscal year ended March 31,
              1992) and Amendment Number Three to the Revolving Credit Loan Agreement
              dated April 29, 1994 between the Registrant and Comerica
              Bank -- California (formerly Plaza Bank of Commerce) expiring August 31,
              1997.....................................................................
    10.8      Amendments Four, Five and Six to the Revolving Credit Loan Agreement         (7)
              dated April 29, 1994 between the Registrant and Comerica
              Bank -- California expiring August 31, 1997..............................

                                                                                               SEQUENTIALLY
    EXHIBIT                                                                                      NUMBERED
    NUMBER                                   DESCRIPTION                                 NOTES     PAGE
    ------    -------------------------------------------------------------------------  -----
    10.9*     Option Agreement I Between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan    (2)
              Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.............
    10.10*    Option Agreement II Between Adaptec Manufacturing (S) Pte. Ltd. and          (2)
              Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995......
    10.11     Consignment Agreement between Adaptec, Inc. and AT&T Corp. dated January     (2)
              10, 1996.................................................................
    10.12     Letter Agreement between Adaptec, Inc. and Lucent Technologies, Inc.
              dated January 1, 1997....................................................
    10.13     Form of Indemnification Agreement entered into with directors and           (12)
              officers of the Company..................................................
    10.14     Term Loan Agreement dated June 24, 1992 between the Registrant and Plaza    (12)
              Bank of Commerce expiring June 30, 1988..................................
    10.15*    Deposit and Supply Agreement between Taiwan Semiconductor Manufacturing      (7)
              Co., Ltd. and Adaptec Manufacturing Pte. Ltd.............................
    10.16     Industrial Lease Agreement between the Registrant, as Lessee, and Jurong     (6)
              Town Corporation, as Lessor..............................................
    10.17     Amendments Seven, Eight, and Nine to the Revolving Credit Loan Agreement     (5)
              dated April 29, 1994 between the Registrant and Comerica
              Bank -- California expiring August 31, 1997..............................
    10.18     Amendments One, Two, Three, and Four to the Term Loan Agreement dated       (13)
              June 24, 1992 between the Registrant and Comerica Bank -- California
              (formerly the Plaza Bank of Commerce) expiring June 30, 1998.............
    12.1      Computation of Ratio of Earnings to Fixed Charges........................
    21.1      Subsidiaries of Registrant...............................................   (14)
    23.1      Consent of Independent Accountants, Price Waterhouse LLP. (See Page 22)
    24.1      Power of Attorney. (See Pages 23).
    25.1      Statement of Eligibility and Qualification Under the Trust Indenture Act     (1)
              of 1939 of a Corporation designated to act as Trustee on Form T-1........
    27.1      Financial Data Schedule for the year ended March 31, 1997.

---------------

 (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement Number 333-24557 on Form S-1 on April 4, 1997.

 (2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1996.

 (3) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996.

 (4) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.

 (5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.

 (6) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.

 (7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (8) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 (9) Incorporated by reference to Exhibit A filed with Registrant's Registration Statement Number 0-15071 on Form 8-A on May 11, 1989 and to Exhibit 1.1 to Form 8 Amendments No. 1, No. 2 and No. 3 thereto as filed June 5, 1990; April 8, 1992; and July 20, 1992, respectively.

(10) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

(11) Incorporated by reference to Exhibit 10.15 filed in response to Item 16(a) "Exhibits," of Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (file No. 33-5519), which became effective on June 11, 1986.

(12) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(13) Incorporated by reference to Exhibit 4.2 to Form S-8 as filed February 7, 1996.

(14) Incorporated by reference from the information under the caption "Corporate Information" included in the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

  *  Confidential treatment has been granted for portions of this agreement.

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter.