Form 10-Q
period 1997-06-30
ADAPTEC INC
filed 1997-08-13
CIK 709804

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of common stock as of August 5, 1997 was 112,819,480.

     This document consists of 12 pages, excluding exhibits, of which this is page 1.

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information
         Item 1. Financial Statements:
                  Condensed Consolidated Statements of Operations.....................     3
                  Condensed Consolidated Balance Sheets...............................     4
                  Condensed Consolidated Statements of Cash Flows.....................     5
                  Notes To Condensed Consolidated Financial Statements................   6-7
         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations:
                  Results of Operations...............................................   7-8
                  Liquidity and Capital Resources.....................................  8-10
Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K.....................................    11
Signatures............................................................................    12

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          THREE MONTH PERIOD
                                                                                 ENDED
                                                                         ---------------------
                                                                         JUNE 30,     JUNE 30,
                                                                           1997         1996
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
Net revenues...........................................................  $271,442     $202,014
Cost of revenues.......................................................   107,494       86,046
                                                                         --------     --------
Gross profit...........................................................   163,948      115,968
                                                                         --------     --------
Operating expenses:
  Research and development.............................................    38,982       27,847
  Selling, marketing and administrative................................    49,279       33,924
  Write-off of acquired in-process technology..........................        --       26,500
                                                                         --------     --------
Total operating expenses...............................................    88,261       88,271
                                                                         --------     --------
Income from operations.................................................    75,687       27,697
Interest income, net of interest expense...............................     3,898        2,667
                                                                         --------     --------
Income before provision for income taxes...............................    79,585       30,364
Provision for income taxes.............................................    19,896       12,450
                                                                         --------     --------
Net income.............................................................  $ 59,689     $ 17,914
                                                                         ========     ========
Net income per share...................................................  $   0.51     $   0.16
                                                                         ========     ========
Weighted average common and common equivalent shares outstanding.......   117,730      111,342
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         JUNE 30,    MARCH 31,
                                                                           1997         1997
                                                                        ----------   ----------
                                                                            (IN THOUSANDS)
                                            ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  367,799   $  318,075
  Marketable securities...............................................     272,244      230,366
  Accounts receivable, net............................................     133,726      132,571
  Inventories.........................................................      45,843       53,184
  Prepaid expenses and other..........................................      58,308       83,752
                                                                        ----------   ----------
          Total current assets........................................     877,920      817,948
Property and equipment, net...........................................     171,420      141,599
Other assets..........................................................     116,681       83,947
                                                                        ----------   ----------
                                                                        $1,166,021   $1,043,494
                                                                        ==========   ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................  $    3,400   $    3,400
  Note payable........................................................      35,280           --
  Accounts payable....................................................      57,550       52,400
  Accrued liabilities.................................................      79,753       68,519
                                                                        ----------   ----------
          Total current liabilities...................................     175,983      124,319
                                                                        ----------   ----------
Long-term debt, net of current portion................................          --          850
                                                                        ----------   ----------
Convertible subordinated notes........................................     230,000      230,000
                                                                        ----------   ----------
Shareholders' equity:
  Common stock........................................................     263,858      251,834
  Retained earnings...................................................     496,180      436,491
                                                                        ----------   ----------
          Total shareholders' equity..................................     760,038      688,325
                                                                        ----------   ----------
                                                                        $1,166,021   $1,043,494
                                                                        ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTH PERIOD
                                                                                 ENDED
                                                                         ---------------------
                                                                         JUNE 30,     JUNE 30,
                                                                           1997         1996
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Net Cash Provided by Operating Activities..............................  $117,176     $ 36,731
                                                                         --------     --------
Cash Flows From Investing Activities:
Purchase of certain net assets in connection with acquisitions
  accounted for under the purchase method of accounting................        --      (44,879)
Purchases of property and equipment....................................   (36,748)     (26,792)
Sales (Purchases) of marketable securities.............................   (41,878)      27,227
                                                                         --------     --------
Net Cash Used for Investing Activities.................................   (78,626)     (44,444)
                                                                         --------     --------
Cash Flows From Financing Activities:
Payment of short-term note.............................................        --      (46,200)
Proceeds from issuance of common stock.................................    12,024        6,170
Principal payments on debt.............................................      (850)        (850)
                                                                         --------     --------
Net Cash Provided by (Used for) Financing Activities...................    11,174      (40,880)
                                                                         --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents...................    49,724      (48,593)
                                                                         --------     --------
Cash and Cash Equivalents at Beginning of Period.......................   318,075       91,211
                                                                         --------     --------
Cash and Cash Equivalents at End of Period.............................  $367,799     $ 42,618
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1997 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. For presentation purposes, the Company has indicated its first quarter as ending on June 30, whereas in fact, the Company's first quarter of fiscal 1998 ended on July 4, 1997 and its first quarter of fiscal 1997 ended on June 28, 1996. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

 2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                          JUNE 30,     MARCH 31,
                                                            1997         1997
                                                          --------     ---------
                Raw materials...........................  $ 10,553      $12,958
                Work in process.........................    17,663       14,370
                Finished goods..........................    17,627       25,856
                                                           -------      -------
                                                          $ 45,843      $53,184
                                                           =======      =======

 3. NET INCOME PER SHARE

     The Company's net income per share, weighted average common and common equivalent shares outstanding, and other share information included in these interim financial statements reflect the two-for-one split of its common stock approved by its Board of Directors in November 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS 128) "Earnings Per Share," which the Company is required to adopt beginning in the third quarter of fiscal 1998. Under SFAS 128 primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded. Fully diluted earnings per share will be replaced with diluted earnings per share. The statement requires retroactive presentation of all earnings per share amounts. Following are pro forma disclosures of basic and diluted earnings per share as if the Company had applied SFAS 128 during the periods presented below:

                                                             THREE MONTH PERIOD
                                                                    ENDED
                                                            ---------------------
                                                            JUNE 30,     JUNE 30,
                                                              1997         1996
                                                            --------     --------
                Pro forma basic earnings per share........   $ 0.53       $ 0.17
                Pro forma diluted earnings per share......   $ 0.51       $ 0.16

 4. INCOME TAXES

     Income tax provisions for interim periods are based on estimated annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

5. ACQUISITIONS

     On April 9, 1996, the Company acquired certain assets and the ongoing business of Western Digital's Connectivity Solutions Group (CSG) for $33 million cash. CSG supplies silicon solutions for the SCSI disk drive market. Additionally, on June 28, 1996, the Company acquired certain technologies from Corel, Inc. for $12 million cash.

     The Company accounted for these acquisitions using the purchase method of accounting, and excluding the $26.5 million write-off of purchased in-process technology from these companies, the aggregate impact on the Company's results of operations for the quarter ended June 30, 1996 was not material.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired was based on independent appraisals and is summarized as follows (in thousands):

                Tangible assets....................................  $ 9,935
                In-process technology..............................   26,500
                Goodwill...........................................    8,444
                                                                     -------
                Assets acquired....................................  $44,879
                                                                     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                                     THREE MONTHS PERIOD
                                                                            ENDED
                                                                     -------------------
                                                                      JUNE        JUNE
                                                                       30,         30,
                                                                      1997        1996
                                                                     -------     -------
        Net revenues.............................................     100.0%      100.0%
        Cost of revenues.........................................      39.6        42.6
                                                                     ------      ------
        Gross margin.............................................      60.4        57.4
                                                                     ------      ------
        Operating expenses:
          Research and development...............................      14.4        13.8
          Selling, marketing and administrative..................      18.1        16.8
          Write-off of acquired in-process technology............        --        13.1
                                                                     ------      ------
                                                                       32.5        43.7
                                                                     ------      ------
        Income from operations...................................      27.9        13.7
        Interest income, net of interest expense.................       1.4         1.3
                                                                     ------      ------
        Income before provision for income taxes.................      29.3        15.0
        Provision for income taxes...............................       7.3         6.1
                                                                     ------      ------
        Net income...............................................      22.0%        8.9%
                                                                     ======      ======

     The first quarter of fiscal 1998 contained three additional business days compared to the corresponding quarter of the prior year. The additional days had no significant effect on the Company's results of operations.

NET REVENUES

     Net revenues increased 34% to $271 million for the first quarter of fiscal 1998 from $202 million for the corresponding quarter of fiscal 1997. This increase was primarily due to increased shipments of the Company's host adapters and proprietary integrated circuits (ICs) used in peripheral technology solutions. These increases reflect growth in the high-performance microcomputer markets, continued demand for SCSI in the client/server environment, and an increase in the use of diverse peripherals in microcomputer systems compared to the corresponding prior year period.

GROSS MARGIN

     The Company's gross margin for the first quarter of fiscal 1998 was 60% compared to 57% for the corresponding quarter of fiscal 1997. The increase in gross margin was primarily due to component cost reductions and increased manufacturing efficiencies. Gross margin was also favorably affected by increased shipments of the Company's higher margin SCSI host adapters.

OPERATING EXPENSES

     As a percentage of net revenues, expenditures for research and development remained at approximately 14% for both the first quarter of fiscal 1998 and for the corresponding quarter of fiscal 1997. In absolute dollars, spending for research and development increased 40% to $39 million for the first quarter of fiscal 1998 from $28 million for the corresponding prior year quarter. This increased spending is a result of the Company's ongoing commitment to invest in its core products as well as newer hardware and software including 1394/FireWire, Fibre Channel, and optical technologies.

     As a percentage of revenues, selling, marketing and administrative expenses increased to 18% for the first quarter of fiscal 1998 compared with 17% for the corresponding quarter of fiscal 1997. In absolute dollars, spending for selling, marketing and administrative expenses increased 45% to $49 million for the first quarter of fiscal 1998 from $34 million for the corresponding quarter of fiscal 1997. The increase in spending was primarily a result of increased staffing levels to support the Company's worldwide growth.

     During the first quarter of fiscal 1997, the Company acquired complementary businesses recorded under the purchase method of accounting, resulting in write-offs of acquired in-process technology of $26.5 million. During the first quarter of fiscal 1998, the Company did not complete any acquisitions.

INTEREST AND INCOME TAXES

     Interest income, net of interest expense, increased 46% to $3.9 million for the first quarter of fiscal 1998 from $2.7 million for the first quarter of fiscal 1997. The increase was primarily due to higher average cash and marketable securities balances as a result of proceeds received in connection with $230 million of Convertible Subordinated Notes that the Company issued in February 1997, offset by higher interest expense as a result of higher average outstanding debt balances.

     The Company recorded a provision for income taxes of $19.9 million for the first quarter of fiscal 1998 representing 25% of income before income taxes compared with 41% for the corresponding quarter of fiscal 1997. The 41% rate in the prior quarter was higher than the 25% rate primarily due to book write-offs of in-process technology which are not deductible for tax purposes. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES

     Net cash generated from operating activities for the first quarter of fiscal 1998 of $117 million was higher by $80 million compared to the $37 million generated in the corresponding quarter of fiscal 1997. This increase was primarily due to increased net income and two amounts totaling $25.7 million collected during the first quarter of fiscal 1998. The two amounts collected during the first quarter of fiscal 1998 comprised of a refund of a deposit totaling $14.7 million from Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") and $11 million received from Lucent Technologies, Inc. ("Lucent") under an agreement in which the Company sold equipment that it had previously purchased in connection with a separate agreement. The amounts from TSMC and Lucent had both been previously classified as prepaid expenses.

INVESTING ACTIVITIES

     Purchases of property and equipment of $37 million during the first quarter of fiscal 1998 included an investment of $11 million for land located in Irvine, California to provide for the Company's future growth and $8 million relating to the implementation of new information systems. The Company will begin utilizing its new information systems during the second quarter of fiscal 1998. During the first quarter of fiscal 1998, the Company continued to make various building and leasehold improvements to its facilities and to invest in equipment for product development and manufacturing to support increased demand for its products and future business requirements. During the first quarter of fiscal 1997, the Company paid a total of $45 million cash for the acquisition of Western Digital's Connectivity Solutions Group and certain technologies from Corel, Inc.

     The Company anticipates capital expenditures relating to property and equipment will total approximately $65 million for the remainder of fiscal 1998. The Company may also make investments in increased wafer fabrication capacity or for acquisitions of complimentary businesses, products, or technologies. During the first quarter of fiscal 1998 the Company continued to invest significant amounts of funds in marketable securities, consisting mainly of various tax advantaged U.S. government and municipal securities.

FINANCING ACTIVITIES

     During April 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a $35 million promissory note for the advance payments, which becomes due in two equal installments in January 1998 and June 1998. During the first quarter of fiscal 1997, the Company paid a short term note of $46 million due to TSMC in return for guaranteed future wafer capacity.

     During the first quarter of fiscal 1998 and fiscal 1997, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $12 million and $6 million, respectively.

     At June 30, 1997, the Company's principal sources of liquidity consisted of $640 million of cash, cash equivalents and marketable securities and an unsecured $17 million revolving line of credit which expires on December 31, 1998. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support its operations through fiscal 1998.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     Forward looking statements contained in this discussion and analysis, and which may from time to time be made by the Company and its representatives, are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Factors that may cause the Company's actual results in future periods to be materially different from statements made include, but are not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other business products and technologies and any associated charges to earnings. In addition, there are risks associated with dependence on the high-performance microcomputer market, the computer peripherals market, technological change, dependence on new products, dependence on wafer suppliers and other subcontractors, acquisitions, implementations of new information systems, competition, issues related to distributors, dependence on key personnel, international operations, intellectual property protection and disputes, the need for interoperability and volatility of stock price. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's 1997 Annual Report on Form 10-K for the year ended March 31, 1997.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
 10.1*     Option Agreement III between Adaptec Manufacturing (s) Pte., Ltd. and Taiwan
           Semiconductor Manufacturing Co., Ltd. dated April 21, 1997.
 27.1      Financial Data Schedule for the quarter ended June 30, 1997.

     No Reports on Form 8-K were filed during the quarter.
---------------

* Confidential treatment has been requested for portions of this agreement.

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

Date: August 7, 1997

                                                  /s/ ANDREW J. BROWN
                                          --------------------------------------
                                                     Andrew J. Brown,
                                               Vice President and Corporate
                                                        Controller
                                              (Principal Accounting Officer)

Date: August 7, 1997

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                  DESCRIPTION                                   PAGES
  ------    -----------------------------------------------------------------------  ------------
  10.1*     Option Agreement III between Adaptec Manufacturing(s) Pte., Ltd. and
            Taiwan Semiconductor Manufacturing Co., Ltd. dated April 21, 1997......
  27.1      Financial Data Schedule for the quarter ended June 30, 1997............

---------------

* Confidential treatment has been requested for portions of this agreement.