Form 10-Q
period 1997-09-30
ADAPTEC INC
filed 1997-11-12
CIK 709804

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                          COMMISSION FILE NO. 0-15071

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of common stock as of November 5, 1997 was 113,652,871.

This document consists of 12 pages, excluding exhibits, of which this is page 1.

================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        ------
                                PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Condensed Consolidated Statements of Operations.............................       3
          Condensed Consolidated Balance Sheets.......................................       4
          Condensed Consolidated Statements of Cash Flows.............................       5
          Notes To Condensed Consolidated Financial Statements........................     6-7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations:
          Results of Operations.......................................................     8-9
          Liquidity and Capital Resources.............................................    9-10
                                  PART II. OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders.........................      11
Item 6.   Exhibits and Reports on Form 8-K............................................      11
Signatures............................................................................      12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTH                SIX MONTH
                                                      PERIOD ENDED              PERIOD ENDED
                                                  ---------------------     ---------------------
                                                   SEPT.        SEPT.        SEPT.        SEPT.
                                                    30,          30,          30,          30,
                                                    1997         1996         1997         1996
                                                  --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................  $278,088     $215,043     $549,530     $417,057
Cost of revenues................................   104,530       92,550      212,024      178,596
                                                  --------     --------     --------     --------
Gross profit....................................   173,558      122,493      337,506      238,461
                                                  --------     --------     --------     --------
Operating expenses:
  Research and development......................    42,117       30,633       81,099       58,480
  Selling, marketing and administrative.........    53,228       35,936      102,507       69,860
  Write-off of acquired in-process technology
     and other..................................        --       42,405           --       68,905
                                                  --------     --------     --------     --------
Total operating expenses........................    95,345      108,974      183,606      197,245
                                                  --------     --------     --------     --------
Income from operations..........................    78,213       13,519      153,900       41,216
Interest income, net of interest expense........     5,412        2,266        9,310        4,933
                                                  --------     --------     --------     --------
Income before provision for income taxes........    83,625       15,785      163,210       46,149
Provision for income taxes......................    20,906       14,548       40,802       26,998
                                                  --------     --------     --------     --------
Net income......................................  $ 62,719     $  1,237     $122,408     $ 19,151
                                                  ========     ========     ========     ========

Net income per share............................  $   0.53     $   0.01     $   1.04     $   0.17
                                                  ========     ========     ========     ========
Weighted average common and common equivalent
  shares outstanding............................   119,051      113,640      118,030      112,508
                                                  ========     ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                     SEPTEMBER 30,     MARCH 31,
                                                                         1997             1997
                                                                     -------------     ----------
                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents........................................   $   256,605      $  318,075
  Marketable securities............................................       414,402         230,366
  Accounts receivable, net.........................................       160,644         132,571
  Inventories......................................................        49,574          53,184
  Prepaid expenses and other.......................................        76,441          83,752
                                                                        ---------       ---------
          Total current assets.....................................       957,666         817,948
Property and equipment, net........................................       183,887         141,599
Other assets.......................................................        97,077          83,947
                                                                        ---------       ---------
                                                                      $ 1,238,630      $1,043,494
                                                                        =========       =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................................   $     2,550      $    3,400
  Note payable.....................................................        35,280              --
  Accounts payable.................................................        50,724          52,400
  Accrued liabilities..............................................        83,551          68,519
                                                                        ---------       ---------
          Total current liabilities................................       172,105         124,319
                                                                        ---------       ---------
Convertible subordinated notes and long-term debt, net of current
  portion..........................................................       230,000         230,850
                                                                        ---------       ---------
Shareholders' equity:
  Common stock.....................................................       277,626         251,834
  Retained earnings................................................       558,899         436,491
                                                                        ---------       ---------
          Total shareholders' equity...............................       836,525         688,325
                                                                        ---------       ---------
                                                                      $ 1,238,630      $1,043,494
                                                                        =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        SIX MONTH PERIOD ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1997              1996
                                                                    -------------     -------------
                                                                            (IN THOUSANDS)
Net Cash Provided by Operating Activities.........................    $ 155,318         $  71,433
                                                                      ---------          --------

Cash Flows From Investing Activities:
Purchase of certain net assets in connection with acquisitions
  accounted for under the purchase method of accounting...........           --           (75,365)
Purchases of property and equipment...............................      (56,844)          (43,445)
(Purchases) sales of marketable securities........................     (184,036)           46,269
                                                                      ---------          --------
Net Cash Used for Investing Activities............................     (240,880)          (72,541)
                                                                      ---------          --------

Cash Flows From Financing Activities:
Payment of short-term note........................................           --           (46,200)
Proceeds from issuance of common stock............................       25,792            10,614
Principal payments on debt........................................       (1,700)           (1,700)
                                                                      ---------          --------
Net Cash Provided by (Used for) Financing Activities..............       24,092           (37,286)
                                                                      ---------          --------

Net Decrease in Cash and Cash Equivalents.........................      (61,470)          (38,394)

Cash and Cash Equivalents at Beginning of Period..................      318,075            91,211
                                                                      ---------          --------
Cash and Cash Equivalents at End of Period........................    $ 256,605         $  52,817
                                                                      =========          ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1997 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. For presentation purposes, the Company has indicated its second quarter as having ended on September 30, whereas in fact, the Company's second quarter of fiscal 1998 ended on October 3, 1997 and its second quarter of fiscal 1997 ended on September 27, 1996. The results of operations for the six month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

 2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                               SEPTEMBER 30,     MARCH 31,
                                                                   1997            1997
                                                               -------------     ---------
        Raw materials........................................     $11,209         $12,958
        Work in process......................................      19,540          14,370
        Finished goods.......................................      18,825          25,856
                                                                  -------         -------
                                                                  $49,574         $53,184
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

                                                      THREE MONTH PERIOD        SIX MONTH PERIOD ENDED
                                                             ENDED
                                                    -----------------------     -----------------------
                                                    SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                                      1997          1996          1997          1996
                                                    ---------     ---------     ---------     ---------
    Pro forma basic earnings per share............    $0.56         $0.01         $1.09         $0.18
    Pro forma diluted earnings per share..........    $0.52         $0.01         $1.03         $0.17

 4. INCOME TAXES

     Income tax provisions for interim periods are based on estimated annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

 5. ACQUISITIONS

     On April 9, 1996, the Company acquired, for $32 million cash, certain assets and the ongoing business of Western Digital's Connectivity Solutions Group (CSG), a supplier of silicon solutions for the SCSI disk drive market. On June 28, 1996, the Company acquired certain technologies from Corel, Inc. for $12 million cash. Included in these technologies was Corel's CD creator product for the CD-recordable software market. Additionally, on September 16, 1996, the Company acquired, for $31 million cash and $15 million in stock, Data Kinesis, Inc. (DKI), a developer of software for improving system performance in file management and RAID applications.

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

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired was based on independent appraisals and is summarized as follows (in thousands):

            Tangible assets............................................  $10,135
            In-process technology......................................   67,200
            Goodwill...................................................   14,370
                                                                         -------
            Assets acquired............................................  $91,705
                                                                         =======

     The tangible assets acquired were primarily comprised of inventory and fixed assets. Acquired in-process technology was written off in the periods in which the acquisitions were completed, and the goodwill is being amortized over respective benefit periods ranging from three to five years.

     On August 12, 1996, the Company completed its acquisition of Cogent Data Technologies, Inc. (Cogent), a provider of high-performance Fast Ethernet products for the networking market. The Company acquired all of the outstanding capital stock of Cogent in exchange for 1.3 million shares of its common stock. Additionally, the Company incurred $1.7 million in professional fees related to this acquisition which have been included in "write-off of acquired in-process technology and other." The Company has recorded this acquisition using the pooling method of accounting. Cogent's historical operations have not been material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations, all of which are not material to the Company have been combined with those of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                              THREE MONTH                  SIX MONTH
                                                             PERIOD ENDED                PERIOD ENDED
                                                        -----------------------     -----------------------
                                                        SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                                          1997          1996          1997          1996
                                                        ---------     ---------     ---------     ---------
Net revenues...........................................   100.0%        100.0%        100.0%        100.0%
Cost of revenues.......................................    37.6          43.0          38.6          42.8
                                                          -----         -----         -----         -----
Gross margin...........................................    62.4          57.0          61.4          57.2
                                                          -----         -----         -----         -----
Operating expenses:
  Research and development.............................    15.2          14.3          14.8          14.0
  Selling, marketing and administrative................    19.1          16.7          18.6          16.8
  Write-off of acquired in-process technology and
     other.............................................      --          19.7            --          16.5
                                                          -----         -----         -----         -----
                                                           34.3          50.7          33.4          47.3
                                                          -----         -----         -----         -----
Income from operations.................................    28.1           6.3          28.0           9.9
Interest income, net of interest expense...............     2.0           1.0           1.7           1.2
                                                          -----         -----         -----         -----
Income before provision for income taxes...............    30.1           7.3          29.7          11.1
Provision for income taxes.............................     7.5           6.7           7.4           6.5
                                                          -----         -----         -----         -----
Net income.............................................    22.6%          0.6%         22.3%          4.6%
                                                          =====         =====         =====         =====

NET REVENUES

     Net revenues were $278 million for the second quarter of fiscal 1998 and $550 million for the first half of fiscal 1998, representing increases of 29% and 32%, respectively, over the corresponding periods of fiscal 1997. This growth in net revenues was primarily attributable to increased shipments of the Company's host adapters and proprietary integrated circuits (ICs) used in peripheral technology solutions compared to the same periods a year ago. These increases reflect growth in the high-performance microcomputer markets, continued demand for SCSI in the client/server environment, the ongoing deployment of sophisticated operating systems, and an increase in the use of diverse peripherals in microcomputer systems compared to the corresponding prior year period.

GROSS MARGIN

     Gross margins for the second quarter and the first half of fiscal 1998 were 62% and 61%, respectively, compared to 57% for the three months ended September 30, 1996 and first half of fiscal 1997. The percentage increase is primarily due to the mix of products shipped, which included increased shipments of the Company's higher margin SCSI host adapters. Gross margin also increased due to the Company's continued focus on component cost reductions and on improving manufacturing efficiencies.

OPERATING EXPENSES

     As a percentage of net revenues, expenditures for research and development remained at approximately 15% for both the second quarter and first half of fiscal 1998 compared to 14% for the corresponding periods of fiscal 1997. In absolute dollars, spending for research and development increased 37% to $42 million for the second quarter of fiscal 1998 and 39% to $81 million for the first half of fiscal 1998. This increased spending is a result of the Company's ongoing commitment to invest in its core products as well as newer hardware and software products incorporating IEEE 1394, Fibre Channel, optical standards, and CD recordable software solutions.

     As a percentage of revenues, selling, marketing and administrative expenses was 19% for the second quarter and first half of fiscal 1998 compared with 17% for the corresponding periods of fiscal 1997. In absolute dollars, spending for selling, marketing and administrative expenses increased 48% to $53 million for the second quarter of fiscal 1998 and 47% to $103 million for the first half of fiscal 1998. The increase in spending was primarily a result of increased staffing levels to support the Company's worldwide growth and increased advertising and promotional programs.

     During the first half of fiscal 1997, the Company acquired complementary businesses recorded under the purchase method of accounting, resulting in write-offs of acquired in-process technology of $42 million and $67 million for the second quarter and first half of fiscal 1997, respectively. During the first half of fiscal 1998, the Company did not complete any acquisitions.

INTEREST AND INCOME TAXES

     Interest income, net of interest expense, increased 139% to $5.4 million for the second quarter of fiscal 1998 and 89% to $9.3 million for the first half of fiscal 1998. The increase was primarily due to higher average cash and marketable securities balances as a result of proceeds received in connection with $230 million of Convertible Subordinated Notes that the Company issued in February 1997, offset by higher interest expense as a result of higher average outstanding debt balances.

     The Company recorded a provision for income taxes of $20.9 million and $40.8 million for the second quarter and first half of fiscal 1998, respectively, representing 25% of income before income taxes compared with 92% and 59% for the corresponding periods in fiscal 1997. The rates in the prior fiscal year were higher than the 25% rate primarily due to book write-offs of acquired in-process technology which are not deductible for tax purposes. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES

     Net cash generated from operating activities for the first half of fiscal 1998 totaled $155 million compared to $71 million generated in the corresponding period of fiscal 1997. The increase is primarily attributable to net income for the first half of fiscal 1998 of $122 million compared with $19 million for the first half of fiscal 1997 reflecting the impact of a $67 million non-recurring write-off of acquired in-process technology. Operating cash flows for the first half of fiscal 1998 were also increased by the receipt of two amounts totaling $25.7 million that had been previously classified as prepaid expenses. These payments consisted of a refund of a deposit totaling $14.7 million from Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") and $11 million received from Lucent Technologies, Inc. ("Lucent") under an agreement in which the Company sold equipment that it had previously purchased in connection with a separate agreement.

  INVESTING ACTIVITIES

     Purchases of property and equipment of $57 million during the first half of fiscal 1998 included an investment of $11 million for land located in Irvine, California to provide for the Company's future growth and $16 million relating to the implementation of new information systems. During the first half of fiscal 1998 and 1997, the Company continued to make various building and leasehold improvements to its facilities and to invest in equipment for product development and manufacturing to support increased demand for its products and future business requirements. During the first half of fiscal 1997, the Company paid a total of $75 million cash for the acquisition of CSG, DKI, and certain technologies from Corel, Inc.

     The Company anticipates capital expenditures relating to property and equipment will total approximately $50 million for the remainder of fiscal 1998. The Company may also make investments in increased wafer fabrication capacity or for acquisitions of complimentary businesses, products, or technologies.

     During the first half of fiscal 1998 the Company continued to invest significant amounts of funds in marketable securities, consisting of various taxable and tax advantaged securities. During the corresponding period of fiscal 1997, the Company sold marketable securities to help fund its acquisitions.

  FINANCING ACTIVITIES

     During April 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a $35 million promissory note for the advance payments, which becomes due in two equal installments in January 1998 and June 1998. During the first half of fiscal 1997, the Company paid a short term note of $46 million due to TSMC in return for guaranteed future wafer capacity.

     During the first half of fiscal 1998 and fiscal 1997, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $26 million and $11 million, respectively.

     At September 30, 1997, the Company's principal sources of liquidity consisted of $671 million of cash, cash equivalents and marketable securities and an unsecured $17 million revolving line of credit which expires on December 31, 1998. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support its operations through fiscal 1998.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     Forward looking statements contained in this discussion and analysis, including statements related to anticipated capital expenditures and the sufficiency of the Company's capital resources, and which may from time to time be made by the Company and its representatives, are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Factors that may cause the Company's actual results in future periods to be materially different from statements made include, but are not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products and the timing of acquisitions of other business products and technologies and any associated charges to earnings. In addition, there are risks associated with dependence on the high-performance microcomputer market, the computer peripherals market, technological change, dependence on new products, dependence on wafer suppliers and other subcontractors, acquisitions, implementations of new information systems, competition, issues related to distributors, dependence on key personnel, international operations, intellectual property protection and disputes, the need for interoperability and volatility of stock price. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's 1997 Annual Report on Form 10-K for the year ended March 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of shareholders on August 21, 1997. Out of 112,308,577 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 99,203,017 shares. At the Annual meeting, the shareholders of the Company approved the following matters:

          (a) The election of Laurence B. Boucher, Carl J. Conti, John C. East, Robert J. Loarie, B. J. Moore, W. Ferrell Sanders, F. Grant Saviers and Philip E. White as directors of the Company for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

             Laurence B. Boucher, 99,081,579 votes cast for and 121,438 votes withheld; Carl J. Conti, 99,082,558 votes cast for and 120,459 votes withheld; John C. East, 99,085,700 votes cast for and 117,317 votes withheld; Robert J. Loarie, 99,086,425 votes cast for and 116,592 votes withheld; B.J. Moore 99,053,747 votes cast for and 149,270 votes withheld; W. Ferrell Sanders 99,091,302 votes cast for and 111,715 votes withheld; F. Grant Saviers, 99,085,381 votes cast for and 117,636 votes withheld, Phillip E. White 99,032,849 votes cast for and 170,168 votes withheld;

          (b) Approval of the change in the state of incorporation of the Company from the state of California to the state of Delaware. 62,849,248 votes were cast for approval; 21,896,296 votes were cast against; 125,028 votes abstained;

          (c) Approval of the form of indemnification agreement to be entered into between the Company and its directors and officers when the change in the Company's state of incorporation occurs. 98,463,130 votes were cast for approval; 574,923 votes were cast against; 164,964 votes were abstained;

          (d) Ratification of the appointment of Price Waterhouse LLP as independent public accountants of the Company for the fiscal year ending March 31, 1998. 99,099,264 votes were cast for approval; 30,999 votes were cast against and 72,754 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
27.1       Financial Data Schedule for the three months ended September 30, 1997.

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

Date: November 5, 1997
                                                  /s/ ANDREW J. BROWN

                                          --------------------------------------
                                                     Andrew J. Brown,
                                                    Vice-President and
                                                   Corporate Controller
                                              (Principal Accounting Officer)

Date: November 5, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
27.1       Financial Data Schedule for the three months ended September 30, 1997.