Form 10-Q
period 1997-12-31
ADAPTEC INC
filed 1998-02-13
CIK 709804

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                             Yes  [X]       No  [ ]

     The number of shares outstanding of the Company's common stock as of February 2, 1998 was 114,098,065.

     This document consists of 19 pages, excluding exhibits, of which this is page 1.

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       ------
  Part I. Financial Information
       Item 1. Financial Statements:
                Condensed Consolidated Statements of Operations......................       3
                Condensed Consolidated Balance Sheets................................       4
                Condensed Consolidated Statements of Cash Flows......................       5
                Notes To Condensed Consolidated Financial Statements.................     6-9
       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations:
                Results of Operations................................................   10-12
                Liquidity and Capital Resources......................................   12-13
                Factors affecting future operating results...........................   13-17
  Part II. Other Information
       Item 6. Exhibits and Reports on Form 8-K......................................      18
  Signatures.........................................................................      19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTH                   NINE MONTH
                                                       PERIOD ENDED                  PERIOD ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1997           1996           1997           1996
                                                ------------   ------------   ------------   ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net revenues.................................    $254,163       $251,703       $803,693       $668,760
 Cost of revenues.............................      95,304        103,139        307,328        281,735
                                                  --------       --------       --------       --------
 Gross profit.................................     158,859        148,564        496,365        387,025
                                                  --------       --------       --------       --------
 Operating expenses:
   Research and development...................      49,282         34,859        130,381         93,339
   Selling, marketing and administrative......      64,999         45,042        167,506        114,902
   Write-off of acquired in-process technology
      and other...............................          --         11,758             --         80,663
                                                  --------       --------       --------       --------
 Total operating expenses.....................     114,281         91,659        297,887        288,904
                                                  --------       --------       --------       --------
 Income from operations.......................      44,578         56,905        198,478         98,121
 Interest income, net of interest expense.....       6,349          2,460         15,659          7,393
                                                  --------       --------       --------       --------
 Income before provision for income taxes and
   cumulative effect of a change in accounting
   principle..................................      50,927         59,365        214,137        105,514
 Provision for income taxes...................      14,852         17,781         55,654         44,779
                                                  --------       --------       --------       --------
 Income before cumulative effect of a change
   in accounting principle....................      36,075         41,584        158,483         60,735
 Cumulative effect of a change in accounting
   principle, net of tax benefit..............       9,000             --          9,000             --
                                                  --------       --------       --------       --------
 Net income...................................    $ 27,075       $ 41,584       $149,483       $ 60,735
                                                  ========       ========       ========       ========
 Basic EPS
   Basic EPS before cumulative effect of a
      change in accounting principle..........    $   0.32       $   0.38       $   1.40       $   0.56
   Cumulative effect of a change in accounting
      principle...............................        0.08             --           0.08             --
                                                  --------       --------       --------       --------
   Basic EPS..................................    $   0.24       $   0.38       $   1.32       $   0.56
                                                  ========       ========       ========       ========
 Diluted EPS
   Diluted EPS before cumulative effect of a
      change in accounting principle..........    $   0.30       $   0.36       $   1.34       $   0.53
   Cumulative effect of a change in accounting
      principle...............................        0.07             --           0.07             --
                                                  --------       --------       --------       --------
   Diluted EPS................................    $   0.23       $   0.36       $   1.27       $   0.53
                                                  ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     DECEMBER 31,     MARCH 31,
                                                                         1997            1997
                                                                     ------------     ----------
                                                                           (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents........................................   $  146,715         318,075
  Marketable securities............................................      581,262         230,366
  Accounts receivable, net.........................................      144,776         123,303
  Inventories......................................................       61,617          53,184
  Prepaid expenses and other current assets........................       88,807          93,020
                                                                      ----------      ----------
          Total current assets.....................................    1,023,177         817,948
Property and equipment, net........................................      179,696         141,599
Other assets.......................................................       89,521          83,947
                                                                      ----------      ----------
                                                                      $1,292,394       1,043,494
                                                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................................   $    1,700           3,400
  Note payable.....................................................       35,280              --
  Accounts payable.................................................       57,633          52,400
  Accrued liabilities..............................................       96,336          68,519
                                                                      ----------      ----------
          Total current liabilities................................      190,949         124,319
                                                                      ----------      ----------
Convertible subordinated notes and long-term debt, net of current
  portion..........................................................      230,000         230,850
                                                                      ----------      ----------

Shareholders' equity:
  Common stock.....................................................      285,471         251,834
  Retained earnings................................................      585,974         436,491
                                                                      ----------      ----------
          Total shareholders' equity...............................      871,445         688,325
                                                                      ----------      ----------
                                                                      $1,292,394      $1,043,494
                                                                      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE-MONTH PERIOD ENDED
                                                                     -----------------------------
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1997             1996
                                                                     ------------     ------------
                                                                            (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................   $  222,013       $  164,811
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with acquisitions accounted for under the purchase method of accounting, net of
  cash acquired....................................................           --          (89,264)
Purchases of property and equipment................................      (73,564)         (54,280)
(Purchases) sales of marketable securities.........................     (350,896)           4,741
                                                                       ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES.............................     (424,460)        (138,803)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable............................................           --          (46,200)
Proceeds from issuance of common stock.............................       33,637           20,967
Principal payments on long-term debt...............................       (2,550)          (2,550)
                                                                       ---------        ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...............       31,087          (27,783)
                                                                       ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........................     (171,360)          (1,775)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................      318,075           91,211
                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $  146,715       $   89,436
                                                                       =========        =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1997 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. For presentation purposes, the Company has indicated its third quarter as having ended on December 31, whereas in fact, the Company's third quarter of fiscal 1998 ended on January 2, 1998 and its third quarter of fiscal 1997 ended on December 27, 1996. The results of operations for the nine month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

     Accounts Receivable: The Company maintains an allowance for bad debts based upon the expected collectibility of all trade accounts receivable. During the quarter ended December 31, 1997, the Company increased its allowance for bad debts by $4 million to reflect current business conditions in the disk drive industry.

     Other Assets: The Company periodically assesses whether there has been any impairment of other assets, including goodwill and minority investments, based on the estimated future cash flows of the acquired technology. During the quarter ended December 31, 1997, the Company recorded impairment losses totaling $5 million related to previously acquired technologies.

2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                               DECEMBER 31,     MARCH 31,
                                                                   1997           1997
                                                               ------------     ---------
        Raw materials........................................    $ 14,945        $12,958
        Work in process......................................      19,142         14,370
        Finished goods.......................................      27,530         25,856
                                                                  -------        -------
                                                                 $ 61,617        $53,184
                                                                  =======        =======

3. EARNINGS PER SHARE

     Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below.

                                        THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                            DECEMBER 31, 1997                         DECEMBER 31, 1996
                                 ---------------------------------------   ---------------------------------------
                                   INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 -----------   -------------   ---------   -----------   -------------   ---------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS
Net income available to common
  shareholders.................   $  27,075       113,666        $0.24       $41,584        110,555         0.38
                                                                 =====                                     =====
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents.......          --         6,189                         --          6,231
4.75% convertible subordinated
  notes........................       2,043         4,452                         --             --
                                   --------       -------                    -------        -------
DILUTED EPS
Net income available to common
  shareholders and assumed
  conversions..................   $  29,118       124,307        $0.23       $41,584        116,786        $0.36
                                   ========       =======        =====       =======        =======        =====

                                         NINE MONTH PERIOD ENDED                   NINE MONTH PERIOD ENDED
                                            DECEMBER 31, 1997                         DECEMBER 31, 1996
                                 ---------------------------------------   ---------------------------------------
                                   INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 -----------   -------------   ---------   -----------   -------------   ---------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC EPS
Net income available to common
  shareholders.................   $ 149,483       112,856        $1.32       $60,735        108,908        $0.56
                                                                 =====                                     =====
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents.......          --         5,611                         --          5,094
4.75% convertible subordinated
  notes........................       6,218         4,452                         --             --
                                   --------       -------                    -------        -------
DILUTED EPS
Net income available to common
  shareholders and assumed
  conversions..................   $ 155,701       122,919        $1.27       $60,735        114,002        $0.53
                                   ========       =======        =====       =======        =======        =====

     Options to purchase 631,000 shares of common stock were outstanding during the three and nine month periods ended December 31, 1997 but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. No options were excluded in the computations of diluted EPS for the three and nine month periods ended December 31, 1996 as there were no options with exercise prices greater than the average market price.

4. CHANGE IN ACCOUNTING POLICY FOR BUSINESS PROCESS REENGINEERING COSTS

     On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 97-13, "Accounting for costs incurred in connection with a consulting contract that combines business process reengineering and information technology transformation." EITF 97-13 requires that business process reengineering costs incurred in connection with an overall information technology transformation project be expensed as incurred. The transition provisions of EITF 97-13 require that companies that had previously capitalized such business process reengineering costs charge off any unamortized amounts as the cumulative effect of a change in accounting principle during the quarter which includes November 20, 1997. The cumulative effect of the change to the Company was to decrease net income by $9 million (net of tax benefit of $3 million).

     Pro forma amounts, assuming the new accounting principle was applied during all periods presented, follow with comparison to actual amounts reported.

                                                  THREE MONTH                       NINE MONTH
                                                 PERIOD ENDED                      PERIOD ENDED
                                          ---------------------------       ---------------------------
                                           DECEMBER        DECEMBER          DECEMBER        DECEMBER
                                              31,             31,               31,             31,
                                             1997            1996              1997            1996
                                          -----------     -----------       -----------     -----------
    Net income
      As reported.......................    $27,075         $41,584          $ 149,483        $60,735
      Pro forma.........................     36,075          39,884            155,803         56,860
    Basic EPS
      As reported.......................       0.24            0.38               1.32           0.56
      Pro forma.........................       0.32            0.36               1.38           0.52
    Diluted EPS
      As reported.......................       0.23            0.36               1.27           0.53
      Pro forma.........................       0.31            0.34               1.32           0.50

5. INCOME TAXES

     Income tax provisions for interim periods are based on estimated annual income tax rates. Generally, the Company's effective income tax rate has been 25%. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. Effective tax rates for periods presented are higher than 25% primarily because of book write-offs which are not deductible for tax purposes.

6. ACQUISITIONS

     On April 9, 1996, the Company acquired, for $33 million cash, certain assets and the ongoing business of Western Digital's Connectivity Solutions Group (CSG), a supplier of silicon solutions for the SCSI disk drive market. On June 28, 1996, the Company acquired certain technologies from Corel, Inc. for $12 million cash. Included in these technologies was Corel's CD Creator product for the CD-recordable software market. On September 16, 1996, the Company acquired, for $32 million cash and $15 million in stock, Data Kinesis, Inc.
(DKI), a developer of software for improving system performance in file management and RAID applications. Additionally, on November 15, 1996, the Company acquired for $14 million cash, Sigmax Technology, Inc. (Sigmax), a developer of CD-Rom controllers for ATAPI CD-Rom drives.

     The Company accounted for these acquisitions using the purchase method of accounting, and excluding the $79 million write-off of purchased in-process technology from these companies, the aggregate impact on the Company's results of operations from the acquisition date was not material.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired was based on independent appraisals and is summarized as follows (in millions):

            Tangible assets...............................................  $ 10
            In-process technology.........................................    79
            Goodwill......................................................    17
                                                                            ----
            Assets acquired...............................................  $106
                                                                            ====

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

7. SUBSEQUENT EVENTS

     On January 20, 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to 10 million shares of its Common Stock from time to time in the open market.

     On January 21, 1998, a class action lawsuit alleging federal securities violations was filed against the Company and certain of its directors and officers. Management believes that the lawsuit is without merit and that the outcome of the lawsuit will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                    THREE MONTH                     NINE MONTH
                                                   PERIOD ENDED                    PERIOD ENDED
                                            ---------------------------     ---------------------------
                                             DECEMBER        DECEMBER        DECEMBER        DECEMBER
                                                31,             31,             31,             31,
                                               1997            1997            1997            1997
                                            -----------     -----------     -----------     -----------
Net revenues..............................     100.0%          100.0%          100.0%          100.0%
Cost of revenues..........................      37.5            41.0            38.2            42.1
                                               -----           -----           -----           -----
Gross profit..............................      62.5            59.0            61.8            57.9
                                               -----           -----           -----           -----
Operating expenses:
  Research and development................      19.4            13.8            16.2            14.0
  Selling, marketing and administrative...      25.6            17.9            20.9            17.1
  Write-off of acquired in-process
     technology and other.................        --             4.7              --            12.1
                                               -----           -----           -----           -----
                                                45.0            36.4            37.1            43.2
                                               -----           -----           -----           -----
Income from operations....................      17.5            22.6            24.7            14.7
Interest income, net......................       2.5             1.0             1.9             1.1
                                               -----           -----           -----           -----
Income before provision for income taxes
  and cumulative effect of a change in
  accounting principle....................      20.0            23.6            26.6            15.8
Provision for income taxes................       5.8             7.1             6.9             6.7
                                               -----           -----           -----           -----
Income before cumulative effect of a
  change in accounting principle..........      14.2            16.5            19.7             9.1
Cumulative effect of a change in
  accounting principle, net of tax
  benefit.................................       3.5              --             1.1              --
                                               -----           -----           -----           -----
Net income................................      10.7%           16.5%           18.6%            9.1%
                                               =====           =====           =====           =====

  Net Revenues

     Net revenues were $254 million for the third quarter of fiscal 1998 compared with $252 million for the corresponding quarter of fiscal 1997. Net revenues for the first nine months of fiscal 1998 were $804 million, representing an increase of 20% over the corresponding period for fiscal 1997. The growth in net revenues on a year to date basis was primarily attributable to increased shipments of the Company's host adapters and proprietary integrated circuits (ICs) used in peripheral technology solutions compared to the same periods a year ago. These increases reflect growth in the high-performance microcomputer markets, continued demand for SCSI in the client/server environment, the ongoing deployment of sophisticated operating systems, and an increase in the use of diverse peripherals in microcomputer systems compared to the corresponding prior year period.

  Gross Margin

     Gross margins for the third quarter and the first nine months of fiscal 1998 were 63% and 62%, respectively, compared to 59% and 58% for the three months ended December 31, 1996 and first nine months of fiscal 1997, respectively. The percentage increase is primarily due to the mix of products shipped, which included increased shipments of the Company's higher margin SCSI host adapters. Gross margins also increased due to the Company's continued focus on component cost reductions and on improving manufacturing efficiencies.

  Operating Expenses

     As a percentage of net revenues, expenditures for research and development increased to 19% and 16% for the third quarter and first nine months of fiscal 1998 compared to 14% for the corresponding periods of fiscal 1997. In absolute dollars, spending for research and development increased 41% to $49 million for the third quarter of fiscal 1998 and 40% to $130 million for the first nine months of fiscal 1998. The increase in spending is primarily due to the Company's increased staffing levels reflecting its ongoing commitment to invest in its core products, as well as having invested in newer hardware and software products incorporating IEEE 1394, Fibre Channel, file array, and CD recordable software solutions.

     As a percentage of revenues, selling, marketing and administrative expenses was 26% and 21% for the third quarter and first nine months of fiscal 1998, respectively, compared with 18% and 17% for the corresponding periods of fiscal 1997. In absolute dollars, spending for selling, marketing and administrative expenses increased 44% to $65 million for the third quarter of fiscal 1998 and 46% to $168 million for the first nine months of fiscal 1998. The increase in spending was primarily a result of increased staffing levels to support the Company's worldwide growth and increased advertising and promotional programs. In addition, the Company increased its allowance for bad debts by $4 million to reflect current business conditions in the disk drive industry.

     During the first nine months of fiscal 1997, the Company acquired complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $79 million. During the first nine months of fiscal 1998, the Company did not complete any acquisitions.

  Interest and Income Taxes

     Interest income, net of interest expense, increased 158% to $6 million for the third quarter of fiscal 1998 and 112% to $16 million for the first nine months of fiscal 1998. The increase was primarily due to higher average cash and marketable securities balances as a result of proceeds received in connection with $230 million of Convertible Subordinated Notes that the Company issued in February 1997, offset by higher interest expense as a result of higher average outstanding debt balances.

     Generally, the Company's effective tax rate has been 25%. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The Company recorded a provision for income taxes of $15 million and $56 million, representing 29% and 26% of income before income taxes and cumulative effect of a change in accounting principle for the third quarter and first nine months of fiscal 1998, respectively, compared with 30% and 42% for the corresponding periods in fiscal 1997. The effective tax rates for the third quarter and first nine months of fiscal 1998 were higher than 25% primarily as a result of book write-offs which are not deductible for tax purposes. Excluding the effect of these write-offs, the Company's effective tax rate was 25% for both the third quarter and first nine months of fiscal 1998. The effective tax rates in the prior fiscal year were higher than the 25% rate primarily due to book write-offs of acquired in-process technology which are not deductible for tax purposes.

  Change in Accounting Policy

     EITF 97-13 was issued in November 1997 and requires that business process reengineering costs be expensed as incurred. The transition provisions of EITF 97-13 require that companies that had previously capitalized such business process reengineering costs charge off any unamortized amounts as the cumulative effect of a change in accounting principle. The cumulative effect of the change to the Company was to decrease net income by $9 million.

  Year 2000

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The

Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. The Company could also be impacted by the redirection of corporate management information system budgets towards resolving the Year 2000 issue and this could lower the demand for the Company's products if corporate buyers defer purchases of high-end business PCs.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash generated from operating activities for the first nine months of fiscal 1998 totaled $222 million compared to $165 million generated in the corresponding period of fiscal 1997. The increase is primarily attributable to net income for the first nine months of fiscal 1998 of $150 million compared with $61 million for the first nine months of fiscal 1997 reflecting the impact of a $79 million non-recurring write-off of acquired in-process technology in fiscal 1997. Operating cash flows for the first nine months of fiscal 1998 were also increased by the receipt of two amounts totaling $26 million. These amounts consisted of a refund of a deposit totaling $15 million from Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") and $11 million received from Lucent Technologies, Inc. ("Lucent") under an agreement in which the Company sold equipment that it had previously purchased in connection with a separate agreement.

  Investing Activities

     Purchases of property and equipment of $74 million during the first nine months of fiscal 1998 included an investment of $11 million for land located in Irvine, California to provide for the Company's future growth and $17 million relating to the implementation of new information systems. During the first nine months of fiscal 1998 and 1997, the Company continued to make various building and leasehold improvements to its facilities and to invest in equipment for product development and manufacturing to support increased demand for its products and future business requirements. During the first nine months of fiscal 1997, the Company acquired CSG, certain technologies from Corel, Inc, DKI and Sigmax for an aggregate purchase price of $106 million in cash and stock.

     The Company anticipates capital expenditures relating to property and equipment will total approximately $15 million for the remainder of fiscal 1998. The Company may also make investments in increased wafer fabrication capacity or for acquisitions of complimentary businesses, products, or technologies.

     During the first nine months of fiscal 1998, the Company continued to invest significant amounts of funds in marketable securities, consisting of various taxable and tax advantaged securities. During the corresponding period of fiscal 1997, the Company sold marketable securities to help fund its acquisitions.

  Financing Activities

     During April 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a $35 million promissory note for the advance payments, which becomes due in two equal installments in January 1998 and June 1998. During the first nine months of fiscal 1997, the Company paid a $46 million note payable due to TSMC in return for guaranteed future wafer capacity.

     During the first nine months of fiscal 1998 and fiscal 1997, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $34 million and $21 million, respectively.

     At December 31, 1997, the Company's principal sources of liquidity consisted of $728 million of cash, cash equivalents and marketable securities and an unsecured $17 million revolving line of credit which expires on December 31, 1998. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity, debt and equipment financing, will be sufficient to support its operations through fiscal 1999.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Statements in this discussion and analysis contain forward looking information and involve risks and uncertainties which may cause the Company's actual results in future periods to be materially different from any future performance that might be inferred from such forward looking statements. In addition, the Company and its representatives may from time to time make forward-looking statements, and the following are important factors that could cause actual results to differ materially from those suggested in such forward-looking statements.

     Future Operating Results Subject to Fluctuation. The Company's operating results may fluctuate in the future as a result of a wide variety of factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, shifts in corporate buying patterns, product obsolescence, increased competition and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. Additionally, the Company has historically operated with a relatively small backlog, especially relating to orders of its board-based I/O solutions. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and over the long term intends to continue to increase operating expenditures and working capital balances as it expands its operations. As a result of the difficulty of forecasting revenues and the Company's planned growth in spending, operating expenses could be disproportionately high for a given quarter, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected. Operating results in any particular quarter which do not meet the expectations of securities analysts could cause volatility in the price of the Company's Common Stock.

     Certain Risks Associated with the High-Performance Microcomputer
Market. The Company's board-based I/O solutions are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems that support client/server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. Should the growth of demand for such systems slow, the Company's business or operating results could be materially adversely affected by a decline in demand for the Company's products.

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

     Reliance on Industry Standards, Technological Change, Dependence on New Products. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, Ultra2 SCSI, PCI, RAID, Fibre Channel, ATM, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected.

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

     Additionally, the Company relies on subcontractors for the assembly and packaging of the ICs included in its products. The Company has no long-term agreements with its assembly and packaging subcontractors. In addition, the Company is increasingly using board subcontractors to better balance production runs and capacity. There can be no assurance that such subcontractors will continue to be able and willing to meet the Company's requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse effect on the Company's business or operating results.

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

     Certain Risks Associated with Implementation of New Information
Systems. The Company has implemented new information systems in its operations in the United States and Singapore and is in the process of implementing new information systems in its operations in Europe and Japan to enhance its current and future business processes worldwide. There can be no assurance that the Company will successfully implement these new systems on a worldwide basis efficiently and in a timely manner. Problems with installation or utilization of the new systems could cause substantial difficulties in operations, financial reporting and management and thus could have a material adverse effect on the Company's business or operating results.

     Year 2000 Issues. Many computer systems were not designed to handle any dates beyond the year 1999 and therefore, computer systems will need to be modified prior to Year 2000 to remain functional. Since the Company has recently implemented new information systems it does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company could also be impacted by the redirection of corporate management information system budgets towards resolving the Year 2000 issue and this could lower the demand for the Company's products if corporate buyers defer purchases of high-end business PCs.

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

     Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the design enhancements and manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business or operating results.

     Certain Risks Associated with International Operations. The Company's manufacturing facility and various subcontractors it utilizes from time to time are located primarily in Asia. Additionally, the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs, and freight rates. The Company may use forward exchange contracts to manage any exposure associated with certain foreign currency denominated commitments. In addition, because the Company's principal wafer supplier, TSMC, is located in Taiwan, the Company is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China.

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

     Natural Disasters. The Company's corporate headquarters are located near major earthquake faults. Any damage to the Company's information systems caused as a result of an earthquake, fire, El Nino related floods or any other natural disasters could have a material adverse effect on the Company's business, results of operations and financial condition.

     Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance such as those recently evidenced by the financial turmoil in Asia. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

        EXHIBIT
        NUMBER                                   DESCRIPTION
        ------   ----------------------------------------------------------------------------
         10.1    Amendment Ten to the Revolving Credit Loan Agreement dated June 3, 1992 between the Registrant and Comerica Bank-California expiring December 31,
                 1998.
         10.2    Amendment Five to the Term Loan Agreement dated June 24, 1992 between the
                 Registrant and Comerica Bank-California (formerly the Plaza Bank of
                 Commerce) expiring June 30, 1998.
         27.1    Financial Data Schedule for the three months ended December 31, 1997.

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

Date: February 2, 1998

                                          /s/ ANDREW J. BROWN

                                          --------------------------------------
                                          Andrew J. Brown, Vice-President and
                                          Corporate Controller
                                          (Principal Accounting Officer)

Date: February 2, 1998