Form 10-K
period 1998-03-31
ADAPTEC INC
filed 1998-06-26
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended March 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

        Commission File Number                 000-15071

                                  ADAPTEC, INC.
             (exact name of Registrant as specified in its charter)

              DELAWARE                                  94-2748530
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

                          Common Stock, $.001 Par Value
                         Preferred Share Purchase Rights
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes [X]    No [ ]

        Based on the closing sale price of the Common Stock on the Nasdaq National Market System on June 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,650,641,230. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 114,319,660 at June 1, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts I, II and IV incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended March 31, 1998.

        Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 20, 1998.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

Adaptec is a leading supplier of bandwidth management solutions that significantly enhance total system performance by increasing the data transfer rates between personal computers ("PCs"), servers, peripherals, and networks. The Company's products include host adapters, which are primarily based on the small computer system interface ("SCSI") standard, network products, CD recordable software solutions, peripheral technology solutions, consisting primarily of application specific integrated circuit ("ASIC") controllers for hard disk and CD-ROM drives, and storage system solutions that incorporate RAID and Fibre Channel technologies.

Adaptec provides its customers with complete solutions, consisting of hardware, software, and firmware, which are incorporated into the products of substantially all of the major Intel-based PC and server manufacturers worldwide. Many of these solutions are based on the SCSI standard which has become an important industry standard I/O bus specification for high-performance systems. SCSI allows the "intelligent" transfer of data between computers, peripherals, and networks by enabling multitasking and by offloading the system CPU from I/O management.

The increase in the usage of data has created the need for solutions involving increasing amounts of data storage as well as new high-capacity peripheral devices. Virtually every microcomputer is shipped with mass storage peripherals such as hard disk drives and CD-ROMs. Each peripheral requires an ASIC controller to manage the operations of that peripheral and to interface with the system bus. Recently, new peripherals, such as CD-ROMs and removable storage devices, have been increasingly used alongside hard disks to provide additional storage capacity. In addition, the increasing need for mass storage is also driving the need for controller solutions that can support multi-gigabyte drives in both desktop and server systems.

Adaptec also supports emerging high-performance solutions, such as Fibre Channel and microprocessor based RAID. Fibre Channel is a bus technology targeted for applications with very high-capacity I/O demands over long distances, which offers unique capabilities in the clustering and very high end multi-processor server environments. Fibre Channel has fostered the idea of a "storage area network" where a Fibre Channel network exists independently of a local area network (LAN). The storage area network moves data between storage devices and servers while the LAN moves data between clients and servers. RAID is an acronym for Redundant Array of Inexpensive (or Independent) Disks. A microprocessor RAID array is a collection of drives which collectively act as a single storage system, which can tolerate the failure of a drive without losing data and which can operate independently of each other. RAID offloads overhead from the main CPU allowing for enhanced system performance.

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

Host Interface Solutions

The Company's host interface solutions, which include SCSI host adapters and related firmware and software, meet the demanding I/O and connectivity requirements of enterprise servers, high-performance desktop and portable computers, and technical workstations across all important microprocessor-based platforms.

The Company's host interface products, which incorporate the Company's proprietary single chip architectures and related software products including CD recordable solutions, provide customers comprehensive I/O solutions in the markets it serves. Ultra2SCSI products include PCI Ultra2 solutions for workstation applications such as CAD/CAM, financial analysis and desktop publishing. Internal RAID solutions include RAID option cards for motherboards equipped with a RAIDport II slot and PCI-to-Ultra SCSI Array Adapters. The Company provides bus mastering, SCSI host adapters that manage all I/O processing activity, thereby freeing the CPU to perform other operations. The Company offers these host adapters across all ranges of bus architectures including PCI, Fibre Channel, ISA, EISA, and PCMCIA as well as for previous generations of the SCSI standard. The Company also provides non-bus mastering host adapters that provide standardized SCSI connectivity between the CPU and its peripherals. To expand further the market for its products, the Company continues to develop and market I/O solutions meeting specific original equipment manufacturer ("OEM") requirements and turnkey kits for the distributor channels. These kits include a SCSI host adapter and related software that enable end-users to more readily connect SCSI peripherals to their microcomputer.

The Company has undertaken numerous initiatives to increase the accessibility, ease of use, and versatility of the SCSI standard. Advanced SCSI programming interface ("ASPI"), an industry standard developed by the Company, enables users to integrate high-performance SCSI peripherals with microcomputers using popular operating systems, such as Windows 95, Windows NT, NetWare, OS/2, and UNIX. In addition, the Company is engaged in strategic relationships with leading operating system vendors, such as IBM, Microsoft, and Novell, resulting in joint development projects to embed the Company's software within their operating systems. The Company has several software utilities such as Adaptec EZ-SCSI and SCSIselect products, which simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company also provides networking products such as Fast Ethernet adapters and Duralink software.

Semiconductor Solutions

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

The Company's semiconductor solutions include SCSI and enhanced integrated device electronic ("EIDE") programmable storage controllers and single-chip SCSI host adapters. All of the Company's IC products are developed using advanced design technologies to meet market requirements for higher levels of physical integration, increased functionality, and performance. The Company's programmable SCSI and EIDE storage controllers are typically configured to address specific customer requirements in the mass storage market and are used primarily in high-capacity hard disk drives. The Company's SCSI host adapter ICs incorporate similar technology and are used by system manufacturers to embed SCSI on the system motherboard.

Storage System Solutions

The Company's storage system solutions include RAID for external storage, primarily in the NT server market, and Fibre Channel solutions. RAID for external storage includes external RAID controller boards and external RAID "canisters". External RAID controller boards are sold to OEMs for integration into their external storage subsystems. Canisters are sold primarily to VARs and resellers through the distribution channel for integration into RAID storage subsystems.

The Company's Fibre Channel products include PCI-to-Fibre Channel host adapters which bring Fibre Channel peripheral attachment and clustering interconnection to 32-bit/64-bit PCI workstations and servers. These PCI-to-Fibre Channel host adapters are compatible with a wide range of hardware platforms, operating systems and peripherals and are sold directly to OEMs and through distribution with kitted solutions.

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

The Company intends to continue to leverage its technical expertise and product innovation capabilities to address I/O solutions across a broad range of users and platforms. The Company has invested significant resources to develop its core products as well as newer hardware and software solutions including CD-R, Fibre Channel, File Array, RAID and external storage. The Company is currently evaluating the stage of development and market potential of various of these technologies and, as a result of its recent financial performance, may decide to curtail or terminate its development efforts in certain areas.

Approximately 28% of the Company's employees are engaged in research and development, of whom approximately 50% are engaged in software development. In fiscal 1998, 1997, and 1996, the Company spent approximately $173 million (17% of net revenues), $129 million (14% of net revenues) and $88 million (13% of net revenues), respectively, for research and development.

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

The Company's OEM customers include Acer, Compaq Computer, DEC, Dell Computer Corporation, Fujitsu, Gateway 2000, Hewlett-Packard Company, IBM Corporation, Intel Corporation, Samsung, Siemens Nixdorf, Silicon Graphics, Toshiba America, and Western Digital. The Company's major distributors include Actebis, CHS Electronics, Computer 2000, Gates/Arrow, Globelle, Ingram Micro, Metrologie, Merisel, Nissho, and Tech Data. In fiscal 1998 and 1997, no customer accounted for more than 10% of the Company's net revenues. In fiscal 1996, sales to one distributor represented 10% of the Company's net revenues.

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

International net revenues accounted for approximately 60%, 61%, and 56% of net revenues in fiscal 1998, 1997, and 1996, respectively. Sales of the Company's products internationally are subject to certain risks common to all export activities, such as governmental regulation and the risk of imposition of tariffs or other trade barriers. Sales to customers are denominated in U.S. dollars.

COMPETITION

In the host adapter market, the Company competes with a number of host adapter manufacturers. The Company's competitive strategy is to continue to leverage its technical leadership and concentrate on the most technology-intensive solutions. To address the competitive nature of the business the Company designs advanced features into its products, with particular emphasis on data transfer rates, software-defined features, and compatibility with major operating systems and most peripherals. The Company believes the principal competitive factors in this market are performance, a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments, product features, brand awareness, financial resources, and technical and administrative support. The Company believes that it presently competes favorably with respect to each of these factors.

As the Company enters the market for storage systems solutions, it expects to experience significant competition from both existing competitors and additional companies that may enter this market. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company.

The Company's principal competitors for semiconductor solutions in the mass storage market are captive suppliers, Texas Instruments and Cirrus Logic, Inc. The Company believes that its competitive strengths in the mass storage market include its systems level expertise, integrated circuit design capability, and substantial experience in I/O applications. The Company believes the principal competitive factors in achieving design wins are performance, product features, price, quality, and technical and administrative support. The Company believes that it presently competes favorably with respect to each of these factors.

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and competitive price pressures. The Company's competitors continue to introduce products with improved performance characteristics, and its customers continue to develop new applications. As the Company has continued to broaden its bandwidth management product offerings into the desktop and server environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. The Company will have to continue to develop and market appropriate products to remain competitive. The Company believes one of the factors in its competitive success is its continued commitment of resources to research and development.

BACKLOG

At March 31, 1998, the Company's backlog was approximately $61 million compared with $154 million at March 31, 1997. The Company believes that the trend to lower priced PCs for mainstream corporate desktop applications, the turbulent disk drive market and the recent instability in the Asian markets are, among other things, factors which may have contributed to the decrease in the backlog. However, backlog levels may also vary with product availability, delivery lead times and customer order delays, changes or cancellations. Accordingly, the Company's backlog as of any particular date may not necessarily be a reliable indicator of future operating results.

MANUFACTURING

The Company's Singapore manufacturing facility produces and tests high volume host adapter products. The Singapore facility has earned ISO 9001 certification, a stringent quality standard that has become a requirement for doing business globally. Since establishing this facility in Singapore in 1988, the Company has experienced lower costs, shorter manufacturing cycle times, and improved service to customers. The Company's products make extensive use of standard logic, printed circuit boards, and random access memory from several outside suppliers in addition to the Company's custom designed integrated circuits. Additionally, during fiscal 1998, to ensure availability of low cost manufacturing capacity for certain product lines, the Company's Singapore plant continued to develop relationships with major local subcontracting manufacturers by consigning certain production equipment to the subcontractors.

All semiconductor wafers used in manufacturing the Company's products are processed to its specifications by outside suppliers and internally tested by the Company. The Company has secured capacity through agreements with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") that ensure availability of a portion of the Company's wafer capacity for both current and future technologies for which the Company has made advance payments. The Company also purchases wafers from SGS-Thompson Microelectronics and Seiko Epson.

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

EMPLOYEES

At March 31, 1998, the Company had 3,276 employees. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand.

EXECUTIVE OFFICERS

The following sets forth certain information with regard to executive officers of Adaptec as of June 23, 1998 except that ages are as of March 31, 1998:

F. Grant Saviers (age 53) has served as Chairman and Chief Executive Officer of Adaptec since May 1998. Mr. Saviers served as Chairman, Chief Executive Officer and President between August 1997 and May 1998 and as President and Chief Executive Officer between July 1995 and August 1997. Mr. Saviers joined Adaptec as Chief Operating Officer in August 1992. Prior to joining Adaptec, Mr. Saviers was employed with Digital Equipment Corporation, last serving as Vice President of its personal computer systems and peripherals operation.

Robert N. Graham (age 58) has served as President, Storage Systems since May 1998. From 1997 to 1998, Mr. Graham was Chairman, Chief Executive Officer and President of Ridge Technologies, Inc. From 1994 to 1997, he was a director and Chief Operating Officer of Manufacturers' Services, Inc. From 1991 to 1994, he was the General Manager of the Sun Microelectronics Division of Sun Microsystems.

Robert N. Stephens (age 52) has served as President, Host Interface Solutions since May 1998. Mr. Stephens joined Adaptec as Chief Operating Officer in November 1995. From 1993 to 1995, he founded and served as Chairman for Power I/O Corporation. From 1990 to 1993, Mr. Stephens held the position of President and CEO of Emulex Corporation.

Andrew J. Brown (age 38) has served as Vice President since November 1996, and as Corporate Controller and Principal Accounting Officer since May 1994. From July 1988 to April 1994 he served in various financial roles with the Company.

Richard J. Clayton (age 57) has served as Vice President and General Manager since May 1996. From October 1995 until February 1996 he served as Vice President of AVID Technology Corp. and from January 1984 until February 1996 he served as Vice President of Thinking Machines Corp.

Michael G. Fisher (age 39) has served as Vice President and General Manager since November 1994. Between May 1994 and October 1994 he held the position of General Manager, Mass Storage Electronics Product Group. Before then, Mr. Fisher held the position of Director of Hard Disk Drive Products at Exar Corporation from November 1990 until April 1994.

Paul G. Hansen (age 50), a certified public accountant, has served as Vice President of Finance and Chief Financial Officer since January 1988. From March 1984 to December 1987 he served in various financial roles with the Company.

E. J. Tim Harris (age 50) has served as Vice President of Administration since December 1996. From January 1984 to November 1996, he served in various positions at Novell, Inc. most recently as Senior Vice President, Human Resources.

Sam Kazarian (age 55) has served as Vice President of Operations since May 1990.

James M. McCluney (age 46) has served as Vice President since May 1998. From October 1997 to May 1998 he was Senior Vice President, Wordwide Operations, at Apple Computer. From 1980 to October 1997, he served in various positions at Digital Equipment Corporation, most recently as Vice President of Worldwide Logistics.

Michael A. Ofstedahl (age 38) has served as Vice President, Worldwide Sales, since February 1998. From January 1996 to February 1998, Mr. Ofstedahl was Vice President of Sales for Chromatic Research, Inc. and from April, 1993 to January, 1996, he was Vice President, Strategic Accounts, at Adaptec. Prior to that, he served as Senior Vice-President, Sales and Marketing, for Vitarel Microelectronics, Inc.

Christopher G. O'Meara (age 40) has served as Vice President since July 1992 and as Treasurer since April 1989.

Henry P. Massey (age 58) has served as Secretary since November 1989. For more than the last five years, Mr. Massey has been a practicing lawyer and a member of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm and general outside counsel to the Company.

TERMINATION OF SYMBIOS ACQUISITION

In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc. ("Symbios"), a wholly owned subsidiary of Hyundai Electronics America ("Hyundai") for approximately $768 million. Symbios is a supplier of SCSI devices, OEM storage systems and ASIC solutions. On June 25, 1998, Adaptec and Hyundai announced that they had mutually agreed to terminate the transaction. Adaptec expects to take a charge of approximately $20 million in the first quarter of fiscal 1999 in connection with the transaction.

FOREIGN AND DOMESTIC OPERATIONS

Incorporated by reference from information under the caption " Note 10. Segment Information" in the Notes to Consolidated Financial Statements on pages B21 and B22 of the Annual Report to Stockholders for the fiscal year ended March 31, 1998.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Results of Operations and Financial Condition which is incorporated by reference from the Company's Annual Report includes statements relating to expected sales growth, anticipated operating expenditures and anticipated capital expenditures. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

Future Operating Results Subject to Fluctuation. In the second half of fiscal 1998, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, economic instability in Asia and turbulence in the computer disk drive industry. In the future, the Company's operating results may fluctuate as a result of these factors and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its host interface solutions and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short term, if revenues do not meet the Company's expectations, as happened in the fourth quarter of fiscal 1998, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter which do not meet the expectations of securities analysts are likely to cause volatility in the price of the Company's Common Stock.

Certain Risks Associated with the High-Performance Microcomputer Market. The Company's host interface solutions are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems that support client/server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. During the second half of fiscal 1998, the demand for such systems slowed as more businesses chose to use relatively inexpensive PC's for desktop applications and information technology managers shifted resources toward resolving Year 2000 problems and investing in network infrastructure. Should demand for such systems continue to slow, the Company's business or operating results could be materially adversely affected by a resulting decline in demand for the Company's products.

Certain Risks Associated with the Computer Peripherals Market. As a supplier of controller circuits to manufacturers of computer peripherals such as disk drives and other storage devices, a portion of the Company's business is dependent on the overall market for computer peripherals. This market, which itself is dependent on the market for personal computers, has historically been characterized by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the computer peripherals industry from time to time experience large and sudden fluctuations in demand for their products as their customers adjust to changing conditions in their markets. If these fluctuations are not accurately anticipated, as happened in the second half of fiscal 1998, such suppliers, including the Company, could produce excessive or insufficient inventories of various components which could materially and adversely affect the Company's business and operating results. The computer peripherals industry is also characterized by intense price-competition, which in turn creates pricing pressures on the suppliers to that industry. If the Company is unable to correspondingly decrease its manufacturing or component costs, such pricing pressures could have a material adverse effect on the Company's business or operating results.

Reliance on Industry Standards, Technological Change, Dependence on New Products. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, Ultra2 SCSI, PCI, RAID, Fibre Channel, ATM, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected. For example, the Company believes that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have recently started to adversely affect the sales of the Company's products and may adversely affect the Company's future sales.

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

Certain Risks Associated With Acquisitions. Since the beginning of fiscal 1996, the Company has completed the acquisition of 13 complementary companies and businesses. As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

Certain Risks Associated with Implementation and Utilization of New Information Systems. The Company has recently implemented new information systems in its operations in the United States, Singapore and Europe and will implement new information systems in its operations in Japan. There can be no assurance that the Company will successfully implement and utilize these new systems efficiently and in a timely manner. Problems with installation or utilization of the new systems could cause substantial difficulties in operations, financial reporting and management and thus could have a material adverse effect on the Company's business or operating results.

Year 2000 Issues. The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company has sent surveys to certain third parties to determine whether they are Year 2000 compliant and is in the process of evaluating and following up on responses to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. The Company believes it is currently being impacted by the redirection of corporate management information system budgets towards resolving the Year 2000 issue. Continuation of this trend could lower the demand for the Company's products if corporate buyers defer purchases of high-end business PCs.

Competition. The markets for the Company's products are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and price erosion. In the host adapter market, the Company competes with a number of host adapter manufacturers. The Company's principal competitors for semiconductor solutions in the mass storage market are captive suppliers and Cirrus Logic, Inc. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server, and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. There can be no assurance that the Company will be able to make timely introduction of new leading-edge solutions in response to competitive threats, that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's business or operating results will not be materially adversely affected by price competition.

Certain Issues Related to Distributors. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a materially adverse effect on its business or operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. In addition, there has recently been an industry trend towards the elimination of price protection and distributor incentive programs. This trend could result in a change in distributor business habits, with distributors possibly deciding to decrease the amount of product held so as to reduce inventory levels and this in turn could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results.

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the design enhancements and manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business or operating results. The Company believes the recent weakness in its financial performance and the resulting decline in its stock price has adversely impacted its ability to attract and retain qualified employees.

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

Natural Disasters. The Company's corporate headquarters are located near major earthquake faults. Any damage to the Company's information systems caused as a result of an earthquake, fire, La Nina related floods or any other natural disasters could have a material adverse effect on the Company's business, results of operations and financial condition.

Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, as occurred in the fourth quarter of fiscal 1998, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance such as those recently evidenced by the financial turmoil in Asia. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods.

ITEM 2. PROPERTIES

The Company owns seven buildings (approximately 439,000 square feet) in Milpitas, California, which are primarily used by the Company for corporate offices, research, manufacturing, marketing, and sales, and one building (approximately 200,000 square feet) in Longmont, Colorado, for research, technical support, marketing, sales, and administrative support. The Company leases three buildings (approximately 81,000 square feet) in Milpitas, California, which are mainly occupied to support administrative and sales functions, and other facilities in Irvine, California (82,000 square feet); Bellevue, Washington (9,000 square feet); Hudson, Wisconsin (6,000 square feet); and Nashua, New Hampshire (23,000 square feet) to support technical design efforts and sales.

Adaptec Manufacturing Singapore is located in two leased facilities (approximately 126,000 square feet). The two buildings are used by the Company for research, manufacturing, and sales. The Company also leases six sales offices in the United States, and one sales office each in Waterloo, Belgium; Munich, Germany; Bretonneux, France; Camberley, England; Singapore; Seoul, Korea; Taipei, Taiwan; and Tokyo, Japan. The Tokyo office also provides technical design efforts and technical support with the Brussels office providing technical support to Europe. The Company believes its existing facilities and equipment are well maintained and in good operating condition and believes its manufacturing facilities, together with the use of independent manufacturers where required or desirable, will be sufficient to meet its anticipated manufacturing needs through fiscal 1999.

During fiscal 1998 and fiscal 1996, the Company acquired parcels of land in Fremont and Irvine, California, for approximately $12 million and $11 million respectively. The Company's future facilities requirements will depend upon the Company's business, and the Company believes additional space, if required, may be obtained on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Incorporated by reference from the information under the caption: Item 5 "Other Events" in the Company's Form 8-K dated February 19, 1998 and from the information under the caption "Note 11 Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended March 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption: "Common Stock Prices and Dividends" on page B27 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from the information under the caption: "Selected Financial Data" on page B27 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the information under the caption: "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages B3 through B6 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the information appearing under the caption:
"Market Risk Disclosure" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page B6.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Adaptec, Inc. at March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998 and the independent accountants' report thereon are incorporated by reference from pages B7 through B26 of the Annual Report to Stockholders for the year ended March 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Adaptec is incorporated by reference from the information under the captions: "Election of Directors--Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the annual meeting of shareholders to be held, August 21, 1998 (the "Proxy Statement"). Information with respect to the executive officers of Adaptec is included in Part I of this Form 10-K under the heading "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption: "Executive Compensation and Other Matters" and "Election of Directors, Certain Relationships and Related Transactions" in the Company's Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements of Adaptec, Inc. and the Report of Independent Public Accountants, as listed under (a)(1) below, are incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended March 31, 1998.

        (1)      FINANCIAL STATEMENTS:
                                                                                Page in Annual Report
                                                                                ---------------------
                 Consolidated Statements of Operations - Fiscal Years
                 ended March 31, 1998, 1997, and 1996                                   B7

                 Consolidated Balance Sheets at March 31, 1998
                 and 1997                                                               B8

                 Consolidated Statements of Cash Flows -
                 Fiscal Years ended March 31, 1998, 1997, and 1996                      B9

                 Consolidated Statements of Stockholders'
                 Equity - Fiscal Years ended March 31, 1998, 1997,
                 and 1996.                                                              B10

                 Notes to Consolidated Financial Statements                             B11

                 Report of Management                                                   B25

                 Report of Independent Accountants                                      B26


        (2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)     EXHIBITS:

        (1) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                                     DESCRIPTION                                             NOTES
------                                     -----------                                             -----

2.1(a)           Stock Purchase Agreement by and among Adaptec, Inc., Future
                 Domain Corporation, Jack A. Allweiss, Patricia A. Allweiss and
                 Certain Shareholders of Future Domain Corporation dated
                 July 13, 1995.                                                                       (6)

2.1(b)           Stock Purchase Agreement by and  between Adaptec, Inc. and Certain
                 Shareholders of Future Domain Corporation dated July 13, 1995                        (6)

2.2              Agreement and Plan of Reorganization by and among Adaptec, Inc.,
                 Incat Systems Software USA, Inc., ISS Acquisition Corporation and
                 Certain Shareholders of Incat Systems Software USA, Inc. dated
                 August 23, 1995.                                                                     (2)

2.3              Agreement for Purchase and Sale of Stock by and among Western
                 Digital Corporation, Western Digital CSG Corporation, and
                 Adaptec, Inc. dated April 9, 1996.                                                   (3)

2.4              Agreement and Plan of Reorganization by and among Adaptec, Inc.,
                 Cogent Data Technologies, Inc., CDT Acquisition Corp., and Certain
                 Shareholders of Cogent Data Technologies, Inc. dated May 31, 1996.                   (4)

2.5              Agreement and Plan of Reorganization by and among Adaptec, Inc.,
                 Adaptec Acquisition Corporation, and Data Kinesis, Inc. dated
                 August 6, 1996.                                                                      (4)

2.6              Asset Acquisition Agreement by and among Adaptec, Inc. and
                 Analog Devices, Inc. dated March 24, 1998

2.7 Agreement and Plan of Reorganization by and among Adaptec, Inc., Ridge Technologies and RDS Acquisition dated as of May
                 21, 1998.

2.8              Agreement and Plan of Merger dated February 23, 1998 between
                 Registrant and Adaptec, Inc., a California corporation.

3.1              Certificate of Incorporation of Registrant filed with Delaware
                 Secretary of State on November 19, 1997.

3.2              Bylaws of Registrant, as adopted on November 19, 1997.



4.1              Second Amended and Restated Rights Agreement dated December 5,
                 1996 between Registrant and Chase Mellon Shareholder Services,
                 Inc. as Rights Agents.                                                                (9)

4.2              First Amendment dated March 12, 1998 to Second Amended and
                 Restated Rights Agreement.

4.3              Indenture dated as of February 3, 1997 between Registrant and
                 State Street Bank and Trust Company.                                                  (1)

4.4              First Supplemental indenture dated as of March 12, 1998 between
                 Registrant and State Street Bank and Trust Company.

10.1 +           Registrant's 1986 Employee Stock Purchase Plan.                                       (7)

10.2             Technology License Agreement dated January 1, 1985 between the Registrant and International Business Machines
                 Corporation.                                                                         (11)

10.3 +           Registrant's Savings and Retirement Plan.                                            (10)

10.4 +           1990 Stock Plan, as amended.                                                         (13)

10.5 +           Forms of Stock Option Agreement, Tandem Stock Option/SAR
                 Agreement, Restricted Stock Purchase Agreement, Stock
                 Appreciation Rights Agreement, and Incentive Stock Rights
                 Agreement for use in connection with the 1990 Stock Plan,
                 as amended.                                                                           (8)

10.6 +           1990 Directors' Option Plan and forms of Stock Option
                 Agreement.                                                                            (7)

10.7             Revolving Loan Agreement dated June 3, 1992 between
                 Registrant and Plaza Bank of Commerce (incorporated by
                 reference to Exhibit 10.26 filed with Registrant's Annual
                 Report on form 10-K for fiscal year ended March 31, 1992)
                 and Amendment Number Three to the Revolving Credit Loan
                 Agreement dated April 29, 1994 between the Registrant and
                 Comerica Bank - California (formerly Plaza Bank of Commerce)
                 expiring August 31, 1997.                                                             (7)

10.8             Amendments Four, Five and Six to the Revolving Credit Loan
                 Agreement dated April 29, 1994 between the Registrant and
                 Comerica Bank - California expiring August 31, 1997.                                  (7)

10.9*            Option Agreement I Between Adaptec Manufacturing (S) Pte. Ltd.
                 and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                 October 23, 1995.                                                                     (2)


10.10*           Option Agreement II Between Adaptec Manufacturing (S) Pte. Ltd.
                 and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                 October 23, 1995.                                                                     (2)

10.11            Consignment Agreement between Adaptec, Inc. and AT&T Corp.
                 dated January 10, 1996.                                                               (2)

10.12            Letter Agreement between Adaptec, Inc. and Lucent Technologies,
                 Inc. dated January 1, 1997.                                                          (14)

10.13            Form of Indemnification Agreement entered into with directors and officers of Adaptec, Inc., a California corporation, prior
                 to Registrant's reincorporation into Delaware.                                       (12)

10.14 Form of Indemnification Agreement entered into between Registrant and its officers and directors.

10.14            Term Loan Agreement dated June 24, 1992 between the
                 Registrant and Plaza Bank of Commerce expiring June 30, 1988.                        (12)

10.15*           Deposit and Supply Agreement between Taiwan
                 Semiconductor Manufacturing Co., Ltd. and Adaptec
                 Manufacturing Pte. Ltd.                                                               (7)

10.16            Industrial Lease Agreement between the Registrant, as Lessee, and
                 Jurong Town Corporation, as Lessor.                                                   (6)

10.17            Amendments Seven, Eight, and Nine to the Revolving Credit Loan
                 Agreement dated April 29, 1994 between the Registrant and Comerica
                 Bank - California expiring August 31, 1997.                                           (5)

10.18            Amendments One, Two, Three, and Four to the Term Loan Agreement
                 dated June 24, 1992 between the Registrant and Comerica Bank -
                 California (formerly the Plaza Bank of Commerce) expiring
                 June 30, 1998.                                                                       (13)

13.1 Those portions of Registrant's Annual Report to Stockholders incorporated by reference herein.

21.1             Subsidiaries of Registrant.

23.1             Consent of Independent Accountants, Price Waterhouse LLP.

24.1             Power of Attorney. (See Pages 25).


27.1             Financial Data Schedule for the year ended March 31, 1998.

27.2             Financial Data Schedule for the year ended March 31, 1997.

27.3             Financial Data Schedule for the year ended March 31, 1996.

--------------------------------------------------------------------------------


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

(9) Incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Registrant's Registration Statement Number 0-15071 on Form 8-A as filed on January 4, 1997.

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

(13) Incorporated by reference to Exhibit 4.2 to Form 10-Q as filed February 7, 1996.

(14) Incorporated by reference to Exhibits filed with Registrants Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*     Confidential treatment has been granted for portions of this agreement.

(c)   REPORTS ON FORM 8-K

      A current Report on Form 8-K dated February 19, 1998 was filed by the Registrant with the Securities and Exchange Commission to report under
      Item 5 thereof the press release issued to the public on February 19, 1998 regarding the agreement to acquire Symbios, Inc. The Form 8-K dated February 19, 1998 also reported under Item 5 details regarding several putative securities class action lawsuits filed against the Registrant.

      A current Report on Form 8-K dated March 12, 1998 was filed by the Registrant with the Securities and Exchange Commission to report under
      Item 5 thereof the reincorporation of the Registrant as a Delaware corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ADAPTEC, INC.


Date:  June 18, 1998               \s\ F. Grant Saviers
                                   ---------------------------------------------
                                   F. Grant Saviers
                                   Chairman and Chief Executive Officer

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

SIGNATURE                                                 TITLE                                        DATE

\s\               F. Grant Saviers                        Chairman and Chief Executive Officer         June 18, 1998
---------------------------------------------------------
                   (F. Grant Saviers)

\s\            Robert N. Stephens                         Chief Operating Officer                      June 18, 1998
---------------------------------------------------------
                  (Robert N. Stephens)

\s\                Paul G. Hansen                         Vice President of Finance,                   June 18, 1998
--------------------------------------------------------- Chief Financial Officer and
                  (Paul G. Hansen)                        Assistant Secretary

\s\                Andrew J. Brown                        Vice President, Corporate Controller and     June 18, 1998
--------------------------------------------------------- Principal Accounting Officer
                  (Andrew J. Brown)

\s\              Laurence B. Boucher                      Director                                     June 18, 1998
---------------------------------------------------------
                (Laurence B. Boucher)

\s\                  Carl J. Conti                        Director                                     June 18, 1998
---------------------------------------------------------
                    (Carl J. Conti)

\s\                  John C. East                         Director                                     June 18, 1998
---------------------------------------------------------
                    (John C. East)

\s\                Ilene H. Lang                          Director                                     June 18, 1998
---------------------------------------------------------
                   (Ilene H. Lang)

\s\               Robert J. Loarie                        Director                                     June 18, 1998
---------------------------------------------------------
                 (Robert J. Loarie)

\s\                  B. J. Moore                          Director                                     June 18, 1998
---------------------------------------------------------
                     (B. J. Moore)

\s\               W. Ferrell Sanders                      Director                                     June 18, 1998
---------------------------------------------------------
                (W. Ferrell Sanders)

\s\               Phillip E. White                        Director                                     June 18, 1998
---------------------------------------------------------
                 (Phillip E. White)

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                     DESCRIPTION                                             NOTES
------                                     -----------                                             -----

2.1(a)           Stock Purchase Agreement by and among Adaptec, Inc., Future
                 Domain Corporation, Jack A. Allweiss, Patricia A. Allweiss and
                 Certain Shareholders of Future Domain Corporation dated
                 July 13, 1995.                                                                       (6)

2.1(b)           Stock Purchase Agreement by and  between Adaptec, Inc. and Certain
                 Shareholders of Future Domain Corporation dated July 13, 1995                        (6)

2.2              Agreement and Plan of Reorganization by and among Adaptec, Inc.,
                 Incat Systems Software USA, Inc., ISS Acquisition Corporation and
                 Certain Shareholders of Incat Systems Software USA, Inc. dated
                 August 23, 1995.                                                                     (2)

2.3              Agreement for Purchase and Sale of Stock by and among Western
                 Digital Corporation, Western Digital CSG Corporation, and
                 Adaptec, Inc. dated April 9, 1996.                                                   (3)

2.4              Agreement and Plan of Reorganization by and among Adaptec, Inc.,
                 Cogent Data Technologies, Inc., CDT Acquisition Corp., and Certain
                 Shareholders of Cogent Data Technologies, Inc. dated May 31, 1996.                   (4)

2.5              Agreement and Plan of Reorganization by and among Adaptec, Inc.,
                 Adaptec Acquisition Corporation, and Data Kinesis, Inc. dated
                 August 6, 1996.                                                                      (4)

2.6              Asset Acquisition Agreement by and among Adaptec, Inc. and
                 Analog Devices, Inc. dated March 24, 1998

2.7 Agreement and Plan of Reorganization by and among Adaptec, Inc., Ridge Technologies and RDS Acquisition dated as of May
                 21, 1998.

2.8              Agreement and Plan of Merger dated February 23, 1998 between
                 Registrant and Adaptec, Inc., a California corporation.

3.1              Certificate of Incorporation of Registrant filed with Delaware
                 Secretary of State on November 19, 1997.

3.2              Bylaws of Registrant, as adopted on November 19, 1997.



4.1              Second Amended and Restated Rights Agreement dated December 5,
                 1996 between Registrant and Chase Mellon Shareholder Services,
                 Inc. as Rights Agents.                                                                (9)

4.2              First Amendment dated March 12, 1998 to Second Amended and
                 Restated Rights Agreement.

4.3              Indenture dated as of February 3, 1997 between Registrant and
                 State Street Bank and Trust Company.                                                  (1)

4.4              First Supplemental indenture dated as of March 12, 1998 between
                 Registrant and State Street Bank and Trust Company.

10.1 +           Registrant's 1986 Employee Stock Purchase Plan.                                       (7)

10.2             Technology License Agreement dated January 1, 1985 between the Registrant and International Business Machines
                 Corporation.                                                                         (11)

10.3 +           Registrant's Savings and Retirement Plan.                                            (10)

10.4 +           1990 Stock Plan, as amended.                                                         (13)

10.5 +           Forms of Stock Option Agreement, Tandem Stock Option/SAR
                 Agreement, Restricted Stock Purchase Agreement, Stock
                 Appreciation Rights Agreement, and Incentive Stock Rights
                 Agreement for use in connection with the 1990 Stock Plan,
                 as amended.                                                                           (8)

10.6 +           1990 Directors' Option Plan and forms of Stock Option
                 Agreement.                                                                            (7)

10.7             Revolving Loan Agreement dated June 3, 1992 between
                 Registrant and Plaza Bank of Commerce (incorporated by
                 reference to Exhibit 10.26 filed with Registrant's Annual
                 Report on form 10-K for fiscal year ended March 31, 1992)
                 and Amendment Number Three to the Revolving Credit Loan
                 Agreement dated April 29, 1994 between the Registrant and
                 Comerica Bank - California (formerly Plaza Bank of Commerce)
                 expiring August 31, 1997.                                                             (7)

10.8             Amendments Four, Five and Six to the Revolving Credit Loan
                 Agreement dated April 29, 1994 between the Registrant and
                 Comerica Bank - California expiring August 31, 1997.                                  (7)

10.9*            Option Agreement I Between Adaptec Manufacturing (S) Pte. Ltd.
                 and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                 October 23, 1995.                                                                     (2)


10.10*           Option Agreement II Between Adaptec Manufacturing (S) Pte. Ltd.
                 and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                 October 23, 1995.                                                                     (2)

10.11            Consignment Agreement between Adaptec, Inc. and AT&T Corp.
                 dated January 10, 1996.                                                               (2)

10.12            Letter Agreement between Adaptec, Inc. and Lucent Technologies,
                 Inc. dated January 1, 1997.                                                          (14)

10.13            Form of Indemnification Agreement entered into with directors and officers of Adaptec, Inc., a California corporation, prior
                 to Registrant's reincorporation into Delaware.                                       (12)

10.14 Form of Indemnification Agreement entered into between Registrant and its officers and directors.

10.14            Term Loan Agreement dated June 24, 1992 between the
                 Registrant and Plaza Bank of Commerce expiring June 30, 1988.                        (12)

10.15*           Deposit and Supply Agreement between Taiwan
                 Semiconductor Manufacturing Co., Ltd. and Adaptec
                 Manufacturing Pte. Ltd.                                                               (7)

10.16            Industrial Lease Agreement between the Registrant, as Lessee, and
                 Jurong Town Corporation, as Lessor.                                                   (6)

10.17            Amendments Seven, Eight, and Nine to the Revolving Credit Loan
                 Agreement dated April 29, 1994 between the Registrant and Comerica
                 Bank - California expiring August 31, 1997.                                           (5)

10.18            Amendments One, Two, Three, and Four to the Term Loan Agreement
                 dated June 24, 1992 between the Registrant and Comerica Bank -
                 California (formerly the Plaza Bank of Commerce) expiring
                 June 30, 1998.                                                                       (13)

13.1 Those portions of Registrant's Annual Report to Stockholders incorporated by reference herein.

21.1             Subsidiaries of Registrant.

23.1             Consent of Independent Accountants, Price Waterhouse LLP.

24.1             Power of Attorney. (See Pages 25).


27.1             Financial Data Schedule for the year ended March 31, 1998.

27.2             Financial Data Schedule for the year ended March 31, 1997.

27.3             Financial Data Schedule for the year ended March 31, 1996.

--------------------------------------------------------------------------------


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

(9) Incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Registrant's Registration Statement Number 0-15071 on Form 8-A as filed on January 4, 1997.

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

(13) Incorporated by reference to Exhibit 4.2 to Form 10-Q as filed February 7, 1996.

(14) Incorporated by reference to Exhibits filed with Registrants Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*     Confidential treatment has been granted for portions of this agreement.