Form 10-Q
period 1998-06-30
ADAPTEC INC
filed 1998-08-13
CIK 709804

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     The number of shares outstanding of the Company's common stock as of August 7, 1998 was 113,591,756.

     This document consists of 19 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              -----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:
            Condensed Consolidated Statements of
          Operations........................................      3
            Condensed Consolidated Balance Sheets...........      4
            Condensed Consolidated Statements of Cash
          Flows.............................................      5
            Notes To Condensed Consolidated Financial
          Statements........................................   6-10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations:
            Results of Operations...........................  11-12
            Liquidity and Capital Resources.................  12-13
            Factors Affecting Future Operating Results......  13-18

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................     18

  Signatures................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTH
                                                                     PERIOD ENDED
                                                              --------------------------
                                                               JUNE 30,       JUNE 30,
                                                                 1998           1997
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Net revenues................................................   $180,630       $271,442
Cost of revenues............................................     79,738        107,494
                                                               --------       --------
  Gross profit..............................................    100,892        163,948
                                                               --------       --------
Operating expenses:
  Research and development..................................     44,029         38,982
  Sales, marketing and administrative.......................     48,103         49,279
  Write-off of acquired in-process technology and other
     charges................................................     96,025             --
                                                               --------       --------
          Total operating expenses..........................    188,157         88,261
                                                               --------       --------
  Income (loss) from operations.............................    (87,265)        75,687
Interest income, net of interest expense....................      6,066          3,898
                                                               --------       --------
  Income (loss) before provision (benefit) for income
     taxes..................................................    (81,199)        79,585
Provision (benefit) for income taxes........................     (3,860)        19,896
                                                               --------       --------
  Net income (loss).........................................   $(77,339)      $ 59,689
                                                               ========       ========
Net income (loss) per common share:
  Basic.....................................................   $  (0.68)      $   0.53
                                                               --------       --------
  Diluted...................................................   $  (0.68)      $   0.51
                                                               --------       --------
Shares used in computing net income (loss) per share:
  Basic.....................................................    114,200        112,008
                                                               --------       --------
  Diluted...................................................    114,200        122,181
                                                               --------       --------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     MARCH 31,
                                                                 1998          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  403,187    $  227,183
  Marketable securities.....................................     278,332       470,199
  Accounts receivable, net..................................     111,144       132,526
  Inventories...............................................      57,148        71,297
  Prepaid expenses and other................................      87,359        90,765
                                                              ----------    ----------
          Total current assets..............................     937,170       991,970
Property and equipment, net.................................     200,946       194,798
Other assets................................................      97,117        88,461
                                                              ----------    ----------
                                                              $1,235,233    $1,275,229
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $    4,700    $       --
  Current portion of long-term debt.........................          --           850
  Note payable..............................................          --        17,640
  Accounts payable..........................................      30,768        48,047
  Accrued liabilities.......................................      84,691        73,947
                                                              ----------    ----------
          Total current liabilities.........................     120,159       140,484
                                                              ----------    ----------
Long-term debt, net of current portion......................      17,640            --
                                                              ----------    ----------
Convertible subordinated notes..............................     230,000       230,000
                                                              ----------    ----------
Contingencies (Note 12)

Stockholders' equity:
  Common stock..............................................         116           114
  Additional paid-in capital................................     335,289       295,263
  Retained earnings.........................................     532,029       609,368
                                                              ----------    ----------
          Total stockholders' equity........................     867,434       904,745
                                                              ----------    ----------
                                                              $1,235,233    $1,275,229
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTH PERIOD
                                                                     ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 26,898    $117,176
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certain net assets in connection with
  acquisitions accounted for under the purchase method of
  accounting, net of cash acquired..........................   (34,126)         --
Purchases of property and equipment.........................   (13,472)    (36,748)
Sales (purchases) of marketable securities..................   191,867     (41,878)
                                                              --------    --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........   144,269     (78,626)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................     5,687      12,024
Principal payments on debt..................................      (850)       (850)
                                                              --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     4,837      11,174
                                                              --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   176,004      49,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   227,183     318,075
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $403,187    $367,799
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. For presentation purposes, the Company has indicated its first quarter as having ended on June 30, whereas in fact, the Company's first quarter of fiscal 1999 ended on July 3, 1998 and its first quarter of fiscal 1998 ended on July 4, 1997. The results of operations for the three month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

 2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                  JUNE 30,    MARCH 31,
                                                    1998        1998
                                                  --------    ---------
Raw materials...................................  $12,521      $17,728
Work in process.................................   10,298       18,415
Finished goods..................................   34,329       35,154
                                                  -------      -------
                                                  $57,148      $71,297
                                                  =======      =======

 3. LINE OF CREDIT

     In May, 1998, the Company assumed a $6.8 million unsecured revolving line of credit in conjunction with the purchase of Ridge Technologies (Note 7). The Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of June 30, 1998. As of June 30, 1998, $4.7 million was drawn against the line. The Company intends to pay down and terminate the line of credit in the second quarter of fiscal 1999.

     The Company had available an unsecured $17 million revolving line of credit that was to expire on December 31, 1998. No borrowings were outstanding under this line of credit as of March 31, 1998, and no borrowings were made during the first quarter of fiscal 1999. In June 1998, the Company terminated this line of credit.

 4. NOTE PAYABLE

     During fiscal 1998, the Company entered into an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") which provided the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments totaling $35 million. The Company signed a non-interest bearing promissory note for the $35 million which became due in two installments. The first installment was paid in January 1998. The Company and TSMC amended the promissory note to extend, indefinitely, the second installment of approximately $17.6 million which was originally due in June 1998. Management does not anticipate paying the second installment within one year, therefore, the note payable has been reclassified as long-term debt as of June 30, 1998.

                                 ADAPTEC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

 5. STATEMENT OF OPERATIONS

     Write-off of acquired in-process technology and other charges includes (in thousands):

                                                     THREE MONTHS ENDED
                                                       JUNE 30, 1998
                                                     ------------------
Write-off of acquired in-process technology (Note
  7)...............................................       $65,762
Acquisition related costs (Note 7).................        21,463
Restructuring charges (Note 8).....................         8,800
                                                          -------
          Total....................................       $96,025
                                                          =======

 6. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

                                               THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                                     JUNE 30, 1998                             JUNE 30, 1997
                                        ---------------------------------------   ---------------------------------------
                                          INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        -----------   -------------   ---------   -----------   -------------   ---------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Basic income (loss) per share
Net income (loss) available to common
  stockholders........................   $(77,339)       114,200       $(0.68)      $59,689        112,008        $0.53
                                                                       ======                                     =====
Effect of Dilutive Securities
Common stock equivalents..............         --             --                         --          5,721
4.75% convertible subordinated
  notes...............................         --             --                      2,133          4,452
                                         ========        =======                    =======        =======
Diluted income (loss) per share
Net income (loss) available to common
  stockholders and assumed
  conversions.........................   $(77,339)       114,200       $(0.68)      $61,822        122,181        $0.51
                                         ========        =======       ======       =======        =======        =====

     The basic and diluted weighted average common shares outstanding for the three month period ended June 30, 1998 excludes 1,242,000 restricted shares issued in conjunction with the acquisition of Ridge Technologies (Note 7).

     At June 30, 1998, 1,536,000 stock options and the convertible subordinated notes are anti-dilutive and have been excluded from diluted weighted average common shares outstanding.

     Options to purchase 615,000 shares of common stock were outstanding at June 30, 1997 but were not included in the computations of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

 7. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

     On April 12, 1998, the Company received regulatory approval to acquire read channel and preamplifier ASIC technologies from Analog Devices, Inc. ("ADI") for $34 million in cash. Grant Saviers, former Chairman and CEO of the Company, was a director of ADI. On May 21, 1998, the Company acquired Ridge

                                 ADAPTEC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

Technologies ("Ridge") for $21 million in restricted common stock and assumed stock options valued at approximately $13 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of approximately $2 million and Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. Additionally, the Company incurred approximately $1 million in professional fees related to the acquisitions.

     The Company accounted for both acquisitions using the purchase method of accounting, and excluding the $66 million write-off of acquired in-process technology from these companies, the aggregate impact to the Company's financial position and results of operations from the acquisition dates was not material.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible net assets acquired was based on independent appraisals and is summarized as follows (in thousands):

Net tangible liabilities....................................   $(2,752)
In-process technology.......................................    65,762
Goodwill and other intangible assets:
  Goodwill.........................................    4,798
  Covenant not to complete.........................    2,200
  Acquired employees...............................    1,375
                                                     -------
                                                                 8,373
                                                               -------
Net assets acquired.........................................   $71,383
                                                               =======

     The tangible liabilities assumed exceeded the tangible assets acquired, which comprised primarily a line of credit (Note 3), accounts payable and fixed assets. Acquired in-process technology was written off in the period in which the acquisitions were completed, and the goodwill and other intangible assets are being amortized over respective benefit periods ranging from two to three years.

     In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7 million termination fee and approximately $7 million in nonconsummation fees to HEA. Additionally, the Company incurred approximately $7 million in other acquisition related charges, including legal, consulting and other costs.

     During fiscal 1998, the Company invested $1 million in, and entered into a development and license agreement with, a venture stage company whose founder and CEO, Larry Boucher, is a director of the Company and who recently has been appointed interim CEO of the Company, following the resignation of Grant Saviers.

 8. RESTRUCTURING

     During the quarter ended June 30, 1998, the Company recorded a restructuring charge of $8.8 million. The restructuring charges are comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the United States and the remainder were based in Singapore.

                                 ADAPTEC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The following is an analysis of the components of the restructuring charge recorded in the first quarter of fiscal 1999 (in thousands):

                                         SEVERANCE
                                            AND        OTHER
                                         BENEFITS     CHARGES     TOTAL
                                         ---------    -------    -------
Restructuring charges..................   $ 6,800     $2,000     $ 8,800
Cash paid..............................    (3,244)        --      (3,244)
Non-cash charges.......................      (296)      (950)     (1,246)
                                          -------     ------     -------
Balance................................   $ 3,260     $1,050     $ 4,310
                                          =======     ======     =======

 9. INCOME TAXES

     Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. Generally, the Company's effective income tax rate has been 25%. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The effective tax rate used to calculate the income tax benefit for the period presented is lower than 25% primarily because of book write-offs relating to acquired in-process technology which are not deductible for tax purposes.

10. COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires components of comprehensive income, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be reported in the financial statements. These amounts are not material to the Company's financial statements for the periods presented.

11. RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations.

12. CONTINGENCIES

     Several class action lawsuits have been filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The actions all allege that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of the federal securities laws. The complaints do not set forth purported damages. In addition, a number of derivative actions have been filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuits. The Company believes the lawsuits and derivative actions are without merit and intends to defend itself vigorously.

     The IRS is currently auditing the Company's federal income tax returns for fiscal 1994 to 1996. No proposed adjustments have been received for these years. The Company believes sufficient taxes have been

                                 ADAPTEC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

13. SUBSEQUENT EVENTS

     On July 30, 1998, Grant Saviers, Chairman of the Board and CEO, resigned. The Board of Directors appointed Company founder and Board member, Larry Boucher, as interim CEO. The Company has initiated a search for a permanent CEO. In addition, John Adler, former Adaptec Chairman and CEO, has been named to the Board.

     On January 20, 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to 10 million shares of its Common Stock from time to time in the open market. In July 1998, the Company reinstated this stock repurchase program, which was suspended during the period of the now terminated Symbios acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                                THREE MONTH
                                                                PERIOD ENDED
                                                            --------------------
                                                            JUNE 30,    JUNE 30,
                                                              1998        1997
                                                            --------    --------
Net revenues..............................................   100.0%      100.0%
Cost of revenues..........................................    44.1        39.6
                                                             -----       -----
  Gross margin............................................    55.9        60.4
                                                             -----       -----
Operating expenses:
  Research and development................................    24.4        14.4
  Sales, marketing and administrative.....................    26.6        18.1
  Write-off of acquired in-process technology and other
     charges..............................................    53.2          --
                                                             -----       -----
          Total operating expenses........................   104.2        32.5
                                                             -----       -----
  Income (loss) from operations...........................   (48.3)       27.9
Interest income, net of interest expense..................     3.4         1.4
                                                             -----       -----
  Income (loss) before provision (benefit) for income
     taxes................................................   (44.9)       29.3
Provision (benefit) for income taxes......................    (2.1)        7.3
                                                             -----       -----
  Net income (loss).......................................   (42.8)%      22.0%
                                                             =====       =====

  Net Revenues

     Net revenues were $181 million for the first quarter of fiscal 1999 compared with $271 million for the corresponding quarter of fiscal 1998. The decrease was primarily due to the lower sales of the Company's SCSI host adapters and peripheral technology solutions. The demand for SCSI and peripheral technologies continues to be impacted by the trend to lower priced PC's for mainstream corporate desktop applications and the turbulent disk drive market, respectively.

  Gross Margin

     Gross margins for the first quarter of fiscal 1999 were 56% compared to 60% for the first quarter of fiscal 1998. The decline in gross margin is primarily due to manufacturing inefficiencies in overhead and labor variances due to lower production volumes. The gross margin is also adversely impacted by product mix.

  Operating Expenses

     As a percentage of net revenues, expenditures for research and development increased to 24% for the first quarter of fiscal 1999 compared to 14% for the corresponding period of fiscal 1998. The increase as a percentage of revenues is a direct result of the decline in net revenues. In absolute dollars, spending for research and development increased 13% to $44 million for the first quarter of fiscal 1999. The total dollar increase in spending is primarily due to the Company's acquisition of Ridge Technologies and Analog Devices, Inc.

     As a percentage of revenues, selling, marketing and administrative expenses were 27% of net revenues for the first quarter of fiscal 1999 compared with 18% for the corresponding period of fiscal 1998. In absolute dollars, spending for selling, marketing and administrative expenses decreased 2% to $48 million for the first quarter of fiscal 1999. The increase as a percentage of net revenues is attributable to the decline in net revenues, while the decrease in total dollars is a result of both headcount and program reductions associated with restructuring activities.

     During the first three months of fiscal 1999, the Company acquired complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $66 million. Additionally, the Company incurred $9 million in restructuring charges and $21 million in acquisition related costs.

  Interest and Income Taxes

     Interest income, net of interest expense, increased to $6 million for the first quarter of fiscal 1999 compared to $4 million in the first quarter of fiscal 1998. The increase is primarily due to higher average cash and marketable securities balances held in contemplation of the proposed acquisition of Symbios, Inc.

     The Company recorded an income tax benefit of $4 million representing 5% of income before benefit for income taxes for the first quarter of fiscal 1999 compared with a $20 million provision representing 25% of income before provision for income taxes for the corresponding period in fiscal 1998. Generally, the Company's effective tax rate has been 25%. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The effective tax rate used to calculate the income tax benefit for the first quarter of fiscal 1999 is lower than 25% primarily as a result of book write-offs of acquired in-process technology which are not deductible for tax purposes. Excluding the effect of these write-offs, the Company's effective tax rate was 25% for the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Net cash generated from operating activities for the first three months of fiscal 1999 totaled $27 million compared to $117 million in the corresponding period of fiscal 1998. The decrease is primarily attributable to a net loss for the first three months of fiscal 1999 of $77 million. The net loss in fiscal 1999 reflects the impact of $96 million in non-recurring charges including the write-off of acquired in-process technology, costs related to the termination of the Symbios transaction and restructuring charges.

  Investing Activities

     During the first quarter of fiscal 1999, the Company acquired certain technologies from Analog Devices, Inc., for $34 million in cash. Additionally, the Company purchased all outstanding shares of Ridge Technologies, Inc. ("Ridge") not owned by it for $21 million in Company stock and assumed stock options valued at approximately $13 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge, with a carrying value of approximately $2 million. Additionally, the Company incurred approximately $1 million in professional fees related to the acquisition. Total net assets acquired in connection with these business combinations was $71 million.

     Purchases of property and equipment of $13 million during the first three months of fiscal 1999 included various building and leasehold improvements and investments in both test equipment and manufacturing equipment to support future business requirements.

     During the first three months of fiscal 1999, the Company sold investments in marketable securities totaling $192 million to help fund its acquisitions.

  Financing Activities

     During April 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35 million to secure additional wafer capacity for future technology through 2001. The Company signed a $35 million promissory note for the advance payments, which became due in two installments in January 1998 and June 1998. During the first three months of fiscal 1999, the Company and TSMC amended the promissory note to extend, indefinitely, the second payment of $17.6 million.

     During the first three months of fiscal 1999 and fiscal 1998, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $6 million and $12 million, respectively.

     At June 30, 1998, the Company's principal sources of liquidity consisted of $682 million of cash, cash equivalents and marketable securities and an unsecured $6.8 million revolving line of credit assumed through the acquisition of Ridge Technologies. As of June 30, 1998, the Company owed $4.7 million, however, the Company intends to pay down and terminate the line of credit in the second quarter of fiscal 1999. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations through fiscal 1999.

  Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Results of Operations and Financial Condition includes statements relating to expected sales growth, anticipated operating expenditures and anticipated capital expenditures. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

     Future Operating Results Subject to Fluctuation. In the second half of fiscal 1998 and the first quarter of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, economic instability in Asia and turbulence in the computer disk drive industry. In addition, the first quarter of fiscal 1999 was significantly impacted by one time charges including write-offs of acquired in-process technology, costs related to the Symbios termination and restructuring charges. In the future, the Company's operating results may fluctuate as a result of these factors and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its host interface solutions and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short term, if revenues do not meet the Company's expectations, as happened in the fourth quarter of fiscal 1998, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter which do not meet the expectations of securities analysts are likely to cause volatility in the price of the Company's Common Stock.

     Certain Risks Associated with the High-Performance Microcomputer
Market. The Company's host interface solutions are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems that support client/server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. Beginning in the second half of fiscal 1998, the demand for such systems slowed as more businesses chose to use relatively inexpensive PC's for desktop applications and information technology managers shifted resources toward resolving Year 2000 problems and investing in network infrastructure. Should demand for such systems continue to slow, the Company's business or operating results could be materially adversely affected by a resulting decline in demand for the Company's products.

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

     Reliance on Industry Standards, Technological Change, Dependence on New Products. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, Ultra80 SCSI, PCI, RAID, Fibre Channel, ATM, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected. For example, the Company believes that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have recently started to adversely affect the sales of the Company's products and may adversely affect the Company's future sales.

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

     Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, as occurred in the first quarter of fiscal 1999, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance such as those recently evidenced by the financial turmoil in Asia. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Amendment No. 1 to Option Agreement III between Adaptec
               Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
               Manufacturing Co., Ltd.
     27.1      Financial Data Schedule for the quarter ended June 30, 1998

     No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADAPTEC, INC.
                                          Registrant

                                                  /s/ ANDREW J. BROWN

                                          --------------------------------------
                                                     Andrew J. Brown
                                                     Vice-President,
                                                   Corporate Controller
                                              (Principal Accounting Officer)
                                            and Acting Chief Financial Officer
                                              (Principal Financial Officer)

Date: August 7, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
10.1                            Amendment No. 1 to Option Agreement III between Adaptec
                                Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
                                Manufacturing Co., Ltd.

27.1                            Financial Data Schedule for the quarter ended June 30, 1998