Form 10-Q
period 1998-09-30
ADAPTEC INC
filed 1998-11-12
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission file number 0-15071

                                  ADAPTEC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          94-2748530
  ------------------------                               ----------------
  (State of Incorporation)                               (I.R.S. Employer
                                                        Identification No.)

         691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA              95035
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

                              Yes [X]       No [ ]

      The number of shares outstanding of the Company's common stock as of October 2, 1998 was 108,041,533.

This document consists of 26 pages, excluding exhibits, of which this is page 1.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
Part I.  Financial Information

         Item 1.   Financial Statements:

                      Condensed Consolidated Statements of Operations                            3

                      Condensed Consolidated Balance Sheets                                      4

                      Condensed Consolidated Statements of Cash Flows                            5

                      Notes To Condensed Consolidated Financial Statements                    6-13

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      Results of Operations                                                  14-16

                      Liquidity and Capital Resources                                           17

                      Factors Affecting Future Operating Results                             18-24

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                               25

Signatures                                                                                      26

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Three Month                    Six Month
                                                              Period Ended                   Period Ended
                                                     -----------------------------   -----------------------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                         1998            1997            1998            1997
                                                     -------------   -------------   -------------   -------------
                                                                (in thousands, except per share data)
Net revenues                                           $ 143,922       $ 278,088       $ 324,552       $ 549,530
Cost of revenues                                          63,087         104,530         142,825         212,024
                                                       ---------       ---------       ---------       ---------
Gross profit                                              80,835         173,558         181,727         337,506
                                                       ---------       ---------       ---------       ---------
Operating expenses:
      Research and development                            40,817          42,117          84,814          81,099
      Sales, marketing and administrative                 44,692          51,700          92,827         100,979
      Write-off of acquired in-process technology             --              --          65,762              --
      Restructuring and other charges                     31,924           1,528          62,187           1,528
                                                       ---------       ---------       ---------       ---------
          Total operating expenses                       117,433          95,345         305,590         183,606
                                                       ---------       ---------       ---------       ---------

Income (loss) from operations                            (36,598)         78,213        (123,863)        153,900
Interest income                                            7,912           8,442          17,045          15,400
Interest expense                                          (3,047)         (3,030)         (6,114)         (6,090)
                                                       ---------       ---------       ---------       ---------
Income (loss) before provision (benefit)
  for income taxes                                       (31,733)         83,625        (112,932)        163,210
Provision (benefit) for income taxes                      (7,499)         20,906         (11,359)         40,802
                                                       ---------       ---------       ---------       ---------
Net income (loss)                                      $ (24,234)      $  62,719       $(101,573)      $ 122,408
                                                       =========       =========       =========       =========

Net income (loss) per common share:
      Basic                                            $  (0.22)       $    0.56       $   (0.90)      $    1.09
                                                       =========       =========       =========       =========
      Diluted                                          $  (0.22)       $    0.52       $   (0.90)      $    1.03
                                                       =========       =========       =========       =========

Shares used in computing net income (loss)
  per share:
      Basic                                              111,583         112,931         112,937         112,470
                                                       =========       =========       =========       =========
      Diluted                                            111,583         123,902         112,937         123,042
                                                       =========       =========       =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                               September 30,     March 31,
                                                   1998            1998
                                               -------------    ----------
                                                      (in thousands)
ASSETS
Current assets:
    Cash and cash equivalents                   $  195,629      $  227,183
    Marketable securities                          417,957         470,199
    Accounts receivable, net                        65,624         132,526
    Inventories                                     55,293          71,297
    Prepaid expenses and other                      96,007          90,765
                                                ----------      ----------
        Total current assets                       830,510         991,970
Property and equipment, net                        191,916         194,798
Other assets                                        84,826          88,461
                                                ----------      ----------
                                                $1,107,252      $1,275,229
                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt           $       --      $      850
    Note payable                                        --          17,640
    Accounts payable                                38,003          48,047
    Accrued liabilities                             69,421          73,947
                                                ----------      ----------
        Total current liabilities                  107,424         140,484
                                                ----------      ----------
Long-term debt:
    Long-term debt, net of current portion          17,640              --
    Convertible subordinated notes                 230,000         230,000
                                                ----------      ----------
        Total long-term debt                       247,640         230,000
                                                ----------      ----------
Stockholders' equity:
    Common stock                                       108             114
    Additional paid-in capital                     244,285         295,263
    Retained earnings                              507,795         609,368
                                                ----------      ----------
        Total stockholders' equity                 752,188         904,745
                                                ----------      ----------
                                                $1,107,252      $1,275,229
                                                ==========      ==========


     See accompanying notes to condensed consolidated financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six Month Period
                                                                               Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                      1998             1997
                                                                  -------------    -------------
                                                                        (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  71,764       $ 155,318
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with acquisitions accounted for under the purchase method of accounting,
    net of cash acquired                                              (34,126)             --
Purchases of  property and equipment                                  (28,671)        (56,844)
(Purchases) sales of marketable securities, net                        52,242        (184,036)
                                                                    ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                                (10,555)       (240,880)
                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock                                10,003          25,792
Repurchases of common stock                                           (97,216)             --
Principal payments on debt                                             (5,550)         (1,700)
                                                                    ---------       ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  (92,763)         24,092
                                                                    ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (31,554)        (61,470)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      227,183         318,075
                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 195,629       $ 256,605
                                                                    =========       =========




     See accompanying notes to condensed consolidated financial statements.

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)


1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated, interim financial statements have been prepared on a consistent basis with the March 31, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 8, 9 and 10, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. For presentation purposes, the Company has indicated its second quarter as having ended on September 30, whereas in fact, the Company's second quarter of fiscal 1999 and 1998 ended on October 2, 1998 and October 3, 1997, respectively. The results of operations for the three and six month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

2.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                          September 30,          March 31,
                                              1998                 1998
                                          -------------          ---------
        Raw materials                       $12,984              $17,728
        Work in process                      11,622               18,415
        Finished goods                       30,687               35,154
                                            -------              -------
                                            $55,293              $71,297
                                            =======              =======

3.      LINE OF CREDIT

        In May, 1998, the Company assumed a $6.8 million unsecured revolving line of credit, of which $4.7 million was outstanding, in conjunction with the purchase of Ridge Technologies (Note 8). In the second quarter of fiscal 1999, the Company paid in full and terminated this line of credit.

        The Company had available an unsecured $17 million revolving line of credit that was to expire on December 31, 1998. No borrowings were outstanding under this line of credit as of March 31, 1998, and no borrowings were made during the first quarter of fiscal 1999. In June 1998, the Company terminated this line of credit.

4.      NOTE PAYABLE

        During fiscal 1998, the Company entered into an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") which provided the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments totaling $35.3 million. The Company signed a non-interest bearing promissory note for the $35.3 million which became due in two equal installments. The first installment was paid in January 1998. The Company and TSMC amended the promissory note to extend, indefinitely, the second installment of approximately $17.6 million which was originally due in June 1998. Management does not anticipate paying the second installment within one year, therefore, the note payable was reclassified as long-term debt in June 1998.

5.      STOCK REPURCHASES

        On January 20, 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to 10 million shares of its common stock from time to time in the open market. In July 1998, the Company reinstated this stock repurchase program, which was suspended during the period of the now terminated Symbios acquisition. During the second quarter of fiscal 1999, the Company repurchased and retired 8,261,000 shares of its common stock for approximately $97.2 million.

        On October 16, 1998, the Company's Board of Directors approved a new authorization for the repurchase of up to $200 million of the Company's common stock in the open market.

6.      STATEMENTS OF OPERATIONS

        Restructuring and other charges includes (in thousands):

                                                          Three Month Period  Three Month Period
                                                                Ended               Ended
                                                          September 30, 1998  September 30, 1997
                                                          ------------------  ------------------
        Restructuring charges (Note 9)                          $24,530            $    --
        Asset impairment and other charges (Note 10)              7,394              1,528
                                                                -------            -------
        Total                                                   $31,924            $ 1,528
                                                                =======            =======

                                                           Six Month Period    Six Month Period
                                                                 Ended              Ended
                                                          September 30, 1998   September 30, 1997
                                                          ------------------  ------------------
        Acquisition related costs (Note 8)                      $21,463            $    --
        Restructuring charges (Note 9)                           33,330                 --
        Asset impairment and other charges (Note 10)              7,394              1,528
                                                                -------            -------
        Total                                                   $62,187            $ 1,528
                                                                =======            =======

7.      NET INCOME (LOSS) PER SHARE

        The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," in the third quarter of fiscal 1998. It replaces the presentation of primary net income (loss) per share with a presentation of basic net income (loss) per share. It also requires dual presentation of basic and diluted net income (loss) per share on the face of the financial statements for all entities with complex capital structures.

        Basic net income (loss) per share is computed by dividing net income
        (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. In computing diluted net income
        (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. All prior period net income (loss) per share amounts have been presented to conform to the provisions of this statement.

        Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations assuming the standard was applied during all periods presented below.

                                                   THREE MONTH PERIOD ENDED                      THREE MONTH PERIOD ENDED
                                                      SEPTEMBER 30, 1998                             SEPTEMBER 30, 1997
                                      --------------------------------------------------    -------------------------------------
                                        INCOME               SHARES           PER-SHARE      INCOME        SHARES       PER-SHARE
                                      (NUMERATOR)         (DENOMINATOR)        AMOUNT       (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                      -----------         -------------        ------       -----------  -------------    ------
                                                                      (in thousands except per share data)
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss) available to common
  stockholders                           $(24,234)           111,583            $ (0.22)       $62,719       112,931       $ 0.56
                                                                                =======                                    ======

EFFECT OF DILUTIVE SECURITIES
Common stock equivalents                       --                 --                                --         6,519
4.75% convertible subordinated notes           --                 --                             2,043         4,452
                                        ---------          ---------                           -------       -------

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to common
  stockholders and assumed
  conversions                            $(24,234)           111,583            $ (0.22)       $64,762       123,902       $ 0.52
                                         ========           ========            ========       =======       =======       ======


                                                     SIX MONTH PERIOD ENDED                        SIX MONTH PERIOD ENDED
                                                       SEPTEMBER 30, 1998                            SEPTEMBER 30, 1997
                                       ---------------------------------------------------  --------------------------------------
                                         INCOME              SHARES            PER-SHARE      INCOME        SHARES      PER-SHARE
                                       (NUMERATOR)        (DENOMINATOR)         AMOUNT      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                       -----------        -------------         ------      -----------  -------------    ------
                                                                      (in thousands except per share data)
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss) available to common
  stockholders                         $ (101,573)           112,937          $ (0.90)         $122,408      112,470      $ 1.09
                                                                             ========                                     ======

EFFECT OF DILUTIVE SECURITIES
Common stock equivalents                       --                  --                                --        6,120
4.75% convertible subordinated notes           --                  --                             4,176        4,452
                                       ----------          ----------                         ---------      -------

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to common
  stockholders and assumed
  conversions                          $ (101,573)           112,937          $ (0.90)        $ 126,584      123,042      $ 1.03
                                       ==========          ==========        ========         =========      =======      ======

        At September 30, 1998, options to purchase 22,100,000 shares of common stock are outstanding, however, the stock options and the convertible subordinated notes are not included in the computations of diluted weighted average common shares outstanding for the second quarter and first half of fiscal 1999 because they are anti-dilutive.

        Options to purchase 249,000 and 301,000 shares of common stock were not included in the computations of diluted weighted average common shares outstanding for the second quarter and first half of fiscal 1998, respectively, because the options' exercise price was greater than the average market price of the common shares during the respective periods.

8.      RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

        On April 12, 1998, the Company received regulatory approval to acquire read channel and preamplifier ASIC technologies from Analog Devices, Inc. ("ADI") for $34 million in cash. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. On May 21, 1998, the Company acquired Ridge Technologies ("Ridge") for $21 million in common stock and assumed stock options valued at approximately $13 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of approximately $2 million and Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. Additionally, the Company incurred approximately $1 million in professional fees related to the acquisitions.

        The Company accounted for both acquisitions using the purchase method of accounting, and excluding the $65.8 million write-off of acquired in-process technology from these companies, the aggregate impact to the Company's financial position and results of operations from the acquisition dates were not material.

        The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets and liabilities acquired was based on independent appraisals and is summarized as follows (in thousands):

        Net tangible liabilities                   $ (2,752)
        In-process technology                        65,762
                                                   --------
        Goodwill and other intangible assets:
          Goodwill                                    4,798
          Covenant not to compete                     2,200
          Acquired employees                          1,375
                                                   --------
                                                      8,373
                                                   --------
        Net assets acquired                        $ 71,383
                                                   ========

        The tangible liabilities assumed exceeded the tangible assets acquired, which was comprised primarily of a line of credit (Note 3), accounts payable and fixed assets. Acquired in-process technology was written off in the period in which the acquisitions were completed, and the goodwill and other intangible assets are being amortized over respective benefit periods ranging from two to three years.

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

        During fiscal 1998, Adaptec invested $1 million in, and entered into a development and license agreement with, a venture stage company whose founder and CEO, Larry Boucher, is a director and interim CEO of Adaptec.

9.      RESTRUCTURING CHARGES

        During the quarter ended June 30, 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $8.8 million. The restructuring charge is comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the United States and the remainder were based in Singapore.

        During the quarter ended September 30, 1998, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge is a direct result of management's decision to exit certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction - Note 8), external storage, satellite networking, fibre channel and high-end proprietary ASICs (Note 15). The second quarter restructuring charge is comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of inventory, property and equipment, and other assets including goodwill associated with the storage subsystems business.

The following table sets forth an analysis of the components of the restructuring charges recorded in the first and second quarters of fiscal 1999 (in thousands):

                                          SEVERANCE
RESTRUCTURING CHARGES                        AND           ASSET         OTHER
QUARTER ENDED                              BENEFITS      WRITE-OFFS      CHARGES        TOTAL
---------------------                     ---------      ----------     --------       --------
SEPTEMBER 30, 1998
Severance and benefits                     $  9,231       $     --      $     --       $  9,231
Inventory write-offs                             --            984            --            984
Property and equipment write-offs                --          8,484            --          8,484
Contractual obligations                          --             --         3,742          3,742
Accrued lease costs                              --             --           927            927
Goodwill and other assets                        --          2,005            --          2,005
Other charges                                    --             --           605            605
Adjustment to prior quarter provision          (934)           280          (794)        (1,448)
                                           --------       --------      --------       --------

TOTAL SEPTEMBER 30, 1998                   $  8,297       $ 11,753      $  4,480       $ 24,530
                                           ========       ========      ========       ========

JUNE 30, 1998
Severance and benefits                     $  6,800       $     --      $     --       $  6,800
Property and equipment write-offs                --            950            --            950
Other charges                                    --             --         1,050          1,050
                                           --------       --------      --------       --------

TOTAL JUNE 30, 1998                        $  6,800       $    950      $  1,050       $  8,800
                                           ========       ========      ========       ========

The following table sets forth the Company's restructuring reserves as of September 30, 1998 and June 30, 1998 (in thousands):

                                  SEVERANCE
                                     AND           ASSET          OTHER
RESTRUCTURING RESERVES             BENEFITS      WRITE-OFFS       CHARGES         TOTAL
----------------------             --------      ----------       --------       --------
Restructuring charges              $  6,800       $    950       $  1,050       $  8,800
Cash paid                            (3,244)            --             --         (3,244)
Non-cash charges                       (296)          (950)            --         (1,246)
                                   --------       --------       --------       --------

BALANCE AT JUNE 30, 1998           $  3,260       $     --       $  1,050       $  4,310
                                   ========       ========       ========       ========

Restructuring charges              $  8,297       $ 11,753       $  4,480       $ 24,530
Cash paid                            (6,718)            --           (272)        (6,990)
Non-cash charges                       (338)       (11,753)            --        (12,091)
                                   --------       --------       --------       --------

BALANCE AT SEPTEMBER 30, 1998      $  4,501       $     --       $  5,258       $  9,759
                                   ========       ========       ========       ========

10.     ASSET IMPAIRMENT AND OTHER CHARGES

        The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million and $1.5 million in the second quarter of fiscal 1999 and 1998, respectively. In addition, the Company recorded executive termination costs of $3.4 million in the second quarter of fiscal 1999. There were no executive termination costs recorded in the second quarter and first half of fiscal 1998.

        In connection with the Company's restructuring activities and evaluation of long-lived assets, the Company is actively pursuing the sale of certain assets. The fair value of these assets of $7.1 million has been reclassified to assets held for sale and, as they are expected to be sold in the next year, are included in current assets as of September 30, 1998. Approximately $6.7 million of the assets held for sale relate to the sale of the high end peripheral technology solutions business unit (Note 15).

11.     INCOME TAXES

        Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. Generally, the Company's effective income tax rate has been 25%. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The Company recorded income tax benefits of $7.5 million and $11.4 million for the second quarter and first half of fiscal 1999, which it believes is recoverable for federal tax purposes based on carryback potential against taxes paid previously. The effective tax rate used to calculate the income tax benefit for the second quarter and first half of fiscal 1999, is lower than 25% primarily because of book write-offs taken in the first quarter of fiscal 1999 relating to acquired in-process technology and the write-off of goodwill taken in the second quarter of fiscal 1999, which are not deductible for tax purposes.

12.     COMPREHENSIVE INCOME

        As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this statement has no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires components of comprehensive income, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be reported in the financial statements. These amounts are not material to the Company's financial statements for the periods presented.

13.     RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 will first be adopted in the Company's fiscal 1999 annual report.

        In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this statement in the first quarter of fiscal 2000 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

14.     CONTINGENCIES

        A class action lawsuit has been filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The action alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of the federal securities laws. The complaint does not set forth purported damages. In addition, a derivative action has been filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. The Company believes both the class action lawsuit and derivative action are without merit and intends to defend itself vigorously.

        The IRS is currently auditing the Company's federal income tax returns for fiscal 1994 through 1996. No proposed adjustments have been received for these years. The Company believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

15.     SUBSEQUENT EVENTS

        In October 1998, the Company approved the cancellation and reissuance of outstanding stock options under the Company's stock option plans. Under this program, all current active employees, except for executive officers, with outstanding stock options with an exercise price in excess of $12.50 per share could exchange their stock options for new non-qualified stock options with an exercise price of $12.50 per share, the fair market value of the common stock on the exchange date. The new options maintain the vesting schedule established by the canceled stock options, however, the exercisability of the exchanged options is suspended for six months.

        In November 1998, the Company entered into a definitive agreement with Texas Instruments ("TI") whereby the Company agreed to sell certain tangible and intangible assets related to the high end peripheral technology solutions business unit for $8.6 million and license certain technology for $3.7 million. Approximately $6.7 million of assets related to the high end peripheral technology solutions business unit have been classified as assets held for sale and are included in current assets as of September 30, 1998 (Note 10). TI paid $4.6 million of the purchase price at closing with the remainder payable in two equal installments in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. The license payments are paid in varying amounts during the second quarter through the fourth quarter of fiscal 2000. In addition, TI has agreed to pay royalties ranging from 2-5% on certain products for up to five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                             Three Month                  Six Month
                                                            Period Ended                Period Ended
                                                    ----------------------------  ----------------------------
                                                    September 30,  September 30,  September 30,  September 30,
                                                         1998          1997           1998          1997
                                                    -------------  -------------  -------------  -------------
Net revenues                                             100.0%         100.0%         100.0%         100.0%
Cost of revenues                                          43.8           37.6           44.0           38.6
                                                       -------        -------        -------       --------
Gross margin                                              56.2           62.4           56.0           61.4
                                                       -------        -------        -------       --------
Operating expenses:
  Research and development                                28.4           15.2           26.1           14.8
  Sales, marketing and administrative                     31.0           18.6           28.6           18.3
  Write-off of acquired in-process technology               --             --           20.3             --
  Restructuring and other charges                         22.2            0.5           19.2            0.3
                                                       -------        -------        -------       --------
Total operating expenses                                  81.6           34.3           94.2           33.4
                                                       -------        -------        -------       --------
Income (loss) from operations                            (25.4)          28.1          (38.2)          28.0
Interest income                                            5.5            3.0            5.3            2.8
Interest expense                                          (2.1)          (1.0)          (1.9)          (1.1)
                                                       -------        -------        -------       --------
Income (loss) before provision (benefit) for
  income taxes                                           (22.0)          30.1          (34.8)          29.7
Provision (benefit) for income taxes                      (5.2)           7.5           (3.5)           7.4
                                                       -------        -------        -------       --------
Net income (loss)                                        (16.8)%         22.6%         (31.3)%         22.3%
                                                       =======        =======        =======       ========

NET REVENUES

The Company's net revenues are derived from the sale of high performance I/O solutions, including proprietary ASICs, advanced SCSI and RAID host adapter boards and software solutions. The Company sells it products primarily in the desktop, server and workstation markets. Net revenues for the second quarter ended September 30, 1998 were $143.9 million, a decrease of 48.2% from the same period of fiscal 1998. Net revenues for the first half of fiscal 1999 were $324.6 million, a decrease of 40.9% from the corresponding period of fiscal 1998.

The decline in net revenue for the second quarter and first half of fiscal 1999 as compared to the second quarter and first half of fiscal 1998 was due to a combination of factors. Revenues from SCSI host adapter boards declined as the Company focused on reducing inventory in the distribution channel and as a result of Ultra-DMA penetration in the desktop market. Ultra-DMA has not had a material effect on revenue derived from the workstation and server markets. Revenue from the sale of proprietary ASICs declined as a result of continued weakness in the disk drive industry. Revenue was further constrained by continuing weakness in the Asian markets.

The Company anticipates an increase in host adapter revenue in the third quarter of fiscal 1999 as compared to the second quarter. This increase will be a result of increased shipments due to normal distribution channel demand as a result of the reduction of distribution channel inventories in the second quarter and seasonality. The increase in host adapter revenue will be partially offset by a sequential decline from the second quarter in proprietary ASIC revenue.

GROSS MARGIN

Gross margins for the second quarter and first half of fiscal 1999 were 56.2% and 56.0%, respectively, compared to 62.4% and 61.4% for the second quarter and first half of fiscal 1998, respectively. The decline in gross margin is primarily a result of unutilized manufacturing capacity. Gross margin was also impacted by shifts to newer products with higher manufacturing costs. Gross margin for the third quarter of fiscal 1999 is expected to be in the range experienced in the last four quarters.

OPERATING EXPENSES

Excluding non-recurring charges for restructuring, the write-off of acquired in-process technology, impaired assets and executive termination costs, operating expenses as a percentage of net revenues for the second quarter and first half of fiscal 1999 were 59.4% and 54.8%, respectively, versus 33.8% and 33.1%, of the corresponding periods of fiscal 1998. The increase as a percentage of net revenues is primarily attributable to decreased revenue. Year over year, operating expenses declined by 8.9% in the second quarter and 2.4% in the first half of fiscal 1999. The declines are attributable to Company-wide cost reduction programs which included a reduction in force and the curtailment of costs related to the exit of certain unprofitable activities.

During the first and second quarter of fiscal 1999, the Company completed a reduction in workforce of approximately 850 employees, of which approximately 350 related to manufacturing activities, and exited certain unprofitable activities in order to bring operating expenses in line with revenue. The Company incurred $8.8 million and $24.5 million in the first and second quarter of fiscal 1999 related to these restructuring activities. The second quarter charge is net of an adjustment of $1.4 million related to the charge recorded in the first quarter. The restructuring charges consisted of severance and benefits of $6.8 million and $8.3 million, asset write-offs of $1.0 and $11.8 million, facilities and other costs of $1.1 million and $4.5 million, for the first and second quarter of fiscal 1999, respectively. During the first and second fiscal quarters, the Company recorded non-cash charges of $1.2 million and $12.1 million, respectively, and expended $3.2 million and $7.0 million, respectively, of cash related to these restructuring activities. The balance of the remaining cash outlay is expected to occur in the second half of fiscal 1999.

During the first quarter of fiscal 1999, the Company acquired complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $65.8 million. Additionally, the Company incurred $21.5 million in costs related to the termination of the Symbios acquisition.

The Company also recorded a charge of $4.0 million and $3.4 million in the second quarter of fiscal 1999 related to the impairment of long-lived assets and executive termination costs, respectively. The impairment in fiscal 1999 occurred primarily as a result of a drop in production volume which has made certain test equipment unnecessary. In the second quarter of fiscal 1998 the Company recorded a charge of $1.5 million related to the impairment of goodwill.

Based on the cost reduction programs implemented in the first half of fiscal 1999, the Company anticipates that operating expenses will decline sequentially in the second half of fiscal 1999.

INTEREST AND INCOME TAXES

Interest income for the second quarter and first half of fiscal 1999 was $7.9 million and $17.0 million, respectively, compared to $8.4 million and $15.4 million for the corresponding periods of fiscal 1998. The year to date increase resulted primarily from higher average cash, cash equivalents and short term investment balances.

Interest expense for the second quarter and first half of fiscal 1999 is related to the convertible subordinated notes and remained consistent at $3.0 and $6.1 million, respectively, as compared to the corresponding periods in the prior year.

Interest income could decline in the third quarter of fiscal 1999 if the Company liquidates investments to repurchase common stock. The Company does not anticipate any material change in interest expense for the three months ended December 31, 1998.

The Company recorded an income tax benefit of $11.4 million in the first half of fiscal 1999, representing 10.0% of the loss before benefit for income taxes compared to a $40.8 million provision for income taxes or 25% of income before provision for income taxes in the comparable period of fiscal 1998. The Company believes the income tax benefit recorded in the first half of fiscal 1999 is recoverable for federal tax purposes based on carryback potential against taxes paid previously. Generally, the Company's effective tax rate has been 25%. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The effective tax rate used to calculate the income tax benefit for the first half of fiscal 1999 is lower than 25% primarily as a result of book write-offs of acquired in-process technology and goodwill, which are not deductible for tax purposes. Excluding the effect of these write-offs, the Company's effective tax rate for the three and six month periods ended September 30, 1998 was 25%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition at September 30, 1998 remains strong, with a ratio of current assets to current liabilities of 7.7:1, compared to 7.1:1 at March 31, 1998. The Company ended the quarter with cash, cash equivalents and short-term investments of $614 million.

The Company generated approximately $71.8 million of cash from operations during the first half of fiscal 1999. The primary sources of cash from operations were net income (adjusted for non-cash charges for depreciation, amortization, acquired in-process technology, asset impairment and stock options) of $12.2 million, a decrease in accounts receivable of $66.9 million (primarily related to lower revenue and increased collections as a result of relatively linear shipments in the second quarter), a decrease in inventory of $14.9 million offset by a reduction in accounts payable of $12.2 million.

Cash used for investing activities during the first half of fiscal 1999 was approximately $10.6 million consisting primarily of net purchases of property, plant and equipment ($28.7 million) and the purchase of certain net assets in connection with acquisitions ($34.1 million) offset by sales of marketable securities ($52.2 million). The Company also purchased all of the outstanding shares of Ridge Technologies, Inc. ("Ridge") not owned by it for $21 million in company stock and assumed stock options valued at approximately $13 million.

Cash used for financing activities during the first half of fiscal 1999 was approximately $92.8 million consisting of stock repurchases of $97.2 million and debt repayments of $5.6 million offset by proceeds from stock issuances of $10.0 million.

The Company is authorized to repurchase shares of its common stock in the open market. The Company repurchased 8,261,000 shares of its common stock, at an average price of $11.77 per share during the six months ended September 30, 1998, for a total cash outlay of approximately $97.2 million. In October 1998, the Board of Directors approved a new stock repurchase program under which up to $200 million in additional repurchases may be made.

As of September 30, 1998, the Company's principal sources of liquidity consist of $614 million of cash, cash equivalents and short-term investments. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of the PC and disk drive industries and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

YEAR 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

During fiscal 1998, the Company completed implementation of Enterprise Resource Planning (ERP) software to replace the Company's core business applications, which support sales and customer service, manufacturing, distribution, and finance and accounting. The ERP software was selected not only because it was Year 2000 compliant, but more importantly, to add functionality and efficiency to the business processes of the Company.

The Company also began a project to analyze and assess the remainder of its business not addressed by the ERP software such as other computer and network hardware and software, production process controllers, equipment, and the products it sells. Internal and external resources are being used to complete any required modification and test Year 2000 Compliance. The Company presently believes that its products are year 2000 compliant. Furthermore, with the replacement or upgrade of its internal use software, which is primarily commercial off the shelf software, and non-compatible hardware, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company or its customers. Successful completion of the testing process of all significant applications is expected by March 31, 1999.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing various assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 compliant. It is also in the process of a contingency plan for the remaining significant applications and systems, which it expects to complete by March 31, 1999.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's future revenues, gross margins, operating expenses, interest and income taxes, and any other statements covering the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

Future Operating Results Subject to Fluctuation. In the second half of fiscal 1998 and the first half of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, the first half of fiscal 1999 was significantly impacted by one time charges including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets and terminations of senior executives. In the future, the

Company's operating results may fluctuate as a result of these factors and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its host interface solutions and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short term, if revenues do not meet the Company's expectations, as happened in the fourth quarter of fiscal 1998, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter which do not meet the expectations of securities analysts are likely to cause volatility in the price of the Company's Common Stock.

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

Certain Risks Associated With Acquisitions. Since the beginning of fiscal 1996, the Company has completed the acquisition of 13 complementary companies and businesses. As part of its overall strategy, the Company may continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

Certain Risks Associated with Restructuring. During the first and second quarter of fiscal 1999, the Company decided to exit certain activities and undertook certain restructuring actions. In connection with these actions, the Company effected a workforce reduction of 850 people. There is no assurance that these actions will be successful or have a positive impact on results of operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations.

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

Certain Issues Related to Distributors. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a materially adverse effect on its business or operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. In addition, there has recently been an industry trend towards the elimination of price protection and distributor incentive programs and channel assembly. These trends could result in a change in distributor business habits, with distributors possibly deciding to decrease the amount of product held so as to reduce inventory levels and this in turn could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results. In addition, as occurred in the second quarter of fiscal 1999, the Company may from time to time take actions to reduce inventory levels at distributors. These actions could reduce the Company's revenues in any given quarter and give rise to fluctuations in the Company's operating results.

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

Natural Disasters. The Company's corporate headquarters are located near major earthquake faults. Any damage to the Company's information systems caused as a result of an earthquake, fire or any other natural disasters could have a material adverse effect on the Company's business, results of operations and financial condition.

Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, as occurred in the first half of fiscal 1999, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance such as those recently evidenced by the financial turmoil in Asia. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods.

PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

              EXHIBIT
               NUMBER                    DESCRIPTION
              -------                    -----------
               27.1            Financial Data Schedule for the quarter
                               ended September 30, 1998

(b) Reports on Form 8-K:

              (i) Report on Form 8-K filed September, 25, 1998, containing
                  Adaptec, Inc.'s news releases dated September 9 and 17, 1998 with respect to cost cutting actions and one-time charges.

             (ii) Report on Form 8-K filed October 26, 1998, containing
                  Adaptec, Inc.'s news releases dated October 19 and 20, 1998, with respect to the authorization to repurchase common stock and the appointment of a president and chief financial officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADAPTEC, INC.

                                  By: /s/ ANDREW J. BROWN
                                      -----------------------------------
                                      Andrew J. Brown, Vice President and
                                      Chief Financial Officer (Principal
                                      Accounting Officer)


Date: November 12, 1998

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule