Form 10-Q
period 1998-12-31
ADAPTEC INC
filed 1999-02-11
CIK 709804

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                               Yes [X]     No [ ]

     The number of shares outstanding of the Company's common stock as of January 1, 1999 was 107,761,383.

     This document consists of 28 pages, excluding exhibits, of which this is page 1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              -------
Part I. Financial Information

  Item 1. Financial Statements:
     Condensed Consolidated Statements of Operations........        3
     Condensed Consolidated Balance Sheets..................        4
     Condensed Consolidated Statements of Cash Flows........        5
     Notes To Condensed Consolidated Financial Statements...   6 - 15

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations:
     Results of Operations..................................  16 - 20
     Liquidity and Capital Resources........................  20 - 21
     Factors Affecting Future Operating Results.............  21 - 26

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K..................       27

Signatures..................................................       28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTH                   NINE MONTH
                                                    PERIOD ENDED                  PERIOD ENDED
                                             ---------------------------   ---------------------------
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1998           1997           1998           1997
                                             ------------   ------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................    $183,872       $254,163       $508,424       $803,693
Cost of revenues...........................      74,719         95,304        217,544        307,328
                                               --------       --------       --------       --------
Gross profit...............................     109,153        158,859        290,880        496,365
                                               --------       --------       --------       --------
Operating expenses:
  Research and development.................      35,156         45,782        119,970        126,881
  Sales, marketing and administrative......      41,834         63,312        134,661        164,291
  Write-off of acquired in-process
     technology............................          --             --         65,762             --
  Restructuring and other charges..........          --          5,187         62,187          6,715
                                               --------       --------       --------       --------
Total operating expenses...................      76,990        114,281        382,580        297,887
                                               --------       --------       --------       --------
Income (loss) from operations..............      32,163         44,578        (91,700)       198,478
Interest income............................       7,916          9,375         24,961         24,775
Interest expense...........................      (2,992)        (3,026)        (9,106)        (9,116)
                                               --------       --------       --------       --------
Income (loss) from operations before
  provision (benefit) for income taxes.....      37,087         50,927        (75,845)       214,137
Provision (benefit) for income taxes.......      10,385         14,852           (974)        55,654
                                               --------       --------       --------       --------
Income (loss) before cumulative effect of
  change in accounting principle...........      26,702         36,075        (74,871)       158,483
Cumulative effect of a change in accounting
  principle, net of tax benefit............          --         (9,000)            --         (9,000)
                                               --------       --------       --------       --------
Net income (loss)..........................    $ 26,702       $ 27,075       $(74,871)      $149,483
                                               ========       ========       ========       ========
Net income (loss) per common share:
  Basic
     Income (loss) before change in
       accounting principle................    $   0.25       $   0.32       $  (0.67)      $   1.40
     Cumulative effect of change in
       accounting principle................          --          (0.08)            --          (0.08)
                                               --------       --------       --------       --------
  Net income (loss)........................    $   0.25       $   0.24       $  (0.67)      $   1.32
                                               ========       ========       ========       ========
  Diluted
     Income (loss) before change in
       accounting principle................    $   0.24       $   0.30       $  (0.67)      $   1.34
     Cumulative effect of change in
       accounting principle................          --          (0.07)            --          (0.07)
                                               --------       --------       --------       --------
     Net income (loss).....................    $   0.24       $   0.23       $  (0.67)      $   1.27
                                               ========       ========       ========       ========
Shares used in computing net income (loss)
  per share:
  Basic....................................     108,040        113,666        111,274        112,868
                                               --------       --------       --------       --------
  Diluted..................................     110,881        124,444        111,274        122,919
                                               ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998           1998
                                                              ------------    ----------
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $  262,648     $  227,183
  Marketable securities.....................................      392,906        470,199
  Accounts receivable, net..................................       80,357        136,476
  Inventories...............................................       48,600         71,297
  Prepaid expenses and other................................      108,674         85,939
                                                               ----------     ----------
          Total current assets..............................      893,185        991,094
Property and equipment, net.................................      185,551        194,798
Other assets................................................       38,439         89,337
                                                               ----------     ----------
                                                               $1,117,175     $1,275,229
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................   $       --     $      850
  Note payable..............................................           --         17,640
  Accounts payable..........................................       36,945         48,047
  Accrued liabilities.......................................       78,778         73,947
                                                               ----------     ----------
          Total current liabilities.........................      115,723        140,484
                                                               ----------     ----------
Convertible subordinated notes..............................      230,000        230,000
                                                               ----------     ----------
Stockholders' equity:
  Common stock..............................................          108            114
  Additional paid-in capital................................      236,847        295,263
  Retained earnings.........................................      534,497        609,368
                                                               ----------     ----------
          Total stockholders' equity........................      771,452        904,745
                                                               ----------     ----------
                                                               $1,117,175     $1,275,229
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTH PERIOD ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Net cash provided by operating activities...................   $ 120,159       $ 222,013
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with
  acquisitions accounted for under the purchase method of
  accounting, net of cash acquired..........................     (34,126)             --
Sale of certain net assets in connection with business
  divestitures..............................................       4,543              --
Purchases of property and equipment.........................     (32,203)        (73,564)
(Purchases) sales of marketable securities, net.............      77,293        (350,896)
                                                               ---------       ---------
Net cash provided for (used for) investing activities.......      15,507        (424,460)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock.....................      11,863          33,637
Repurchases of common stock.................................    (106,514)             --
Principal payments on debt..................................      (5,550)         (2,550)
                                                               ---------       ---------
Net cash provided by (used for) financing activities........    (100,201)         31,087
                                                               ---------       ---------
Net increase (decrease) in cash and cash equivalents........      35,465        (171,360)
Cash and cash equivalents at beginning of period............     227,183         318,075
                                                               ---------       ---------
Cash and cash equivalents at end of period..................   $ 262,648       $ 146,715
                                                               =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated, interim financial statements have been prepared on a consistent basis with the March 31, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 9 through 12 and 14, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. For presentation purposes, the Company has indicated its third quarter as having ended on December 31, whereas in fact, the Company's third quarter of fiscal 1999 and 1998 ended on January 1, 1999 and January 2, 1998, respectively. The results of operations for the three and nine month periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the entire year. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

 2. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                           1998          1998
                                                       ------------    ---------
Raw materials........................................    $13,117        $17,728
Work in process......................................      7,943         18,415
Finished goods.......................................     27,540         35,154
                                                         -------        -------
                                                         $48,600        $71,297
                                                         =======        =======

 3. LINE OF CREDIT

     In May 1998, the Company assumed a $6.8 million unsecured revolving line of credit, of which $4.7 million was outstanding, in conjunction with the purchase of Ridge Technologies (Note 9). In the second quarter of fiscal 1999, the Company paid in full and terminated this line of credit.

     The Company had available an unsecured $17 million revolving line of credit that was to expire on December 31, 1998. No borrowings were outstanding under this line of credit as of March 31, 1998, and no borrowings were made during the first quarter of fiscal 1999. In June 1998, the Company terminated this line of credit.

 4. TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENT

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

     In the first quarter of fiscal 1999, the Company and TSMC amended the promissory note to extend, indefinitely, the second installment of approximately $17.6 million which was originally due in June 1998, and the amount was reclassified as long-term debt as of June 30, 1998.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

     In December 1998, the Company and TSMC terminated this agreement and cancelled the second installment. In addition, TSMC agreed to refund the first installment of $17.7 million payable in four equal installments over the next four quarters, commencing December 1998. The first quarterly payment was received by the Company in February 1999. Long-term debt and Other assets have been reduced by $17.6 million representing the cancellation of the second installment.

     In January 1999, the Company and TSMC amended its existing wafer fabrication agreements to extend the wafer fabrication capacity an additional two years through December 31, 2002. Additionally, TSMC agreed to refund the Company an additional $5.4 million payable in four equal installments over the next four quarters, commencing January 1999.

 5. STATEMENTS OF OPERATIONS

     Restructuring and other charges includes (in thousands):

                                                  THREE MONTH         THREE MONTH
                                                 PERIOD ENDED        PERIOD ENDED
                                               DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------
Asset impairment and other charges (Note
  11)........................................       $    --             $5,187
                                                    =======             ======

                                                  NINE MONTH          NINE MONTH
                                                 PERIOD ENDED        PERIOD ENDED
                                               DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------
Acquisition related costs (Note 9)...........       $21,463             $   --
Restructuring charges (Note 10)..............        33,330                 --
Asset impairment and other charges (Note
  11)........................................         7,394              6,715
                                                    -------             ------
          Total..............................       $62,187             $6,715
                                                    =======             ======

 6. STOCK REPURCHASES

     On January 20, 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to 10 million shares of its common stock from time to time in the open market. During the second quarter of fiscal 1999, the Company repurchased and retired 8,261,000 shares of its common stock for approximately $97.2 million. On October 16, 1998, the Company's Board of Directors authorized an additional repurchase of up to $200 million of the Company's common stock in the open market. In the third quarter of fiscal 1999, the Company repurchased an additional 485,000 shares of its common stock for approximately $9.3 million.

 7. STOCK REPRICING

     In October 1998, the Company approved the cancellation and reissuance of outstanding stock options under the Company's stock option plans. Under this program, all current active employees, except for executive officers, with outstanding stock options with an exercise price in excess of $12.50 per share could exchange their stock options for new non-qualified stock options with an exercise price of $12.50 per share, the fair market value of the common stock on the exchange date. The new options maintain the vesting schedule established by the canceled stock options, however, the exercisability of the exchanged options is suspended until April 1999.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

 8. NET INCOME (LOSS) PER SHARE

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations.

                                        THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                            DECEMBER 31, 1998                         DECEMBER 31, 1997
                                 ---------------------------------------   ---------------------------------------
                                   INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 -----------   -------------   ---------   -----------   -------------   ---------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Basic net income per share
Net income available to common
  stockholders.................   $ 26,702        108,040       $ 0.25      $ 27,075        113,666        $0.24
                                                                ======                                     =====
Effect of Dilutive Securities
Common stock equivalents.......         --          2,841                         --          6,326
4.75% convertible subordinated
  notes........................         --             --                      2,043          4,452
                                  --------        -------                   --------        -------
Diluted net income per share
Net income available to common
  stockholders and assumed
  conversions..................   $ 26,702        110,881       $ 0.24      $ 29,118        124,444        $0.23
                                  ========        =======       ======      ========        =======        =====

                                         NINE MONTH PERIOD ENDED                   NINE MONTH PERIOD ENDED
                                            DECEMBER 31, 1998                         DECEMBER 31, 1997
                                 ---------------------------------------   ---------------------------------------
                                   INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 -----------   -------------   ---------   -----------   -------------   ---------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Basic net income (loss) per
  share
Net income (loss) available to
  common stockholders..........   $(74,871)       111,274       $(0.67)     $149,483        112,868        $1.32
                                                                ======                                     =====
Effect of Dilutive Securities
Common stock equivalents.......         --             --                         --          5,599
4.75% convertible subordinated
  notes........................         --             --                      6,218          4,452
                                  --------        -------                   --------        -------
Diluted net income (loss) per
  share
Net income (loss) available to
  common stockholders and
  assumed conversions..........   $(74,871)       111,274       $(0.67)     $155,701        122,919        $1.27
                                  ========        =======       ======      ========        =======        =====

     For the three months ended December 31, 1998, options to purchase 4,187,000 shares of common stock were not included in the computation of diluted weighted average common shares outstanding because the options' exercise price was greater than the average market price of the common shares during the period. The conversion of 4,452,000 shares of common stock related to the Convertible Subordinated notes was also not included in the computation of diluted net income per share for the three months ended December 31, 1998, as the impact was anti-dilutive.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

     For the nine months ended December 31, 1998, options to purchase 20,981,000 shares of common stock were outstanding, however the stock options and the Convertible Subordinated Notes were not included in the computation of diluted net loss per share because they were anti-dilutive.

     For the three and nine months ended December 31, 1997, options to purchase 631,000 shares of common stock were not included in the computations of diluted weighted average common shares outstanding because the options' exercise price was greater than the average market price of the common shares during the respective periods.

9. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

     On April 12, 1998, the Company received regulatory approval to acquire read channel and preamplifier ASIC technologies from Analog Devices, Inc. ("ADI") for $34 million in cash. ADI was incorporated into the mainstream peripheral technology solutions business. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. On May 21, 1998, the Company acquired Ridge Technologies ("Ridge"), a development stage company, for $21 million in common stock and assumed stock options valued at approximately $13 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of approximately $2 million and Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. Additionally, the Company incurred approximately $1 million in professional fees related to the acquisitions.

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

     The preliminary allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets and liabilities acquired was based on independent appraisals and is summarized as follows (in thousands):

Net tangible liabilities....................................  $(2,752)
In-process technology.......................................   65,762
                                                              -------
Goodwill and other intangible assets:
  Goodwill..................................................    4,798
  Covenant not to compete...................................    2,200
  Acquired employees........................................    1,375
                                                              -------
                                                                8,373
                                                              -------
Net assets acquired.........................................  $71,383
                                                              =======

     The tangible liabilities assumed exceeded the tangible assets acquired, which was comprised primarily of a line of credit (Note 3), accounts payable and fixed assets. Acquired in-process technology was written off in the period in which the acquisitions were completed. The goodwill and other intangible assets were written off in August 1998 and January 1999 as a result of exiting the storage subsystem (Ridge) and the mainstream peripheral technology solutions businesses, respectively (Notes 10 and 12).

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

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

     During fiscal 1998, Adaptec invested $1 million in, and entered into a development and license agreement with, a venture stage company whose founder and CEO, Larry Boucher, is a director and interim CEO of Adaptec.

10. RESTRUCTURING CHARGES

     During the quarter ended June 30, 1998, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $8.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the United States and the remainder were based in Singapore.

     During the quarter ended September 30, 1998, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was a direct result of management's decision to exit certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction -- Note 9), external storage, satellite networking, fibre channel and high-end peripheral technology solutions. The second quarter restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of inventory, property and equipment, and other assets including goodwill associated with the storage subsystems business.

     In February, the Company announced that it expects to initiate and complete a restructuring plan by the end of the fourth fiscal quarter of 1999 primarily related to reducing the infrastructure that supported businesses recently divested. The restructuring plan has not yet been finalized; therefore, the Company cannot quantify the associated costs at this time. The Company anticipates these costs may include severance and benefits related to the involuntary termination of employees and asset impairments.

     The following table sets forth an analysis of the components of the restructuring charges recorded in the first and second quarters of fiscal 1999 (in thousands):

                                                      SEVERANCE
               RESTRUCTURING CHARGES                     AND         ASSET        OTHER
                   QUARTER ENDED                      BENEFITS     WRITE-OFFS    CHARGES     TOTAL
               ---------------------                  ---------    ----------    -------    -------
SEPTEMBER 30, 1998
Severance and benefits..............................   $9,231       $    --      $   --     $ 9,231
Inventory write-offs................................       --           984          --         984
Property and equipment write-offs...................       --         8,484          --       8,484
Contractual obligations.............................       --            --       3,742       3,742
Accrued lease costs.................................       --            --         927         927
Goodwill and other assets...........................       --         2,005          --       2,005
Other charges.......................................       --            --         605         605
Adjustment to prior quarter provision...............     (934)          280        (794)     (1,448)
                                                       ------       -------      ------     -------
Total September 30, 1998............................   $8,297       $11,753      $4,480     $24,530
                                                       ======       =======      ======     =======
JUNE 30, 1998
Severance and benefits..............................   $6,800       $    --      $   --     $ 6,800
Property and equipment write-offs...................       --           950          --         950
Other charges.......................................       --            --       1,050       1,050
                                                       ------       -------      ------     -------
Total June 30, 1998.................................   $6,800       $   950      $1,050     $ 8,800
                                                       ======       =======      ======     =======

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

     The following table sets forth the Company's restructuring reserves (in thousands):

                                                    SEVERANCE
                                                       AND         ASSET        OTHER
              RESTRUCTURING RESERVES                BENEFITS     WRITE-OFFS    CHARGES     TOTAL
              ----------------------                ---------    ----------    -------    --------
Restructuring charges.............................   $ 6,800      $    950     $ 1,050    $  8,800
Cash paid.........................................    (3,244)           --          --      (3,244)
Non-cash charges..................................      (296)         (950)         --      (1,246)
                                                     -------      --------     -------    --------
Balance at June 30, 1998..........................   $ 3,260      $     --     $ 1,050    $  4,310
                                                     =======      ========     =======    ========
Restructuring charges.............................   $ 8,297      $ 11,753     $ 4,480    $ 24,530
Cash paid.........................................    (6,718)           --        (272)     (6,990)
Non-cash charges..................................      (338)      (11,753)         --     (12,091)
                                                     -------      --------     -------    --------
Balance at September 30, 1998.....................   $ 4,501      $     --     $ 5,258    $  9,759
                                                     =======      ========     =======    ========
Cash paid.........................................   $(3,742)     $     --     $(1,794)   $ (5,536)
                                                     -------      --------     -------    --------
Balance at December 31, 1998......................   $   759      $     --     $ 3,464    $  4,223
                                                     =======      ========     =======    ========

11. ASSET IMPAIRMENT AND OTHER CHARGES

     The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million and $6.7 million in the first nine months of fiscal 1999 and 1998, respectively. In addition, the Company recorded executive termination costs of $3.4 million in the first nine months of fiscal 1999.

     In connection with the Company's restructuring activities and evaluation of long-lived assets, the Company is actively pursuing the sale of certain assets. As of September 30, 1998, the Company had $7.1 million in assets held for sale which are included in current assets. Approximately $6.7 million related to the sale of the high end peripheral technology solutions business to Texas Instruments, Inc. ("TI"), which was completed in November 1998 (Note 12). As of December 31, 1998, $0.4 million, representing the net realizable value of these assets, remain in assets held for sale and are expected to be sold within the next 6 months.

12. BUSINESS DIVESTITURES

     On November 6, 1998, the Company entered into a definitive agreement with Texas Instruments, Inc. ("TI") under which certain assets of the Company's high end peripheral technology solutions business were transferred to TI for approximately $8.5 million in cash, including sales tax reimbursement of $0.2 million. The Company received cash proceeds of approximately $4.5 million upon consummation of the asset purchase agreement. The outstanding balance of $4.0 million is due and payable in two equal installments scheduled for February and May of 1999. Additionally, the Company agreed to license certain technologies to TI for $3.7 million. The license payments are due and payable in varying amounts during the second quarter through the fourth quarter of fiscal 2000. In addition, TI agreed to pay royalties ranging from 2-5% on certain products for up to five years. Approximately $6.7 million of assets related to the high end peripheral technology solutions business classified as assets held for sale and included in current assets as of September 30, 1998, were transferred to TI in November 1998.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

     On November 12, 1998, the Company entered into a definitive agreement with Jaycor Networks, Inc. ("JNI") whereby the Company agreed to contribute certain tangible and intangible assets related to the fibre channel product line in exchange for ownership interest in the company. The Company's ownership percentage is 6.7% with warrants to purchase additional shares upon successful completion of various milestones by JNI. The aggregate price of the warrants is nominal and would represent an additional 11.7% ownership by the Company upon exercise. In addition, the Company has agreed to provide JNI with certain other manufacturing services and lease space to JNI in one of the Company's facilities for a transitionary period of time. The Company and JNI also entered into a cross-license agreement whereby JNI will pay royalties on certain products and the Company will license certain technologies from JNI royalty-free.

     On November 25, 1998, the Company entered into a definitive agreement with Chaparral Technologies, Inc. ("Chaparral") whereby the Company agreed to contribute certain tangible and intangible assets related to the external storage product line for 19.9% of the outstanding stock of Chaparral. In addition, the Company has agreed to provide certain other manufacturing services and lease space in one of the Company's facilities for a transitionary period of time. The Company and Chaparral also entered into a cross-license agreement whereby Chaparral will pay royalties on certain products manufactured by Adaptec or other manufacturers, respectively. Adaptec will license certain technologies from Chaparral royalty-free in order to manufacture product for Chaparral.

     On December 18, 1998, the Company entered into a definitive agreement with BroadLogic, Inc. ("BroadLogic") whereby the Company agreed to contribute certain tangible and intangible assets related to the satellite networking product line in exchange for 19.9% of the outstanding stock of BroadLogic and warrants to purchase common stock at $4.00 per share. In addition, the Company has agreed to provide certain other manufacturing services and lease space to BroadLogic in one of the Company's facilities for a transitionary period of time. The Company and BroadLogic also entered into a royalty-free cross-license agreement.

     On January 15, 1999, the Company consummated an agreement with STMicroelectronics, Inc. ("ST") under which ST acquired certain assets and obtained certain intellectual property rights of the Company's mainstream peripheral technology solutions business for an aggregate purchase price of $72.1 million in cash, including sales tax reimbursement of $0.4 million. The Company received all of the cash proceeds in January 1999 and expects to record a gain of approximately $25.0 million (net of taxes of $20.5 million) in the fourth quarter of fiscal 1999. In addition, the Company has agreed to provide certain other manufacturing services and lease space to ST in one of the Company's facilities for a transitionary period of time. The Company and ST also entered into a royalty-free cross-license agreement.

     The Company's investments in JNI, Chaparral and BroadLogic approximate fair value. The combined investments are less than $1.0 million and are not considered material to the Company's financial position for the periods presented.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

     The following unaudited pro forma results of operations of the Company give effect to the sale of the PTS business to TI and ST as though the transactions had occurred at the beginning of the periods presented. The unaudited pro forma financial results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred or which may exist or be obtained in the future.

                                                             PRO FORMA                      PRO FORMA
                                                            THREE MONTH                    NINE MONTH
                                                           PERIOD ENDED                   PERIOD ENDED
                                                    ---------------------------    ---------------------------
                                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                        1998           1997            1998           1997
                                                    ------------   ------------    ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues......................................    $159,606       $194,393        $423,633       $599,167
Cost of revenues..................................      56,752         63,174         158,244        199,021
                                                      --------       --------        --------       --------
Gross profit......................................     102,854        131,219         265,389        400,146
Operating expenses:
  Research and development........................      27,267         34,447          90,805         91,674
  Sales, marketing and administrative.............      39,986         58,386         126,603        153,390
  Write-off of acquired in-process technology.....          --             --          39,382             --
  Restructuring and other charges.................          --          3,500          62,187          3,500
                                                      --------       --------        --------       --------
Total operating expenses..........................      67,253         96,333         318,977        248,564
                                                      --------       --------        --------       --------
Income (loss) from operations.....................      35,601         34,886         (53,588)       151,582
Interest income...................................       7,916          9,375          24,961         24,775
Interest expense..................................      (2,992)        (3,026)         (9,106)        (9,116)
                                                      --------       --------        --------       --------
Income (loss) from operations before provision
  (benefit) for income taxes......................      40,525         41,235         (37,733)       167,241
Provision (benefit) for income taxes..............      11,348         11,727           2,063         43,228
                                                      --------       --------        --------       --------
Income (loss) before cumulative effect of change
  in accounting principle.........................      29,177         29,508         (39,796)       124,013
Cumulative effect of a change in accounting
  principle, net of tax benefit...................          --         (9,000)             --         (9,000)
                                                      --------       --------        --------       --------
Net income (loss).................................    $ 29,177       $ 20,508        $(39,796)      $115,013
                                                      ========       ========        ========       ========
Net income (loss) per common share:
  Basic
    Income (loss) before change in accounting
      principle...................................    $   0.27       $   0.26        $  (0.36)      $   1.10
    Cumulative effect of change in accounting
      principle...................................          --          (0.08)             --          (0.08)
                                                      --------       --------        --------       --------
    Net income....................................    $   0.27       $   0.18        $  (0.36)      $   1.02
                                                      --------       --------        --------       --------
  Diluted
    Income (loss) before change in accounting
      principle...................................    $   0.26       $   0.25        $  (0.36)      $   1.04
    Cumulative effect of change in accounting
      principle...................................          --          (0.08)             --          (0.07)
                                                      --------       --------        --------       --------
    Net income....................................    $   0.26       $   0.17        $  (0.36)      $   0.97
                                                      ========       ========        ========       ========
Shares used in computing net income (loss) per
  share:
  Basic...........................................     108,040        113,666         111,274        112,868
                                                      --------       --------        --------       --------
  Diluted.........................................     110,881        119,992         111,274        119,057
                                                      --------       --------        --------       --------

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

13. INCOME TAXES

     Income tax provisions (benefits) for the interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. In the third quarter of fiscal 1999, the Company changed its effective tax rate from 25% to 28% due to a geographic shift of earnings resulting from restructurings and business divestitures. The Company recorded an income tax provision of $10.4 million in the third quarter of fiscal 1999, and an income tax benefit of $1.0 million for the first nine months of fiscal 1999, which it believes is fully recoverable for income tax purposes based on carry back potential against taxes paid previously. The effective tax rate used to calculate the income tax benefit for the first nine months of fiscal 1999 is lower than 28% primarily due to book write-offs taken in the first quarter of fiscal 1999 relating to acquired in process technology and the write-off of goodwill taken in the second quarter of fiscal 1999 for which no tax benefit will be derived.

14. CHANGE IN ACCOUNTING POLICY FOR BUSINESS PROCESS REENGINEERING COSTS

     On November 20, 1997, the Emerging Issues Task Force (EITF) for the Financial Accounting Standards Board issued EITF 97-13, "Accounting for costs incurred in connection with a consulting contract that combines business process reengineering and information technology transformation." EITF 97-13 requires that business process reengineering costs incurred in connection with an overall information technology transformation project be expensed as incurred. The transition provisions of EITF 97-13 require that companies that had previously capitalized such business process reengineering costs charge off any unamortized amount as the cumulative effect of a change in accounting principle during the quarter which included November 20, 1997. The cumulative effect of the change to the Company was to decrease net income by $9 million (net of a tax benefit of $3 million).

15. COMPREHENSIVE INCOME

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

16. RECENT ACCOUNTING PRONOUNCEMENTS

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

                                 ADAPTEC, INC.

                               DECEMBER 31, 1998
                                  (UNAUDITED)

17. CONTINGENCIES

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

     The IRS is currently auditing the Company's federal income tax returns for fiscal years 1994 through 1996 and no notice of proposed amendment has been received. The Company believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                                        THREE MONTH                   NINE MONTH
                                                       PERIOD ENDED                  PERIOD ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1998           1997           1998           1997
                                                ------------   ------------   ------------   ------------
Net revenues..................................     100.0%         100.0%         100.0%         100.0%
Cost of revenues..............................      40.6           37.5           42.8           38.2
                                                   -----          -----          -----          -----
Gross margin..................................      59.4           62.5           57.2           61.8
                                                   -----          -----          -----          -----
Operating expenses:
  Research and development....................      19.1           18.0           23.6           15.8
  Sales, marketing and administrative.........      22.8           24.9           26.5           20.5
  Write-off of acquired in-process
     technology...............................        --             --           12.9             --
  Restructuring and other charges.............        --            2.1           12.2            0.8
                                                   -----          -----          -----          -----
          Total operating expenses............      41.9           45.0           75.2           37.1
                                                   -----          -----          -----          -----
Income (loss) from operations.................      17.5           17.5          (18.0)          24.7
Interest income...............................       4.3            3.7            4.9            3.0
Interest expense..............................      (1.6)          (1.2)          (1.8)          (1.1)
                                                   -----          -----          -----          -----
Income (loss) before provision (benefit)
  for income taxes............................      20.2           20.0          (14.9)          26.6
Provision (benefit) for income taxes..........       5.7            5.8           (0.2)           6.9
                                                   -----          -----          -----          -----
Income (loss) before cumulative effect of a
  change in accounting principle..............      14.5           14.2          (14.7)          19.7
Cumulative effect of a change in accounting
  principle...................................        --           (3.5)            --           (1.1)
                                                   -----          -----          -----          -----
Net income (loss).............................      14.5%          10.7%         (14.7)%         18.6%
                                                   =====          =====          =====          =====

  Net Revenues

     The Company's net revenues were derived from the sale of high performance I/O solutions, including advanced SCSI host adapter boards and ICs, disk controller ICs and RAID and software solutions. The Company sells its products primarily in the server, workstation and desktop markets. Net revenues for the third quarter ended December 31, 1998 were $183.9 million, a decrease of 27.7% from the same period of fiscal 1998. Net revenues for the first nine months of fiscal 1999 were $508.4 million, a decrease of 36.7% from the corresponding period of fiscal 1998.

     Net revenues for the third quarter of fiscal 1999 were comprised of $13.6 million from software up 17.7% from the comparable period, $24.3 million from disk controller ICs down 59.4% from the comparable period and $146.0 million from host adapter boards, ICs and RAID solutions down 20.2% from the comparable period.

     In the second quarter of fiscal 1999 net revenues were comprised of $10.5 million from software, $25.6 million from disk controller ICs and $107.8 million from host adapter boards, ICs and RAID solutions.

     The decline in net revenues for the third quarter and first nine months of fiscal 1999 as compared to the third quarter and first nine months of fiscal 1998 was due to a combination of factors. Revenues from SCSI host adapter boards and ICs declined as a result of Ultra-DMA penetration in the desktop market. Ultra-DMA has not had a material effect on revenue derived from the workstation and server markets. Revenue from the sale of disk controller ICs declined as a result of continued weakness in the disk drive industry. Revenue was further constrained in the nine month period ended December 31, 1998 by weakness in the Asian markets. The decline in revenues for the third quarter of fiscal 1999 over that of the comparable period was partially offset by the demand for high performance I/O fueled by the growth in on-line applications like electronic commerce, on-line publishing, and corporate intranets. The decline was also partially offset by increased software revenue and initial shipments of the Company's 64-bit RAID product.

  Gross Margin

     Gross margins for the third quarter and first nine months of fiscal 1999 were 59.4% and 57.2%, respectively, compared to 62.5% and 61.8% for the third quarter and first nine months of fiscal 1998. The decline in gross margin is primarily a result of unutilized manufacturing capacity.

  Operating Expenses

     Excluding unusual charges for restructuring, the write-off of acquired in-process technology, impaired assets and executive termination costs, operating expenses as a percentage of net revenues for the third quarter and first nine months of fiscal 1999 were 41.9% and 50.1%, respectively, versus 42.9% and 36.3%, of the corresponding periods of fiscal 1998. The increase as a percentage of net revenues for the nine month period is primarily attributable to decreased revenue. The decrease as a percentage of net revenues for the three month period over that of the comparable period in fiscal 1998 and the year over year operating expense decline of 29.4% in the third quarter and 12.5% in the first nine months of fiscal 1999, excluding unusual charges, are primarily attributable to Company-wide cost reduction programs which included a reduction in force and the curtailment of costs related to the exit of certain unprofitable activities. In addition, in the third quarter of fiscal 1998, the Company provided $4.0 million in reserves for specific doubtful accounts receivable related to business conditions in the disk drive market. No significant provisions were provided in the third quarter of fiscal 1999.

     During the first and second quarter of fiscal 1999, the Company completed a reduction in workforce of approximately 850 employees, of which approximately 350 related to manufacturing operations, and exited certain unprofitable activities in order to bring operating expenses in line with revenue. The Company incurred $8.8 million and $24.5 million in the first and second quarter of fiscal 1999 related to these restructuring activities. The second quarter charge is net of an adjustment of $1.4 million related to the charge recorded in the first quarter. The restructuring charges consisted of severance and benefits of $6.8 million and $8.3 million, asset write-offs of $1.0 and $11.8 million, facilities and other costs of $1.1 million and $4.5 million, for the first and second quarter of fiscal 1999, respectively. During the first and second fiscal quarters of fiscal 1999, the Company recorded non-cash charges of $1.2 million and $12.1 million. During the first three quarters of fiscal 1999, the Company expended $3.2 million, $7.0 million and $5.5 million, respectively, of cash related to these restructuring activities. The balance of the remaining cash outlay is primarily expected to occur in the fourth quarter of fiscal 1999.

     During the first quarter of fiscal 1999, the Company acquired complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $65.8 million. The goodwill associated with these acquisitions was written off in August 1998 and January 1999 as a result of exiting these activities. Additionally, the Company incurred $21.5 million in costs related to the termination of the Symbios acquisition.

     The Company also recorded a charge of $4.0 million and $3.4 million in the second quarter of fiscal 1999 related to the impairment of long-lived assets and executive termination costs, respectively. The impairment in fiscal 1999 occurred primarily as a result of a drop in production volume which has made certain test equipment unnecessary. These charges were recorded in the Restructuring and Other Charges line item in operating expenses. In the nine months ended December 31, 1998, the Company recorded charges of $6.7 million related to the impairment of goodwill and investments.

  Interest and Income Taxes

     Interest income for the third quarter and first nine months of fiscal 1999 was $7.9 million and $25.0 million, respectively, compared to $9.4 million and $24.8 million for the corresponding periods of fiscal 1998. Interest income declined in the third quarter of fiscal 1999 over the comparable period due to higher marketable securities balances in the third quarter of fiscal 1998. Interest income for the nine months ended

December 31, 1998 was consistent with the comparable period even through average balances declined slightly, primarily as a result of higher average interest rates in fiscal 1999.

     Interest expense for the third quarter and first nine months of fiscal 1999 is related to the convertible subordinated notes and remained consistent at $3.0 million and $9.1 million, respectively, as compared to the corresponding periods in the prior year.

     Interest income could decline in the fourth quarter of fiscal 1999 if the Company liquidates investments to repurchase common stock. The Company does not anticipate any material change in interest expense for the three months ended March 31, 1999.

     Income tax provisions (benefits) for the interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. In the third quarter of fiscal 1999, the Company changed its effective tax rate from 25% to 28% due to a geographic shift of earnings resulting from restructurings and business divestitures. The Company recorded an income tax provision of $10.4 million in the third quarter of fiscal 1999, and an income tax benefit of $1.0 million for the first nine months of fiscal 1999, which it believes is fully recoverable for income tax purposes based on carry back potential against taxes paid previously. The effective tax rate used to calculate the income tax benefit for the first nine months of fiscal 1999 is lower than 28% primarily due to book write-offs taken in the first quarter of fiscal 1999 relating to acquired in process technology and the write-off of goodwill taken in the second quarter of fiscal 1999 for which no tax benefit will be derived.

  Change in Accounting Principle

     EITF 97-13 was issued in November 1997 and requires that business process reengineering costs be expensed as incurred. The transition provisions of EITF 97-13 required that companies that had previously capitalized such business process reengineering costs charge off any unamortized amounts as the cumulative effect of a change in accounting principle. The cumulative effect of the change to the Company was to decrease net income by $9 million net of taxes.

  Events Subsequent to Quarter End

     On January 15, 1999, the Company consummated an agreement with STMicroelectronics, Inc. ("ST") under which ST acquired certain assets and obtained certain intellectual property rights of the Company's mainstream peripheral technology solutions business for an aggregate purchase price of $72.1 million in cash, including sales tax reimbursement of $0.4 million. The Company received all of the cash proceeds in January 1999 and expects to record a gain of approximately $25.0 million (net of taxes of $20.5 million) in the fourth quarter of fiscal 1999. In addition, the Company has agreed to provide certain other manufacturing services and lease space to ST in one of the Company's facilities for a transitionary period of time. The Company and ST also entered into a royalty-free cross-license agreement.

     In January, the Company announced that it expects to initiate and complete a restructuring plan by the end of the fourth fiscal quarter of 1999 primarily related to reducing the infrastructure that supported businesses recently divested. The restructuring plan has not yet been finalized; therefore, the Company cannot quantify the associated costs at this time. The Company anticipates these costs may include severance and benefits related to the involuntary termination of employees and asset impairments.

  Business Divestiture

     Pursuant to asset purchase agreements dated November 6, 1998 and November 24, 1998, with Texas Instruments, Inc. and STMicroelectronics, Inc., respectively, the Company sold its peripheral technology solutions business for approximately $80.6 million in cash (See Note 12 of Notes to Condensed Consolidated Financial Statements). The following comments are associated with the Company's continuing operations.

     The following table sets forth items in the condensed consolidated statements of operations as a percentage of net revenues excluding revenue and expenses from the peripheral technology solutions business.

                                                            PRO FORMA                     PRO FORMA
                                                           THREE MONTH                   NINE MONTH
                                                          PERIOD ENDED                  PERIOD ENDED
                                                   ---------------------------   ---------------------------
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997           1998           1997
                                                   ------------   ------------   ------------   ------------
Net revenues......................................    100.0%         100.0%         100.0%         100.0%
Cost of revenues..................................     35.6           32.5           37.4           33.2
                                                      -----          -----          -----          -----
Gross margin......................................     64.4           67.5           62.6           66.8
                                                      -----          -----          -----          -----
Operating expenses:
  Research and development........................     17.1           17.7           21.4           15.3
  Sales, marketing and administrative.............     25.0           30.0           29.9           25.6
  Write-off of acquired in-process technology.....       --             --            9.3             --
  Restructuring and other charges.................       --            1.8           14.7            0.6
                                                      -----          -----          -----          -----
Total operating expenses..........................     42.1           49.5           75.3           41.5
                                                      -----          -----          -----          -----
Income (loss) from operations.....................     22.3           18.0          (12.7)          25.3
Interest income...................................      5.0            4.8            5.9            4.1
Interest expense..................................     (1.9)          (1.6)          (2.1)          (1.5)
                                                      -----          -----          -----          -----
Income (loss) before provision (benefit) for
  income taxes....................................     25.4           21.2           (8.9)          27.9
Provision for income taxes........................      7.1            6.0            0.5            7.2
                                                      -----          -----          -----          -----
Income (loss) before cumulative effect of a change
  in accounting principle.........................     18.3           15.2           (9.4)          20.7
Cumulative effect of a change in accounting
  principle.......................................       --           (4.6)            --           (1.5)
                                                      -----          -----          -----          -----
Net income (loss).................................     18.3%          10.6%          (9.4)%         19.2%
                                                      -----          -----          -----          -----

  Net Revenues

     The Company's net revenues are derived from the sale of high performance I/O solutions, including advanced SCSI host adapter boards and ICs, RAID and software solutions. The Company sells its products primarily in the server, workstation and desktop markets. Net revenues for the third quarter ended December 31, 1998 were $159.6 million, a decrease of 17.9% from the same period of fiscal 1998. Net revenues for the first nine months of fiscal 1999 were $423.6 million, a decrease of 29.3% from the corresponding period of fiscal 1998.

     Net revenues for the third quarter of fiscal 1999 were comprised of $13.6 million from software up 17.7% from the comparable period and $146.0 million from host adapter boards, ICs and RAID solutions down 20.2% from the comparable period.

     In the second quarter of fiscal 1999 net revenues were comprised of $10.5 million from software and $107.8 million from host adapter boards, ICs and RAID solutions.

     The decline in net revenues for the third quarter and first nine months of fiscal 1999 as compared to the third quarter and first nine months of fiscal 1998 was due to a combination of factors. Revenues from SCSI host adapter boards and ICs declined as a result of Ultra-DMA penetration in the desktop market. Ultra-DMA has not had a material effect on revenue derived from the workstation and server markets. The decline in revenues for the third quarter of fiscal 1999 over that of the comparable period was partially offset by the demand for high performance I/O fueled by the growth in on-line applications like electronic commerce, on-line publishing, and corporate intranets. The decline was also partially offset by increased software revenue and initial shipments of the Company's 64-bit RAID product.

     The Company anticipates sequential revenue growth in the fourth quarter of fiscal 1999 as compared to the third quarter with the principal driver being a ramp in RAID shipments. The Company also anticipates increased shipments of its host adapter boards, ICs and software products.

  Gross Margin

     Gross margins for the third quarter and first nine months of fiscal 1999 were 64.4% and 62.6%, respectively, compared to 67.5% and 66.8% for the third quarter and first nine months of fiscal 1998. The decline in gross margin is primarily a result of unutilized manufacturing capacity. Gross margin for the fourth quarter of fiscal 1999 is expected to be in the range experienced in the last four quarters, however, gross margin can be affected by shifts in product mix.

  Operating Expenses

     Excluding unusual charges for restructuring, the write-off of acquired in-process technology, impaired assets and executive termination costs, operating expenses as a percentage of net revenues for the third quarter and first nine months of fiscal 1999 were 42.1% and 51.3%, respectively, versus 47.7% and 40.9%, of the corresponding periods of fiscal 1998. The increase as a percentage of net revenues for the nine month period is primarily attributable to decreased revenue. The decrease as a percentage of net revenues for the three month period over that of the comparable period and the year over year operating expense decline of 27.6% in the third quarter and 11.3% in the first nine months of fiscal 1999 are attributable to Company-wide cost reduction programs which included a reduction in force and the curtailment of costs related to the exit of certain unprofitable activities.

     Operating expenses, excluding unusual charges, should decline in the fourth quarter of fiscal 1999 as a result of continued cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition at December 31, 1998 remains strong, with a ratio of current assets to current liabilities of 7.7:1, compared to 7.1:1 at March 31, 1998. The Company ended the quarter with cash, cash equivalents and short-term investments of $655.6 million.

     The Company generated approximately $120.2 million of cash from operations during the first nine months of fiscal 1999. The primary sources of cash from operations were net income (adjusted for non-cash charges for depreciation, amortization, acquired in-process technology, write-off of goodwill, provision for doubtful accounts, deferred taxes, asset impairment and stock options) of $53.2 million, a decrease in accounts receivable of $55.3 million (primarily related to lower revenue and increased collections as a result of relatively linear shipments in the second and third quarter), a decrease in inventory of $21.6 million offset by a reduction in accounts payable and accrued liabilities of $8.7 million.

     Cash provided by investing activities during the first nine months of fiscal 1999 was approximately $15.5 million consisting primarily of net purchases of property, plant and equipment ($32.2 million) and the purchase of certain net assets in connection with acquisitions ($34.1 million) offset by sales of marketable securities ($77.3 million) and proceeds received in connection with business divestitures ($4.5 million). The Company also purchased all of the outstanding shares of Ridge Technologies, Inc. ("Ridge") not owned by it for $21 million in company stock and assumed stock options valued at approximately $13 million.

     Cash used for financing activities during the first nine months of fiscal 1999 was approximately $100.2 million consisting of stock repurchases of $106.5 million and debt repayments of $5.6 million offset by proceeds from stock issuances of $11.9 million.

     The Company is authorized to repurchase shares of its common stock in the open market. The Company repurchased 8,746,000 shares of its common stock, at an average price of $12.18 per share during the nine months ended December 31, 1998, for a total cash outlay of approximately $106.5 million.

     As of December 31, 1998, the Company's principal sources of liquidity consist of $655.6 million of cash, cash equivalents and short-term investments. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of the PC and server industries and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

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

     The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 compliant. It is also in the process of a contingency plan for the remaining significant applications and systems, which it expects to substantially complete by March 31, 1999.

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

     Future Operating Results Subject to Fluctuation. In the second half of fiscal 1998 and the first nine months of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, the first nine months of fiscal 1999 was significantly impacted by one time charges including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets and terminations of senior executives. In the future, the Company's operating results may fluctuate as a result of these factors and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its host interface solutions and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short term, if revenues do not meet the Company's expectations, as happened in the fourth quarter of fiscal 1998, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter which do not meet the expectations of securities analysts are likely to cause volatility in the price of the Company's Common Stock.

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

     Volatility of Stock Price. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, as occurred in the first nine months of fiscal 1999, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's Common Stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance such as those recently evidenced by the financial turmoil in Asia. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Termination of Option III Agreement between Adaptec
               Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
               Manufacturing Co., Ltd.
     27.1      Financial Data Schedule for the quarter ended December 31,
               1998

(b) Reports on Form 8-K:

     (i) Report on Form 8-K filed December 17, 1998, containing Adaptec, Inc.'s news releases dated November 24, 1998 with respect to the sale of the Peripheral Technology Solution group to STMicroelectronics, Inc.

     (ii) Report on Form 8-K filed January 29, 1999 with respect to the disposition of the Peripheral Technology Solutions business.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADAPTEC, INC.

                                          By: /s/ ANDREW J. BROWN

                                            ------------------------------------
                                            Andrew J. Brown, Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)
Date: February 11, 1999

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Termination of Option III Agreement between Adaptec
               Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
               Manufacturing Co., Ltd.
     27.1      Financial Data Schedule for the quarter ended December 31,
               1998