Form 10-K
period 1999-03-31
ADAPTEC INC
filed 1999-06-29
CIK 709804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [ ]     No [X]

     Based on the closing sale price of the Common Stock on the Nasdaq National Market System on June 2, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,486,811,915. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 104,447,315 at June 2, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

     References made in this Annual Report on Form 10-K to "Adaptec," the "Company," or the "Registrant" refer to Adaptec, Inc. and its wholly owned subsidiaries. Adaptec, Easy CD Creator, Direct CD, Spin Doctor, Toast, Adaptec Jam and the Adaptec logo are trademarks of Adaptec, Inc., which may be registered in some jurisdictions. All other trademarks used are owned by their respective owners.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND DESCRIPTION OF BUSINESS SEGMENTS

     Adaptec Inc., a leading supplier of bandwidth management solutions that significantly enhance total system performance by increasing the data transfer rates between personal computers ("PCs"), servers, peripherals, and networks, was incorporated in 1981. The Company operates in four principal segments: Host I/O (Input/Output), RAID (Redundant Array of Independent Disks), Software and Peripheral Technology Solutions ("PTS"). A number of trends are driving the need to increase effective I/O bandwidth between PCs, servers, peripherals and networks: (i) the introduction of increasingly powerful central processing units ("CPUs"), which require more rapidly accessed and intelligently managed data to function at their optimal performance level, (ii) operating systems, such as Windows NT and Windows 98 that allow for faster I/O and multitasking, (iii) the growth of data-intensive software applications, such as graphics, audio and video, which require significantly more bandwidth, (iv) the proliferation of client/server networks, the Internet and corporate intranets, which is in turn driving growth in the processing power of servers, and (v) growth in high-performance peripherals, such as high capacity hard disk drives, scanners, CD-ROMs and CD-R, CD-RW and DVD drives. These factors have created a rapid increase in the transfer of data between desktop PCs, servers, peripherals, and networks resulting in substantial I/O and network bottlenecks.

     The Host I/O segment designs, develops, manufactures and markets host bus adapter ("HBA") boards and chips that allow computers to transfer information to and from peripherals, such as hard disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. The Company's HBAs are based on Small Computer System Interface ("SCSI") technology and are utilized in servers, high-end workstations and desktops where high performance I/O is a vital component of overall system performance.

     The RAID segment designs, develops, manufactures and markets bus-based and microprocessor-based RAID solutions. These products are utilized from entry level workstations to enterprise-class servers. The Company's RAID adapters provide performance and functionality, incorporate the latest technical innovations, and offer superior software functionality to make RAID fast, simple and reliable.

     The Software segment designs, develops and markets optical media software for CD-R and CD-RW. This segment includes video editing products and software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's CD-R and CD-RW products are used for data storage to optical media, including audio, video and still photos, and provide users storage alternatives to traditional disk and removable media options. Additionally, the Company's CD-RW products allow users to transfer downloaded music from the Internet to CDs for private use. The Company's CD-R software offerings are available as standalone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

     The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and STMicroelectronics, Inc. ("ST"), respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

     See "Note 18. Segment Reporting and Foreign Operations" in Notes to Consolidated Financial Statements on page F-28, for further information on the Company's operating segments.

CORPORATE STRATEGY

     In the second quarter of fiscal 1999, a change in the Company's senior management team resulted in a decision to refocus the business along its core competencies. Prior to the change, the Company acquired read channel and preamplifier application specific integrated circuits ("ASIC") technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") and purchased Ridge Technologies, Inc. ("Ridge").

     In April 1998, the Company acquired ASIC technologies from ADI for $34.4 million in cash. The transaction was accounted for using the purchase method of accounting. The ASIC technologies acquired from ADI were incorporated into the mainstream removable PTS business line to enhance its product offering. (See "Note 9. Acquired In-Process Technology and Related Intangibles" in Notes to Consolidated Financial Statements on page F-13 for further information).

     In May 1998, the Company purchased Ridge, a development stage company, for
1.2 million shares of the Company's common stock valued at $21.2 million in common stock and assumed stock options valued at $13.1 million. Prior to the acquisition the Company owned a 19.9% interest in Ridge with a carrying value of approximately $1.5 million. The transaction was accounted for using the purchase method of accounting. The acquisition of Ridge was to allow the Company entry into the storage subsystems business.

     In the first quarter of fiscal 1999, in connection with management's plan to improve operating efficiencies and reduce costs, the Company recorded a restructuring charge of $8.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the United States and the remainder were based in Singapore.

     In furthering management's objective to refocus the business the Company divested of certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction, see "Note 8. Business Combinations and Related Party Transactions" in Notes to Consolidated Financial Statements on page F-11 for further information) external storage, satellite networking, fibre channel and high-end peripheral technology solutions. In order to improve long-term profitability, in the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of inventory, property and equipment, and other assets including goodwill associated with the storage subsystems business line.

     On November 6, 1998, the Company entered into a definitive agreement with TI under which certain assets of the Company's high-end PTS business line were transferred to TI for $8.5 million in cash. Additionally, the Company agreed to license certain technologies to TI for $3.7 million. TI also agreed to pay royalties ranging from 2% - 5% on certain products for up to five years.

     On November 12, 1998, the Company entered into a definitive agreement with Jaycor Networks, Inc. ("JNI") whereby the Company agreed to contribute certain tangible and intangible assets related to the fibre channel product line in exchange for an ownership interest in JNI. The Company received 6.7% of JNI's outstanding capital stock along with warrants to purchase up to an additional 11.7%. The warrants have a nominal exercise price and will become exercisable upon the achievement of certain milestones by JNI. The Company and JNI also entered into a cross-license agreement whereby JNI will pay royalties on certain products and the Company will license certain technologies from JNI royalty-free.

     On November 25, 1998, the Company entered into a definitive agreement with Chaparral Technologies, Inc. ("Chaparral") whereby the Company agreed to contribute certain tangible and intangible assets related to the Company's external storage product line for 19.9% of the outstanding stock of Chaparral. The Company and Chaparral also entered into a cross-license agreement whereby Chaparral will pay royalties on certain products manufactured by Adaptec or other manufacturers, respectively. Adaptec will license certain technologies from Chaparral royalty-free in order to manufacture product for Chaparral.

     On December 18, 1998, the Company entered into a definitive agreement with BroadLogic, Inc. ("BroadLogic") whereby the Company agreed to contribute certain tangible and intangible assets related to the Company's satellite networking product line in exchange for 19.9% of the outstanding stock of BroadLogic and warrants to purchase BroadLogic common stock at $4 per share. The Company and BroadLogic also entered into a royalty-free cross-license agreement.

     On January 15, 1999, the Company sold to ST certain assets and certain intellectual property rights relating to the Company's mainstream removable PTS business line for an aggregate purchase price of

$72.1 million in cash and $3.3 million in cost reimbursements. The Company received all of the cash proceeds in January 1999 and recorded a gain of approximately $10.0 million (net of taxes of $21.5 million) in the fourth quarter of fiscal 1999. The Company and ST also entered into a royalty-free cross-license agreement.

     The Company's investments in JNI, Chaparral and BroadLogic approximate fair value and are accounted for under the cost method. The Combined investments are less than $1.0 million at March 31, 1999.

     During the quarter ended March 31, 1999, the Company recorded a restructuring charge of $6.6 million, net of an adjustment to the restructuring charges taken in the first and second quarters of fiscal 1999 of $1.2 million. This charge resulted from a reduction in the infrastructure that supported businesses divested in fiscal 1999. The Company's fourth quarter restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 125 employees, of which most were based in the U.S. and the write-off of property and equipment.

PRODUCTS

     The Company's products are designed and manufactured using a core set of technologies and resources. The Company continues to utilize, for all segments, a process called concurrent engineering, in which manufacturing, marketing, and engineering work together early in the development cycle to meet the demands of emerging technologies as well as decrease the "time to volume" of product shipments. The Company's semiconductor technology design centers develop products for all markets the Company serves. The Company maintains separate engineering functions for each of its operating segments. The Company maintains an Internet Web site to provide its customers with detailed company and product information.

  Host I/O

     The Company's Host I/O products, including SCSI host adapter boards and chips and related firmware and software, meet the demanding I/O and connectivity requirements of enterprise servers, technical workstations and high-performance desktop and portable computers across all important microprocessor-based platforms.

     The Company's Host I/O products, which incorporate the Company's proprietary single chip architectures provide customers comprehensive I/O solutions in the markets it serves. Ultra2 SCSI products include (peripheral component interconnect) PCI Ultra2 solutions for workstation applications such as CAD/CAM, financial analysis and desktop publishing. The Company provides bus mastering, SCSI host adapters that manage all I/O processing activity, thereby freeing the CPU to perform other operations. The Company offers these host adapters across all ranges of bus architectures including PCI, ISA, EISA, and PCMCIA as well as for previous generations of the SCSI standard. The Company also provides non-bus mastering host adapters that provide standardized SCSI connectivity between the CPU and its peripherals. To expand further the market for its products, the Company continues to develop and market I/O solutions meeting specific original equipment manufacturer ("OEM") requirements and turnkey kits for the distributor channels. These kits include a SCSI host adapter and related software that enable end-users to more readily connect SCSI peripherals to their microcomputer.

     The Company has undertaken numerous initiatives to increase the accessibility, ease of use, and versatility of the SCSI standard. Advanced SCSI programming interface ("ASPI"), an industry standard developed by the Company, enables users to integrate high-performance SCSI peripherals with computers using popular operating systems, such as Windows 98, Windows NT, NetWare, OS/2, and UNIX. In addition, the Company has strategic relationships with leading operating system vendors, such as IBM Corporation, Microsoft Corporation, and Novell Inc., resulting in joint development projects to embed the Company's software within their operating systems.

  RAID

     Adaptec RAID products include bus-based and microprocessor-based RAID solutions primarily in the NT server market. These products are utilized in a wide range of servers from entry level workstations to enterprise-class servers. Adaptec's RAID adapters provide performance and functionality, incorporate 64-bit PCI technology and offer superior software functionality to make RAID creation and manipulation fast, simple and reliable. The Company believes it is the only significant RAID vendor to offer the benefit of proprietary SCSI development in its RAID controllers. In addition, Adaptec's Ultra2 SCSI RAID card family supports advanced RAID features, including bootable arrays, hot-swap drives, extended parity protection, dynamic sector repairing and round-the-clock fault tolerance for business and mission critical data.

     All Adaptec SCSI RAID Cards are rigorously tested with hundreds of SCSI systems and peripherals like hard disk drives, tape drives, Zip, Jaz, CD-R, CD-RW, and scanners to ensure customers are getting compatibility that they can rely upon.

  Software

     The Company's software products focus on providing CD-R and CD-RW mastering capability as well as providing complementary editing utilities. The products include Easy CD Creator(TM), CD Direct(TM), Spin Doctor(TM), Toast(TM) and Adaptec Jam(TM) and are popular for data storage to optical media and provides users a storage alternative to other removable media. Adaptec's software offerings are available in retail packages and also ship built-in or "bundled" with most industry-leading CD-R and CD-RW drives.

  Peripheral Technology Solutions

     The Company developed proprietary ICs for use in mass storage devices. The Company worked closely with customers to provide complete solutions that included sophisticated ICs that optimize overall performance.

MARKETING AND CUSTOMERS

  Host I/O

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

     The Company's OEM customers include Acer Incorporated, Asustek Computer, Inc., Compaq Computer Corporation, Dell Computer Corporation, Fujitsu Ltd., IBM Corporation, Siemens Nixdorf and Solectron Corporation . The Company's major distributors include Computer 2000, Inc., Ingram Micro, Inc., Karma/CHS Elektronic, Macrotron Systems, Inc., Merisel, Inc., Nichimen Electronics, Softbank Corporation, Synnex and Tech Data Corporation. Net revenues from the Host I/O segment were $520.1 million, $701.1 million and $667.7 million in fiscal 1999, 1998 and 1997, respectively.

     The Company emphasizes solution-oriented customer support as a key element of its marketing strategy and maintains technical applications groups in the field as well as at the Company's headquarters. Support provided by these groups includes assisting current and prospective customers in the use of the Company's products, writing application notes, and conducting seminars for system designers. The systems-level expertise and software experience of the Company's engineering staff is also available to customers with particularly difficult I/O design problems. A high level of customer support is also maintained through technical support hotlines, electronic bulletin boards, and dial-in-fax capability.

  RAID

     The Company markets its RAID products through a direct sales force to all major server manufacturers. The Company's marketing and engineering teams work closely with the OEMs on the design of current and next generation products to meet the customer requirements. Adaptec provides its OEMs with extensive customer support. It also sells RAID solutions to end-users through major distributors and maintains training and support for distribution customers such as value added resellers ("VARs"), system integrators and distributors. Sales and marketing of RAID product to OEM's is primarily handled by the Company's marketing and engineering teams. Senior management familiar with the customer's market and needs may also participate in the marketing process. Sales to other customers such as VAR's, system integrators and distributors are marketed similarly with somewhat less engineering support than is required by OEM's.

     Dell Computer Corporation is the primary OEM customer for the Company's RAID product offering. Major distributors for RAID include Tech Data Corporation and Ingram Micro, Inc. Net revenues from the RAID segment were $32.2 million, $14.5 million and $3.3 million in fiscal 1999, 1998 and 1997, respectively.

  Software

     CD-R and CD-RW drives are shipping in ever increasing quantities which is driven by price performance and backward compatibility with CD-ROM drives. The Company has leveraged its strength in developing high-performance peripheral connectivity software to attain its position as a leading supplier of CD-R software. Through its close relationship with leading CD-RW and DVD drive manufacturers and system OEMs the Company ensures software support and compatibility for its product offerings. The Company's product emphasis has been to provide high-performance, high-quality, consumer-friendly software applications that enable the usage of optical storage. The Company's strong brand recognition and retail presence results from its extensive compatibility and usability testing with its OEMs.

     The Company's OEM customers include Compaq Computer Corporation, Hewlett Packard Company, Sony Corporation, Philips Electronics, N.V., Gateway 2000, Inc., Yamaha, Smart & Friendly, IBM Corporation, Matshusita/Panasonic, Sanyo, Samsung Electronics Co., Ltd., Ricoh Corporation, and Mitsumi Electronics Corporation. The Company's major distribution customers include Ingram Micro, Inc., Tech Data Corporation, Computer 2000, Inc. Major retailers include CompUSA, Inc. and Best Buy Co., Inc. Net revenues from the Software segment were $47.1 million, $38.2 million and $17.4 million in fiscal 1999, 1998 and 1997, respectively.

     The development of compelling new multimedia applications that focus on data storage, digital photography, music CD creation, the availability of digital music formats such as MP3, Internet audio, and desktop video drive the need for optical storage devices.

  Peripheral Technology Solutions

     PTS ICs were used in rigid and removable mass storage products. PTS customers included mass storage OEMs such Samsung Electronics Co., Ltd., Western Digital Corp. and Toshiba. The business lines that comprised the PTS segment were sold in fiscal 1999. The net revenues from the PTS segment were $90.8 million, $249.8 million and $245.4 million in fiscal 1999, 1998 and 1997, respectively.

COMPETITION

     The markets for all of the Company's products within the Host I/O, RAID and Software segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and competitive price pressures. The Company's competitors continue to introduce products with improved performance characteristics, and its customers continue to develop new applications. As the Company has continued to broaden its bandwidth management product offerings into the desktop and server environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. The Company will have to continue to develop and market appropriate products to remain competitive. The Company believes one of the factors in its competitive success is its continued commitment of resources to research and development in the future.

  Host I/O

     In the Host I/O market, the Company competes with LSI Logic Corporation and a number of other smaller host adapter manufacturers. The Company's competitive strategy is to continue to leverage its technical leadership and concentrate on the most technology-intensive solutions. To address the competitive nature of the business the Company designs advanced features into its products, with particular emphasis on data transfer rates, software-defined features, and compatibility with major operating systems and most peripherals. The Company believes the principal competitive factors in this market are performance, a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments, product features, brand awareness, financial resources, and technical and administrative support. The Company believes that it presently competes favorably with respect to each of these factors.

  RAID

     The markets for the Company's RAID controller products have been highly competitive and are likely to remain competitive. Furthermore, there are several companies with established reputations in the RAID controller market, which have established relationships with several of the large system OEMs. The Company believes that its principal competitors for RAID controllers are American Megatrends, Inc. (AMI) and Mylex Corporation. The customers historically accounting for the most significant volumes of the RAID market are also large OEMs, any of which could develop their own controllers at any time rather than purchase such products from the Company.

     The Company believes the principle competitive factors in this market are performance, software features, a comprehensive array of solutions ranging from entry level servers and workstations to high-end enterprise-class servers, brand awareness, financial resources and technical and administrative support. The Company presently believes it competes favorably with respect to each of these factors.

  Software

     The rapidly growing CD-RW market has attracted a number of software competitors ranging from small operations to large consumer software companies. The Company's believes its competitive strength is its technical expertise in providing quality connectivity support coupled with its strong retail presence. Its competitive strategy is to continue to focus on providing its OEM customers with high-quality software solutions at competitive prices, while leveraging its OEM presence to drive consumers to upgrade to its full-featured retail applications. The Company believes the primary competitive factors in the OEM market to be performance, pricing, and support, while at retail the factors relate more to the compelling nature of its products and consumer awareness.

  Peripheral Technology Solutions

     In November 1998 and January 1999, the business lines which constituted the PTS segment were sold to Texas Instruments, Inc. and STMicroelectronics, Inc. respectively, and accordingly, the Company no longer participates in this market.

BACKLOG

     At March 31, 1999, the Company's backlog was approximately $56 million compared with $61 million at March 31, 1998. Backlog levels may vary with product availability, delivery lead times and customer order delays, changes or cancellations. Accordingly, the Company's backlog as of any particular date may not necessarily be an indicator of future operating results.

MANUFACTURING

     The Company's Singapore manufacturing facility produces and tests host adapters, RAID and software products. The Company continuously strives to lower costs, shorten manufacturing cycle times, and improve service to customers. The Company's products make extensive use of standard logic, printed circuit boards, and random access memory from several outside suppliers in addition to the Company's custom designed integrated circuits.

     All semiconductor wafers used in manufacturing the Company's products are processed to its specifications by outside suppliers and internally tested by the Company. The Company has secured capacity through agreements with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") that ensure availability of a portion of the Company's wafer needs for both current and future technologies for which the Company has made advance payments.

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

RESEARCH AND DEVELOPMENT

     The Company believes research and development is fundamental to its success, especially in integrated circuit design, software development, and I/O solutions that encompass emerging technologies. The development of proprietary integrated circuits that support multiple architectures and peripheral devices requires a combination of engineering disciplines. In addition, extensive knowledge of computer and subsystem architectures, expertise in the design of high-speed digital ICs, and knowledge of operating system software is essential. The Company's research and development efforts continue to focus on the development of complete solutions that include proprietary ICs, firmware, and software that support multiple architectures and peripheral devices. These I/O solutions facilitate high-speed data transfer rates, which are essential to the enhanced performance of client/server networking environments, applications requiring high-performance I/O, and the adoption of various peripheral devices.

     The Company intends to continue to leverage its technical expertise and product innovation capabilities to address I/O solutions across a broad range of users and platforms. The Company continues to invest resources in all business segments to develop its core products as well as next generation hardware and software solutions.

     Approximately 25% of the Company's employees are engaged in research and development. In fiscal 1999, 1998, and 1997, the Company spent approximately $146.2 million (21.1% of net revenues), $169.0 million (16.8% of net revenues) and $128.5 million (13.8% of net revenues), respectively, for research and development.

EMPLOYEES

     At March 31, 1999, the Company had 2,123 employees. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand.

EXECUTIVE OFFICERS

     The following sets forth certain information with regard to executive officers of Adaptec as of June 23, 1999 except that ages are as of March 31, 1999:

     Mr. Robert N. Stephens (age 53) has served as Chief Executive Officer since April 1999 and President since October 1998. Prior to his promotion, Mr. Stephens had served as Chief Operating Officer since November 1995. From 1993 to 1995, he founded and served as Chairman for Power I/O Corporation.

     Mr. Andrew J. Brown (age 39) has served as Vice President of Finance and Chief Financial Officer since August 1998. From November 1996 to February 1999, he served as Vice President, and from May 1994 to February 1999, he served as Corporate Controller and Principal Accounting Officer. From July 1988 to April 1994 he served in various financial roles within the Company.

     Mr. Kenneth B. Arola (age 43) has served as Vice President since June 1998, and as Corporate Controller and Principal Accounting Officer since February 1999. From July 1995 to June 1998 he served as Director of Corporate Finance. From December 1990 to July 1995 he served in various financial roles within the Company.

     Mr. J. Peter Campagna (age 46) has served as Vice President and Treasurer since August 1998. Prior to that, Mr. Campagna served as the Director of Tax from October 1994 to July 1998.

     Mr. Sam Kazarian (age 56) has served as Vice President of Operations since May 1990.

     Mr. Michael A. Ofstedahl (age 39) has served as Vice President of Worldwide Sales, since February 1998. From January 1996 to February 1998, Mr. Ofstedahl was Vice President of Sales for Chromatic Research, Inc. and from April 1993 to January 1996, he was Vice President of Strategic Accounts at Adaptec.

     Mr. Henry P. Massey (age 59) has served as Secretary since November 1989. For more than the last five years, Mr. Massey has been a practicing lawyer and a member of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm and general outside counsel to the Company.

FOREIGN AND DOMESTIC OPERATIONS

     See "Note 18. Segment Reporting and Foreign Operations" in Notes to Consolidated Financial Statements on page F-28.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Results of Operations and Financial Condition includes statements relating to expected sales growth, gross margins anticipated operating expenditures and anticipated capital expenditures. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

     Future Operating Results Subject to Fluctuation. In the second half of fiscal 1998 and the first half of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, fiscal 1999 operating results were significantly impacted by unusual charges and credits including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets and terminations of senior executives and the gain on the sale of PTS and the gain on the sale of land. In the future, the Company's operating results may fluctuate as a result of these factors and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its Host I/O products and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short term, if revenues do not meet the Company's expectations then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter, which do not meet the expectations of securities analysts, are likely to cause volatility in the price of the Company's common stock.

     Certain Risks Associated with the High-Performance Computer Market. The Company's host interface solutions are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems that support client/server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. Beginning in the second half of fiscal 1998, the demand for such systems slowed as more businesses chose to use relatively inexpensive PC's for desktop applications and information technology managers shifted resources toward resolving Year 2000 problems and investing in network infrastructure. Should demand for such systems continue to slow, the Company's business or operating results could be materially adversely affected by a resulting decline in demand for the Company's products.

     Certain Risks Associated with the Server Market. The Company's RAID products are used primarily in workstations and enterprise servers. The use of RAID technology in this market is an industry standard, however, there can be no assurance that another technology will not replace RAID in the disk array controller marketplace or that there will be continuing widespread acceptance or growth of the use of RAID products in general, or the Company's RAID controllers in particular, in that market. Should demand for such systems slow or should the Company's products not be widely accepted, the Company's business or operating results could be materially adversely affected by a resulting decline for the Company's products.

     Certain Risks Associated with the Software Market. The Company's Software products are used primarily in high performance computer systems to enable the control of SCSI peripherals and/or enable CD recording/writing. The Company's sales are primarily to major OEM's and distributors, thus the Company's business depends on general economic and business conditions and the growth of the CD recording and high-performance computer markets. Should demand for the Company's products slow and/or the CD recording market not develop as quickly as expected, the Company's business or operating results could be materially adversely affected by a resulting decline in demand for the Company's products.

     Reliance on Industry Standards, Technological Change, Dependence on New Products. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, Ultra2 SCSI, PCI, RAID, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected. For example, the Company believes that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have materially adversely affected the sales of the Company's products and may adversely affect the Company's future sales.

     The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. The Company's future success is therefore highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new product introductions is dependent on several factors, including proper new product definition, product costs, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors, and market acceptance of the Company's and its customers' products. As a result, the Company believes that continued significant expenditures for research and development will be required in the future. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of any of the Company's new product development efforts could have a material adverse effect on the Company's business or operating results. In addition, the Company's revenues and operating results could be materially adversely impacted if its customers shifted their demand to a significant extent away from board-based I/O solutions to application-specific ICs.

     Competition. The markets for all of the Company's products are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and price erosion. In the host adapter market, the Company competes with a number of host adapter manufacturers, including LSI Logic Corporation and other small host adapter manufacturers. The Company's principal competitors for RAID solutions in the server market are American Megatrends, Inc., Mylex Corporation and captive suppliers. The Company's principal competitors in the Software segment range from small operations to large consumer software companies. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server, and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. There can be no assurance that the Company will be able to make timely introduction of new leading-edge solutions in response to competitive threats, that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's business or operating results will not be materially adversely affected by price competition.

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

     Certain Risks Associated with Restructuring. During fiscal 1999, the Company decided to exit certain activities and undertook certain restructuring actions. In connection with these actions, the Company effected a workforce reduction of 975 people. There is no assurance that these actions will be successful or have a positive impact on results of operations. Furthermore, should such actions have a negative impact on the

Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have a material adverse impact on the Company's results of operations.

     Year 2000 Compliance Issues. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     During fiscal 1998, the Company completed implementation of Enterprise Resource Planning ("ERP") software to replace the Company's existing core business applications and accordingly does not anticipate any internal Year 2000 issues. Additionally, the Company has analyzed the remainder of its business not addressed by the ERP software and has, through its standard product development cycle, ensured its products are Year 2000 Compliant through procedures, tests and methodologies that have been in effect since fiscal 1997. However, if internal systems do not properly recognize and process date information for years into and beyond the turn of the century, there could be a material adverse impact on other Company's operations. A significant disruption of the Company's financial or business systems would materially adversely impact the Company's ability to process orders, manage production and issue and pay invoices. The Company's inability to perform these functions for a long period of time could result in a material adverse impact on the Company's result of operations and financial condition. Failure of these systems could cause a disruption in the manufacturing process and could result in a delay in completion and shipment of product.

     The Company has communicated with others with whom it does significant business, including major distributors, suppliers, customer, vendors and financial service organizations, to assess their Year 2000 Compliance readiness with respect to both their operations and the products and services they supply. The analysis will continue into fiscal 2000, with corrective action taken commensurate with the criticality of affected products and services. However, if companies with whom the Company does significant business fail because of a Year 2000 malfunction, there could be a material adverse impact on the Company's operating results. The Company believes it is currently being impacted by its customers' redirection of corporate management information system budgets towards resolving Year 2000 Compliance issues. Continuation of this trend could lower the demand for the Company's products if corporate buyers defer purchases of high-end business PCs.

     The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 Compliant. It is also in the process of creating a contingency plan for internal and external sources, including key suppliers, which it expects to complete in the first half of fiscal 2000. The potential ramifications of a year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot assure you that a contingency plan in effect at the time of a system failure will adequately address the immediate or long-term effects of a failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning.

     Dependence on Wafer Suppliers and Other Subcontractors. All of the finished silicon wafers used for the Company's products are currently manufactured to the Company's specifications by independent foundries. The Company currently purchases all of its wafers through a supply agreement with TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. While the quality, yield, and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future. In addition, although the Company has various supply agreements with its supplier, a shortage of raw materials or production capacity could lead the Company's wafer supplier to allocate available capacity to customers other than the Company, or to internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from its foundries would delay production and product shipments and could have a material adverse effect on the Company's business or operating results. The Company expects that it will in the future seek to convert its fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the Company's current supplier was unable or unwilling to satisfy the Company's wafer needs, the Company would be required to identify and qualify additional foundries. There can be no assurance that any additional wafer foundries would become available, that such foundries would be successfully qualified, or that such foundries would be able to satisfy the Company's requirements on a timely basis.

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

     Certain Issues Related to Distributors. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a material adverse effect on its business or operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. In addition, there has recently been an industry trend towards the elimination of price protection and distributor incentive programs and channel assembly. These trends could result in a change in distributor business habits, with distributors possibly deciding to decrease the amount of product held so as to reduce inventory levels and this in turn could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results. In addition, the Company may from time to time take actions to reduce inventory levels at distributors. These actions could reduce the Company's revenues in any given quarter and give rise to fluctuations in the Company's operating results.

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

     Certain Risks Associated with International Operations. The Company's manufacturing facility and various subcontractors it utilizes from time to time are located primarily in Asia. Additionally, the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs, and freight rates. The Company may use forward exchange contracts to manage any exposure associated with certain foreign currency denominated commitments. In addition, because the Company's wafer supplier, TSMC, is located in Taiwan, the Company is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China.

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

     Natural Disasters. The Company's corporate headquarters are located near major earthquake faults. Any damage to the Company's information systems caused as a result of an earthquake, fire or any other natural disasters could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

     The Company owns seven buildings (approximately 479,000 square feet) in California, which are primarily used by the Company for corporate offices, research, manufacturing, marketing, and sales, and one building (approximately 200,000 square feet) in Longmont, Colorado, for research, technical support, marketing, sales, and administrative support. The Company is actively pursuing the sale of the Longmont facility and has classified it in assets held for sale (current assets) at March 31, 1999.

     The Company leases seven buildings (approximately 164,000 square feet) in California, of which two are used as outside warehouses, four are sublet or available for sublease and one is occupied by the Company. Other facilities include Redmond, Washington (3,000 square feet); Hudson, Wisconsin (9,000 square feet); and Nashua, New Hampshire (23,000 square feet) to support technical design efforts and sales.

     Adaptec Manufacturing Singapore is located in one owned facility (approximately 172,000 square feet) and is used by the Company for research, manufacturing, sales and warehousing. The Company also leases four sales offices in the United States, and one sales office each in Brussels, Belgium; Munich, Germany; Bretonneux, France; London, England; Lindfield, Australia; Singapore; Seoul, Korea; Taipei, Taiwan; Hong Kong; and Tokyo, Japan. The Tokyo office also provides technical design efforts and technical support with the Brussels office providing technical support to Europe. The Company believes its existing facilities and equipment are well maintained and in good operating condition and believes its manufacturing facilities, together with the use of independent manufacturers where required or desirable, will be sufficient to meet its anticipated manufacturing needs through fiscal 2000.

     The Company also acquired a parcel of land in Fremont California, for $12.9 million in fiscal 1996. The Company is actively pursuing the sale of the Fremont land and has classified it in assets held for sale (current assets) at March 31, 1999. Additionally, the Company owned three parcels of land in Lake Forest, California. One parcel was sold in March 1999 and the remaining two parcels were classified in assets held for sale (current assets) at March 31, 1999 and were subsequently sold in April 1999. The Company's future facilities requirements will depend upon the Company's business, and the Company believes additional space, if required, may be obtained on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The action alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of the federal securities laws. The complaint does not set forth purported damages. In addition, a derivative action is pending in the Superior Court of the State of California against the Company and certain of its current and former officers and directors alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. The Company believes the lawsuit and derivative action are without merit and intends to defend itself vigorously.

     The IRS is currently auditing the Company's income tax returns for fiscal 1994 to 1996. No proposed adjustments have been received for these years. The Company believes sufficient taxes have been provided and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

     From time to time, the Company is subject to certain litigation, claims and assessments in the normal course of business. The Company believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market under the Nasdaq Stock Market symbol ADPT. The following table sets forth the range of the high and low prices by quarter as reported by Nasdaq National Market System.

                                                               1999                        1998
                                                     ------------------------    ------------------------
                                                        HIGH          LOW           HIGH          LOW
                                                     ----------    ----------    ----------    ----------
First quarter......................................  $24 1/8       $12 1/2       $40 5/8       $30 1/8
Second quarter.....................................  15            8 3/8         51 3/8        38
Third quarter......................................  19 7/8        7 7/8         54 1/4        33 7/8
Fourth quarter.....................................  26 3/4        17 7/16       39 1/2        19 7/16

     At March 31, 1999, there were 986 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock and does not currently plan to pay cash dividends to its stockholders in the near future.

ITEM 6. SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS DATA FOR THE YEARS ENDED MARCH 31:

     Note that certain items below previously reported in specific financial statement captions have been reclassified to conform with current presentation.

                                     1999          1998          1997         1996        1995
                                  ----------    ----------    ----------    --------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues....................  $  692,441    $1,007,293    $  933,868    $659,347    $466,194
Cost of revenues................     284,503       391,100       388,969     275,939     205,596
Gross profit....................     407,938       616,193       544,899     383,408     260,598
Operating expenses:
  Research and development......     146,172       169,022       128,530      87,628      60,848
  Sales, marketing, and
     administrative.............     180,986       215,624       162,979     117,332      81,966
  Write-off of acquired
     in-process technology......      45,482            --        90,457      52,313          --
  Restructuring and other
     charges....................      68,788         6,715         1,705          --          --
Total operating expenses........     441,428       391,361       383,671     257,273     142,814
Gain on sale of PTS.............      31,476            --            --          --          --
Income (loss) before cumulative
  effect of a change in
  accounting principle..........     (13,293)      181,877       107,561     103,375      93,402
Cumulative effect of a change in
  accounting principle, net of
  tax benefit...................          --        (9,000)           --          --          --
Net income (loss)...............     (13,293)      172,877       107,561     103,375      93,402

NET INCOME (LOSS) PER SHARE DATA FOR THE YEARS ENDED MARCH 31:
  Basic
     Income (loss) before
       cumulative effect of a
       change in accounting
       principle................  $    (0.12)   $     1.61    $     0.99    $   0.99    $   0.90
     Cumulative effect of a
       change in accounting
       principle................          --         (0.08)           --          --          --
                                  ----------    ----------    ----------    --------    --------
     Net income (loss)..........       (0.12)         1.53          0.99        0.99        0.90
  Diluted
     Income (loss) before
       cumulative effect of a
       change in accounting
       principle................  $    (0.12)   $     1.54    $     0.93    $   0.95    $   0.87
     Cumulative effect of a
       change in accounting
       principle................          --         (0.08)           --          --          --
                                  ----------    ----------    ----------    --------    --------
     Net income (loss)..........       (0.12)         1.46          0.93        0.95        0.87
  Weighted average shares
     outstanding
     Basic......................     110,127       113,172       108,456     104,136     103,371
     Diluted....................     110,127       118,432       115,596     109,073     106,942
Balance Sheet Data as of March
  31:
     Working capital............  $  857,651    $  850,610    $  693,629    $334,989    $294,058
     Total assets...............   1,173,068     1,275,229     1,043,494     646,486     435,708
     Long-term debt, net of
       current portion..........     230,000       230,000       230,850       4,250       7,650
     Stockholders' equity.......     790,702       904,745       688,325     511,945     371,644

NORMALIZED RESULTS OF OPERATIONS DATA FOR THE YEARS ENDED MARCH 31:

     The following normalized results of operations of the Company exclude the write-off of acquired in-process technology, restructuring and other charges, gain on the sale of Peripheral Technology Solutions ("PTS"), revenue and expenses related to the PTS segment, gain on the sale of land and the cumulative effect of a change in accounting principle. The normalized results of operations presented are not necessarily indicative of future operating results. Additionally note that certain items previously reported in specific financial statement captions have been reclassified to conform with current presentation.

                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues........................  $601,639    $757,507    $688,488    $530,885    $366,138
Cost of revenues....................   219,919     255,999     251,762     198,298     144,938
Gross profit........................   381,720     501,508     436,726     332,587     221,200
Operating expenses:
  Research and development..........   115,758     123,093      90,550      68,356      45,125
  Sales, marketing, and
     administrative.................   167,545     202,306     149,438     109,928      75,417
Total operating expenses............   283,303     325,399     239,988     178,284     120,542
Net income..........................    86,935     147,455     155,469     124,618      80,558

NORMALIZED NET INCOME PER SHARE DATA FOR THE YEARS ENDED MARCH 31:
Net income per share:
  Basic.............................  $   0.79    $   1.30    $   1.43    $   1.20    $   0.78
  Diluted...........................      0.77        1.25        1.35        1.14        0.75
Weighted average shares outstanding:
  Basic.............................   110,127     113,172     108,456     104,136     103,371
  Diluted...........................   112,775     118,432     115,596     109,073     106,942

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

                   YEARS ENDED MARCH 31,                        1999     1998    1997
                   ---------------------                        ----     ----    ----
Net revenues................................................    100%     100%    100%
Cost of revenues............................................     41       39      42
                                                                ---      ---     ---
  Gross margin..............................................     59       61      58
                                                                ---      ---     ---
Operating expenses:
  Research and development..................................     21       17      14
  Sales, marketing and administrative.......................     26       21      17
  Write-off of acquired in-process technology...............      7       --      10
  Restructuring and other charges...........................     10        1      --
                                                                ---      ---     ---
          Total operating expenses..........................     64       39      41
                                                                ---      ---     ---
Income (loss) from operations...............................     (5)      22      17
                                                                ---      ---     ---
Interest and other income...................................      5        3       1
Interest expense............................................     (2)      (1)     --
Gain on sale of PTS.........................................      5       --      --
                                                                ---      ---     ---
Income from operations before provision for income taxes and
  cumulative effect of a change in accounting principle.....      3       24      18
Provision for income taxes..................................      5        6       6
                                                                ---      ---     ---
Income (loss) before cumulative effect of a change in
  accounting principle......................................     (2)      18      12
Cumulative effect of a change in accounting principle, net
  of tax benefit............................................     --       (1)     --
                                                                ---      ---     ---
Net income (loss)...........................................     (2)%     17%     12%
                                                                ===      ===     ===

NORMALIZED RESULTS OF OPERATIONS

     The following unaudited, normalized table sets forth the items in the Consolidated Statements of Operations on a normalized basis as a percentage of net revenues and excludes the write-off of acquired in-process technology, restructuring and other charges, gain on the sale of Peripheral Technology Solutions ("PTS"), revenue and expenses related to the PTS segment, gain on the sale of land and the cumulative effect of a change in accounting principle. The information presented below is not necessarily indicative of future operating results.

                   YEARS ENDED MARCH 31,                      1999    1998    1997
                   ---------------------                      ----    ----    ----
Net revenues................................................  100%    100%    100%
Cost of revenues............................................   37      34      37
                                                              ---     ---     ---
  Gross margin..............................................   63      66      63
                                                              ---     ---     ---
Operating expenses:
  Research and development..................................   19      16      13
  Sales, marketing and administrative.......................   28      27      22
                                                              ---     ---     ---
          Total operating expenses..........................   47      43      35
                                                              ---     ---     ---
Income from operations......................................   16      23      28
                                                              ---     ---     ---
Interest income.............................................    6       4       2
Interest expense............................................   (2)     (2)     --
                                                              ---     ---     ---
Income before provision for income taxes....................   20      25      30
Provision for income taxes..................................    6       6       7
                                                              ---     ---     ---
Net income..................................................   14%     19%     23%
                                                              ===     ===     ===

SEC COMMENT LETTER

     On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") relating to certain previous 1934 Act filings with the SEC, primarily comments about disclosure in the Company's Management's Discussion and Analysis and Notes to Consolidated Financial Statements. The Company has addressed the comments in its response to the SEC dated June 16, 1999 and has incorporated such comments into its disclosures in this fiscal 1999 Annual Report on Form 10-K to the extent practicable. However, there can be no assurance that the SEC will not take exception with the Company's responses and disclosures and require that the Company file additional responses and disclosures in its periodic reports.

RESULTS OF OPERATIONS

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are Host I/O (Input/Output), RAID (Redundant Array of Independent Disks), Software and Peripheral Technology Solutions ("PTS").

     The Host I/O segment designs, develops, manufactures and markets host bus adapter ("HBA") boards and chips that allow computers to transfer information to and from peripherals, such as hard disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. The Company's HBAs are based on Small Computer System Interface ("SCSI") technology and are utilized in servers, high-end workstations and desktops where high performance I/O is a vital component of overall system performance.

     The RAID segment designs, develops, manufactures and markets bus-based and microprocessor-based RAID solutions. These products are utilized from entry level workstations to enterprise-class servers. The Company's RAID adapters provide performance and functionality, incorporate the latest technical innovations, and offer superior software functionality to make RAID fast, simple and reliable.

     The Software segment designs, develops and markets optical media software for CD-R and CD-RW. This segment includes video editing products and software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's CD-R and CD-RW products are used for data storage to optical media, including audio, video and still photos, and provide users storage alternatives to traditional disk and removable media options. Additionally, the Company's CD-RW products allow users to transfer downloaded music from the Internet to CDs for private use. The Company's CD-R software offerings are available as standalone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

     The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and STMicroelectronics, Inc. ("ST"), respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

     NET REVENUES. The Company's fiscal 1999 net revenues decreased 31% from the prior year to $692.4 million. Net revenues for the year were comprised of $520.1 million from the Host I/O segment, down 26% from the prior year, $32.2 million from the RAID segment, up 122% from the prior year, $47.1 million from the Software segment, up 23% from the prior year, and $90.8 million from the recently sold PTS segment, down 64% from the prior year. Other net revenues for fiscal 1999 of $2.2 million represent revenue from recently divested businesses, including external storage, satellite networking and fibre channel. Although these businesses were divested, the Company continues to hold minority investments in Chaparral Technologies, Inc. ("Chaparral"), BroadLogic Inc. ("BroadLogic") and Jaycor Networks, Inc. ("JNI"), the companies which acquired these businesses.

     Fiscal 1999 net revenues from the Host I/O segment declined as a result of Ultra-DMA penetration in the desktop market. The Company expects that Host I/O net revenues from the desktop market will continue to be adversely impacted by Ultra-DMA in the future. Ultra-DMA has not had a material impact on revenue derived from the workstation and server markets, although there can be no assurance that Ultra-DMA will not have a material adverse impact in the future. The decline was partially offset by the demand for high performance I/O fueled by the growth in on-line applications like electronic commerce, on-line publishing, and proliferation of the Internet and corporate intranets. Net revenues from the RAID segment increased primarily as a result of the introduction of the Company's high-end RAID product. Net revenues from the Software segment increased as a result of continued increased demand for CD-R and CD-RW drives. Net revenues from the PTS segment for fiscal 1999 represent approximately nine months of revenue versus twelve months in fiscal 1998, as the products that comprised the PTS segment were sold to TI and ST in November 1998 and January 1999, respectively. Proportionately, net revenues from the PTS segment still declined due to continued weakness in the disk drive industry and Asian markets.

     The Company's fiscal 1998 net revenues increased 8% from the prior year to $1,007.3 million. Net revenues for the year were comprised of $701.1 million from the Host I/O segment, up 5% from the prior year, $14.5 million from the RAID segment, up 341% from the prior year, $38.2 million from the Software segment, up 119% from the prior year and $249.8 million from the PTS segment, up 2% from the prior year. Other net revenues for fiscal 1998 of $3.7 million included the external storage, satellite networking and fibre channel businesses. Net revenues from the Host I/O segment increased as a result of growth in the high-performance microcomputer markets, demand for SCSI in the client/server environment, the ongoing deployment of sophisticated operating systems and an increase in the use of diverse peripherals such as high capacity hard drives, scanners and optical drives, offset by a trend toward lower-priced PCs for mainstream consumer desktop applications as well as enhancements to the Ultra-DMA standard, which is used predominantly in the desktop market. Net revenues for the RAID segment increased as a result of growth in market acceptance of the Company's RAID products. Net revenues from the Software segment increased due to increased demand for CD-R and CD-RW drives. Net revenues from the Company's PTS segment were adversely impacted by the turbulent disk drive market, as well as instability in the Asian markets, which resulted in a less than expected increase in PTS net revenues.

     GROSS MARGIN. The Company's fiscal 1999 gross margin was 59% compared to 61% in fiscal 1998 and 58% in fiscal 1997. The fiscal 1999 gross margin decreased from fiscal 1998 primarily due to underutilized manufacturing capacity resulting from the decline in Host I/O net revenues and the sale of the PTS segment. Additionally, the Company's fiscal 1999 gross margin was adversely impacted by the increase in Host I/O sales to OEMs as a percentage of total Host I/O sales, due to the Company's focus on reducing inventory in the channel. The Company's gross margins increased in fiscal 1998 due to greater shipments of the Company's higher margin Host I/O products and the Company's continued focus on component cost reductions and manufacturing efficiencies.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's fiscal 1999 research and development expenses decreased 14% from the prior year to $146.2 million. The decrease in total dollars was primarily attributable to company-wide cost reduction programs which included reductions in workforce and the curtailment of costs related to the divesting of certain unprofitable business activities. The Company expects to realize the full benefits of these reductions in fiscal 2000. Fiscal 1999 research and development expenses as a percentage of net revenues were 21% compared to 17% in fiscal 1998. The increase as a percentage of net revenues was directly related to the decline in fiscal 1999 net revenues and the cost reductions expected from the restructuring and divesting activities were not fully realized until the end of the fiscal year.

     The Company's fiscal 1998 research and development expenses increased 32% to $169.0 million from $128.5 million in fiscal 1997. The increase in total dollars was primarily a result of increased staffing levels to support the Company's investment in new hardware and software solutions, including RAID, CD-R software solutions, external storage and fibre channel. Fiscal 1998 research and development expenses as a percentage of net revenues were 17% compared to 14% in fiscal 1997. The increase as a percentage of net revenues was primarily due to lower than expected revenues.

     SALES, MARKETING, AND ADMINISTRATIVE EXPENSES. The Company's fiscal 1999 sales, marketing and administrative expenses decreased 16% from the prior year to $181.0 million. The decrease in total dollars is primarily attributable to company-wide cost reduction programs, specifically reductions in workforce. The

Company expects to realize the full benefits of these reductions in fiscal 2000. Fiscal 1999 sales, marketing and administrative expenses as a percentage of net revenues are 26% compared to 21% in fiscal 1998. The increase as a percentage of net revenues is primarily related to the decline in fiscal 1999 net revenues, and the cost reductions expected from the restructuring and divesting activities were not fully realized until the end of the fiscal year.

     The Company's fiscal 1998 sales, marketing and administrative expenses increased 32% to $215.6 million from $163.0 million in fiscal 1997. The increase in total dollars was a result of increased staffing levels required to support the Company's worldwide growth. In addition, the Company increased advertising and promotional programs aimed at leveraging the Company's brand image and generating demand for its products. Fiscal 1998 sales, marketing and administrative expenses as a percentage of net revenues were 21% compared to 17% in fiscal 1997. The increase as a percentage of net revenues was primarily due to lower than expected net revenues.

     WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. During fiscal 1999 and 1997, the Company purchased complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $45.5 million and $90.5 million, respectively.

     In the first quarter of fiscal 1999, the Company purchased Ridge Technologies, Inc. ("Ridge") and acquired read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI"), which resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. The unamortized goodwill associated with Ridge was written-off in the second quarter of fiscal 1999, in connection with the Company's restructuring activities and decision to exit the storage subsystems business. The write-off was included in "Restructuring and other charges" in the Consolidated Statements of Operations. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported in the first quarter of fiscal 1999 to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first three quarters of fiscal 1999 from $7.5 million to $12.6 million for the year ended March 31, 1999. In the fourth quarter of fiscal 1999, the Company relieved the unamortized goodwill of $20.0 million associated with ASIC technologies purchased from ADI in connection with the sale of the Company's mainstream removable PTS business line. The Company reduced the gain originally reported in the Company's Form 8-K dated January 15, 1999 by $14.0 million from $45.5 million previously reported to $31.5 million for the fourth quarter and year ended March 31, 1999. Basic and diluted net income (loss) per share for the four quarters of fiscal 1999 were impacted by the restatement as follows:

                                                              PRIOR TO      SUBSEQUENT TO
                        FISCAL 1999                          RESTATEMENT     RESTATEMENT
                        -----------                          -----------    -------------
First quarter:
  Basic....................................................    $(0.68)         $(0.51)
  Diluted..................................................    $(0.68)         $(0.51)

Second quarter:
  Basic....................................................    $(0.22)         $(0.23)
  Diluted..................................................    $(0.22)         $(0.23)

Third quarter:
  Basic....................................................    $ 0.25          $ 0.23
  Diluted..................................................    $ 0.24          $ 0.23

Fourth quarter:
  Basic....................................................    $ 0.58          $ 0.43
  Diluted..................................................    $ 0.55          $ 0.41

     There was no impact on fiscal 1999 year-to-date basic or diluted net loss per share. Additionally, there will be no impact on future results of operations as the goodwill associated with ASIC technologies purchased from ADI was relieved in the fourth quarter of fiscal 1999.

     The Company allocated amounts to acquired in-process technology in the first quarter of fiscal 1999 in a manner consistent with widely recognized appraisal practices at the date of the acquisition of ASIC technologies from ADI. Subsequent to the acquisitions, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the acquired in-process technology that was the basis for the Company's measurement of the acquired in-process technology charge. The charge of $26.4 million associated with ASIC technologies purchased from ADI, as first reported, was based upon assumptions and appraisal methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology. The Company revised its results of operations for fiscal 1999 and will amend its Reports on Form 10-Q for the first three quarters of fiscal 1999 previously filed with the SEC.

     The Company and its advisors believe that the restated acquired in-process technology charge relating to ASIC technologies purchased from ADI of $6.1 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to acquired in-process technology.

     In fiscal 1997, the Company acquired complementary businesses and technologies consisting of Western Digital's Connectivity Solutions Group ("WD"), CD-R software technology from Corel, Inc. ("Corel"), Data Kinesis, Inc. ("DKI"), Sigmax Technology, Inc. ("Sigmax"), Toast CD-R technology ("Toast"), and certain assets from Skipstone, Inc. ("Skipstone") for an aggregate purchase price of $124.3 million, resulting in a write-off of acquired in-process technology charge of $90.5 million. Unamortized goodwill associated with WD was relieved in fiscal 1999 in connection with the sale of the high-end PTS business line to TI, for which no gain was derived. Goodwill associated with Corel was minimal and expensed in fiscal 1997. Unamortized goodwill associated with Sigmax and Skipstone was written-off in fiscal 1998 and is included in "Restructuring and other charges" in the Consolidated Statements of Operations. The acquired in-process technology associated with DKI was completed subsequent to the acquisition and is now incorporated in the Company's products which began shipping in fiscal 1999. The acquired in-process technology associated with Toast related to further developments of the already existing Toast product. Such developments were later incorporated into the Company's products. Goodwill associated with DKI and Toast will be fully amortized during fiscal 2000.

     Additionally, in fiscal 1997, the Company acquired Cogent Data Technologies, Inc. ("Cogent") under the pooling-of-interests method of accounting. Cogent's historical operations, net assets, and cash flows were not material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations and cash flows, all of which are not material to the Company, have been combined with those of the Company.

     RESTRUCTURING AND OTHER CHARGES. During fiscal 1999, the Company incurred $39.9 million in restructuring charges, $21.5 million in acquisition related charges and $7.4 million in asset impairments and other charges. During fiscal 1998, the Company incurred $6.7 million in asset impairments and other charges. During fiscal 1997, the Company incurred $1.7 million in acquisition related charges.

     During fiscal 1999, the Company completed a reduction in workforce of approximately 975 employees and divested certain unprofitable business activities (including storage subsystems, fibre channel, external storage, satellite networking, and high-end PTS) to strategically refocus the Company and bring operating expenses in line with net revenues. The Company continues to hold a minority interest in the fibre channel, external storage and satellite networking technologies through investments in JNI, Chaparral and BroadLogic, respectively. The Company incurred approximately $8.8 million, $24.5 million and $6.6 million of charges in the first, second and fourth quarters of fiscal 1999 related to these restructuring activities. The second and fourth quarter charges are net of $1.4 million and $1.2 million adjustments, respectively, relating to charges taken in previous quarters. Total fiscal 1999 restructuring charges are $39.9 million and consisted of severance and benefits of $21.6 million, asset write-offs of $13.5 million and facilities and other costs of $4.8 million, of which $17.4 million represented non-cash charges. During fiscal 1999, the Company expended $20.0 million of cash related to these restructuring activities. The Company substantially completed all of the restructuring activities as of March 31, 1999 and the remaining balance of $2.5 million is primarily expected to be paid out in the first two quarters of fiscal 2000.

     The Company expects the fiscal 1999 restructuring activities could result in an annual expense reduction in the range of $80 - $90 million. These savings may be potentially offset by incremental costs associated with anticipated business growth.

     In fiscal 1999, the Company recorded $21.5 million in acquisition costs related to the termination of the Symbios, Inc. acquisition. Additionally, the Company recorded $4.0 million and $3.4 million in non-cash asset impairment charges and executive termination costs, respectively. The impairment charges related to $1.4 million in manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of $2.6 million of non-trade related receivables classified in other current assets. The executive termination costs, relating to three executives, consisted of $1.9 million in severance and benefits and $1.5 million in non-cash stock compensation charges resulting from amended option agreements.

     In fiscal 1998, the Company recorded non-cash asset impairment charges of $6.7 million. The impairment charges consisted of impairments of the remaining goodwill balances from the acquisition of Sigmax and Skipstone of $1.5 million and $1.7 million, respectively, and the write-down of the Company's minority investment in Ridge of $3.5 million. The remaining goodwill for the acquisition of Sigmax was written-off when the Company decided to abandon this business after the R&D project fell behind and the critical market window was missed, the engineers acquired in the purchase had left the Company, and the intellectual property was deemed to have no alternative use. The remaining goodwill from the acquisition of Skipstone was written-off when the Company decided to abandon this business as the market for this technology was not developing at the rate required to earn a reasonable return on its investment, most of engineers acquired in the purchase had left the Company, and the intellectual property had no alternative use. The impairment and write-down of the Ridge minority investment was a result of delays in the Ridge product. Ridge was not able to bring the Ridge product under development to market in a timely manner, which management believed resulted in a permanent impairment of the value of the Company's underlying investment in Ridge.

     In fiscal 1997, the Company recorded $1.7 million in acquisition costs related to the acquisition of Cogent.

     INTEREST AND OTHER INCOME. The Company's fiscal 1999 interest and other income increased 7% to $35.1 million from the prior year primarily due to the gain on the sale of land in California of $1.6 million, which represented the other income in fiscal 1999. The remaining $33.5 million of interest and other income represents interest earned on investments. Fiscal 1998 interest income increased 147% to $32.9 million from $13.3 million in fiscal 1997. The increase from fiscal 1997 was due to higher cash balances during fiscal 1998 as a result of cash generated from operations and proceeds received in connection with $230.0 million of 4 3/4% Convertible Subordinated Notes that the Company issued in February 1997. Interest expense for fiscal 1999 and 1998 of $12.1 million and $12.4 million, respectively, is primarily related to the 4 3/4% Convertible Subordinated Notes. Interest expense for fiscal 1997 of $2.7 million is primarily related to two months of interest on the 4 3/4% Convertible Subordinated Notes which were issued in February 1997.

     GAIN ON THE SALE OF PTS. The Company sold the high-end PTS business line to TI in November 1998 for $8.5 million in cash and the mainstream removable PTS business line to ST for $72.1 million in cash and $3.3 million in cost reimbursements. The sale of the mainstream removable PTS business line to ST resulted in a $10.0 million gain, net of taxes of $21.5 million. The gain on the sale of PTS was reduced in the fourth quarter of fiscal 1999 from that originally reported in the Company's Form 8-K dated January 15, 1999. The reduction reflects the increase in goodwill resulting from the fiscal 1999 fourth quarter restatement of acquired in-process technology of ASIC technologies purchased from ADI, which was incorporated into the business line sold to ST.

     INCOME TAXES. The Company's effective tax rate for fiscal 1999 was 164% compared to 26% and 37% for fiscal 1998 and 1997. This increase in effective tax rate was primarily due to the write-off of acquired in-process technology and goodwill, which are not deductible for tax purposes, and the gain associated with the sale of PTS. In the third quarter of fiscal 1999, the Company's normalized effective tax rate changed (exclusive of the write-off of acquired in-process technology and goodwill and the gain associated with the sale of PTS) from 25% to 28% due to a geographic shift of earnings resulting from restructuring and business divestitures. For fiscal 1998 and 1997, the Company's normalized effective tax rate was 25% (exclusive of the write-off of acquired in-process technology and goodwill).

     The difference between the Company's normalized effective tax rate and the U.S. federal statutory tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate, resulting from a tax holiday relating to certain of its products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through 2006, subject to certain conditions.

     The Company's tax related liabilities were $65.8 million, $25.2 million and $8.0 million at March 31, 1999, 1998 and 1997 respectively. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Japan, Germany and Belgium. The amount of the liability is based on management's evaluation of its tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

     NET INCOME (LOSS). The Company's net loss for fiscal 1999 was $13.3 million, representing diluted net loss per share of $0.12, compared to net income of $172.9 million and $107.6 million in fiscal 1998 and 1997, representing diluted net income per share of $1.46 and $0.93, respectively. On a normalized basis, net income for fiscal 1999 was $86.9 million, representing normalized diluted net income per share of $0.77, compared to normalized net income of $147.5 million and $155.5 million in fiscal 1998 and 1997, representing normalized diluted net income per share of $1.25 and $1.35, respectively. The normalized results exclude the write-off of acquired in-process technology, restructuring and other charges, gain on the sale of PTS, revenue and expenses related to the PTS segment, gain on the sale of land and the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash provided by operating activities during fiscal 1999 was $207.7 million. Net cash generated from operating activities during fiscal 1999 resulted from a net loss of $13.3 million adjusted for non-cash items including the write-off of acquired in-process technology of $45.5 million, non-cash charges associated with restructuring and other charges of $22.9 million and depreciation and amortization of $50.2 million. Additionally, the net loss was adjusted for the pre-tax gain on the sale of PTS of $31.5 million. Cash generated from operating activities during fiscal 1999 was also impacted by the decrease in accounts receivable and inventory of $68.1 million and $16.8 million, respectively, and the increase in accrued liabilities of $36.2 million. The change in deferred income taxes and accounts payable was primarily offset by the income tax benefit from employee stock transactions and the change in other assets and prepaid expenses (exclusive of land held for sale reclassified to prepaid expenses).

     Net cash provided by operating activities during fiscal 1998 of $245.1 million was primarily attributable to net income of $172.9 million adjusted by non-cash items including the cumulative effect of a change in accounting principle of $9.0 million, depreciation and amortization of $42.9 million, provision for doubtful accounts of $4.0 million and non-cash charges associated with restructuring and other charges of $6.7 million. Increases in accounts receivable and inventories were largely offset by decreases in other assets and prepaid expenses and an increase in accounts payable.

     Net cash provided by operating activities during fiscal 1997 of $245.5 million was primarily attributable to net income of $107.6 million adjusted by non-cash items including the net write-off of acquired in-process technology of $88.7 million (net of taxes) and depreciation and amortization of $28.6 million. Increases in accounts receivable and prepaid expenses were largely offset by increases in accounts payable and accrued liabilities.

     In each of fiscal years 1996 through 1998, the Company entered into agreements with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") which provides the Company with guaranteed capacity for wafer fabrication in exchange for advance payments by the Company. The Company recorded the prepayments as either prepaid expenses or other assets based upon the amount expected to be utilized in the next 12 months. As wafers are received from TSMC, the prepaid expenses balance is reclassified to inventory. The Company utilized $18.2 million and $9.8 million of the prepayments in fiscal 1999 and 1998, respectively, which were capitalized into inventory. The advance payments expected to be realized in the next 12 months of $8.4 million are classified in prepaid expenses and the remaining advance payments or $21.1 million are classified in other assets and are expected to be realized by the Company during the term of the agreements through December 31, 2002.

     In fiscal 1998, the Company entered into one of the TSMC agreements, which provided the Company with increased wafer fabrication capacity in return for advance payments totaling $35.3 million. The Company signed a non-interest bearing promissory note for the $35.3 million, which was due in two equal installments of approximately $17.6 million and $17.7 million. The first installment was paid in January 1998. During fiscal 1999, the Company determined, based upon analyses performed each quarter, that the anticipated future manufacturing requirements would not be sufficient to utilize the prepaid wafer capacity. Accordingly, the Company and TSMC mutually agreed to terminate the agreement and the remaining unpaid balance on the related promissory note. Further, TSMC agreed to refund the Company the $17.6 million previously paid, in four equal quarterly installments. The Company reversed the $35.3 million of prepayments classified in other assets as well as the $17.7 million of long-term debt and recorded a $17.7 million receivable due from TSMC, which is classified in prepaid expenses.

     Additionally, in fiscal 1999, the Company and TSMC amended another agreement to extend the term of the agreement by two years through December 31, 2002, and TSMC agreed to refund the Company $5.4 million of advanced payments, payable in four equal quarterly installments. This amount due from TSMC was also reclassified from other assets to prepaid expenses.

     INVESTING ACTIVITIES. Net cash provided by investing activities during fiscal 1999 was $55.4 million. During fiscal 1999, the Company received $76.0 million in net proceeds from the sale of PTS. The sale was offset in part by the purchase of certain net assets in connection with acquisition of ASIC technologies from ADI and purchase of Ridge accounted for under the purchase method of accounting (net of cash received) of $34.1 million and the purchase of property and equipment of $30.3 million. Additionally, the Company had $43.9 million of cash inflow related to proceeds from maturities of marketable securities, net of reinvestments.

     Net cash used for investing activities during fiscal 1998 was $346.1 million and included the net reinvestment of $239.8 million of marketable securities. The Company also continued to make various building and leasehold improvements to its facilities and invest in equipment for product development and manufacturing to support current and future business requirements. Purchases of property and equipment of $97.7 million during fiscal 1998 included $11.3 million for land located in California.

     Net cash used for investing activities during fiscal 1997 was $221.3 million. During fiscal 1997, the Company made payments of $107.2 million, net of cash received, in connection with the acquisitions of WD, Corel, DKI, Sigmax, Toast and Skipstone. The Company acquired Cogent in a transaction accounted for as a pooling-of-interests through the issuance of 3 million shares of its common stock. During fiscal 1997, the Company purchased property and equipment totaling $88.0 million. Additionally, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent") to sell $21.0 million of fabrication equipment that the Company had previously purchased in fiscal 1997 in connection with a separate agreement with Lucent that ensured the Company of the availability of certain levels of wafer capacity from Lucent. The new agreement cancelled the initial capacity agreement and required Lucent to purchase the equipment from the Company in fiscal 1998.

     FINANCING ACTIVITIES. Net cash used for financing activities during fiscal 1999 was $172.7 million. During fiscal 1999, the Company repurchased $200.2 million of its common stock and made debt payments totaling

$5.6 million. The Company received proceeds of $33.1 million from the issuance of common stock to employees through its stock option and employee stock purchase plans.

     Net cash provided by financing activities during fiscal 1998 of $10.1 million was primarily due to the issuance of common stock to employees through its stock option and employee stock purchase plans of $38.9 million, offset in part by payments to TSMC of $17.7 million on the short-term note, payments on debt of $3.4 million, and repurchases of common stock of $7.7 million.

     Net cash provided by financing activities during fiscal 1997 was $202.6 million. During fiscal 1997, the Company issued $230.0 million of 4 3/4% Convertible Subordinated Notes due February 1, 2004, for which the Company received net proceeds of $223.9 million. The notes provide for semi-annual interest payments each February 1 and August 1, which commenced on August 1, 1997. The holders of the notes are entitled to convert the notes into common stock at a conversion price of $51.66 per share through February 1, 2004. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after February 3, 2000 at declining premiums to par. Debt issuance costs are being amortized ratably over the term of the notes. The Company paid a $46.2 million short-term note issued to TSMC in connection with an agreement to ensure increased wafer capacity for future technology. The Company also received proceeds from the issuance of common stock to employees through its stock option and employee stock purchase plans of $28.3 million.

     STOCK REPURCHASES. In fiscal 1999, the Company repurchased 12,931,000 shares of its common stock at an average price of $15.48 for a total cash outlay of $200.2 million. In fiscal 1998, the Company repurchased 350,000 shares of its common stock at an average price of $22.19 for a total cash outlay of $7.7 million. In May 1999, the Company's Board of Directors authorized the Company to repurchase an additional $200.0 million of its common stock in the open market.

     LINES OF CREDIT. During fiscal 1999, the Company terminated its unsecured $17.0 million revolving line of credit and a $6.8 million line of credit assumed in conjunction with the fiscal 1999 first quarter purchase of Ridge and obtained an unsecured $60.0 million revolving line of credit which expires on March 25, 2000.

     LIQUIDITY. As of March 31, 1999, the Company's principal sources of liquidity consist of $743.9 million of cash, cash equivalents and marketable securities and an unsecured $60.0 million revolving line of credit, under which there were no outstanding borrowings as of March 31, 1999. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations through fiscal 2000.

CHANGE IN ACCOUNTING POLICY

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." EITF 97-13 requires that business process reengineering costs incurred in connection with an overall information technology transformation project be expensed as incurred. The transition provisions of EITF 97-13 require that companies that had previously capitalized such business process reengineering costs charge off any unamortized amounts as a cumulative effect of a change in accounting principle. In fiscal 1998, the cumulative effect of the change to the Company was to decrease net income by $9.0 million (net of tax benefit of $3.0 million).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of fiscal 2001 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

YEAR 2000

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     During fiscal 1998, the Company completed implementation of Enterprise Resource Planning ("ERP") software to replace the Company's core business applications, which support sales and customer service, manufacturing, distribution, and finance and accounting. The ERP software was selected not only because it was Year 2000 Compliant, but more importantly, to add functionality and efficiency to the business processes of the Company. The Company completed Year 2000 testing of the ERP software and is satisfied that it will not present any Year 2000 Compliance issues.

     In the first half of fiscal 1998, the Company also began a project to analyze and assess the remainder of its business not addressed by the ERP software such as other computer and network hardware and software, production process controllers and related manufacturing equipment. Internal and external resources are being used to complete any required modification and tests for Year 2000 Compliance. Furthermore, with the replacement or upgrade of its internal use software, which is primarily commercial off-the-shelf software, and non-compatible hardware, the Company believes that the Year 2000 Compliance issue will not pose significant operational problems for the Company or its customers.

     The Company presently believes that its products are Year 2000 Compliant. The majority of the Company's products are not date sensitive. However, for those products that are date sensitive, the Company, as a standard part of its product development cycle, has had procedures, tests, and methodologies that have been in effect since fiscal 1997 to ensure each product's Year 2000 Compliance readiness.

     In addition, the Company has defined its critical suppliers and communicated with them to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's operations rely will be remediated in a timely manner, or that a failure to become Year 2000 Compliant by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Our costs to date related to the Year 2000 Compliance issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our testing and remediation efforts. The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year (less than $1.0 million). Such costs exclude costs to implement the ERP system and the reallocation of internal resources, as these costs are not considered incremental to the Company. These costs and the date on which the Company plans to complete the Year 2000 Compliance remediation and testing processes are based on management's best estimates, which were derived utilizing various assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 Compliant. It is also in the process of creating a contingency plan for internal and external sources, including key suppliers, which it expects to complete in the first half of fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 1999, the Company's investment portfolio consisted of fixed income securities, excluding those classified as cash equivalents, of $426.3 million (See "Note 2. Marketable Securities" of the Notes to Consolidated Financial Statements on page F-8 for further information). These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 1999, the decline in the fair value of the portfolio would not be material.

     The Company's long-term debt bears interest at a fixed rate. Accordingly, an immediate 10% change in interest rates would not result in the Company's long-term debt having any effect on the Company's results of operations.

     On occasion, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The Company does not use derivative financial instruments for trading or speculative purposes. Forward exchange contracts are denominated in the same currency as the underlying transaction (primarily Singapore dollars) and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The effect of an immediate 10% change in exchange rates on the forward exchange contracts would not be material to the Company's financial condition or results of operations, as there were no forward exchange contracts outstanding as of March 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index appearing under Item 14(a)(1) on page 31 for the Consolidated Financial Statements of Adaptec, Inc. at March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999 and the Report of Independent Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of Adaptec is incorporated by reference from the information under the captions: "Election of Directors -- Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held, September 9, 1999 (the "Proxy Statement"). Information with respect to the executive officers of Adaptec is included in
Part I of this Form 10-K under the heading "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the caption:
"Executive Compensation and Other Matters" and "Election of Directors -- Certain Transactions" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption: "Election of Directors -- Security Ownership of Management; Principal Stockholders" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the caption: "Election of Directors -- Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following Consolidated Financial Statements of Adaptec, Inc. and the Report of Independent Accountants, as listed under (a)(1) below, are included in this document.

(a)(1) FINANCIAL STATEMENTS:

                                                                 PAGE
                                                              -----------
Consolidated Statements of Operations -- Fiscal Years ended
  March 31, 1999, 1998, and 1997............................          F-1
Consolidated Balance Sheets at March 31, 1999 and 1998......          F-2
Consolidated Statements of Cash Flows -- Fiscal Years ended
  March 31, 1999, 1998, and 1997............................          F-3
Consolidated Statements of Stockholders' Equity -- Fiscal
  Years ended March 31, 1999, 1998, and 1997................          F-4
Notes to Consolidated Financial Statements..................  F-5 to F-30
Report of Management........................................         F-31
Report of Independent Accountants...........................         F-32

(2) All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                           DESCRIPTION                           NOTES
-------                          -----------                           -----
 2.1     Agreement for Purchase and Sale of Stock by and among
         Western Digital Corporation, Western Digital CSG
         Corporation, and Adaptec, Inc. dated April 9, 1996.             (3)
 2.2     Agreement and Plan of Reorganization by and among Adaptec,
         Inc., Adaptec Acquisition Corporation, and Data Kinesis,
         Inc. dated August 6, 1996.                                      (4)
 2.3     Asset Acquisition Agreement by and among Adaptec, Inc. and
         Analog Devices, Inc. dated March 24, 1998                      (16)
 2.4     Agreement and Plan of Reorganization by and among Adaptec,
         Inc., Ridge Technologies and RDS Acquisition (as of May 21,
         1998).                                                         (16)
 2.5     Agreement and Plan of Merger dated February 23, 1998 between
         Registrant and Adaptec, Inc., a California corporation.        (16)
 2.6     Asset Purchase Agreement between Texas Instruments,
         Incorporated and Adaptec, Inc. dated November 6, 1998.         (14)
 2.7     Asset Acquisition Agreement among Adaptec, Inc., Adaptec
         Mfg. (s) Pte. Ltd. And STMicroelectronics, Inc. dated
         January 15, 1999.                                              (14)
 2.8     Amendment No. 1 to Asset Acquisition Agreement among
         Adaptec, Inc., Adaptec Mfg. (s) Pte. Ltd. and
         STMicroelectronics, Inc. dated January 15, 1999.               (14)
 3.1     Certificate of Incorporation of Registrant filed with
         Delaware Secretary of State on November 19, 1997.              (16)
 3.2     Bylaws of Registrant, as amended on June 29, 1999.
 4.1     Second Amended and Restated Rights Agreement dated December
         5, 1996 between Registrant and Chase Mellon Shareholder
         Services, Inc. as Rights Agents.                                (8)
 4.2     First Amendment dated March 12, 1998 to Second Amended and
         Restated Rights Agreement.                                     (16)
 4.3     Indenture dated as of February 3, 1997 between Registrant
         and State Street Bank and Trust Company.                        (1)

EXHIBIT
NUMBER                           DESCRIPTION                           NOTES
-------                          -----------                           -----
 4.4     First Supplemental indenture dated as of March 12, 1998
         between Registrant and State Street Bank and Trust Company.    (16)
10.1+    Registrant's 1986 Employee Stock Purchase Plan.                 (6)
10.2     Technology License Agreement dated January 1, 1985 between the Registrant and International Business Machines
         Corporation.                                                   (10)
10.3+    Registrant's Savings and Retirement Plan.                       (9)
10.4+    1990 Stock Plan, as amended.                                   (12)
10.5+    Forms of Stock Option Agreement, Tandem Stock Option/SAR
         Agreement, Restricted Stock Purchase Agreement, Stock
         Appreciation Rights Agreement, and Incentive Stock Rights
         Agreement for use in connection with the 1990 Stock Plan, as
         amended.                                                        (7)
10.6+    1990 Directors' Option Plan and forms of Stock Option
         Agreement, as amended.
10.7     Option Agreement I Between Adaptec Manufacturing (S) Pte.
         Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
         October 23, 1995.                                               (2)
10.8*    Option Agreement II Between Adaptec Manufacturing (S) Pte.
         Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
         October 23, 1995.                                               (2)
10.9     Consignment Agreement between Adaptec, Inc. and AT&T Corp.
         dated January 10, 1996.                                         (2)
10.10    Form of Indemnification Agreement entered into with
         directors and officers of Adaptec, Inc., a California
         corporation, prior to Registrant's reincorporation into
         Delaware.                                                      (11)
10.11    Form of Indemnification Agreement entered into between
         Registrant and its officers and directors.                     (16)
10.12    Deposit and Supply Agreement between Taiwan Semiconductor
         Manufacturing Co., Ltd. and Adaptec Manufacturing Pte. Ltd.     (6)
10.13    Industrial Lease Agreement between the Registrant, as
         Lessee, and Jurong Town Corporation, as Lessor.                 (5)
10.14    Amendment No. 1 to Option Agreement III between Adaptec
         Manufacturing (s) Pte. Ltd. And Taiwan Semiconductor
         Manufacturing Co. Ltd.                                         (13)
10.15    Termination of Option III agreement between Adaptec
         Manufacturing (s) Pte. Ltd. and Taiwan Semiconductor
         Manufacturing Co. Ltd.                                         (15)
10.16**  Amendment to Option Agreements I & II between Taiwan
         Semiconductor Manufacturing Co., Ltd. and Adaptec,
         Manufacturing (s) Pte. Ltd.
10.17    Modification to Amendment to Option Agreement I & II between
         Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec,
         Manufacturing (s) Pte. Ltd.
21.1     Subsidiaries of Registrant.
23.1     Consent of Independent Accountants, PricewaterhouseCoopers
         LLP. (See Page 34)
24.1     Power of Attorney. (See Page 36)
27.1     Financial Data Schedule for the year ended March 31, 1999.
27.2     Financial Data Schedule for the year ended March 31, 1998.

EXHIBIT
NUMBER                           DESCRIPTION                           NOTES
-------                          -----------                           -----
27.3     Financial Data Schedule for the year ended March 31, 1997.

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

 (8) Incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Registrant's Registration Statement Number 0-15071 on Form 8-A as filed on January 4, 1997.

 (9) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

(10) Incorporated by reference to Exhibit 10.15 filed in response to Item 16(a) "Exhibits," of Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (file No. 33-5519), which became effective on June 11, 1986.

(11) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(12) Incorporated by reference to Exhibit 4.2 to Form 10-Q as filed February 7, 1996.

(13) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed August 7, 1998.

(14) Incorporated by reference to Exhibits 2.1, 2.2, 2.3, respectively, to Form 8-K as filed January 29, 1999.

(15) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed February 12, 1999.

(16) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

  *  Confidential treatment has been granted for portions of this agreement.

 **  Confidential treatment has been requested for portions of this agreement.

 (b) REPORTS ON FORM 8-K

     During the fourth quarter ended March 31, 1999, the Company filed the following current Reports on Form 8-K:

     On January 29, 1999, pursuant to Item 2 thereof, to report the disposition of the Peripheral Technology Solutions segment.

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-77321, No. 333-66151, No. 33-02889, No.
333-00779, No. 33-43591, No. 333-14241, and No. 333-12095) and Form S-1 (No.
333-24557) of Adaptec, Inc. and its subsidiaries of our report dated April 28, 1999, relating to the Financial Statements, which appears in this Annual Report on Form 10-K.

/s/  PricewaterhouseCoopers LLP
---------------------------------------------
PricewaterhouseCoopers LLP
San Jose, California
June 29, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

/s/ ROBERT N. STEPHENS
--------------------------------------
Robert N. Stephens
President and Chief Executive Officer

Date: June 29, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert N. Stephens and Andrew J. Brown, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
               /s/ ROBERT N. STEPHENS                   President, Chief Executive        June 29, 1999
-----------------------------------------------------   Officer
                (Robert N. Stephens)

                 /s/ ANDREW J. BROWN                    Vice President of Finance,        June 29, 1999
-----------------------------------------------------   Chief Financial Officer
                  (Andrew J. Brown)

                /s/ KENNETH B. AROLA                    Vice President, Corporate         June 29, 1999
-----------------------------------------------------   Controller and Principal
                 (Kenneth B. Arola)                     Accounting Officer

               /s/ LAURENCE B. BOUCHER                  Chairman                          June 29, 1999
-----------------------------------------------------
                (Laurence B. Boucher)

                  /s/ JOHN G. ADLER                     Director                          June 29, 1999
-----------------------------------------------------
                   (John G. Adler)

                  /s/ CARL J. CONTI                     Director                          June 29, 1999
-----------------------------------------------------
                   (Carl J. Conti)

                  /s/ JOHN C. EAST                      Director                          June 29, 1999
-----------------------------------------------------
                   (John C. East)

                  /s/ ILENE H. LANG                     Director                          June 29, 1999
-----------------------------------------------------
                   (Ilene H. Lang)

                /s/ ROBERT J. LOARIE                    Director                          June 29, 1999
-----------------------------------------------------
                 (Robert J. Loarie)

                   /s/ B. J. MOORE                      Director                          June 29, 1999
-----------------------------------------------------
                    (B. J. Moore)

               /s/ W. FERRELL SANDERS                   Director                          June 29, 1999
-----------------------------------------------------
                (W. Ferrell Sanders)

                /s/ PHILLIP E. WHITE                    Director                          June 29, 1999
-----------------------------------------------------
                 (Phillip E. White)

                                 ADAPTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                            ----------------------------------
                                                              1999         1998         1997
                                                            --------    ----------    --------
Net revenues..............................................  $692,441    $1,007,293    $933,868
Cost of revenues..........................................   284,503       391,100     388,969
                                                            --------    ----------    --------
  Gross profit............................................   407,938       616,193     544,899
                                                            --------    ----------    --------
Operating expenses:
  Research and development................................   146,172       169,022     128,530
  Sales, marketing, and administrative....................   180,986       215,624     162,979
  Write-off of acquired in-process technology.............    45,482            --      90,457
  Restructuring and other charges.........................    68,788         6,715       1,705
                                                            --------    ----------    --------
          Total operating expenses........................   441,428       391,361     383,671
                                                            --------    ----------    --------
Income (loss) from operations.............................   (33,490)      224,832     161,228
                                                            --------    ----------    --------
Interest and other income.................................    35,059        32,899      13,297
Interest expense..........................................   (12,103)      (12,402)     (2,744)
Gain on sale of PTS.......................................    31,476            --          --
                                                            --------    ----------    --------
Income from operations before provision for income taxes
  and cumulative effect of a change in accounting
  principle...............................................    20,942       245,329     171,781
Provision for income taxes................................    34,235        63,452      64,220
                                                            --------    ----------    --------
Income (loss) before cumulative effect of a change in
  accounting principle....................................   (13,293)      181,877     107,561
Cumulative effect of a change in accounting principle, net
  of tax benefit..........................................        --        (9,000)         --
                                                            --------    ----------    --------
Net income (loss).........................................  $(13,293)   $  172,877    $107,561
                                                            ========    ==========    ========
Net income (loss) per share:
  Basic
     Income (loss) before cumulative effect of a change in
       accounting principle...............................  $  (0.12)   $     1.61    $   0.99
     Cumulative effect of a change in accounting
       principle..........................................        --         (0.08)         --
                                                            --------    ----------    --------
     Net income (loss)....................................  $  (0.12)   $     1.53    $   0.99
                                                            ========    ==========    ========
  Diluted
     Income (loss) before cumulative effect of a change in
       accounting principle...............................  $  (0.12)   $     1.54    $   0.93
     Cumulative effect of a change in accounting
       principle..........................................        --         (0.08)         --
                                                            --------    ----------    --------
     Net income (loss)....................................  $  (0.12)   $     1.46    $   0.93
                                                            ========    ==========    ========
Shares used in computing net income (loss) per share:
  Basic...................................................   110,127       113,172     108,456
  Diluted.................................................   110,127       118,432     115,596

                            See accompanying notes.

                                 ADAPTEC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                    AS OF MARCH 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
Current assets:
  Cash and cash equivalents.................................    $  317,580    $  227,183
  Marketable securities.....................................       426,332       470,199
  Accounts receivable, net of allowance for doubtful
     accounts of $1,895 in 1999 and $4,185 in 1998..........        67,158       136,476
  Inventories...............................................        50,838        71,297
  Deferred income taxes.....................................        61,345        46,479
  Prepaid expenses and other................................        86,764        39,460
                                                                ----------    ----------
          Total current assets..............................     1,010,017       991,094
Property and equipment, net.................................       126,734       194,798
Other assets................................................        36,317        89,337
                                                                ----------    ----------
                                                                $1,173,068    $1,275,229
                                                                ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $       --    $      850
  Note payable..............................................            --        17,640
  Accounts payable..........................................        39,487        48,047
  Accrued liabilities.......................................       112,879        73,947
                                                                ----------    ----------
          Total current liabilities.........................       152,366       140,484
                                                                ----------    ----------
Long-term debt, net of current portion......................       230,000       230,000
                                                                ----------    ----------
Commitments and contingencies (Note 17)
Stockholders' equity:
  Preferred stock; $0.001 par value
     Authorized shares, 1,000; Series A shares, 250
      designated
     Outstanding shares, none...............................            --            --
  Common stock; $0.001 par value
     Authorized shares, 400,000
     Outstanding shares, 105,507 in 1999 and 113,981 in
      1998..................................................           106           114
  Additional paid-in capital................................       194,521       295,263
  Retained earnings.........................................       596,075       609,368
                                                                ----------    ----------
          Total stockholders' equity........................       790,702       904,745
                                                                ----------    ----------
                                                                $1,173,068    $1,275,229
                                                                ==========    ==========

                            See accompanying notes.

                                 ADAPTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $(13,293)   $172,877    $107,561
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Cumulative effect of a change in accounting principle,
     net of taxes..........................................        --       9,000          --
  Write-off of acquired in-process technology, net of
     taxes.................................................    45,482          --      88,691
  Non-cash charges associated with restructuring and other
     charges...............................................    22,920       6,715          --
  Gain on sale of PTS......................................   (31,476)         --          --
  Depreciation and amortization............................    50,166      42,896      28,611
  Provision for doubtful accounts..........................     1,258       4,000       1,000
  Deferred income taxes....................................   (14,866)    (14,497)    (13,896)
  Income tax benefit of employees' stock transactions......    18,157      12,390      22,144
  Changes in assets and liabilities:
     Accounts receivable...................................    68,060     (17,173)    (36,984)
     Inventories...........................................    16,836     (18,113)     11,998
     Prepaid expenses and other............................    16,440      21,578      (3,878)
     Other assets..........................................     2,556      21,339       3,329
     Accounts payable......................................   (10,753)     (4,353)     25,968
     Accrued liabilities...................................    36,193       8,428      10,948
                                                             --------    --------    --------
Net Cash Provided by Operating Activities..................   207,680     245,087     245,492
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with
  acquisitions, net........................................   (34,126)         --    (107,214)
Proceeds from the sale of PTS, net.........................    75,999          --          --
Investments in property and equipment, net.................   (30,347)    (97,699)    (87,959)
Decreases (increases) in marketable securities, net........    43,867    (239,833)    (26,083)
Purchase of minority investments...........................        --      (8,560)         --
                                                             --------    --------    --------
Net Cash Provided by (Used for) Investing Activities.......    55,393    (346,092)   (221,256)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt.................        --          --     223,905
Payments of short-term note................................        --     (17,640)    (46,200)
Proceeds from issuance of common stock.....................    33,098      38,921      28,323
Repurchases of common stock................................  (200,224)     (7,768)         --
Principal payments on debt.................................    (5,550)     (3,400)     (3,400)
                                                             --------    --------    --------
Net Cash Provided by (Used for) Financing Activities.......  (172,676)     10,113     202,628
                                                             --------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents.......    90,397     (90,892)    226,864
  Cash and Cash Equivalents at Beginning of Year...........   227,183     318,075      91,211
                                                             --------    --------    --------
  Cash and Cash Equivalents at End of Year.................  $317,580    $227,183    $318,075
                                                             ========    ========    ========
Supplemental Disclosures of Cash Flows:
Interest paid..............................................  $ 11,100    $ 11,218    $    641
Income taxes paid..........................................    14,963      58,537      67,118
Income tax refund received.................................    23,746          --          --

                            See accompanying notes.

                                 ADAPTEC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK       ADDITIONAL
                                         -----------------     PAID-IN      RETAINED
                                         SHARES     AMOUNT     CAPITAL      EARNINGS     TOTAL
                                         -------    ------    ----------    --------    --------
BALANCE, MARCH 31, 1996................  106,040     $106      $182,826     $329,013    $511,945
Sale of common stock under employee
  purchase and option plans............    2,814        3        28,320           --      28,323
Issuance of common stock in connection
  with acquisition.....................    2,686        3        18,432          (83)     18,352
Income tax benefit of employees' stock
  transactions.........................       --       --        22,144           --      22,144
Net income.............................       --       --            --      107,561     107,561
                                         -------     ----      --------     --------    --------
BALANCE, MARCH 31, 1997................  111,540      112       251,722      436,491     688,325
Sale of common stock under employee
  purchase and option plans............    2,791        3        38,918           --      38,921
Income tax benefit of employees' stock
  transactions.........................       --       --        12,390           --      12,390
Repurchases of common stock............     (350)      (1)       (7,767)          --      (7,768)
Net income.............................       --       --            --      172,877     172,877
                                         -------     ----      --------     --------    --------
BALANCE, MARCH 31, 1998................  113,981      114       295,263      609,368     904,745
Sale of common stock under employee
  purchase and option plans............    3,250        3        33,095           --      33,098
Issuance of common stock in connection
  with acquisition.....................    1,207        2        34,339           --      34,341
Stock-based compensation charges.......       --       --        13,878           --      13,878
Income tax benefit of employees' stock
  transactions.........................       --       --        18,157           --      18,157
Repurchases of common stock............  (12,931)     (13)     (200,211)          --    (200,224)
Net loss...............................       --       --            --      (13,293)    (13,293)
                                         -------     ----      --------     --------    --------
BALANCE, MARCH 31, 1999................  105,507     $106      $194,521     $596,075    $790,702
                                         =======     ====      ========     ========    ========

                            See accompanying notes.

                                 ADAPTEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In November 1996, the Company effected a two for one split of its common stock. In March 1998, the Company was reincorporated in the State of Delaware. The accompanying consolidated financial statements have been retroactively restated to reflect the stock split and give effect to the reincorporation. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with current presentation.

FOREIGN CURRENCY TRANSLATION

     For foreign subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using year end exchange rates and translates revenues and expenses using average exchange rates during the year. Exchange gains and losses arising from translation of foreign entity financial statements have not been material to the Company's operating results in the periods presented.

     For foreign subsidiaries whose functional currency is the U.S. dollar, certain assets and liabilities are remeasured at the year end or historical rates as appropriate. Revenues and expenses are remeasured at the average rates during the year. Currency transaction gains and losses are recognized in current operations and have not been material to the Company's operating results in the periods presented.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company's marketable securities are classified as available-for-sale and, at the balance sheet date, are reported at fair market value which approximates cost.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company invests in marketable securities including municipal bonds, corporate bonds and government securities, all of which are of high investment grade. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. Sales to customers are denominated in U.S. dollars. As a result, the Company believes its foreign currency risk is minimal.

     The Company sells its products to original equipment manufacturers ("OEMs") and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. During fiscal 1998, the Company increased its allowance for bad debt due to adverse business conditions in the disk drive market. Otherwise, the Company has historically not experienced significant losses from its accounts receivable. The Company wrote-off $3.5 million, $4.9 million and $0.1 million of its accounts receivable in fiscal 1999, 1998 and 1997, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Certain firmly committed transactions denominated in foreign currencies are occasion-

                                 ADAPTEC, INC.

ally hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized as income when the hedged transaction occurs and have been less than $1.0 million for the periods presented. At March 31, 1999 and 1998, the Company had forward exchange contracts outstanding with a notional amount of $0.0 million and $7.7 million, respectively, to hedge the exposure associated with a firm, fixed liability to construct an office facility in Singapore. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The amounts potentially subject to credit risk relating to forward exchange contracts, arising from the possible inability of counterparties to meet the terms of their contracts, are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes payable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's 4 3/4% Convertible Subordinated Notes was $190.4 million and $190.6 million at March 31, 1999 and 1998, respectively, and is based on quoted market prices. The estimated fair value of the Company's forward exchange contracts was $7.9 million at March 31, 1998. The Company had no forward exchange contracts outstanding at March 31, 1999.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations, excluding business process reengineering costs as defined by Emerging Issues Task Force ("EITF") 97-13. Capitalized internal-use software costs primarily include licenses fees, consulting fees and any associated direct labor and are amortized over the estimated useful life of the project, typically a three to five year period. In fiscal 1997 and 1998, the Company implemented Enterprise Resource Planning ("ERP") software. Subsequently, costs related to the purchase and implementation of software projects has been immaterial to the Company's financial position.

CHANGE IN ACCOUNTING POLICY FOR BUSINESS PROCESS REENGINEERING COSTS

     On November 20, 1997, the EITF of the Financial Accounting Standards Board issued EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation." EITF 97-13 requires that business process reengineering costs incurred in connection with an overall information technology transformation project be expensed as incurred. The transition provisions of EITF 97-13 require that companies that had previously capitalized such business process reengineering costs charge off any unamortized amounts as a cumulative effect of a change in accounting principle. In fiscal 1998, the cumulative effect of the change to the Company was to decrease net income by $9.0 million (net of tax benefit of $3.0 million).

PRODUCT DEVELOPMENT COSTS

     The Company's policy is to capitalize internal software development costs incurred after technological feasibility has been demonstrated. Such internal software development costs have not been material to date.

                                 ADAPTEC, INC.

OTHER ASSETS

     The Company's other assets include goodwill, minority investments and long-term advance payments to Taiwan Semiconductor Manufacturing Co., Ltd.. ("TSMC"). Amortization totaling $12.6 million, $10.4 million and $6.4 million was included in the Company's consolidated statements of operations during 1999, 1998 and 1997, respectively. During fiscal 1999, the Company wrote-off $1.4 million of goodwill associated with restructuring activities and relieved $24.8 million of goodwill associated with the sale of the Peripheral Technology Solutions ("PTS") segment (Notes 10 and 13). Goodwill and minority investments are evaluated periodically for potential impairment based on the future estimated cash flows of the acquired technology or investment. The advance payments to TSMC were made in exchange for guaranteed wafer fabrication capacity through December 31, 2002 (Note 6). As wafers are purchased and received from TSMC, the advance payments are relieved and capitalized into inventory. The Company classifies only those payments expected to be converted into inventory within one year as current assets and the remaining payments are classified as other assets. The TSMC balance is evaluated periodically for potential impairment based on future production requirements. No impairments have been identified or recorded in any period presented.

REVENUE RECOGNITION

     The Company recognizes revenue from its product sales, including software sales, upon satisfaction of contractual obligations, which is generally at the time of shipment. The Company records provisions for estimated returns and allowances at the time of shipment.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's Consolidated Statements of Operations, except as described in Notes 10 and 11 relating to restructuring and other charges. The Company has provided additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" in Note 15.

COMPREHENSIVE INCOME

     As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this statement has no impact on the Company's net income (loss) or stockholders' equity. It requires components of comprehensive income, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be reported in the financial statements. These amounts are not material to the Company's financial statements for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of fiscal 2001 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

                                 ADAPTEC, INC.

ACQUIRED IN-PROCESS TECHNOLOGY

     The Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") by $20.3 million, from $26.4 million previously reported in the first quarter of fiscal 1999 to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first three quarters of fiscal 1999 from $7.5 million to $12.6 million for the year ended March 31, 1999. In the fourth quarter of fiscal 1999, the Company relieved the unamortized goodwill associated with ASIC technologies purchased from ADI in connection with the sale of the Company's mainstream removable PTS business line. The Company reduced the gain originally reported in the Company's Form 8-K dated January 15, 1999 by $14.0 million from $46.5 million previously reported, to $31.5 million for the fourth quarter and year ended March 31, 1999. Basic and diluted net income (loss) per share for the four quarters of fiscal 1999 were impacted by the restatement, however, there was no impact on fiscal 1999 year-to-date basic or diluted net loss per share. Additionally, there will be no impact on future results of operations as the goodwill associated with ASIC technologies purchased from ADI was relieved in the fourth quarter of fiscal 1999. The adjustments described above have been reflected in the Company's Consolidated Financial Statements and related notes for the year ended March 31, 1999. Further discussion of the analysis and adjustment of amounts allocated to acquired in-process technology is included in
Note 9.

NOTE 2. MARKETABLE SECURITIES

     The Company's portfolio of marketable securities consists of the following:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Municipal bonds.............................................  $148,898    $186,346
Corporate bonds.............................................    97,176     185,665
U.S. government securities..................................   180,258      98,188
                                                              --------    --------
                                                              $426,332    $470,199
                                                              ========    ========

     At March 31, 1999 and 1998, the net unrealized holding gains and losses on securities were immaterial. The marketable securities at March 31, 1999 and 1998 by contractual maturity are shown below:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Mature in one year or less..................................  $254,539    $216,252
Mature after one year through three years...................   171,793     253,947
                                                              --------    --------
                                                              $426,332    $470,199
                                                              ========    ========

     At March 31, 1999, marketable securities totaling $189.7 million were classified as cash equivalents and included municipal bonds, corporate bonds and U.S. government securities of $2.6 million, $28.7 million and $158.4 million, respectively. At March 31, 1998, marketable securities totaling $175 million were classified as cash equivalents and included municipal bonds, corporate bonds and U.S. government securities of $6 million, $13 million and $156 million, respectively.

                                 ADAPTEC, INC.

NOTE 3. BALANCE SHEET DETAIL

INVENTORY

                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Raw materials...............................................  $16,354    $17,728
Work-in-process.............................................    8,202     18,415
Finished goods..............................................   26,282     35,154
                                                              -------    -------
                                                              $50,838    $71,297
                                                              =======    =======

PROPERTY AND EQUIPMENT

                                                      LIFE           1999        1998
                                                  -------------    --------    --------
                                                                      (IN THOUSANDS)
Land............................................             --    $ 13,240    $ 41,017
Buildings and improvements......................   5 - 40 years      51,706      50,761
Machinery and equipment.........................    3 - 5 years      86,591     106,173
Furniture and fixtures..........................    3 - 7 years      67,771      69,040
Leasehold improvements..........................  Life of lease       3,300       6,662
Construction in progress........................             --       1,070       4,578
                                                                   --------    --------
                                                                    223,678     278,231
Accumulated depreciation and amortization.......                    (96,944)    (83,433)
                                                                   --------    --------
                                                                   $126,734    $194,798
                                                                   ========    ========

OTHER ASSETS

                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
TSMC advance payments (Note 6)..............................  $21,148    $63,840
Goodwill, net of accumulated amortization of $7,438 in 1999
  and $19,855 in 1998.......................................    2,238     11,213
Minority investments........................................    6,629      5,100
Other.......................................................    6,302      9,184
                                                              -------    -------
                                                              $36,317    $89,337
                                                              =======    =======

ACCRUED LIABILITIES

                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Accrued compensation and related taxes......................  $ 22,137    $25,273
Sales and marketing related.................................     7,708     11,036
Tax related.................................................    65,754     25,208
Other.......................................................    17,280     12,430
                                                              --------    -------
                                                              $112,879    $73,947
                                                              ========    =======

NOTE 4. LINE OF CREDIT

     In March 1999, the Company obtained an unsecured $60.0 million revolving line of credit which expires on March 25, 2000. No borrowings were outstanding under this line of credit as of March 31, 1999. The interest rate and commitment fee is based on a pricing matrix, which correlates with the Company's credit rating and market interest rates. Under the arrangement, the Company is required to maintain certain

                                 ADAPTEC, INC.

financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of March 31, 1999.

     In May 1998, the Company assumed a $6.8 million unsecured revolving line of credit, of which $4.7 million was outstanding, in conjunction with the purchase of Ridge Technologies, Inc. ("Ridge") (Note 8). In August 1998, the Company paid in full and terminated this line of credit.

     The Company had available an unsecured $17.0 million revolving line of credit that was to expire on December 31, 1998. No borrowings were outstanding under this line of credit as of and since March 31, 1998. In June 1998, the Company terminated this line of credit.

NOTE 5. LONG-TERM DEBT

     In February 1997, the Company issued $230.0 million of 4 3/4% Convertible Subordinated Notes due on February 1, 2004. The Company received net proceeds of $223.9 million. The notes provide for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the notes are entitled to convert the notes into common stock at a conversion price of $51.66 per share through February 1, 2004. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after February 3, 2000 at declining premiums to par. Debt issuance costs are being amortized ratably over the term of the notes.

     In June 1992, the Company entered into a $17.0 million term loan agreement bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. In the first quarter of fiscal 1999, the Company paid the remaining outstanding principal and interest due on the loan.

NOTE 6. TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENTS

     In each of fiscal years 1996 through 1998, the Company entered into agreements with TSMC, including Option I, Option II and Option III Agreements, which provide the Company with guaranteed capacity for wafer fabrication in exchange for advance payments by the Company. The Company records the prepayments as either prepaid expenses or other assets based upon the amount expected to be utilized in the next 12 months. As wafers are received from TSMC, the prepaid expenses balance is reclassified to inventory. The Company utilized $18.2 million and $9.8 million of the prepayments in fiscal 1999 and 1998, respectively, which were capitalized into inventory. The advance payments expected to be realized in the next 12 months of $8.4 million are classified in prepaid expenses and the remaining advance payments or $21.1 million are classified in other assets and are expected to be realized by the Company during the term of the agreements through December 31, 2002.

     In fiscal 1998, the Company entered into the Option III TSMC Agreement, which provided the Company with increased wafer fabrication capacity in return for advance payments totaling $35.3 million. The Company signed a non-interest bearing promissory note for the $35.3 million, which was due in two equal installments of approximately $17.6 million and $17.7 million. The first installment was paid in January 1998. In January 1999, the Company and TSMC mutually agreed to terminate the Option III Agreement and the remaining unpaid balance on the related promissory note. Further, TSMC agreed to refund the Company the $17.6 million previously paid, in four equal quarterly installments. The Company reversed the $35.3 million of payments classified in other assets as well as the $17.6 million of long-term debt and recorded a $17.7 million receivable due from TSMC, which is classified in prepaid expenses. At no time did the Company determine that the prepaid balance was impaired.

     Additionally, in fiscal 1999, the Company and TSMC amended the Option I and Option II Agreements to extend the term of the agreements by two years through December 31, 2002, and TSMC agreed to refund the Company $5.4 million of advanced payments, payable in four equal quarterly installments. This amount due from TSMC was also reclassified from other assets to prepaid expenses.

                                 ADAPTEC, INC.

     There can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. This could result in possible loss of sales or reduced margins.

NOTE 7. STATEMENTS OF OPERATIONS

     Restructuring and other charges include:

                                                               1999      1998     1997
                                                              -------   ------   ------
                                                                   (IN THOUSANDS)
Acquisition related charges (Note 8)........................  $21,463   $   --   $1,705
Restructuring charges (Note 10).............................   39,931       --       --
Asset impairments and other charges (Note 11)...............    7,394    6,715       --
                                                              -------   ------   ------
          Total.............................................  $68,788   $6,715   $1,705
                                                              =======   ======   ======

NOTE 8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS

     Fiscal 1999: In April 1998, the Company purchased ASIC technologies from ADI for $34.4 million in cash. The ASIC technologies purchased from ADI were incorporated into the mainstream removable PTS business line. Grant Saviers, former Chairman and CEO of the Company is a director of ADI. Additionally, in May 1998, the Company acquired Ridge, a development stage company, for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. The Company incurred $1.2 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisitions, which were capitalized as part of the purchase price of the transactions.

     Fiscal 1998: In both June and September 1997, the Company invested an aggregate $5.0 million in Series A Preferred Stock, representing a 19.9% interest in Ridge. In conjunction with this investment, Grant Saviers, former Chairman and CEO of the Company, became a director of Ridge. In December 1997, the Company wrote-down its minority investment by $3.5 million to $1.5 million based on an identified impairment (Note 11). In February 1998, the Company guaranteed a $6.8 million line of credit on behalf of Ridge in exchange for a warrant to purchase up to 200,000 shares of Ridge common stock. During fiscal 1998, the Company incurred $0.9 million in research and development expenditures related to consulting services provided by Ridge.

     Fiscal 1997: During fiscal 1997, the Company acquired complementary businesses and technologies consisting of Western Digital's Connectivity Solutions Group ("WD"), CD-R software technology from Corel, Inc. ("Corel"), Data Kinesis, Inc. ("DKI"), Sigmax Technology, Inc. ("Sigmax"), Toast CD-R technology ("Toast"), and certain assets from Skipstone, Inc. ("Skipstone") for an aggregate amount of approximately $109.0 million in cash and $15.3 million in stock options exchanged. These companies were in the business of designing and developing silicon solutions for the Small Computer System Interface ("SCSI") disk drive market, CD Creator for the CD-R software market, software for improving system performance in file management and RAID (Redundant Array of Independent Disks) applications, CD-ROM controllers for ATAPI CD-ROM drivers and, CD-R technology for Macintosh platforms.

     The Company accounted for these acquisitions using the purchase method of accounting, and excluding the aggregate write-off of acquired in-process technology from these acquisitions for fiscal 1999 and 1997, the aggregate impact of the acquisitions was not material to the Company's consolidated statements of operations from the acquisition date.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocations were based on independent appraisals and estimates of fair values. The allocation for the ASIC technologies purchased from ADI in fiscal

                                 ADAPTEC, INC.

1999 has been restated to conform with the Securities and Exchange Commission ("SEC") staff's current views regarding valuation methodologies (Note 9).

                                                               1999       1997
                                                              -------   --------
                                                                (IN THOUSANDS)
Net tangible assets (liabilities)...........................  $(2,752)  $ 10,979
  In-process technology.....................................   45,482     90,457
  Goodwill and other intangible assets:
     Goodwill...............................................   25,078     22,855
     Covenant not to compete................................    2,200         --
     Acquired employees.....................................    1,375         --
                                                              -------   --------
                                                               28,653     22,855
                                                              -------   --------
  Net assets acquired.......................................  $71,383   $124,291
                                                              =======   ========

     In fiscal 1999, the tangible liabilities assumed exceeded the tangible assets acquired, which was comprised primarily of a line of credit (Note 4), accounts payable and fixed assets. In fiscal 1997, the tangible assets acquired were primarily comprised of inventory and equipment. Acquired in-process technology was written-off in the period in which the acquisitions were completed. The goodwill and other intangible assets associated with Ridge and the ASIC technologies purchased from ADI were written-off and relieved in August 1998 and January 1999 as a result of divesting the storage subsystems business and the sale of the mainstream removable PTS business line, respectively (Notes 10 and 13). The goodwill associated with WD was relieved in November 1998 in conjunction with the sale of the high-end PTS business line (Note 13). The goodwill associated with Sigmax and Skipstone was deemed impaired and written-off in fiscal 1998 (Note 11). The goodwill associated with DKI and Toast is being amortized over a benefit period of three years and will be fully amortized during fiscal 2000

     In fiscal 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In fiscal 1999, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and approximately $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred approximately $7.8 million in other acquisition-related charges, including legal, consulting and other costs. The Company expensed the entire $21.5 million in fees associated with this terminated acquisition in "Restructuring and other charges" in the Consolidated Statements of Operations in the first quarter of fiscal 1999 (Note 7).

     During fiscal 1998, the Company purchased $1.0 million in preferred stock, and entered into a development and license agreement with a venture-stage company whose founder and CEO, Larry Boucher, is also a founder, former interim CEO, and Chairman of the Board of Directors of the Company. During fiscal 1999, the Company and the venture-stage company agreed to terminate the development and license agreement. Two other directors of the Company are also directors of the venture-stage company.

     In fiscal 1997, the Company completed its acquisition of Cogent Data Technologies, Inc. ("Cogent"). The Company acquired all of the outstanding capital stock of Cogent in exchange for 2.6 million shares of its common stock. Additionally, the Company incurred $1.7 million in professional fees related to this acquisition, which have been included in "Restructuring and other charges" in the Consolidated Statements of Operations in the periods the costs were incurred (Note 7). The Company has recorded this acquisition using the pooling-of-interests method of accounting. Cogent's historical operations, net assets, and cash flows were not material to the Company's consolidated financial statements and, therefore, have not been reflected in the Company's consolidated financial results prior to the acquisition. Beginning at the date of acquisition, the book value of the acquired assets and assumed liabilities as well as the results of Cogent's operations and cash flows, all of which are not material to the Company, have been combined with those of the Company.

                                 ADAPTEC, INC.

NOTE 9. ACQUIRED IN-PROCESS TECHNOLOGY AND RELATED INTANGIBLES

     During fiscal 1999 and 1997, the Company purchased complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $45.5 million and $90.5 million, respectively.

     In the first quarter of fiscal 1999, the Company purchased Ridge and acquired ASIC technologies from ADI, which resulted in a first quarter write-off of acquired in-process technology charge of $26.4 million and $39.4 million, respectively. The unamortized goodwill associated with Ridge was written-off in the second quarter of fiscal 1999, in connection with the Company's restructuring activities and decision to exit the storage subsystems business. The write-off was included in "Restructuring and other charges" in the Consolidated Statements of Operations. The Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported in the first quarter of fiscal 1999 to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first three quarters of fiscal 1999 from $7.5 million to $12.6 million for the year ended March 31, 1999. In the fourth quarter of fiscal 1999, the Company relieved the unamortized goodwill associated with ASIC technologies purchased from ADI in connection with the sale of the Company's mainstream removable PTS business line. The Company reduced the gain originally reported in the Company's Form 8-K dated January 15, 1999 by $14.0 million from $45.5 million previously reported to $31.5 million for the fourth quarter and year ended March 31, 1999. Basic and diluted net income (loss) per share for the four quarters of fiscal 1999 were impacted by the restatement as follows:

                                                               PRIOR TO     SUBSEQUENT TO
                        FISCAL 1999                           RESTATEMENT    RESTATEMENT
                        -----------                           -----------   -------------
First quarter:
  Basic.....................................................    $(0.68)        $(0.51)
  Diluted...................................................    $(0.68)        $(0.51)
Second quarter:
  Basic.....................................................    $(0.22)        $(0.23)
  Diluted...................................................    $(0.22)        $(0.23)
Third quarter:
  Basic.....................................................    $ 0.25         $ 0.23
  Diluted...................................................    $ 0.24         $ 0.23
Fourth quarter:
  Basic.....................................................    $ 0.58         $ 0.43
  Diluted...................................................    $ 0.55         $ 0.41

     There was no impact on fiscal 1999 year-to-date basic or diluted net loss per share. Additionally, there will be no impact on future results of operations as the goodwill associated with ASIC technologies purchased from ADI was relieved in the fourth quarter of fiscal 1999.

     The Company allocated amounts to acquired in-process technology in the first quarter of fiscal 1999 in a manner consistent with widely recognized appraisal practices at the date of the acquisition of ASIC technologies from ADI. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the acquired in-process technology that was the basis for the Company's measurement of the acquired in-process technology charge. The charge of $26.4 million associated with ASIC technologies purchased from ADI, as first reported, was based upon assumptions and appraisal methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology relating to the

                                 ADAPTEC, INC.

acquisition of ASIC technologies from ADI. The Company has revised its results of operations for fiscal 1999 and will amend its Reports on Form 10-Q for the first three quarters of fiscal 1999 previously filed with the SEC.

     The $6.1 million allocation of the purchase price to acquired in-process technology from ASIC technologies purchased from ADI was determined by identifying research projects, including read channel and preamplifier ASIC technologies, in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and the applying a percentage of completion to the calculated value as defined below.

     Net cash flows. The net cash flows from the identified projects were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates were based on the assumptions mentioned below. The research and development costs included in the model reflected costs to complete development of technologies acquired and sustain projects, but excluded costs to bring acquired in-process projects to technological feasibility.

     The estimated revenues were based on management projections of the acquired in-process projects for read channel and preamplifier ASIC products and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the majority of the acquired in-process technology product areas were expected to peak in fiscal 2001 and decline from 2002 into 2003 as other new products were expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

     Projected gross margins were based on management's estimates and were in line with the Company's business which acquired ASIC technologies from ADI. The estimated selling, general and administrative costs were in line with comparable company averages within the industry at approximately 14% of revenues. Research and development costs was consistent with ADI's historical cost structure.

     Discount rate. Discounting the net cash flows back to their present value was based on cost of capital for start up companies and well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 25%, as reported by Bradley A. Fowler in the Business Valuation Review of March 19, 1996. Higher required rates of return, which would correspond to higher risk, may have been somewhat mitigated by the Company's expertise in the disk drive market.

     Percentage of completion. The percentage of completion for the projects was determined using costs incurred by ADI prior to the acquisitions to date compared to the remaining research and development to be completed to bring the projects to technological feasibility. The Company estimates, as of the acquisition date, the projects in aggregate were approximately 71% complete and the aggregate costs to complete are $11.0 million ($8.0 million in fiscal 1999 and $3.0 million in fiscal 2000). Substantially all of the acquired in-process technology projects were expected to be completed and generating revenues within two years following the acquisition date.

     The Company and its advisors believe that the restated acquired in-process technology charge relating to ASIC technologies purchased from ADI of $6.1 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not

                                 ADAPTEC, INC.

take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to acquired in-process technology.

     In fiscal 1997, the Company acquired complementary businesses and technologies consisting of WD, Corel, DKI, Sigmax, Toast and Skipstone for an aggregate purchase price of $124.3 million, resulting in a write-off of acquired in-process technology charge of $90.5 million. Unamortized goodwill associated with WD was relieved in fiscal 1999 in connection with the sale of the high-end PTS business line to TI, for which no gain was derived. Goodwill associated with Corel was minimal and expensed in fiscal 1997. Unamortized goodwill associated with Sigmax and Skipstone was deemed impaired and written-off in fiscal 1998 and the write-off is included in "Restructuring and other charges" in the Consolidated Statements of Operations (Note 11). The acquired in-process technology associated with DKI was completed subsequent to the acquisition and is now incorporated in the Company's products which began shipping in fiscal 1999. The acquired in-process technology associated with Toast related to further developments of the already existing Toast product. Such developments were later incorporated into the Company's products. Goodwill associated with DKI and Toast will be fully amortized during fiscal 2000.

NOTE 10. RESTRUCTURING CHARGES

     During fiscal 1999, the Company recorded $39.9 million in restructuring charges, including $21.6 million of severance and benefits ($3.9 million in non-cash stock-based compensation charges -- Note 15), $13.5 million of asset write-offs, and $4.8 million in other charges.

     In the first quarter of fiscal 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $8.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the U.S. and the remainder were based in Singapore.

     In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction -- Note
8), fibre channel, external storage, satellite networking and high-end peripheral technology solutions. The Company continues to hold a minority interest in the fibre channel, external storage and satellite networking technologies through investments in Jaycor Networks, Inc. ("JNI"), Chaparral Technologies, Inc. ("Chaparral") and BroadLogic Inc. ("BroadLogic"), respectively (Note 13). The second quarter restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of property and equipment, inventory, and other assets including goodwill associated with the storage subsystems business. The adjustments to the prior quarter provision reflect changes to the estimated costs of anticipated expenses as actual costs were settled.

     In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $6.6 million, net of an adjustment to the restructuring charges taken in the first and second quarters of fiscal 1999 of $1.2 million. This charge resulted from a reduction in the infrastructure that supported businesses divested during fiscal 1999 (Note 13). The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 125 employees, of which most were based in the U.S., and the write-off of property and equipment. The adjustment to the prior quarter provisions was primarily a result of favorable negotiations with vendors surrounding contractual obligations.

                                 ADAPTEC, INC.

     The following table sets forth an analysis of the components of the restructuring charges recorded in fiscal 1999:

RESTRUCTURING CHARGES

                                                     SEVERANCE
                                                        AND         ASSET        OTHER
                  QUARTERS ENDED                     BENEFITS     WRITE-OFFS    CHARGES     TOTAL
                  --------------                     ---------    ----------    -------    -------
                                                                    (IN THOUSANDS)
MARCH 31, 1999
Severance and benefits.............................   $5,982       $    --      $    --    $ 5,982
Property and equipment write-offs..................       --         1,245           --      1,245
Accrued lease costs................................       --            --          190        190
Other charges......................................       --            --          354        354
Adjustment to prior quarters' provisions...........      534          (459)      (1,245)    (1,170)
                                                      ------       -------      -------    -------
Total March 31, 1999...............................   $6,516       $   786      $  (701)   $ 6,601
                                                      ======       =======      =======    =======
SEPTEMBER 30, 1998
Severance and benefits.............................   $9,231       $    --      $    --    $ 9,231
Inventory write-offs...............................       --           984           --        984
Property and equipment write-offs..................       --         8,484           --      8,484
Contractual obligations............................       --            --        3,742      3,742
Accrued lease costs................................       --            --          927        927
Goodwill and other assets write-offs...............       --         2,005           --      2,005
Other charges......................................       --            --          605        605
Adjustment to prior quarter provision..............     (934)          280         (794)    (1,448)
                                                      ------       -------      -------    -------
Total September 30, 1998...........................   $8,297       $11,753      $ 4,480    $24,530
                                                      ======       =======      =======    =======
JUNE 30, 1998
Severance and benefits.............................   $6,800       $    --      $    --    $ 6,800
Property and equipment write-offs..................       --           950           --        950
Other charges......................................       --            --        1,050      1,050
                                                      ------       -------      -------    -------
Total June 30, 1998................................   $6,800       $   950      $ 1,050    $ 8,800
                                                      ======       =======      =======    =======

                                 ADAPTEC, INC.

     The following table sets forth the Company's restructuring reserves:

                                                    SEVERANCE
                                                       AND         ASSET        OTHER
              RESTRUCTURING RESERVES                BENEFITS     WRITE-OFFS    CHARGES     TOTAL
              ----------------------                ---------    ----------    -------    --------
                                                                    (IN THOUSANDS)
Restructuring charges.............................   $ 6,800      $    950     $ 1,050    $  8,800
Cash paid.........................................    (3,244)           --          --      (3,244)
Non-cash charges..................................      (296)         (950)         --      (1,246)
                                                     -------      --------     -------    --------
Balance at June 30, 1998..........................     3,260            --       1,050       4,310
                                                     =======      ========     =======    ========
Restructuring charges.............................     8,297        11,753       4,480      24,530
Cash paid.........................................    (6,718)           --        (272)     (6,990)
Non-cash charges..................................      (338)      (11,753)         --     (12,091)
                                                     -------      --------     -------    --------
Balance at September 30, 1998.....................     4,501            --       5,258       9,759
                                                     =======      ========     =======    ========
Cash paid.........................................    (3,742)           --      (1,794)     (5,536)
                                                     -------      --------     -------    --------
Balance at December 31, 1998......................       759            --       3,464       4,223
                                                     =======      ========     =======    ========
Restructuring charges.............................     6,516           786        (701)      6,601
Cash paid.........................................    (2,550)           --      (1,737)     (4,287)
Non-cash charges..................................    (3,258)         (786)         --      (4,044)
                                                     -------      --------     -------    --------
Balance at March 31, 1999.........................   $ 1,467      $     --     $ 1,026    $  2,493
                                                     =======      ========     =======    ========

     The Company expects the fiscal 1999 restructuring activities will result in an annual savings in the range of $80 - $90 million. These savings may be potentially offset by incremental costs associated with anticipated business growth. The Company anticipates that the remaining reserve balance at March 31, 1999 of $2.5 million will be substantially paid out in the first half of fiscal 2000.

NOTE 11. ASSET IMPAIRMENTS AND OTHER CHARGES

     The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million and $6.7 in fiscal 1999 and 1998, respectively. The fiscal 1999 impairment charges related to $1.4 million in manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of approximately $2.6 million of non-trade related receivables classified in other current assets.

     The fiscal 1998 impairment consisted of impairments of the remaining balances of goodwill for the acquisitions of Sigmax and Skipstone of $1.5 million and $1.7 million, respectively and the write-down of the Company's minority investment in Ridge of $3.5 million. The remaining goodwill for Sigmax was written-off when the Company decided to abandon this business after the R&D project fell behind and the critical market window was missed, the engineers acquired in the purchase had left the Company, and the intellectual property was deemed to have no alternative use. The remaining goodwill from the acquisition of Skipstone was written-off when the Company decided to abandon this business as the market for this technology was not developing at the rate required to earn a reasonable return on its investment, most of the engineers acquired in the purchase had left the Company, and the intellectual property had no alternative use. The impairment and write-down of the Ridge minority investment was a result of delays in the Ridge product. Ridge was not able to bring the Ridge product under development to market in a timely manner, which management believed resulted in permanent impairment of the value of the Company's underlying investment in Ridge.

                                 ADAPTEC, INC.

     Additionally, the Company recorded executive termination costs of $3.4 million in fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefit payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements (Note 15).

     The asset impairment and other charges above are included in "Restructuring and other charges" in the Consolidated Statements of Operations in the period incurred.

NOTE 12. ASSETS HELD FOR SALE

     In connection with the Company's restructuring activities and evaluation of long-lived assets, the Company is actively pursuing the sale of certain assets. In the fourth quarter of fiscal 1999, the Company recorded a gain on the sale of land in California of $1.6 million and included the gain in interest and other income for the year ended March 31, 1999. Cash proceeds from the sale were received in April 1999. As of March 31, 1999, the Company had approximately $41.1 million in prepaid expenses as assets held for sale representing land and buildings in California and Colorado. These assets, valued at cost which approximates net realizable value, are expected to be sold within the next 12 months and are included in current assets as of March 31, 1999.

     In April 1999, the Company sold some of the land held for sale in California, which resulted in a gain of $3.5 million to be recorded in the first quarter of fiscal 2000.

NOTE 13. BUSINESS DIVESTITURES

     In November 1998, the Company entered into a definitive agreement with Texas Instruments, Inc. ("TI") under which certain assets of the Company's high-end PTS business line were sold to TI for approximately $8.5 million in cash. The Company received cash proceeds of $4.5 million upon consummation of the asset purchase agreement. The outstanding balance of $4.0 million was paid in two equal installments in February and May of 1999. Additionally, the Company agreed to license certain technologies to TI for $3.7 million. The license payments are due and payable in varying amounts during the second quarter through the fourth quarter of the Company's fiscal 2000. In addition, TI agreed to pay royalties ranging from 2 - 5% on certain products for up to five years.

     In November 1998, the Company entered into a definitive agreement with JNI whereby the Company agreed to contribute certain tangible and intangible assets related to the fibre channel product line in exchange for ownership interest in JNI. The Company's ownership percentage is 6.7% with warrants to purchase additional shares upon successful completion of various milestones by JNI. The aggregate price of the warrants is nominal and would represent an additional 11.7% ownership by the Company upon exercise. In addition, the Company has agreed to provide JNI with certain other manufacturing services and lease space to JNI in one of the Company's facilities for a transitionary period of time. The Company and JNI also entered into a cross-license agreement whereby JNI will pay royalties on certain products and the Company will license certain technologies from JNI royalty-free.

     In November 1998, the Company entered into a definitive agreement with Chaparral whereby the Company agreed to contribute certain tangible and intangible assets related to the external storage product line for 19.9% of the outstanding stock of Chaparral. In addition, the Company has agreed to provide certain other manufacturing services for a transitionary period of time and lease space in one of the Company's facilities. The Company and Chaparral also entered into a cross-license agreement whereby Chaparral will pay royalties on certain products. The Company will license certain technologies from Chaparral royalty-free in order to manufacture product for Chaparral.

     In December 1998, the Company entered into a definitive agreement with BroadLogic whereby the Company agreed to contribute certain tangible and intangible assets related to the satellite networking product line in exchange for 19.9% of the outstanding stock of BroadLogic and warrants to purchase common stock. In

                                 ADAPTEC, INC.

addition, the Company has agreed to provide certain other manufacturing services for a transitionary period of time and lease space to BroadLogic in one of the Company's facilities. The Company and BroadLogic also entered into a royalty-free cross-license agreement.

     In January 1999, the Company consummated an agreement with STMicroelectronics, Inc. ("ST") under which ST acquired certain assets and obtained certain intellectual property rights of the Company's mainstream removable PTS business line for an aggregate purchase price of $72.1 million in cash and $3.3 million in cost reimbursements. The Company received all of the cash proceeds in January 1999 and recorded a gain of $10.0 million (net of taxes of $21.5 million) in the fourth quarter of fiscal 1999. The gain on the sale of the business line has been restated to reflect the change in goodwill associated with the purchase of ASIC technologies from ADI (Note 9). In addition, the Company has agreed to provide certain other manufacturing services and lease space to ST in one of the Company's facilities for a transitionary period of time. The Company and ST also entered into a royalty-free cross-license agreement.

     The Company's unaudited pro forma net revenues (excluding PTS and in thousands) were $601,639, $757,507 and $688,488 in fiscal 1999, 1998 and 1997, respectively. The Company's unaudited pro forma net income was $479, $134,412 and $99,972 in fiscal 1999, 1998 and 1997, respectively.

     The Company's investments in JNI, Chaparral and BroadLogic approximate fair value and are accounted for under the cost method. The combined investments are valued at approximately $1.0 million. Additionally, billings for products and services provided were less than $2.0 million in fiscal 1999 and are not anticipated to be material going forward.

NOTE 14. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128") for all periods presented.

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income
(loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares to be purchased from exercise of stock options under the treasury stock method.

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the years ended March 31:

                                          1999                                1998
                         ---------------------------------------   ---------------------------
                           INCOME         SHARES       PER SHARE     INCOME         SHARES
                         (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)
                         -----------   -------------   ---------   -----------   -------------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)
 available to common
 stockholders..........   $(13,293)       110,127       $(0.12)     $172,877        113,172
                                                        ======
Effect of Dilutive
 Securities Common
 stock equivalents.....         --             --                         --          5,260
4 3/4% Convertible
 Subordinated Notes....         --             --                         --             --
                          --------        -------                   --------        -------
DILUTED
Net income (loss)
 available to common
 stockholders and
 assumed conversions...   $(13,293)       110,127       $(0.12)     $172,877        118,432
                          ========        =======       ======      ========        =======

                           1998                       1997
                         ---------   ---------------------------------------
                         PER SHARE     INCOME         SHARES       PER SHARE
                          AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                         ---------   -----------   -------------   ---------
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)
 available to common
 stockholders..........    $1.53      $107,561        108,456        $0.99
                           =====                                     =====
Effect of Dilutive
 Securities Common
 stock equivalents.....                     --          6,447
4 3/4% Convertible
 Subordinated Notes....                    441            693
                                      --------        -------
DILUTED
Net income (loss)
 available to common
 stockholders and
 assumed conversions...    $1.46      $108,002        115,596        $0.93
                           =====      ========        =======        =====

                                 ADAPTEC, INC.

     Options to purchase 18,384,000 shares of common stock were outstanding at March 31, 1999, however, the stock options and conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were not included in the computation of diluted net loss per share for the year ended March 31, 1999, because they were anti-dilutive.

     Additional options to purchase 2,369,000 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common shares during the year ended March 31, 1998. The conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes are also not included in the computation of diluted net income per share for the year ended March 31, 1998, as the impact was anti-dilutive.

     Additional options to purchase 203,000 shares of common stock were outstanding at March 31, 1997, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common shares during the year ended March 31, 1997.

NOTE 15. STOCKHOLDERS' EQUITY

1986 EMPLOYEE STOCK PURCHASE PLAN

     The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 Employee Stock Purchase Plan (1986 Plan). Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the 1986 Plan. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the stock at the beginning or ending of the offering period, whichever is lower. Prior to March 31, 1998, the offering period was three months. During fiscal 1999, the Company amended the 1986 Plan to extend the offering period to six months. Under this Plan, 770,006, 359,849 and 285,336 shares were issued during fiscal 1999, 1998 and 1997, representing approximately $6.6 million, $9.4 million and $5.9 million in employee contributions, respectively.

1990 STOCK PLAN

     The Company's 1990 Stock Plan allows the Board of Directors to grant to employees, officers, and consultants options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights is not to exceed ten years after the date of grant. To date, the Company has issued all incentive and non-statutory stock options under this Plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four year period. In March 1999, the Company amended the 1990 Stock Plan to permit non-employee directors of the Company to participate in the plan. The annual grant to the Board of Directors was made on March 31, 1999, under this plan.

                                 ADAPTEC, INC.

     Option activity under the 1990 Stock Plan is as follows:

                                                                         OPTIONS OUTSTANDING
                                                                    ------------------------------
                                                       OPTIONS                    WEIGHTED AVERAGE
                                                      AVAILABLE       SHARES       EXERCISE PRICE
                                                     -----------    -----------   ----------------
BALANCE, MARCH 31, 1996............................    8,196,630     11,639,662        $13.32
  Authorized.......................................    9,833,906             --            --
  Granted..........................................   (7,296,738)     7,296,738        $24.69
  Exercised........................................           --     (2,414,728)       $ 8.58
  Cancelled........................................    1,555,300     (1,555,300)       $19.33
                                                     -----------    -----------        ------
BALANCE, MARCH 31, 1997............................   12,289,098     14,966,372        $19.05
  Authorized.......................................    4,846,065             --            --
  Granted..........................................  (15,509,116)    15,509,116        $28.81
  Exercised........................................           --     (2,393,758)       $12.05
  Cancelled........................................   10,990,488    (10,990,488)       $33.30
                                                     -----------    -----------        ------
BALANCE, MARCH 31, 1998............................   12,616,535     17,091,242        $19.69
  Authorized.......................................    4,490,166             --            --
  Granted..........................................  (22,837,135)    22,837,135        $13.38
  Exercised........................................           --     (2,412,849)       $10.66
  Cancelled........................................   19,731,659    (19,731,659)       $18.88
                                                     -----------    -----------        ------
BALANCE, MARCH 31, 1999............................   14,001,225     17,783,869        $13.71
                                                     ===========    ===========        ======
Options exercisable at:
  March 31, 1997................................................      5,397,068        $12.97
  March 31, 1998................................................      6,861,531        $16.41
  March 31, 1999................................................      6,995,660*       $13.49

---------------
* Amount includes certain vested options repriced in the third quarter of fiscal 1999 but not exercisable until April 1999. See "Repricing of Stock Options" below.

     The following table summarizes information about the 1990 Stock Plan at March 31, 1999:

     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
-----------------------------   ---------------------------------
                    NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
   RANGE OF       OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES   AT 3/31/99    CONTRACTUAL LIFE   EXERCISE PRICE   AT 3/31/99    EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$ 0.37 - $10.00    1,802,552          5.4              $ 6.79        1,529,203        $ 6.84
$10.01 - $20.00   13,333,397          8.2              $12.72        4,071,507        $12.38
$20.01 - $30.00    2,647,920          7.0              $23.43        1,394,950        $23.97
                  ----------                                         ---------
                  17,783,869          7.8              $13.71        6,995,660        $13.49
                  ==========                                         =========

1990 DIRECTORS' OPTION PLAN

     The 1990 Directors' Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the board, each new non-employee director receives an option for 40,000 shares which vests over four years and, prior to March 31, 1997, expired five years after the date of grant. Originally and prior to March 31, 1997, each director received an option at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four year period and expired five years after the date of grant. During fiscal 1997, the Company amended the Directors' Option Plan such that all newly issued shares expire ten years

                                 ADAPTEC, INC.

after the date of grant and all newly issued annual shares vest over a one year period. During fiscal 1999, the Company amended the Director's Option Plan to increase the annual grant to 15,000 shares for the fiscal year ended March 31, 1999, however, in March 1999, the Company suspended the annual stock option grants to directors under this plan. Instead, the fiscal 1999 grant to directors was made under the newly amended 1990 Stock Plan.

     Option activity under the 1990 Directors' Option Plan is as follows:

                                                                         OPTIONS OUTSTANDING
                                                                     ----------------------------
                                                       OPTIONS                   WEIGHTED AVERAGE
                                                      AVAILABLE       SHARES      EXERCISE PRICE
                                                      ---------      --------    ----------------
BALANCE, MARCH 31, 1996.............................    580,000       652,500         $15.80
  Authorized........................................    800,000            --             --
  Granted...........................................    (70,000)       70,000         $37.25
  Exercised.........................................         --      (113,750)        $ 6.73
                                                      ---------      --------         ------
BALANCE, MARCH 31, 1997.............................  1,310,000       608,750         $19.96
  Granted...........................................   (120,000)      120,000         $29.83
  Exercised.........................................         --      (101,250)        $ 9.32
                                                      ---------      --------         ------
BALANCE, MARCH 31, 1998.............................  1,190,000       627,500         $23.56
  Granted...........................................    (40,000)       40,000         $11.00
  Exercised.........................................         --       (67,500)        $ 9.19
                                                      ---------      --------         ------
BALANCE, MARCH 31, 1999.............................  1,150,000       600,000         $24.34
                                                      =========      ========         ======
Options exercisable at:
  March 31, 1997...............................................       248,750         $14.10
  March 31, 1998...............................................       342,500         $22.03
  March 31, 1999...............................................       467,500         $24.16

     The following table summarizes information about the 1990 Directors' Option Plan at March 31, 1999:

     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
-----------------------------   ---------------------------------
                    NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
   RANGE OF       OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES   AT 3/31/99    CONTRACTUAL LIFE   EXERCISE PRICE   AT 3/31/99    EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$10.01 - $20.00..   127,500           3.6              $14.77          87,500         $16.50
$20.01 - $30.00..   362,500           3.3              $22.45         297,500         $22.28
$30.01 - $40.00..    70,000           8.0              $37.25          70,000         $37.25
$40.01 - $50.00..    40,000           8.5              $49.38          12,500         $49.38
                    -------                                           -------
                    600,000           4.3              $24.34         467,500         $24.16
                    =======                                           =======

PRO FORMA INFORMATION

     Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its 1986 Employee Stock Purchase Plan, 1990 Stock Plan, and 1990 Directors' Option Plan, collectively called "options", under the fair value method SFAS 123. The fair value of options granted in fiscal 1999, 1998 and 1997 reported below have

                                 ADAPTEC, INC.

been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                      1986 EMPLOYEE STOCK                               1990 DIRECTORS'
                                         PURCHASE PLAN          1990 STOCK PLAN           OPTION PLAN
                                      --------------------    --------------------    --------------------
                                      1999    1998    1997    1999    1998    1997    1999    1998    1997
                                      ----    ----    ----    ----    ----    ----    ----    ----    ----
Expected life (in years)..........    0.34    0.25    0.25      4       4       4       4       4        4
Risk-free interest rate...........    5.2%    5.4%    5.2%    5.2%    5.4%    6.0%    5.2%    5.4%     6.0%
Volatility........................     62%     52%     44%     62%     52%     44%     62%     52%      44%
Dividend yield....................     --      --      --      --      --      --      --      --       --

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated fair value of the 1986 Employee Stock Purchase Plan grants during 1999, 1998 and 1997 was $3.44, $6.84 and $6.65 per share, respectively. The weighted average estimated fair value of shares granted under the 1990 Stock Plan during 1999, 1998 and 1997 was $6.95, $18.44 and $12.24, respectively. The weighted average estimated fair value of shares granted under the 1990 Directors' Plan during 1999, 1998 and 1997 was $5.43, $13.56 and $14.80, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share amounts):

                                                        1999        1998       1997
                                                      --------    --------    -------
Pro forma net income (loss).........................  $(75,981)   $127,351    $83,305
Pro forma basic net income (loss) per share.........  $  (0.69)   $   1.13    $  0.77
Pro forma diluted net income (loss) per share.......  $  (0.69)   $   1.08    $  0.72

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years, since it is applicable only to options granted subsequent to March 31, 1995. Therefore, the pro forma effect of SFAS 123 is not fully reflected in fiscal 1998 and 1997.

REPRICING OF STOCK OPTIONS

     On October 21, 1998, the Company approved the cancellation and reissuance of outstanding stock options under the Company's stock option plans. Under this program, all current active employees, except for executive officers, with outstanding stock options with an exercise price in excess of $12.50 per share could exchange their stock options for new non-qualified stock options with an exercise price of $12.50 per share, the fair market value of the common stock on the exchange date. The new options maintain the vesting schedule established by the canceled stock options, however, the exercisability of the exchanged options was suspended until April 1999. During fiscal 1999, 11,111,933 stock options were repriced to $12.50. The weighted average exercise price of the stock options prior to repricing was $19.53.

     On January 30, 1998, the Company approved the cancellation and reissuance of outstanding options under the Company's stock option plans. Under the program, holders of outstanding options with exercise prices in excess of $22.31 per share were given the choice of retaining these options or of obtaining in substitution new options for the same number of shares. The new options were exercisable at a price of $22.31 per share, the fair market value of the common stock on the reissue date. The new options maintained the vesting schedule established by the canceled option, except that vesting is suspended for six months, while

                                 ADAPTEC, INC.

vesting for officers of the Company participating in the stock repricing is suspended for twelve months. During fiscal 1998, 9,536,254 stock options were repriced to $22.31. The weighted average exercise price of the stock options prior to repricing was $37.50.

STOCK-BASED COMPENSATION CHARGES

     During fiscal 1999, the Company recorded non-cash stock-based compensation charges of $3.4 million related to restructuring activities (Note 10), $1.5 million in connection with the termination of executives (Note 11), and $9.0 million in connection with the sale of the high-end PTS business line to ST (Note 13). The stock-based compensation charges were recorded pursuant to modifications made to the option holder's original option agreements. The charges were accounted for using either the intrinsic value method or the fair value method, based on the nature of the modification and the subsequent relationship with the option holder. The charges were recorded as an increase to additional paid-in-capital in the period the modification occurred.

RIGHTS PLAN

     The Company has reserved 250,000 shares of Series A Preferred Stock for issuance under the 1996 Rights Agreement which was amended and restated as of December 5, 1996. Under this plan, stockholders have received one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock at an exercise price of $180.00 per right. The Rights trade automatically with shares of the Company's common stock. The Rights are not exercisable until ten days after a person or group announces acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer which would result in ownership by a person or group of 20% or more of the then outstanding common stock.

     The Company is entitled to redeem the Rights at $0.01 per Right anytime on or before the tenth day following such an acquisition or tender offer. This redemption period may be extended by the Company in some cases. If, prior to such redemption, the Company is acquired in a merger or other business combination, a party acquires 20% or more of the Company's common stock, a 20% stockholder engages in certain self-dealing transactions, or the Company sells 50% or more of its assets, each right will entitle the holder to purchase from the surviving corporation, for $180.00 per share, common stock having a then current market value of $360.00 per share.

     The Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred Stock will be entitled to an aggregate dividend of 1,000 times the dividend declared per common stock. In the event of liquidation, the holders of the Series A Preferred Stock will be entitled to a preferential liquidation payment equal to 1,000 times the per share amount to be distributed to the holders of the common stock. Each share of Series A Preferred Stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which the common stock are changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 1,000 times the amount received per common stock. These rights are protected by customary anti-dilution provisions.

                                 ADAPTEC, INC.

SHARES RESERVED FOR FUTURE ISSUANCE

     At March 31, 1999, the Company has reserved the following shares of authorized but unissued common stock:

1986 Employee Stock Purchase Plan...........................   5,323,183
1990 Stock Plan.............................................  31,785,094
1990 Directors' Option Plan.................................   1,750,000
Conversion of 4 3/4% Convertible Subordinated Notes.........   4,452,187
                                                              ----------
                                                              43,310,464
                                                              ==========

STOCK REPURCHASES

     In January 1998, the Company's Board of Directors authorized the purchase of up to 10 million shares of the Company's common stock in the open market. During the fourth quarter of fiscal 1998, the Company repurchased and retired approximately 350,000 shares of its common stock from the open market for approximately $7.8 million. During the second quarter of fiscal 1999, the Company repurchased and retired 8,261,000 shares of its common stock for approximately $97.2 million. The transactions were recorded as reductions to common stock and additional paid-in capital.

     In October 1998, the Company's Board of Directors authorized an additional repurchase of up to $200.0 million of the Company's common stock in the open market. The Company repurchased an additional 485,000 and 4,185,000 shares of its common stock for approximately $9.3 million and $93.7 million in the third and fourth quarters of fiscal 1999, respectively. The transactions were recorded as reductions to common stock and additional paid-in capital.

     In May 1999, the Company's Board of Directors approved a third repurchase program of up to $200.0 million of the Company's common stock in the open market.

NOTE 16. INCOME TAXES

     The components of income before income taxes for the years ended March 31 are as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Domestic...........................................  $(46,500)   $ 95,400    $ 74,866
Foreign............................................    67,442     149,929      96,915
                                                     --------    --------    --------
Income before income taxes.........................  $ 20,942    $245,329    $171,781
                                                     --------    --------    --------

     The split of domestic and foreign income was impacted by the acquisition related write-offs of acquired in-process technology, restructuring and other charges, and the gain on the sale of PTS which reduced domestic income by $136 million for 1999 and $92 million for 1997.

                                 ADAPTEC, INC.

     The components of the provision for income taxes for the years ended March 31 are as follows:

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Federal
  Current...................................................  $35,542    $46,362    $45,363
  Deferred..................................................  (14,077)   (11,552)   (10,025)
                                                              -------    -------    -------
                                                               21,465     34,810     35,338
                                                              -------    -------    -------
Foreign
  Current...................................................   12,111     21,520     21,418
  Deferred..................................................     (738)      (319)    (1,961)
                                                              -------    -------    -------
                                                               11,373     21,201     19,457
                                                              -------    -------    -------
State
  Current...................................................    1,448     10,067     11,335
  Deferred..................................................      (51)    (2,626)    (1,910)
                                                              -------    -------    -------
                                                                1,397      7,441      9,425
                                                              -------    -------    -------
  Provision for income taxes................................  $34,235    $63,452    $64,220

     The reduction in provision for income taxes for fiscal 1999 reflects the large decrease in income before taxes. This reduction, however, was offset in part by acquisition and restructuring related costs for which no tax benefit will be derived. The tax benefit associated with dispositions from employee stock plans reduces taxes currently payable for 1999 by $18.2 million ($12.4 million and $22.1 million for 1998 and 1997, respectively). These benefits were recorded directly to stockholders' equity.

Significant components of the Company's deferred tax assets as of March 31 are as follows:

                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Not currently deductible reserves...........................  $23,854    $16,024
State taxes.................................................      546      2,054
Compensatory accruals.......................................    7,190      9,320
Various expense accruals....................................   11,928     11,299
Capitalized technology......................................   11,278      7,156
Foreign tax credits.........................................   12,660         --
Fixed assets................................................   (5,061)      (304)
Other.......................................................   (1,050)       930
                                                              -------    -------
Net deferred tax assets.....................................  $61,345    $46,479
                                                              =======    =======

                                 ADAPTEC, INC.

     The provision for income taxes differs from the amount computed by applying the federal statutory tax rate to income before taxes for the years ended March 31 as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Federal statutory rate......................................   35.0%    35.0%    35.0%
State taxes, net of federal benefit.........................    1.4      2.3      2.7
Foreign subsidiary income at other than the U.S. tax rate...   (9.6)   (10.9)   (11.9)
Tax-exempt interest income..................................  (15.9)    (1.7)    (1.2)
Acquisition write-offs......................................  100.2       --     12.4
Gain associated with sale of PTS segment....................   50.1       --       --
Other.......................................................    2.3      1.2      0.4
                                                              -----    -----    -----
Effective income tax rate...................................  163.5%    25.9%    37.4%

     The Company's effective tax rate for fiscal 1999 was 164% compared to 26% and 37% for fiscal 1998 and 1997. The increase in effective tax rate was primarily due to the write off of acquired in-process technology and goodwill, which are not deductible for tax purposes, and the gain associated with the sale of the PTS segment. In the third quarter of fiscal 1999, the Company's normalized effective tax rate changed (exclusive of write-off's of acquired in-process technology and goodwill and the gain associated with the sale of the PTS segment) from 25% to 28% due to a geographic shift of earnings resulting from restructuring and business divestitures. For fiscal 1998 and 1997, the Company's normalized effective tax rate was 25% (exclusive of write-offs of acquired in-process technology and goodwill).

     The Company's subsidiary in Singapore is currently operating under a tax holiday. If certain conditions are met, the tax holiday provides that profits derived from certain products will be exempt from Singapore tax through fiscal 2006. In addition, profits derived from the Company's remaining products will be taxed at a lower rate than the Singapore statutory rate of 26%, through fiscal 1999. As of March 31, 1999, the Company had not accrued income taxes on $394 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings will be reinvested indefinitely.

NOTE 17. COMMITMENTS AND CONTINGENCIES

     The Company leases certain office facilities, vehicles, and certain equipment under operating lease agreements that expire at various dates through fiscal 2007. As of March 31, 1999, future minimum lease payment under non-cancelable operating leases totaled $14.5 million and are due and payable as follows (in thousands):

FISCAL YEAR
2000.......................................................  $ 4,808
2001.......................................................    4,257
2002.......................................................    2,742
2003.......................................................    1,169
2004.......................................................      441
2005 and thereafter........................................    1,130
                                                             -------
                                                             $14,547
                                                             =======

     Rent expense was approximately $3.7 million, $6.6 million and $5.7 million during fiscal 1999, 1998 and 1997, respectively.

     During fiscal 1996, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent") to procure up to $25.0 million of fabrication equipment for the Lucent facility in Spain. In exchange, the Company would be ensured availability of certain levels of wafer capacity from Lucent. During 1997, the

                                 ADAPTEC, INC.

Company purchased $21.0 million of equipment in connection with the Lucent agreement. Subsequently, in the fourth quarter of fiscal 1997, the Company determined that it would not require the additional wafer capacity and entered into a separate agreement to sell the fabrication equipment to Lucent at a price equal to the Company's carrying value and to terminate the wafer capacity agreement. Accordingly, there was no impairment identified or recorded. There were also no termination fees associated with the subsequent agreement. Lucent paid the Company in two installments, both of which were received in fiscal 1998.

     A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The action alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of the federal securities laws. The complaint does not set forth purported damages. In addition, a derivative action is pending in the Superior Court of the State of California against the Company and certain of its officers and directors alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. The Company believes the lawsuit and derivative action are without merit and intends to defend itself vigorously.

     The IRS is currently auditing the Company's income tax returns for fiscal 1994 to 1996. No proposed adjustments have been received for these years. The Company believes sufficient taxes have been provided and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

     From time to time, the Company is subject to certain litigation, claims and assessments in the normal course of business. The Company believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's financial position or results of operations.

NOTE 18. SEGMENT REPORTING AND FOREIGN OPERATIONS

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are Host I/O, RAID (Redundant Array of Independent Disks), Software and PTS.

     The Host I/O segment designs, develops, manufactures and markets host bus adapter ("HBA") boards and chips that allow computers to transfer information to and from peripherals, such as hard disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. The Company's HBAs are based on Small Computer System Interface ("SCSI") technology and are utilized in servers, high-end workstations and desktops where high performance I/O is a vital component of overall system performance.

     The RAID segment designs, develops, manufactures and markets bus-based and microprocessor-based RAID solutions. These products are utilized from entry level workstations to enterprise-class servers. The Company's RAID adapters provide performance and functionality, incorporate the latest technical innovations, and offer superior software functionality to make RAID fast, simple and reliable.

     The Software segment designs, develops and markets optical media software for CD-R and CD-RW. This segment includes video editing products and software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's CD-R and CD-RW products are used for data storage to optical media, including audio, video and still photos, and provide users storage alternatives to traditional disk and removable media options. Additionally, CD-RW allows users to transfer downloaded music from the internet to CDs for private use. The Company's CD-R software offerings are available as standalone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

                                 ADAPTEC, INC.

     The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to TI and ST, respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The Company does not identify or allocate assets or depreciation by operating segments nor are the segments evaluated under these criteria. The "Other" column includes corporate related items and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments, primarily related unusual transactions and to businesses divested in fiscal 1999 (Note 13).

                                     HOST
                                     I/O        RAID     SOFTWARE     PTS        OTHER       TOTAL
                                   --------   --------   --------   --------   ---------   ----------
                                                             (IN THOUSANDS)
Fiscal 1999
  Revenues.......................  $520,148   $ 32,166   $47,110    $ 90,803   $   2,214   $  692,441
  Segment profit (loss)..........   162,882    (18,650)    7,219     (30,628)    (99,881)      20,942
Fiscal 1998
  Revenues.......................   701,114     14,494    38,186     249,786       3,713    1,007,293
  Segment profit (loss)..........   261,582    (28,483)    8,249      32,189     (28,208)     245,329
Fiscal 1997
  Revenues.......................   667,722      3,290    17,425     245,380          51      933,868
  Segment profit (loss)..........   259,941    (23,430)   (1,471)     53,484    (116,743)     171,781

     The following table presents the details of "Other" segment profit (loss):

                                                             (IN THOUSANDS)
                                                    ---------------------------------
                                                      1999        1998        1997
                                                    --------    --------    ---------
Losses from divested businesses...................  $(31,679)   $(34,378)   $ (20,583)
Unallocated corporate expenses, net...............    (8,364)     (7,612)     (14,551)
Interest and other income.........................    35,059      32,899       13,297
Interest expense..................................   (12,103)    (12,402)      (2,744)
Write-off of acquired in-process technology.......   (45,482)         --      (90,457)
Restructuring and other charges...................   (68,788)     (6,715)      (1,705)
Gain on sale of PTS...............................    31,476          --           --
                                                    --------    --------    ---------
Total.............................................  $(99,881)   $(28,208)   $(116,743)
                                                    ========    ========    =========

     The following table presents revenues by country and is attributed to countries based on location of the selling entity:

                                                      1999         1998         1997
                                                    --------    ----------    --------
                                                              (IN THOUSANDS)
United States.....................................  $295,736    $  704,334    $782,622
Singapore.........................................   388,676       294,217     147,367
Other countries...................................     8,029         8,742       3,879
                                                    --------    ----------    --------
Total.............................................  $692,441    $1,007,293    $933,868
                                                    ========    ==========    ========

                                 ADAPTEC, INC.

     The following table presents long-lived assets by country based on the location of the asset and includes all non-current assets except non-current financial instruments and deferred tax assets:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
United States...............................................  $ 94,085    $167,644
Singapore...................................................    31,030      25,051
Other countries.............................................     1,619       2,103
                                                              --------    --------
Total.......................................................  $126,734    $194,798
                                                              ========    ========

     The Company had no significant customers which accounted for more than 10% of net revenues or gross receivables in fiscal 1999, 1998 and 1997.

NOTE 19. COMPARATIVE QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below. Note that certain items previously reported in specific financial statement captions have been reclassified to conform with current presentation. Additionally, the following information has been adjusted to reflect the restatement of the purchase price allocation of ASIC technologies from ADI (Note 7). The Company will amend its Reports on Form 10-Q for the first three quarters of fiscal 1999 previously filed with the SEC.

                                                                    QUARTERS
                                             ------------------------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH       YEAR
                                             --------   --------   --------   --------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999
Net revenues...............................  $180,630   $143,922   $183,872   $184,017   $  692,441
Gross profit...............................  $100,892   $ 80,835   $109,153   $117,058   $  407,938
Write-off of acquired in-process
  technology...............................  $ 45,482   $     --   $     --   $     --   $   45,482
Restructuring and other charges............  $ 30,263   $ 31,924   $     --   $  6,601   $   68,788
Gain on sale of the PTS segment............  $     --   $     --   $     --   $ 31,476   $   31,476
Net income (loss)..........................  $(58,749)  $(25,924)  $ 25,012   $ 46,368   $  (13,293)
Net income (loss) per share:
  Basic....................................  $  (0.51)  $  (0.23)  $   0.23   $   0.43   $    (0.12)
  Diluted..................................  $  (0.51)  $  (0.23)  $   0.23   $   0.41   $    (0.12)
Weighted average shares outstanding:
  Basic....................................   114,200    111,583    108,040    106,687      110,127
  Diluted..................................   114,200    111,583    110,881    111,881      110,127

FISCAL 1998
Net revenues...............................  $271,442   $278,088   $254,163   $203,600   $1,007,293
Gross profit...............................  $163,948   $173,558   $158,859   $119,828   $  616,193
Restructuring and other charges............  $     --   $  1,528   $  5,187   $     --   $    6,715
Net income.................................  $ 59,689   $ 62,719   $ 27,075   $ 23,394   $  172,877
Net income per share:
  Basic....................................  $   0.53   $   0.56   $   0.24   $   0.21   $     1.53
  Diluted..................................  $   0.51   $   0.52   $   0.23   $   0.20   $     1.46
Weighted average shares outstanding:
  Basic....................................   112,008    112,931    113,666    114,083      113,172
  Diluted..................................   122,181    123,902    124,444    116,558      118,432

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

     The independent accountants, PricewaterhouseCoopers LLP, are engaged to audit the consolidated financial statements of the Company and conduct such tests and related procedures, as they deem necessary in accordance with generally accepted auditing standards. The opinion of the independent accountants, based upon their audit of the consolidated financial statements, is contained in this annual report.

/s/ ROBERT N. STEPHENS                             /s/ ANDREW J. BROWN
--------------------------------------------       --------------------------------------------
Robert N. Stephens                                 Andrew J. Brown
President and Chief Executive Officer              Vice President, Finance and
                                                   Chief Financial Officer

/s/ KENNETH B. AROLA                               /s/ J. PETER CAMPAGNA
--------------------------------------------       --------------------------------------------
Kenneth B. Arola                                   J. Peter Campagna
Vice President, Corporate Controller, and          Vice President and Treasurer
Principal Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Adaptec, Inc.

     In our opinion, the consolidated financial statements listed in the index
appearing under Item 14(a)(1) on page   , present fairly, in all material
respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business process reengineering costs in 1998.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------------------------------

PricewaterhouseCoopers LLP

San Jose, California
April 28, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                           NOTES
-------                            -----------                           -----
 2.1       Agreement for Purchase and Sale of Stock by and among           (3)
           Western Digital Corporation, Western Digital CSG
           Corporation, and Adaptec, Inc. dated April 9, 1996.
 2.2       Agreement and Plan of Reorganization by and among Adaptec,      (4)
           Inc., Adaptec Acquisition Corporation, and Data Kinesis,
           Inc. dated August 6, 1996.
 2.3       Asset Acquisition Agreement by and among Adaptec, Inc. and     (16)
           Analog Devices, Inc. dated March 24, 1998
 2.4       Agreement and Plan of Reorganization by and among Adaptec,     (16)
           Inc., Ridge Technologies and RDS Acquisition (as of May 21,
           1998).
 2.5       Agreement and Plan of Merger dated February 23, 1998 between   (16)
           Registrant and Adaptec, Inc., a California corporation.
 2.6       Asset Purchase Agreement between Texas Instruments,            (14)
           Incorporated and Adaptec, Inc. dated November 6, 1998.
 2.7       Asset Acquisition Agreement among Adaptec, Inc., Adaptec       (14)
           Mfg.(s) Pte. Ltd. And STMicroelectronics, Inc. dated January
           15, 1999.
 2.8       Amendment No. 1 to Asset Acquisition Agreement among           (14)
           Adaptec, Inc., Adaptec
           Mfg. (s) Pte. Ltd. and STMicroelectronics, Inc. dated
           January 15, 1999.
 3.1       Certificate of Incorporation of Registrant filed with          (16)
           Delaware Secretary of State on November 19, 1997.
 3.2       Bylaws of Registrant, as amended on June 29, 1999.
 4.1       Second Amended and Restated Rights Agreement dated December     (8)
           5, 1996 between Registrant and Chase Mellon Shareholder
           Services, Inc. as Rights Agents.
 4.2       First Amendment dated March 12, 1998 to Second Amended and     (16)
           Restated Rights Agreement.
 4.3       Indenture dated as of February 3, 1997 between Registrant       (1)
           and State Street Bank and Trust Company.
 4.4       First Supplemental indenture dated as of March 12, 1998        (16)
           between Registrant and State Street Bank and Trust Company.
10.1+      Registrant's 1986 Employee Stock Purchase Plan.                 (6)
10.2       Technology License Agreement dated January 1, 1985 between     (10)
           the Registrant and International Business Machines
           Corporation.
10.3+      Registrant's Savings and Retirement Plan.                       (9)
10.4+      1990 Stock Plan, as amended.                                   (12)
10.5+      Forms of Stock Option Agreement, Tandem Stock Option/SAR        (7)
           Agreement, Restricted Stock Purchase Agreement, Stock
           Appreciation Rights Agreement, and Incentive Stock Rights
           Agreement for use in connection with the 1990 Stock Plan, as amended.
10.6+      1990 Directors' Option Plan and forms of Stock Option
           Agreement, as amended.
10.7       Option Agreement I Between Adaptec Manufacturing (S) Pte.       (2)
           Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
           October 23, 1995.
10.8*      Option Agreement II Between Adaptec Manufacturing (S) Pte.      (2)
           Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
           October 23, 1995.
10.9       Consignment Agreement between Adaptec, Inc. and AT&T Corp.      (2)
           dated January 10, 1996.

EXHIBIT
NUMBER                             DESCRIPTION                           NOTES
-------                            -----------                           -----
10.10      Form of Indemnification Agreement entered into with            (11)
           directors and officers of Adaptec, Inc., a California
           corporation, prior to Registrant's reincorporation into
           Delaware.
10.11      Form of Indemnification Agreement entered into between         (16)
           Registrant and its officers and directors.
10.12      Deposit and Supply Agreement between Taiwan Semiconductor       (6)
           Manufacturing Co., Ltd. and Adaptec Manufacturing Pte. Ltd.
10.13      Industrial Lease Agreement between the Registrant, as           (5)
           Lessee, and Jurong Town Corporation, as Lessor.
10.14      Amendment No. 1 to Option Agreement III between Adaptec        (13)
           Manufacturing (s) Pte. Ltd. And Taiwan Semiconductor
           Manufacturing Co. Ltd.
10.15      Termination of Option III agreement between Adaptec            (15)
           Manufacturing (s) Pte. Ltd. And Taiwan Semiconductor
           Manufacturing Co. Ltd.
10.16**    Amendment to Option Agreements I & II between Taiwan
           Semiconductor Manufacturing Co., Ltd. and Adaptec
           Manufacturing (s) Pte. Ltd.
10.17      Modification to Amendment to Option Agreements I & II
           between Taiwan Semiconductor Manufacturing Co., Ltd. and
           Adaptec Manufacturing (s) Pte. Ltd.
21.1       Subsidiaries of Registrant.
23.1       Consent of Independent Accountants, PricewaterhouseCoopers
           LLP. (See Page 34)
24.1       Power of Attorney. (See Page 36)
27.1       Financial Data Schedule for the year ended March 31, 1999.
27.2       Financial Data Schedule for the year ended March 31, 1998.
27.3       Financial Data Schedule for the year ended March 31, 1997.

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

 (8) Incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Registrant's Registration Statement Number 0-15071 on Form 8-A as filed on January 4, 1997.

 (9) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

(10) Incorporated by reference to Exhibit 10.15 filed in response to Item 16(a) "Exhibits," of Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto
     (file No. 33-5519), which became effective on June 11, 1986.

(11) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(12) Incorporated by reference to Exhibit 4.2 to Form 10-Q as filed February 7, 1996.

(13) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed August 7, 1998.

(14) Incorporated by reference to Exhibits 2.1, 2.2, 2.3, respectively, to Form 8-K as filed January 29, 1999.

(15) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed February 12, 1999.

(16) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

  *  Confidential treatment has been granted for portions of this agreement.

  ** Confidential treatment has been requested for portions of this agreement.