Form 10-Q/A
period 1998-06-30
ADAPTEC INC
filed 1999-07-09
CIK 709804

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                    Yes  [X]                         No  [ ]

The number of shares outstanding of the Company's common stock as of August 6, 1998 was 113,591,756.

This document consists of 21 pages, excluding exhibits, of which this is page 1.

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   -----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements:
                   Condensed Consolidated Statements of Operations.............        3
                   Condensed Consolidated Balance Sheets.......................        4
                   Condensed Consolidated Statements of Cash Flows.............        5
                   Notes To Condensed Consolidated Financial Statements........     6-13
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations:
                   Results of Operations.......................................    14-16
                   Liquidity and Capital Resources.............................    16-17
                   Recent Accounting Pronouncements............................       17
                   Year 2000...................................................       18
                   Factors Affecting Future Operating Results..................       19
PART II.  OTHER INFORMATION
          Item 6.  Exhibits and Reports on Form 8-K............................       20
          Signatures...........................................................       21

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTH
                                                                        PERIOD ENDED
                                                              --------------------------------
                                                                 (RESTATED:
                                                               NOTES 1 AND 9)
                                                                  JUNE 30,          JUNE 30,
                                                                    1998              1997
                                                              -----------------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Net revenues................................................      $180,630          $271,442
Cost of revenues............................................        79,738           107,494
                                                                  --------          --------
Gross profit................................................       100,892           163,948
                                                                  --------          --------
Operating expenses:
  Research and development..................................        43,997            38,982
  Sales, marketing and administrative.......................        49,825            49,279
  Write-off of acquired in-process technology...............        45,482                --
  Restructuring and other charges...........................        30,263                --
                                                                  --------          --------
Total operating expenses....................................       169,567            88,261
                                                                  --------          --------
Income (loss) from operations...............................       (68,675)           75,687
Interest income.............................................         9,133             6,958
Interest expense............................................        (3,067)           (3,060)
                                                                  --------          --------
Income (loss) before provision (benefit) for income taxes...       (62,609)           79,585
Provision (benefit) for income taxes........................        (3,860)           19,896
                                                                  --------          --------
Net income (loss)...........................................      $(58,749)         $ 59,689
                                                                  ========          ========
Net income (loss) per common share:
  Basic.....................................................      $  (0.51)         $   0.53
                                                                  --------          --------
  Diluted...................................................      $  (0.51)         $   0.51
                                                                  --------          --------
Shares used in computing net income (loss) per share:
  Basic.....................................................       114,200           112,008
                                                                  --------          --------
  Diluted...................................................       114,200           122,181
                                                                  --------          --------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                (RESTATED:      (RESTATED:
                                                              NOTES 1 AND 9)     NOTE 1)
                                                                 JUNE 30,       MARCH 31,
                                                                   1998            1998
                                                              --------------    ----------
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  403,187      $  227,183
  Marketable securities.....................................       278,332         470,199
  Accounts receivable, net..................................       116,679         136,476
  Inventories...............................................        57,148          71,297
  Prepaid expenses and other................................        81,824          85,939
                                                                ----------      ----------
          Total current assets..............................       937,170         991,094
Property and equipment, net.................................       200,946         194,798
Other assets................................................       115,707          89,337
                                                                ----------      ----------
                                                                $1,253,823      $1,275,229
                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................    $    4,700      $       --
  Current portion of long-term debt.........................            --             850
  Note payable..............................................            --          17,640
  Accounts payable..........................................        30,768          48,047
  Accrued liabilities.......................................        84,691          73,947
                                                                ----------      ----------
          Total current liabilities.........................       120,159         140,484
                                                                ----------      ----------
Long-term debt:
  Long-term debt, net of current portion....................        17,640              --
  Convertible subordinated notes............................       230,000         230,000
                                                                ----------      ----------
          Total long-term debt..............................       247,640         230,000
Contingencies (Note 13)
Stockholders' equity:
  Common stock..............................................           116             114
  Additional paid-in capital................................       335,289         295,263
  Retained earnings.........................................       550,619         609,368
                                                                ----------      ----------
          Total stockholders' equity........................       886,024         904,745
                                                                ----------      ----------
                                                                $1,253,823      $1,275,229
                                                                ==========      ==========

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTH PERIOD ENDED
                                                              --------------------------
                                                                (RESTATED:
                                                              NOTES 1 AND 9)
                                                                 JUNE 30,       JUNE 30,
                                                                   1998           1997
                                                              --------------    --------
                                                                    (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     $ 28,144       $117,176
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certain net assets in connection with
  acquisitions, net.........................................      (34,126)            --
Investments in property and equipment.......................      (14,422)       (36,748)
Decreases (increases) in marketable securities, net.........      191,867        (41,878)
                                                                 --------       --------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........      143,319        (78,626)
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................        5,391         12,024
Principal payments on debt..................................         (850)          (850)
                                                                 --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................        4,541         11,174
                                                                 --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      176,004         49,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      227,183        318,075
                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $403,187       $367,799
                                                                 ========       ========

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 8 through 10, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. For presentation purposes, the Company has indicated its first quarter as having ended on June 30, whereas in fact, the Company's first quarter of fiscal 1999 ended on July 3, 1998 and its first quarter of fiscal 1998 ended on July 4, 1997. The results of operations for the three month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in their financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 were adopted in the Company's fiscal 1999 Annual Report on Form 10-K.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of fiscal 2001 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

                                 ADAPTEC, INC.

4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                              JUNE 30,    MARCH 31,
                                                                1998        1998
                                                              --------    ---------
Raw materials...............................................  $12,521      $17,728
Work in process.............................................   10,298       18,415
Finished goods..............................................   34,329       35,154
                                                              -------      -------
                                                              $57,148      $71,297
                                                              =======      =======

5. LINES OF CREDIT

     In May, 1998, the Company assumed a $6.8 million unsecured revolving line of credit in conjunction with the purchase of Ridge Technologies, Inc. ("Ridge") (Note 9). The Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of June 30, 1998. As of June 30, 1998, $4.7 million was drawn against the line. The Company intends to pay down and terminate the line of credit in the second quarter of fiscal 1999.

     The Company had available an unsecured $17.0 million revolving line of credit that was to expire on December 31, 1998. No borrowings were outstanding under this line of credit as of March 31, 1998, and no borrowings were made during the first quarter of fiscal 1999. In June 1998, the Company terminated this line of credit.

6. LONG-TERM DEBT

     In June 1992, the Company entered into a $17.0 million term loan agreement bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. In the first quarter of fiscal 1999, the Company paid the remaining outstanding principal and interest due on the loan.

7. TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENTS

     In each of fiscal years 1996 through 1998, the Company entered into agreements with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"), including Option I, Option II and Option III Agreements, which provide the Company with guaranteed capacity for wafer fabrication in exchange for advance payments by the Company. The Company records the prepayments as either prepaid expenses or other assets based upon the amount expected to be utilized in the next 12 months. As wafers are received from TSMC, the prepaid expenses balance is reclassified to inventory.

     During fiscal 1998, the Company entered into the Option III agreement with TSMC which provided the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments totaling $35.3 million. The Company signed a non-interest bearing promissory note for the $35.3 million which became due in two equal installments. The first installment was paid in January 1998. In the first quarter of fiscal 1999, the Company and TSMC amended the promissory note to extend, indefinitely, the second installment which was originally due in June 1998. Management does not anticipate paying the second installment within one year, therefore, the note payable has been reclassified as long-term debt as of June 30, 1998.

                                 ADAPTEC, INC.

8. STATEMENT OF OPERATIONS

     Restructuring and other charges includes (in thousands):

                                                              THREE MONTH PERIOD
                                                                    ENDED
                                                                JUNE 30, 1998
                                                              ------------------
Acquisition related costs (Note 9)..........................       $21,463
Restructuring charges (Note 10).............................         8,800
                                                                   -------
Total.......................................................       $30,263
                                                                   =======

9. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

     In April 1998, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") for $34.4 million in cash. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. Additionally, in May 1998, the Company purchased Ridge for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of approximately $1.5 million. The $1.5 million carrying value is net of an approximate $3.5 million write-down of the investment balance taken in the third quarter of fiscal 1998 for an identified impairment. Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. The Company accounted for both acquisitions using the purchase method of accounting. Additionally, the Company incurred $1.2 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisitions, which were capitalized as part of the purchase price of the transactions.

     As previously reported in the Company's Report on Form 10-Q for the quarter ended June 30, 1998, the purchase of Ridge and the acquisition of ASIC technologies from ADI, resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported to $6.1 million. Amortization of intangibles increased approximately $1.7 million in the first quarter of fiscal 1999 from $2.8 million to $4.5 million. Basic and diluted net loss per share for the first quarter of fiscal 1999 was impacted by the restatement as follows:

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

     The Company allocated amounts to acquired in-process technology in the first quarter of fiscal 1999 in a manner consistent with widely recognized appraisal practices at the date of the acquisition of ASIC technologies from ADI. Subsequent to the acquisition, the Securities and Exchange Commission ("SEC") staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the acquired in-process technology that was the basis for the Company's measurement of the acquired in-process technology charge. The charge of $26.4 million associated with ASIC technologies purchased from ADI, as first reported, was based upon assumptions and appraisal methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology relating to the acquisition of ASIC technologies from ADI in this Report on Form 10-Q/A for the first quarter ended

                                 ADAPTEC, INC.

June 30, 1998. The Company has also revised its results of operations in its Reports on Form 10-Q for the second and third quarters of fiscal 1999, ended September 30, 1998 and December 31, 1998, respectively, previously filed with the SEC.

     The $6.1 million allocation of the purchase price to acquired in-process technology from ASIC technologies purchased from ADI was determined by identifying research projects, including read channel and preamplifier ASIC technologies, in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

     Net cash flows. The net cash flows from the identified projects were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates were based on the assumptions mentioned below. The research and development costs included in the model reflect costs to complete development of technologies acquired and sustain projects, but excluded costs to bring acquired in-process projects to technological feasibility.

     The estimated revenues were based on management projections of the acquired in-process projects for read channel and preamplifier ASIC products and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the majority of the acquired in-process technology product areas were expected to peak in fiscal 2001 and decline from 2002 into 2003 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

     Projected gross margins were based on management's estimates and are in line with the Company's business which acquired ASIC technologies from ADI. The estimated selling, general and administrative costs were in line with comparable company averages within the industry at approximately 14% of revenues. Research and development costs were consistent with ADI's historical cost structure.

     Discount rate. Discounting the net cash flows back to their present value was based on cost of capital for start up companies and well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 25%. Higher required rates of return which would correspond to higher risk may be somewhat mitigated by the Company's expertise in the disk drive market.

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

     The Company accounted for its acquisitions in Ridge and ASIC technologies purchased from ADI using the purchase method of accounting. Excluding the $45.5 million write-off of acquired in-process technology,

                                 ADAPTEC, INC.

as restated, the aggregate impact of the acquisitions was not material to the Company's financial position and results of operations from the acquisition date.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible net assets acquired and liabilities assumed is summarized below. The allocations were based on independent appraisals and estimates of fair values (in thousands):

Net tangible liabilities....................................  $(2,752)
In-process technology.......................................   45,482
Goodwill and other intangible assets:
  Goodwill..................................................   25,078
  Covenant not to compete...................................    2,200
  Acquired employees........................................    1,375
                                                              -------
                                                               28,653
                                                              -------
Net assets acquired.........................................  $71,383
                                                              =======

     The tangible liabilities assumed exceeded the tangible assets acquired, which comprised primarily a line of credit (Note 5), accounts payable and fixed assets. Acquired in-process technology was written-off in the period in which the acquisitions were completed, and the goodwill and other intangible assets are being amortized over respective benefit periods ranging from two to three years.

     In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and approximately $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred approximately $7.8 million in other acquisition related charges, including legal, consulting and other costs. In the first quarter of fiscal 1999, the $21.5 million in fees associated with this terminated acquisition were expensed and are included in "Restructuring and other charges" in the Condensed Consolidated Statements of Operations.

     During fiscal 1998, the Company purchased $1.0 million in preferred stock, and entered into a development and license agreement with a venture stage company whose founder and CEO, Larry Boucher, is a director of the Company and who recently was appointed interim CEO of the Company, following the resignation of Grant Saviers. Two other directors of the Company are also directors of the venture stage company.

10. RESTRUCTURING

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

                                 ADAPTEC, INC.

     The following table sets forth an analysis of the components of the restructuring charges recorded in the first quarter of fiscal 1999 (in thousands):

                                               SEVERANCE
                                                  AND         ASSET        OTHER
            RESTRUCTURING CHARGES              BENEFITS     WRITE-OFFS    CHARGES    TOTAL
            ---------------------              ---------    ----------    -------    ------
Severance and benefits.......................   $6,800         $ --       $   --     $6,800
Property and equipment write-offs............       --          950           --        950
Other charges................................       --           --        1,050      1,050
                                                ------         ----       ------     ------
TOTAL JUNE 30, 1998..........................   $6,800         $950       $1,050     $8,800
                                                ======         ====       ======     ======

     The following table sets forth the Company's restructuring reserves as of June 30, 1998 (in thousands):

                                              SEVERANCE
                                                 AND         ASSET        OTHER
           RESTRUCTURING RESERVES             BENEFITS     WRITE-OFFS    CHARGES     TOTAL
           ----------------------             ---------    ----------    -------    -------
Restructuring charges.......................   $ 6,800       $ 950       $1,050     $ 8,800
Cash paid...................................    (3,244)         --           --      (3,244)
Non-cash charges............................      (296)       (950)          --      (1,246)
                                               -------       -----       ------     -------
BALANCE AT JUNE 30, 1998....................   $ 3,260       $  --       $1,050     $ 4,310
                                               =======       =====       ======     =======

     The Company anticipates the remaining reserve balance of $4.3 million at June 30, 1998, will be substantially paid out by December 31, 1998.

11. NET INCOME (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," in the third quarter of fiscal 1998. It replaces the presentation of primary net income (loss) per share with a presentation of basic net income (loss) per share. It also requires dual presentation of basic and diluted net income (loss) per share on the face of the financial statements for all entities with complex capital structures.

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options under the treasury stock method. All prior period net income (loss) per share amounts have been presented to conform to the provisions of this statement.

                                 ADAPTEC, INC.

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations assuming the standard was applied during all periods presented below.

                                   THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                         JUNE 30, 1998                             JUNE 30, 1997
                            ---------------------------------------   ---------------------------------------
                              INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                            (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                            -----------   -------------   ---------   -----------   -------------   ---------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC INCOME (LOSS) PER
  SHARE
Net income (loss)
  available to common
  stockholders............   $(58,749)       114,200       $(0.51)      $59,689        112,008        $0.53
                                                           ======                                     =====
EFFECT OF DILUTIVE
  SECURITIES
Common stock
  equivalents.............         --             --                         --          5,721
4 3/4% Convertible
  Subordinated Notes......         --             --                      2,133          4,452
                             --------        -------                    -------        -------
DILUTED INCOME (LOSS) PER
  SHARE
Net income (loss)
  available to common
  stockholders and assumed
  conversions.............   $(58,749)       114,200       $(0.51)      $61,822        122,181        $0.51
                             ========        =======       ======       =======        =======        =====

     The basic and diluted weighted average common shares outstanding for the three month period ended June 30, 1998 excludes 1,242,000 restricted shares issued in conjunction with the acquisition of Ridge (Note 9).

     At June 30, 1998, options to purchase 17,965,000 shares of common stock were outstanding, however, the stock options and the 4 3/4% Convertible Subordinated Notes were not included in the computations of diluted weighted average common shares outstanding for the first quarter of fiscal 1999 because they were anti-dilutive.

     At June 30, 1997, additional options to purchase 615,000 shares of common stock were outstanding but were not included in the computations of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during the quarter.

12. INCOME TAXES

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

13. CONTINGENCIES

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

                                 ADAPTEC, INC.

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

14. SUBSEQUENT EVENTS

     On July 30, 1998, Grant Saviers, Chairman of the Board of Directors ("Board") and CEO, resigned. The Board appointed Company founder and Board member, Larry Boucher, as interim CEO. The Company has initiated a search for a permanent CEO. In addition, John Adler, former Adaptec Chairman and CEO, has been named to the Board.

     On January 20, 1998, the Company's Board approved a stock repurchase program under which the Company is authorized to purchase up to 10 million shares of its common stock from time to time in the open market. In July 1998, the Company reinstated this stock repurchase program, which was suspended during the period of the now terminated Symbios acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                                                  THREE MONTH
                                                                  PERIOD ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1998        1997
                                                              --------    --------
Net revenues................................................   100.0%      100.0%
Cost of revenues............................................    44.1        39.6
                                                               -----       -----
Gross margin................................................    55.9        60.4
                                                               -----       -----
Operating expenses:
  Research and development..................................    24.4        14.4
  Sales, marketing and administrative.......................    27.6        18.1
  Write-off of acquired in-process technology...............    25.2          --
  Restructuring and other charges...........................    16.7          --
                                                               -----       -----
  Total operating expenses..................................    93.9        32.5
                                                               -----       -----
Income (loss) from operations...............................   (38.0)       27.9
Interest income.............................................     5.1         2.5
Interest expense............................................    (1.7)       (1.1)
                                                               -----       -----
Income (loss) before provision (benefit) for income taxes...   (34.6)       29.3
Provision (benefit) for income taxes........................    (2.1)        7.3
                                                               -----       -----
Net income (loss)...........................................   (32.5)%      22.0%
                                                               =====       =====

     SEC Comment Letter. On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") relating to certain previous 1934 Act filings with the SEC, primarily comments about disclosure in the Company's Management's Discussion and Analysis and Notes to Consolidated Financial Statements. The Company had addressed the comments in its response to the SEC dated June 16, 1999 and has incorporated such comments into its disclosures in this Report on Form 10-Q/A for the quarter ended June 30, 1998 to the extent practicable. However, there can be no assurance that the SEC will not take exception with the Company's responses and disclosures and require that the Company file additional responses and disclosures in its periodic reports.

     Net Revenues. Net revenues were $180.6 million for the first quarter of fiscal 1999 compared with $271.4 million for the corresponding quarter of fiscal 1998. The decrease was primarily due to the lower sales of the Company's SCSI host adapters and peripheral technology solutions. The demand for SCSI and peripheral technologies continues to be impacted by the trend to lower priced PC's for mainstream corporate desktop applications and the turbulent disk drive market, respectively.

     Gross Margin. Gross margins for the first quarter of fiscal 1999 were 55.9% compared to 60.4% for the first quarter of fiscal 1998. The decline in gross margin is primarily due to manufacturing inefficiencies in overhead and labor variances due to lower production volumes. The gross margin was also adversely impacted by product mix.

     Operating Expenses. As a percentage of net revenues, expenditures for research and development increased to 24.4% for the first quarter of fiscal 1999 compared to 14.4% for the corresponding period of fiscal 1998. The increase as a percentage of revenues is a direct result of the decline in net revenues. In absolute dollars, spending for research and development increased 12.9% to $44.0 million for the first quarter of fiscal 1999. The total dollar increase in spending is primarily due to the Company's acquisition of Ridge Technologies, Inc. ("Ridge") and read channel and preamplifier ASIC technologies ("ASIC technologies") purchased from Analog Devices, Inc. ("ADI").

     As a percentage of revenues, selling, marketing and administrative expenses were 27.6% of net revenues for the first quarter of fiscal 1999 compared with 18.1% for the corresponding period of fiscal 1998. In absolute dollars, spending for selling, marketing and administrative expenses increased 1.1% to $49.8 million for the first quarter of fiscal 1999. The increase as a percentage of net revenues is attributable to the decline in net revenues, while the decrease in total dollars is a result of both headcount and program reductions associated with restructuring activities.

     Write-off of In-process Technology. During the first quarter of fiscal 1999, the Company purchased complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $45.5 million.

     As previously reported, the Company purchased Ridge and acquired the ASIC technologies from ADI, which resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million as previously reported in the first quarter of fiscal 1999 to $6.1 million. Amortization of intangibles increased approximately $1.7 million in the first quarter of fiscal 1999 from $2.8 million to $4.5 million and is included in "Sales, marketing and administrative" expenses in the Condensed Consolidated Statements of Operations. Basic and diluted net loss per share for the first quarter of fiscal 1999 was impacted by the restatement as follows:

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

     The Company allocated amounts to acquired in-process technology in the first quarter of fiscal 1999 in a manner consistent with widely recognized appraisal practices at the date of the acquisition of the ASIC technologies from ADI. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the acquired in-process technology that was the basis for the Company's measurement of the acquired in-process technology charge. The charge of $26.4 million associated with ASIC technologies purchased from ADI, as first reported, was based upon assumptions and appraisal methodologies the SEC has since announced it does not consider appropriate.

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology. The Company has revised its results of operations for fiscal 1999 in this Report on Form 10-Q/A for the first quarter of fiscal 1999 and its Reports on Form 10-Q/A for the second and third quarters of fiscal 1999.

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

     Restructuring and Other Charges. In the first quarter of fiscal 1999, the Company incurred $8.8 million in restructuring charges and $21.5 million in acquisition related charges.

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

     The following table sets forth an analysis of the components of the restructuring charges recorded in the first quarter of fiscal 1999 (in thousands):

                                               SEVERANCE
                                                  AND         ASSET        OTHER
RESTRUCTURING CHARGES                          BENEFITS     WRITE-OFFS    CHARGES    TOTAL
---------------------                          ---------    ----------    -------    ------
Severance and benefits.......................   $6,800         $ --       $   --     $6,800
Property and equipment write-offs............       --          950           --        950
Other charges................................       --           --        1,050      1,050
                                                ------         ----       ------     ------
TOTAL JUNE 30, 1998..........................   $6,800         $950       $1,050     $8,800
                                                ======         ====       ======     ======

     The following table sets forth the Company's restructuring reserves as of June 30, 1998 (in thousands):

                                               SEVERANCE
                                                  AND         ASSET        OTHER
RESTRUCTURING RESERVES                         BENEFITS     WRITE-OFFS    CHARGES    TOTAL
----------------------                         ---------    ----------    -------    ------
Restructuring charges........................   $6,800         $950       $1,050     $8,800
Cash paid....................................   (3,244)          --           --     (3,244)
Non-cash charges.............................     (296)        (950)          --     (1,246)
                                                ------         ----       ------     ------
BALANCE AT JUNE 30, 1998.....................   $3,260         $ --       $1,050     $4,310
                                                ======         ====       ======     ======

     In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and approximately $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred approximately $7.8 million in other acquisition related charges, including legal, consulting and other costs. The $21.5 million in fees associated with this terminated acquisition were expensed in the first quarter of fiscal 1999.

     Interest and Income Taxes. Interest income, net of interest expense, increased to $6.1 million for the first quarter of fiscal 1999 compared to $3.9 million in the first quarter of fiscal 1998. The increase is primarily due to higher average cash and marketable securities balances held in contemplation of the proposed acquisition of Symbios, Inc.

     The Company recorded an income tax benefit of $3.9 million representing 6.2% of income before benefit for income taxes for the first quarter of fiscal 1999 compared with a $19.9 million provision representing 25.0% of income before provision for income taxes for the corresponding period in fiscal 1998. Generally, the Company's effective tax rate has been 25%. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The effective tax rate used to calculate the income tax benefit for the first quarter of fiscal 1999 is lower than 25% primarily as a result of book write-offs of acquired in-process technology which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash generated from operating activities for the first three months of fiscal 1999 totaled $28.1 million compared to $117.2 million in the corresponding period of fiscal 1998. The decrease is primarily attributable to a net loss for the first three months of fiscal 1999 of $58.7 million. The net loss in fiscal 1999 reflects the impact of $75.7 million in unusual charges including the write-off of acquired in-process technology, costs related to the termination of the Symbios transaction and restructuring charges.

     Investing Activities. During the first quarter of fiscal 1999, the Company acquired ASIC technologies from ADI for $34.4 million in cash. Additionally, the Company purchased all outstanding shares of Ridge not owned by it for 2.1 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge, with a carrying value of $1.5 million. The $1.5 million carrying value is net of a $3.5 million write-down of the investment balance taken in the third quarter of fiscal 1998 for an identified impairment. Additionally, the Company incurred approximately $1.2 million in professional fees related to the acquisitions, which were capitalized as part of the purchase price of the transactions. Total net assets acquired in connection with these business combinations was $71.4 million.

     Investments in property and equipment of $14.4 million during the first three months of fiscal 1999 included various building and leasehold improvements and investments in both test equipment and manufacturing equipment to support future business requirements.

     During the first three months of fiscal 1999, the Company had $191.9 million of cash inflow related to proceeds from sales and maturities of marketable securities, net of reinvestments.

     Financing Activities. During April 1997, the Company entered into an agreement with TSMC whereby the Company will make advance payments totaling $35.3 million to secure additional wafer capacity for future technology through 2001. The Company signed a $35.3 million promissory note for the advance payments, which became due in two equal installments in January 1998 and June 1998. During the first three months of fiscal 1999, the Company and TSMC amended the promissory note to extend, indefinitely, the second payment of $17.6 million.

     During the first three months of fiscal 1999 and fiscal 1998, the Company received proceeds from common stock issued under the employee stock option and employee stock purchase plans totaling $5.4 million and $12.0 million, respectively.

     Lines of Credit. In May 1998, the Company assumed a $6.8 million unsecured revolving line of credit in conjunction with the purchased of Ridge. As of June 30, 1998, $4.7 million was drawn against the line. The Company intends to pay down and terminate the line of credit in the second quarter of fiscal 1999. Additionally, in June 1998, the Company terminated its $17.0 million line of credit.

     Liquidity. At June 30, 1998, the Company's principal sources of liquidity consisted of $681.5 million of cash, cash equivalents and marketable securities and an unsecured $6.8 million revolving line of credit, of which $4.7 million was outstanding at June 30, 1998. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations through fiscal 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in their financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 were adopted in the Company's fiscal 1999 Annual Report on Form 10-K.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of fiscal 2001 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Report on Form 10Q/A may contain forward-looking statements regarding future events or the future performance of the Company. Actual events or results could, of course, differ materially. Various factors could adversely affect its results of operations in the future including its dependence on the high-performance computer, server and software markets, changes in the product mix, competitive pricing pressures, changes in technological standards, dependence on wafer suppliers and other subcontractors, changes in product costs, certain risks associated with acquisitions of other companies or businesses that the Company may make from time to time, issues related to distributors, dependence on key personnel, risks associated with intellectual property or general economic downturns. For a more complete discussion of these factors, please refer to the Business section of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, and the Company's other public filings it makes from time to time.

                                    PART II.

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1*    Amendment No. 1 to Option Agreement III between Adaptec
          Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
          Manufacturing Co., Ltd.
 27.1     Financial Data Schedule for the quarter ended June 30, 1998

---------------
* Previously filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.
By: /s/ ANDREW J. BROWN                           Date: July 9, 1999
-----------------------------------------------
    Andrew J. Brown
    Vice President, Finance
    Chief Financial Officer
    (Principal Financial Officer)

By: /s/ KENNETH B. AROLA                          Date: July 9, 1999
-----------------------------------------------
    Kenneth B. Arola
    Vice President
    Controller
    (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1*    Amendment No. 1 to Option Agreement III between Adaptec
          Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
          Manufacturing Co., Ltd.
 27.1     Financial Data Schedule for the quarter ended June 30, 1998

---------------
* Previously filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1998.