Form 10-Q/A
period 1998-09-30
ADAPTEC INC
filed 1999-07-09
CIK 709804

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

     This document consists of 25 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              -----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Consolidated Statements of Operations...........      3
  Condensed Consolidated Balance Sheets.....................      4
  Condensed Consolidated Statements of Cash Flows...........      5
  Notes To Condensed Consolidated Financial Statements......   6-16
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations:
  Results of Operations.....................................  17-21
  Liquidity and Capital Resources...........................  21-22
  Recent Accounting Pronouncements..........................     22
  Year 2000.................................................  22-23
  Factors Affecting Future Operating Results................     23
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................     24
  Signatures................................................     25

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTH                             SIX MONTH
                                             PERIOD ENDED                           PERIOD ENDED
                                 ------------------------------------   ------------------------------------
                                   (RESTATED:                             (RESTATED:
                                 NOTES 1 AND 9)    (RESTATED: NOTE 1)   NOTES 1 AND 9)    (RESTATED: NOTE 1)
                                  SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                      1998                1997               1998                1997
                                 ---------------   ------------------   ---------------   ------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 (UNAUDITED)
Net revenues...................     $143,922            $278,088           $ 324,552           $549,530
Cost of revenues...............       63,087             104,530             142,825            212,024
                                    --------            --------           ---------           --------
Gross profit...................       80,835             173,558             181,727            337,506
                                    --------            --------           ---------           --------
Operating expenses:
  Research and development.....       40,817              42,117              84,814             81,099
  Sales, marketing and
     administrative............       46,382              51,700              96,207            100,979
  Write-off of acquired
     in-process technology.....           --                  --              45,482                 --
  Restructuring and other
     charges...................       31,924               1,528              62,187              1,528
                                    --------            --------           ---------           --------
Total operating expenses.......      119,123              95,345             288,690            183,606
                                    --------            --------           ---------           --------
Income (loss) from
  operations...................      (38,288)             78,213            (106,963)           153,900
Interest income................        7,912               8,442              17,045             15,400
Interest expense...............       (3,047)             (3,030)             (6,114)            (6,090)
                                    --------            --------           ---------           --------
Income (loss) before provision
  (benefit) for income taxes...      (33,423)             83,625             (96,032)           163,210
Provision (benefit) for income
  taxes........................       (7,499)             20,906             (11,359)            40,802
                                    --------            --------           ---------           --------
Net income (loss)..............     $(25,924)           $ 62,719           $ (84,673)          $122,408
                                    ========            ========           =========           ========
Net income (loss) per share:
  Basic........................     $  (0.23)           $   0.56           $   (0.75)          $   1.09
                                    ========            ========           =========           ========
  Diluted......................     $  (0.23)           $   0.52           $   (0.75)          $   1.03
                                    ========            ========           =========           ========
Shares used in computing net
  income (loss) per share:
  Basic........................      111,583             112,931             112,892            112,470
                                    ========            ========           =========           ========
  Diluted......................      111,583             123,902             112,892            123,042
                                    ========            ========           =========           ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (RESTATED:
                                                               NOTES 1 AND 9)    (RESTATED: NOTE 1)
                                                               SEPTEMBER 30,         MARCH 31,
                                                                    1998                1998
                                                              ----------------   ------------------
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................     $  195,629          $  227,183
  Marketable securities.....................................        417,957             470,199
  Accounts receivable, net..................................         69,606             136,476
  Inventories...............................................         55,293              71,297
  Prepaid expenses and other................................         92,025              85,939
                                                                 ----------          ----------
     Total current assets...................................        830,510             991,094
Property and equipment, net.................................        191,916             194,798
Other assets................................................        101,726              89,337
                                                                 ----------          ----------
                                                                 $1,124,152          $1,275,229
                                                                 ==========          ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................     $       --          $      850
  Note payable..............................................             --              17,640
  Accounts payable..........................................         38,003              48,047
  Accrued liabilities.......................................         69,421              73,947
                                                                 ----------          ----------
     Total current liabilities..............................        107,424             140,484
                                                                 ----------          ----------
Long-term debt:
  Long-term debt, net of current portion....................         17,640                  --
  Convertible subordinated notes............................        230,000             230,000
                                                                 ----------          ----------
     Total long-term debt...................................        247,640             230,000
                                                                 ----------          ----------
Contingencies (Note 15)
Stockholders' equity:
  Common stock..............................................            108                 114
  Additional paid-in capital................................        244,285             295,263
  Retained earnings.........................................        524,695             609,368
                                                                 ----------          ----------
     Total stockholders' equity.............................        769,088             904,745
                                                                 ----------          ----------
                                                                 $1,124,152          $1,275,229
                                                                 ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        SIX MONTH PERIOD
                                                                             ENDED
                                                           ------------------------------------------
                                                           (RESTATED: NOTES 1 AND 9)
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                     1998                   1997
                                                           -------------------------    -------------
                                                                         (IN THOUSANDS)
                                                                          (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES................          $ 72,060               $ 155,318
                                                                   --------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with
  acquisitions, net......................................           (34,126)                     --
Purchases of property and equipment......................           (28,671)                (56,844)
(Decreases) increases in marketable securities, net......            52,242                (184,036)
                                                                   --------               ---------
NET CASH USED FOR INVESTING ACTIVITIES...................           (10,555)               (240,880)
                                                                   --------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock..................             9,707                  25,792
Repurchases of common stock..............................           (97,216)                     --
Principal payments on debt...............................            (5,550)                 (1,700)
                                                                   --------               ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.....           (93,059)                 24,092
                                                                   --------               ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS................           (31,554)                (61,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........           227,183                 318,075
                                                                   --------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............          $195,629               $ 256,605
                                                                   ========               =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated, interim financial statements have been prepared on a consistent basis with the March 31, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 8 through 11, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. For presentation purposes, the Company has indicated its second quarter as having ended on September 30, whereas in fact, the Company's second quarter of fiscal 1999 and 1998 ended on October 2, 1998 and October 3, 1997, respectively. The results of operations for the three and six month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

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

                                 ADAPTEC, INC.

4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                       SEPTEMBER 30,    MARCH 31,
                                                           1998           1998
                                                       -------------    ---------
Raw materials........................................     $12,984        $17,728
Work in process......................................      11,622         18,415
Finished goods.......................................      30,687         35,154
                                                          -------        -------
                                                          $55,293        $71,297
                                                          =======        =======

5. LINE OF CREDIT

     In May, 1998, the Company assumed a $6.8 million unsecured revolving line of credit, of which $4.7 million was outstanding, in conjunction with the purchase of Ridge Technologies, Inc. ("Ridge") (Note 9). In the second quarter of fiscal 1999, the Company paid in full and terminated this line of credit.

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

                                 ADAPTEC, INC.

8. STATEMENTS OF OPERATIONS

     Restructuring and other charges includes (in thousands):

                                                     THREE MONTH      THREE MONTH
                                                    PERIOD ENDED     PERIOD ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997
                                                    -------------    -------------
Restructuring charges (Note 10)...................     $24,530          $   --
Asset impairment and other charges
  (Note 11).......................................       7,394           1,528
                                                       -------          ------
Total.............................................     $31,924          $1,528
                                                       =======          ======

                                                      SIX MONTH        SIX MONTH
                                                    PERIOD ENDED     PERIOD ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997
                                                    -------------    -------------
Acquisition related costs (Note 9)................     $21,463          $   --
Restructuring charges (Note 10)...................      33,330              --
Asset impairment and other charges
  (Note 11).......................................       7,394           1,528
                                                       -------          ------
Total.............................................     $62,187          $1,528
                                                       =======          ======

9. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

     In April 1998, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") for $34.4 million in cash. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. Additionally, in May 1998, the Company purchased Ridge for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of $1.5 million. The $1.5 million carrying value is net of a $3.5 million write-down of the investment balance taken in the third quarter of fiscal 1998 for an identified impairment. Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. The Company accounted for both acquisitions using the purchase method of accounting. Additionally, the Company incurred $1.2 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisitions, which were capitalized as part of the purchase price of the transactions.

     As previously reported in the Company's Report on Form 10-Q for the quarter ended September 30, 1998, the purchase of Ridge and the acquisition of ASIC technologies from ADI, resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first two quarters of fiscal 1999 from $4.9 million to $8.3 million for the six months ended September 30, 1998.

                                 ADAPTEC, INC.

Basic and diluted net loss per share for the first and second quarters of fiscal 1999 were impacted by the restatement as follows:

                                                      PRIOR TO      SUBSEQUENT TO
FISCAL 1999                                          RESTATEMENT     RESTATEMENT
-----------                                          -----------    -------------
First quarter:
  Basic............................................    $(0.68)         $(0.51)
  Diluted..........................................    $(0.68)         $(0.51)
Second quarter:
  Basic............................................    $(0.22)         $(0.23)
  Diluted..........................................    $(0.22)         $(0.23)
Sept. 30, 1998 Year-to-date:
  Basic............................................    $(0.90)         $(0.75)
  Diluted..........................................    $(0.90)         $(0.75)

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

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology relating to the acquisition of ASIC technologies from ADI in this Report on Form 10-Q/A for the second quarter ended September 30, 1998. The Company has also revised its results of operations in its Reports on Form 10-Q for the first and third quarters of fiscal 1999, ended June 30, 1998 and December 31, 1998, respectively, previously filed with the SEC.

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

                                 ADAPTEC, INC.

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

     The Company accounted for its acquisitions in Ridge and ASIC technologies purchased from ADI using the purchase method of accounting. Excluding the $45.5 million write-off of acquired in-process technology, as restated, the aggregate impact of the acquisitions was not material to the Company's financial position and results of operations from the acquisition date.

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible net assets acquired and liabilities assumed is summarized below. The allocations were based on independent appraisals and estimates of fair values (in thousands):

Net tangible liabilities...................................  $(2,752)
In-process technology......................................   45,482
Goodwill and other intangible assets:
  Goodwill.................................................   25,078
  Covenant not to compete..................................    2,200
  Acquired employees.......................................    1,375
                                                             -------
                                                              28,653
                                                             -------
Net assets acquired........................................  $71,383
                                                             =======

     The tangible liabilities assumed exceeded the tangible assets acquired, which comprised primarily a line of credit (Note 5), accounts payable and fixed assets. Acquired in-process technology was written-off in the period in which the acquisitions were completed. The goodwill and other intangible assets associated with Ridge were written-off in the second quarter of fiscal 1999 in connection with the Company's restructuring activities and decision to exit the storage subsystems business (Note 10) and the goodwill and other intangible assets associated with ASIC technologies purchased from ADI are being amortized over a benefit period of three years.

                                 ADAPTEC, INC.

     In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and approximately $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred approximately $7.8 million in other acquisition related charges, including legal, consulting and other costs. In the first quarter of fiscal 1999 the $21.5 million in fees associated with this terminated acquisition were expensed and are included in "Restructuring and other charges" in the Condensed Consolidated Statements of Operations.

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

10. RESTRUCTURING CHARGES

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

     In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction -- Note
9), external storage, satellite networking, fibre channel and high-end peripheral technology solutions (Note 16). The second quarter restructuring charge is comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of property and equipment, inventory, and other assets including goodwill associated with the storage subsystems business. The adjustments to the prior quarter provisions reflect changes to the estimated cost of anticipated expenses as actual costs were settled.

                                 ADAPTEC, INC.

     The following table sets forth an analysis of the components of the restructuring charges recorded in the first and second quarters of fiscal 1999 (in thousands):

                                              SEVERANCE
RESTRUCTURING CHARGES                            AND         ASSET        OTHER
QUARTER ENDED                                 BENEFITS     WRITE-OFFS    CHARGES     TOTAL
---------------------                         ---------    ----------    -------    -------
SEPTEMBER 30, 1998
Severance and benefits......................   $9,231       $    --      $   --     $ 9,231
Inventory write-offs........................       --           984          --         984
Property and equipment write-offs...........       --         8,484          --       8,484
Contractual obligations.....................       --            --       3,742       3,742
Accrued lease costs.........................       --            --         927         927
Goodwill and other assets...................       --         2,005          --       2,005
Other charges...............................       --            --         605         605
Adjustment to prior quarter's provision.....     (934)          280        (794)     (1,448)
                                               ------       -------      ------     -------
TOTAL SEPTEMBER 30, 1998....................   $8,297       $11,753      $4,480     $24,530
                                               ======       =======      ======     =======
JUNE 30, 1998
Severance and benefits......................   $6,800       $    --      $   --     $ 6,800
Property and equipment write-offs...........       --           950          --         950
Other charges...............................       --            --       1,050       1,050
                                               ------       -------      ------     -------
TOTAL JUNE 30, 1998.........................   $6,800       $   950      $1,050     $ 8,800
                                               ======       =======      ======     =======

     The following table sets forth the Company's restructuring reserves as of September 30, 1998 and June 30, 1998 (in thousands):

                                             SEVERANCE
                                                AND         ASSET        OTHER
          RESTRUCTURING RESERVES             BENEFITS     WRITE-OFFS    CHARGES     TOTAL
          ----------------------             ---------    ----------    -------    --------
Restructuring charges......................   $ 6,800      $    950     $1,050     $  8,800
Cash paid..................................    (3,244)           --         --       (3,244)
Non-cash charges...........................      (296)         (950)        --       (1,246)
                                              -------      --------     ------     --------
BALANCE AT JUNE 30, 1998...................   $ 3,260      $     --     $1,050     $  4,310
                                              =======      ========     ======     ========
Restructuring charges......................   $ 8,297      $ 11,753     $4,480     $ 24,530
Cash paid..................................    (6,718)           --       (272)      (6,990)
Non-cash charges...........................      (338)      (11,753)        --      (12,091)
                                              -------      --------     ------     --------
BALANCE AT SEPTEMBER 30, 1998..............   $ 4,501      $     --     $5,258     $  9,759
                                              =======      ========     ======     ========

     The Company anticipates the remaining reserve balance at September 30, 1998 of $9.8 million will be substantially paid out in the second half of fiscal 1999.

11. ASSET IMPAIRMENT AND OTHER CHARGES

     The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million and $1.5 million in the second quarter of fiscal 1999 and 1998, respectively. The fiscal 1999 impairment related to approximately $1.4 million in manufacturing

                                 ADAPTEC, INC.

equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of $2.6 million of non-trade related receivables classified in other current assets. In the second quarter of fiscal 1998, the Company wrote-off the unamortized goodwill related to the acquisition of Sigmax Technology, Inc. ("Sigmax") of $1.5 million, when the Company decided to abandon this business after the R&D project fell behind and the critical market window was missed, the engineers acquired in the purchase had left the Company and the intellectual property was deemed to have no alternative use.

     Additionally, the Company recorded executive termination costs of $3.4 million in the second quarter of fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefit payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements. There were no executive termination costs recorded in the second quarter and first half of fiscal 1998.

     In connection with the Company's restructuring activities and evaluation of long-lived assets, the Company is actively pursuing the sale of certain assets. The fair value of these assets of $7.1 million was reclassified to assets held for sale and, as they are expected to be sold in the next year, are included in current assets as of September 30, 1998. Approximately $6.7 million of the assets held for sale relate to the sale of the high-end peripheral technology solutions business line (Note 16).

12. NET INCOME (LOSS) PER SHARE

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

                                    THREE MONTH PERIOD ENDED                     THREE MONTH PERIOD ENDED
                                       SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                            -----------------------------------------    -----------------------------------------
                              INCOME          SHARES        PER-SHARE      INCOME          SHARES        PER-SHARE
                            (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                            -----------    -------------    ---------    -----------    -------------    ---------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS)
  PER SHARE
Net income (loss)
  available to common
  stockholders............   $(25,924)        111,583        $(0.23)       $62,719         112,931         $0.56
                                                             ======                                        =====
EFFECT OF DILUTIVE
  SECURITIES
Common stock
  equivalents.............         --              --                           --           6,519
4 3/4% Convertible
  Subordinated Notes......         --              --                        2,043           4,452
                             --------         -------                      -------         -------
DILUTED NET INCOME (LOSS)
  PER SHARE
Net income (loss)
  available to common
  stockholders and assumed
  conversions.............   $(25,924)        111,583        $(0.23)       $64,762         123,902         $0.52
                             ========         =======        ======        =======         =======         =====

                                     SIX MONTH PERIOD ENDED                       SIX MONTH PERIOD ENDED
                                       SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                            -----------------------------------------    -----------------------------------------
                              INCOME          SHARES        PER-SHARE      INCOME          SHARES        PER-SHARE
                            (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                            -----------    -------------    ---------    -----------    -------------    ---------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS)
  PER SHARE
Net income (loss)
  available to common
  stockholders............   $(84,673)        112,892        $(0.75)      $122,408         112,470         $1.09
                                                             ======                                        =====
EFFECT OF DILUTIVE
  SECURITIES
Common stock
  equivalents.............         --              --                           --           6,120
4 3/4% Convertible
  Subordinated Notes......         --              --                        4,176           4,452
                             --------         -------                     --------         -------
DILUTED NET INCOME (LOSS)
  PER SHARE
Net income (loss)
  available to common
  stockholders and assumed
  conversions.............   $(84,673)        112,892        $(0.75)      $126,584         123,042         $1.03
                             ========         =======        ======       ========         =======         =====

     At September 30, 1998, options to purchase 22,100,000 shares of common stock were outstanding, however, the stock options and the 4 3/4% Convertible Subordinated Notes were not included in the computations of diluted weighted average common shares outstanding because they were anti-dilutive.

     At September 30, 1997, additional options to purchase 249,000 shares of common stock were not included in the computations of diluted weighted average common shares outstanding because the options' exercise price was greater than the average market price of the common shares during the quarter.

                                 ADAPTEC, INC.

13. STOCK REPURCHASES

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

14. INCOME TAXES

     Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. Generally, the Company's effective income tax rate has been 25%. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The Company recorded income tax benefits of $7.5 million and $11.4 million for the second quarter and first half of fiscal 1999, respectively, which it believes is recoverable for federal tax purposes based on carryback potential against taxes paid previously. The effective tax rate used to calculate the income tax benefit for the second quarter and first half of fiscal 1999, is lower than 25% primarily because of book write-offs taken in the first quarter of fiscal 1999 relating to acquired in-process technology and the write-off of goodwill taken in the second quarter of fiscal 1999, which are not deductible for tax purposes.

15. CONTINGENCIES

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

16. SUBSEQUENT EVENTS

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

                                 ADAPTEC, INC.

     In November 1998, the Company entered into a definitive agreement with Texas Instruments ("TI") whereby the Company agreed to sell certain tangible and intangible assets related to the high end peripheral technology solutions business line for $8.5 million in cash and license certain technology for $3.7 million. Approximately $6.7 million of assets related to the high end peripheral technology solutions business line have been classified as assets held for sale and are included in current assets as of September 30, 1998 (Note 11). TI paid $4.5 million of the purchase price at closing with the remainder payable in two equal installments in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. The license payments are paid in varying amounts during the second quarter through the fourth quarter of fiscal 2000. In addition, TI has agreed to pay royalties ranging from 2-5% on certain products for up to five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                          THREE MONTH                        SIX MONTH
                                          PERIOD ENDED                      PERIOD ENDED
                                 ------------------------------    ------------------------------
                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                     1998             1997             1998             1997
                                 -------------    -------------    -------------    -------------
Net revenues...................      100.0%           100.0%           100.0%           100.0%
Cost of revenues...............       43.8             37.6             44.0             38.6
                                     -----            -----            -----            -----
Gross margin...................       56.2             62.4             56.0             61.4
                                     -----            -----            -----            -----
Operating expenses:
  Research and development.....       28.4             15.2             26.1             14.8
  Sales, marketing and
     administrative............       32.2             18.6             29.6             18.3
  Write-off of acquired
     in-process technology.....         --               --             14.0               --
  Restructuring and other
     charges...................       22.2              0.5             19.2              0.3
                                     -----            -----            -----            -----
Total operating expenses.......       82.8             34.3             88.9             33.4
                                     -----            -----            -----            -----
Income (loss) from
  operations...................      (26.6)            28.1            (32.9)            28.0
Interest income................        5.5              3.0              5.2              2.8
Interest expense...............       (2.1)            (1.0)            (1.9)            (1.1)
                                     -----            -----            -----            -----
Income (loss) before provision
  (benefit) for income taxes...      (23.2)            30.1            (29.6)            29.7
Provision (benefit) for income
  taxes........................       (5.2)             7.5             (3.5)             7.4
                                     -----            -----            -----            -----
Net income (loss)..............      (18.0)%           22.6%           (26.1)%           22.3%
                                     =====            =====            =====            =====

     SEC Comment Letter On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") relating to certain previous 1934 Act filings with the SEC, primarily comments about disclosure in the Company's Management's Discussion and Analysis and Notes to Consolidated Financial Statements. The Company had addressed the comments in its response to the SEC dated June 16, 1999 and has incorporated such comments into its disclosures in this Report on Form 10-Q/A for the quarter ended September 30, 1998 to the extent practicable. However, there can be no assurance that the SEC will not take exception with the Company's responses and disclosures and require that the Company file additional responses and disclosures in its periodic reports.

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

     Gross Margin. Gross margins for the second quarter and first half of fiscal 1999 were 56.2% and 56.0%, respectively, compared to 62.4% and 61.4% for the second quarter and first half of fiscal 1998, respectively. The decline in gross margin was primarily a result of unutilized manufacturing capacity. Gross margin was also impacted by shifts to newer products with higher manufacturing costs. Gross margin for the third quarter of fiscal 1999 is expected to be in the range experienced in the last four quarters.

     Operating Expenses. Excluding unusual charges for restructuring, the write-off of acquired in-process technology, impaired assets and executive termination costs, operating expenses as a percentage of net revenues for the second quarter and first half of fiscal 1999 were 60.6% and 55.7%, respectively, versus 33.8% and 33.1%, of the corresponding periods of fiscal 1998. The increase as a percentage of net revenues was primarily attributable to decreased revenue. Year over year, operating expenses declined by 7.1% in the second quarter and 0.6% in the first half of fiscal 1999. The declines were attributable to Company-wide cost reduction programs which included a reduction in force and the curtailment of costs related to the exit of certain unprofitable activities.

     Write-off of Acquired In-process Technology. During the first quarter of fiscal 1999, the Company purchased complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $45.5 million.

     As previously reported, the purchase of Ridge Technologies, Inc. ("Ridge") and the acquisitions of the read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI"), resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. The unamortized goodwill associated with Ridge was written-off in the second quarter of fiscal 1999, in connection with the Company's restructuring activities and decision to exit the storage subsystems business. The write-off was included in "Restructuring and other charges" in the Condensed Consolidated Statements of Operations. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported in the first quarter of fiscal 1999 to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first two quarters of fiscal 1999 ($3.4 million in aggregate for the six months ended September 30, 1998) from $4.9 million to $8.3 million and is included in "Sales, marketing and administrative" expenses in the Condensed Consolidated Statements of Operations. Basic and diluted net loss per share for the two quarters of fiscal 1999 were impacted by the restatement as follows:

                                              PRIOR TO      SUBSEQUENT TO
FISCAL 1999                                  RESTATEMENT     RESTATEMENT
-----------                                  -----------    -------------
First quarter:
  Basic....................................    $(0.68)         $(0.51)
  Diluted..................................    $(0.68)         $(0.51)
Second quarter:
  Basic....................................    $(0.22)         $(0.23)
  Diluted..................................    $(0.22)         $(0.23)
Sept. 30, 1998 Year-to-date:
  Basic....................................    $(0.90)         $(0.75)
  Diluted..................................    $(0.90)         $(0.75)

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

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology. The Company has revised its results of operations for fiscal 1999 in this Report on Form 10-Q/A for the second quarter of fiscal 1999 and in its Reports on Form 10-Q/A for the first and third quarters of fiscal 1999.

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

     Restructuring and Other Charges. During the six months ended September 30, 1998, the Company incurred $33.3 million in restructuring charges, $21.5 million in acquisition related charges and $7.4 million in asset impairment and other charges. During the six months ended September 30, 1997, the Company incurred $1.5 million in asset impairment charges.

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

     In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction), fibre channel, external storage, satellite networking and high-end peripheral technology solutions. The second quarter restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of inventory, property and equipment, and other assets including goodwill associated with the storage subsystems business. The adjustments to the prior quarter provision reflect changes to the estimated cost of anticipated expenses as actual costs were settled.

     The following table sets forth an analysis of the components of the restructuring charges recorded in the first two quarters of fiscal 1999 (in thousands):

                                              SEVERANCE
RESTRUCTURING CHARGES                            AND         ASSET        OTHER
QUARTER ENDED                                 BENEFITS     WRITE-OFFS    CHARGES     TOTAL
---------------------                         ---------    ----------    -------    -------
SEPTEMBER 30, 1998
Severance and benefits......................   $9,231       $    --      $   --     $ 9,231
Inventory write-offs........................       --           984          --         984
Property and equipment write-offs...........       --         8,484          --       8,484
Contractual obligations.....................       --            --       3,742       3,742
Accrued lease costs.........................       --            --         927         927
Goodwill and other assets...................       --         2,005          --       2,005
Other charges...............................       --            --         605         605
Adjustment to prior quarter's provision.....     (934)          280        (794)     (1,448)
                                               ------       -------      ------     -------
Total September 30, 1998....................   $8,297       $11,753      $4,480     $24,530
JUNE 30, 1998
Severance and benefits......................   $6,800       $    --      $   --     $ 6,800
Property and equipment write-offs...........       --           950          --         950
Other charges...............................       --            --       1,050       1,050
                                               ------       -------      ------     -------
Total June 30, 1998.........................   $6,800       $   950      $1,050     $ 8,800
                                               ======       =======      ======     =======

     The following table sets forth the Company's restructuring reserves (in thousands):

                                             SEVERANCE
                                                AND         ASSET                   OTHER
RESTRUCTURING RESERVES                       BENEFITS     WRITE-OFFS    CHARGES     TOTAL
----------------------                       ---------    ----------    -------    --------
Restructuring charges......................   $ 6,800      $    950     $1,050     $  8,800
Cash paid..................................    (3,244)           --         --       (3,244)
Non-cash charges...........................      (296)         (950)        --       (1,246)
                                              -------      --------     ------     --------
Balance at June 30, 1998...................     3,260            --      1,050        4,310
                                              =======      ========     ======     ========
Restructuring charges......................     8,297        11,753      4,480       24,530
Cash paid..................................    (6,718)           --       (272)      (6,990)
Non-cash charges...........................      (338)      (11,753)        --      (12,091)
                                              -------      --------     ------     --------
Balance at September 30, 1998..............     4,501            --      5,258        9,759
                                              =======      ========     ======     ========

     The Company anticipates that the remaining reserve balance at September 30, 1998 of $9.8 million will be substantially paid out in the second half of fiscal 1999. Based on the cost reduction programs implemented in the first half of fiscal 1999, the Company anticipates that operating expenses will decline sequentially in the second half of fiscal 1999.

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

     The Company also recorded non-cash impairment charges of $4.0 million and $1.5 million in the second quarter of fiscal 1999 and 1998, respectively. The fiscal 1999 impairment related to approximately $1.4 million in manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of approximately $2.6 million of non-trade related receivables classified in other current assets. The fiscal 1998 impairment consisted of impairments of the remaining balances of goodwill from the acquisition of Sigmax Technology, Inc. ("Sigmax") of $1.5 million. The remaining goodwill for Sigmax was written off when the Company decided to abandoned this business after the R&D project fell behind and the critical market window was missed, the engineers acquired in the purchase had left the Company and the intellectual property was deemed to have no alternative use.

     Additionally, the Company recorded executive termination costs of $3.4 million in fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefit payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements.

     Interest and Income Taxes. Interest income for the second quarter and first half of fiscal 1999 was $7.9 million and $17.0 million, respectively, compared to $8.4 million and $15.4 million for the corresponding periods of fiscal 1998. The year to date increase resulted primarily from higher average cash, cash equivalents and short-term investment balances.

     Interest expense for the second quarter and first half of fiscal 1999 is related to the 4 3/4% Convertible Subordinated Notes and remained consistent at $3.0 million and $6.1 million, respectively, as compared to the corresponding periods in the prior year.

     Interest income could decline in the third quarter of fiscal 1999 if the Company liquidates investments to repurchase common stock. The Company does not anticipate any material change in interest expense for the three months ended December 31, 1998.

     The Company recorded an income tax benefit of $11.4 million in the first half of fiscal 1999, representing 11.8% of the loss before benefit for income taxes compared to a $40.8 million provision for income taxes or 25.0% of income before provision for income taxes in the comparable period of fiscal 1998. The Company believes the income tax benefit recorded in the first half of fiscal 1999 is recoverable for federal tax purposes based on carryback potential against taxes paid previously. Generally, the Company's effective tax rate has been 25%. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. The effective tax rate used to calculate the income tax benefit for the first half of fiscal 1999 is lower than 25% primarily as a result of book write-offs of acquired in-process technology and goodwill, which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition at September 30, 1998 remains strong, with a ratio of current assets to current liabilities of 7.7:1, compared to 7.1:1 at March 31, 1998. The Company ended the quarter with cash, cash equivalents and short-term investments of $613.6 million.

     Operating Activities. The Company generated approximately $72.1 million of cash from operations during the first half of fiscal 1999. The primary sources of cash from operations were net income (adjusted for non-cash charges for depreciation, amortization, acquired in-process technology, and other non-cash charges associated with restructuring and other charges) of $8.0 million, a decrease in accounts receivable of $66.9 million (primarily related to lower revenue and increased collections as a result of relatively linear shipments in the second quarter), a decrease in inventory of $15.0 million offset by a reduction in accounts payable and accrued liabilities of $16.8 million.

     Investing Activities. Cash used for investing activities during the first half of fiscal 1999 was approximately $10.6 million consisting primarily of net investments in property, plant and equipment ($28.7 million) and the purchase of certain net assets in connection with acquisitions ($34.1 million) offset by reinvestments in marketable securities ($52.2 million). The Company also purchased all of the outstanding shares of Ridge not owned by it for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million.

     Financing Activities. Cash used for financing activities during the first half of fiscal 1999 was approximately $93.1 million consisting of stock repurchases of $97.2 million and debt repayments of $5.6 million offset by proceeds from stock issuances of $9.7 million.

     Stock Repurchases. The Company is authorized to repurchase shares of its common stock in the open market. The Company repurchased 8,261,000 shares of its common stock, at an average price of $11.77 per share during the six months ended September 30, 1998, for a total cash outlay of approximately $97.2 million. In October 1998, the Board of Directors approved a new stock repurchase program under which up to $200 million in additional repurchases may be made.

     Lines of Credit. In May 1998, the Company assumed a $6.8 million unsecured revolving line of credit in conjunction with the purchased of Ridge. As of June 30, 1998, $4.7 million was drawn against the line. In August, 1998, the Company paid down and terminated this line of credit. Additionally, in June 1998, the Company terminated its $17.0 million line of credit.

     Liquidity. As of September 30, 1998, the Company's principal sources of liquidity consist of $613.6 million of cash, cash equivalents and short-term investments. The Company's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of the PC and disk drive industries and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy the Company's liquidity requirements for the next twelve months.

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

     The Company presently believes that its products are Year 2000 compliant. The majority of the Company's products are not date sensitive. However, for those products that are date sensitive, the Company, as a standard part of its product development cycle, has had procedures, tests, and methodologies that have been in effect since fiscal 1997 to ensure each product's Year 2000 readiness.

     In addition, the Company has defined its critical suppliers and communicated with them to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's operations rely will be remediated in a timely manner, or that a failure to become Year 2000 Ready by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Our costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan our testing and remediation efforts. The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year (less than $1.0 million). Such costs exclude costs to implement the ERP system and the reallocation of internal resources, as these costs are not considered incremental to the Company. These costs and the date on which the Company plans to complete the Year 2000 remediation and testing processes are based on management's best estimates, which were derived utilizing various assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
         Financial Data Schedule for the quarter ended September 30,
   27.1  1998

     (b) Reports on Form 8-K:

        (i) Report on Form 8-K filed September 25, 1998, containing Adaptec, Inc.'s new releases dated September 9 and 17, 1998 with respect to cost cutting actions and unusual charges.

         (ii) Report on Form 8-K filed October 26, 1998, containing Adaptec, Inc.'s new releases dated October 19 and 20, 1998, with respect to the authorization to repurchase common stock and the appointment of a president and chief financial officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By: /s/ ANDREW J. BROWN                                  Date: July 9, 1999
-----------------------------------------------------
    Andrew J. Brown
    Vice President, Finance
    Chief Financial Officer
    (Principal Financial Officer)

By: /s/ KENNETH B. AROLA                                 Date: July 9, 1999
-----------------------------------------------------
    Kenneth B. Arola
    Vice President
    Controller
    (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
          Financial Data Schedule for the quarter ended September 30,
 27.1     1998