Form 10-Q/A
period 1998-12-31
ADAPTEC INC
filed 1999-07-09
CIK 709804

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

                                    DELAWARE
                            (State of Incorporation)
                                   94-2748530
                      (I.R.S. Employer Identification No.)

               691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA 95035
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 945-8600

                                      N/A
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No __

     The number of shares outstanding of the Company's common stock as of January 1, 1999 was 107,761,383.

This document consists of 27 pages, excluding exhibits, of which this is page 1.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              -----
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements:
          Condensed Consolidated Statements of Operations         3
          Condensed Consolidated Balance Sheets                   4
          Condensed Consolidated Statements of Cash Flows         5
          Notes To Condensed Consolidated Financial
          Statements                                           6-16
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations:
          Results of Operations                               17-23
          Liquidity and Capital Resources                     23-24
          Recent Accounting Pronouncements                       24
          Year 2000                                           24-25
          Factors Affecting Future Operating Results             25

PART II. OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K                    26
     Signatures                                                  27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THREE MONTH PERIOD ENDED              NINE MONTH PERIOD ENDED
                                    ----------------------------------    ----------------------------------
                                    (RESTATED: NOTE 10)                   (RESTATED: NOTE 10)
                                       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                           1998               1997               1998               1997
                                    -------------------   ------------    -------------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                             $183,872           $254,163           $508,424           $803,693
Cost of revenues                           74,719             95,304            217,544            307,328
                                         --------           --------           --------           --------
Gross profit                              109,153            158,859            290,880            496,365
                                         --------           --------           --------           --------
Operating expenses:
  Research and development                 35,156             45,782            119,970            126,881
  Sales, marketing and
    administrative                         43,524             63,312            139,731            164,291
  Write-off of acquired in-process
    technology                                 --                 --             45,482                 --
  Restructuring and other charges              --              5,187             62,187              6,715
                                         --------           --------           --------           --------
Total operating expenses                   78,680            114,281            367,370            297,887
                                         --------           --------           --------           --------
Income (loss) from operations              30,473             44,578            (76,490)           198,478
Interest income                             7,916              9,375             24,961             24,775
Interest expense                           (2,992)            (3,026)            (9,106)            (9,116)
                                         --------           --------           --------           --------
Income (loss) from operations
  before provision (benefit) for
  income taxes                             35,397             50,927            (60,635)           214,137
Provision (benefit) for income
  taxes                                    10,385             14,852               (974)            55,654
                                         --------           --------           --------           --------
Income (loss) before cumulative
  effect of change in accounting
  principle                                25,012             36,075            (59,661)           158,483
Cumulative effect of a change in
  accounting principle, net of tax
  benefit                                      --             (9,000)                --             (9,000)
                                         --------           --------           --------           --------
Net income (loss)                        $ 25,012           $ 27,075           $(59,661)          $149,483
                                         ========           ========           ========           ========
Net income (loss) per common
  share:
  Basic
    Income (loss) before change in
       accounting principle              $   0.23           $   0.32           $  (0.54)          $   1.40
    Cumulative effect of change in
       accounting principle                    --              (0.08)                --              (0.08)
                                         --------           --------           --------           --------
    Net income (loss)                    $   0.23           $   0.24           $  (0.54)          $   1.32
                                         ========           ========           ========           ========
  Diluted
    Income (loss) before change in
       accounting principle              $   0.23           $   0.30           $  (0.54)          $   1.34
    Cumulative effect of change in
       accounting principle                    --              (0.07)                --              (0.07)
                                         --------           --------           --------           --------
    Net income (loss)                    $   0.23           $   0.23           $  (0.54)          $   1.27
                                         ========           ========           ========           ========
Shares used in computing net
  income (loss) per share:
  Basic                                   108,040            113,666            111,274            112,868
                                         ========           ========           ========           ========
  Diluted                                 110,881            124,444            111,274            122,919
                                         ========           ========           ========           ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              (RESTATED: NOTE 10)
                                                                 DECEMBER 31,          MARCH 31,
                                                                     1998                 1998
                                                              -------------------      ----------
                                                                        (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  262,648           $  227,183
  Marketable securities                                              392,906              470,199
  Accounts receivable, net                                            80,357              136,476
  Inventories                                                         48,600               71,297
  Prepaid expenses and other                                         108,674               85,939
                                                                  ----------           ----------
     Total current assets                                            893,185              991,094
Property and equipment, net                                          185,551              194,798
Other assets                                                          53,649               89,337
                                                                  ----------           ----------
                                                                  $1,132,385           $1,275,229
                                                                  ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $       --           $      850
  Note payable                                                            --               17,640
  Accounts payable                                                    36,945               48,047
  Accrued liabilities                                                 78,778               73,947
                                                                  ----------           ----------
     Total current liabilities                                       115,723              140,484
                                                                  ----------           ----------
Convertible subordinated notes                                       230,000              230,000
                                                                  ----------           ----------
Contingencies (Note 18)
Stockholders' equity:
  Common stock                                                           108                  114
  Additional paid-in capital                                         236,847              295,263
  Retained earnings                                                  549,707              609,368
                                                                  ----------           ----------
     Total stockholders' equity                                      786,662              904,745
                                                                  ----------           ----------
                                                                  $1,132,385           $1,275,229
                                                                  ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTH PERIOD ENDED
                                                              ---------------------------------
                                                                (RESTATED:
                                                              NOTES 1 AND 10)
                                                               DECEMBER 31,        DECEMBER 31,
                                                                   1998                1997
                                                              ---------------      ------------
                                                                       (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $120,455            $222,013
                                                                 --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certain net assets in connection with
  acquisitions, net                                               (34,126)                 --
Proceeds from the sale of high-end PTS                              4,543                  --
Investments in property and equipment                             (32,203)            (73,564)
Decreases (increases) in marketable securities, net                77,293            (350,896)
                                                                 --------            --------
NET CASH PROVIDED FOR (USED FOR) INVESTING ACTIVITIES              15,507            (424,460)
                                                                 --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock                            11,567              33,637
Repurchases of common stock                                      (106,514)                 --
Principal payments on debt                                         (5,550)             (2,550)
                                                                 --------            --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             (100,497)             31,087
                                                                 --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               35,465            (171,360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  227,183             318,075
                                                                 --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $262,648            $146,715
                                                                 ========            ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated, interim financial statements have been prepared on a consistent basis with the March 31, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 2 and 9 through 13, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. For presentation purposes, the Company has indicated its third quarter as having ended on December 31, whereas in fact, the Company's third quarter of fiscal 1999 and 1998 ended on January 1, 1999 and January 2, 1998, respectively. The results of operations for the three and nine month periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the entire year.

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

2. CHANGE IN ACCOUNTING POLICY FOR BUSINESS PROCESS REENGINEERING COSTS

     On November 20, 1997, the Emerging Issues Task Force ("EITF") for the Financial Accounting Standards Board issued EITF 97-13, "Accounting for costs incurred in connection with a consulting contract that combines business process reengineering and information technology transformation." EITF 97-13 requires that business process reengineering costs incurred in connection with an overall information technology transformation project be expensed as incurred. The transition provisions of EITF 97-13 require that companies that had previously capitalized such business process reengineering costs charge off any unamortized amount as the cumulative effect of a change in accounting principle during the quarter which included November 20, 1997. The cumulative effect of the change to the Company was to decrease net income by $9.0 million (net of a tax benefit of $3.0 million).

3. COMPREHENSIVE INCOME

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                                      DECEMBER 31,       MARCH 31,
                                                          1998             1998
                                                      ------------       ---------
Raw materials                                           $13,117           $17,728
Work in process                                           7,943            18,415
Finished goods                                           27,540            35,154
                                                        -------           -------
                                                        $48,600           $71,297
                                                        =======           =======

6. LINE OF CREDIT

     In May 1998, the Company assumed a $6.8 million unsecured revolving line of credit, of which $4.7 million was outstanding, in conjunction with the purchase of Ridge Technologies, Inc. ("Ridge") (Note 10). In the second quarter of fiscal 1999, the Company paid in full and terminated this line of credit.

     The Company had available an unsecured $17.0 million revolving line of credit that was to expire on December 31, 1998. No borrowings were outstanding under this line of credit as of March 31, 1998, and no borrowings were made during the first quarter of fiscal 1999. In June 1998, the Company terminated this line of credit.

7. LONG-TERM DEBT

     In June 1992, the Company entered into a $17.0 million term loan agreement bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. In the first quarter of fiscal 1999, the Company paid the remaining outstanding principal and interest due on the loan.

8. TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENT

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

     During fiscal 1998, the Company entered into the Option III agreement with TSMC which provided the Company with a guarantee of increased capacity for wafer fabrication in return for advance payments totaling $35.3 million. The Company signed a non-interest bearing promissory note for the $35.3 million which became due in two equal installments. The first installment was paid in January 1998. In the first quarter of fiscal 1999, the Company and TSMC amended the promissory note to extend, indefinitely, the second installment which was originally due in June 1998. Management did not anticipate paying the second installment within one year, therefore, the note payable was reclassified as long-term debt as of June 30, 1998.

     In December 1998, the Company and TSMC mutually agreed to terminate the Option III Agreement and the remaining unpaid balance on the related promissory note. Further, TSMC agreed to refund the Company the $17.6 million previously paid, in four equal quarterly installments. The Company reversed the

$35.3 million of payments classified in other assets as well as the $17.7 million of long-term debt and recorded a $17.7 million receivable due from TSMC, which is classified in prepaid expenses. At no time did the Company determine the prepaid balance was impaired.

     In January 1999, the Company and TSMC amended the Option I and Option II Agreements to extend the term of the agreements by two years through December 31, 2002, and TSMC agreed to refund the Company $5.4 million of advance payments, payable in four equal quarterly installments. This amount due from TSMC was reclassified from other assets to prepaid expenses in the fourth quarter of fiscal 1999.

9. STATEMENTS OF OPERATIONS

     Restructuring and other charges includes (in thousands):

                                               THREE MONTH             THREE MONTH
                                              PERIOD ENDED            PERIOD ENDED
                                            DECEMBER 31, 1998       DECEMBER 31, 1997
                                            -----------------       -----------------
Asset impairment and other charges (Note
  12)                                            $    --                 $5,187
                                                 =======                 ======

                                               NINE MONTH              NINE MONTH
                                              PERIOD ENDED            PERIOD ENDED
                                            DECEMBER 31, 1998       DECEMBER 31, 1997
                                            -----------------       -----------------
Acquisition related costs (Note 10)              $21,463                 $   --
Restructuring charges (Note 11)                   33,330                     --
Asset impairment and other charges (Note
  12)                                              7,394                  6,715
                                                 -------                 ------
     Total                                       $62,187                 $6,715
                                                 =======                 ======

10. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

     In April 1998, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") for $34.4 million in cash. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. Additionally, in May 1998, the Company purchased Ridge for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of $1.5 million. The $1.5 million carrying value is net of a $3.5 million write-down of the investment balance taken in the third quarter of fiscal 1998 for an identified impairment (Note 12). Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. The Company accounted for both acquisitions using the purchase method of accounting. Additionally, the Company incurred $1.2 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisitions, which were capitalized as part of the purchase price of the transactions.

     As previously reported in the Company's Report on Form 10-Q for the quarter ended December 31, 1998, the purchase of Ridge and the acquisition of ASIC technologies from ADI, resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first three quarters of fiscal 1999 from $6.4 million to $11.5 million for the nine months ended December 31, 1998.

Basic and diluted net income (loss) per share for the first three quarters of fiscal 1999 were impacted by the restatement as follows:

                                                     PRIOR TO         SUBSEQUENT TO
FISCAL 1999                                         RESTATEMENT        RESTATEMENT
-----------                                         -----------       -------------
First quarter:
  Basic                                               $(0.68)            $(0.51)
  Diluted                                             $(0.68)            $(0.51)
Second quarter:
  Basic                                               $(0.22)            $(0.23)
  Diluted                                             $(0.22)            $(0.23)
Third quarter:
  Basic                                               $ 0.25             $ 0.23
  Diluted                                             $ 0.24             $ 0.23
Dec. 31, 1998 Year-to-date:
  Basic                                               $(0.67)            $(0.54)
  Diluted                                             $(0.67)            $(0.54)

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

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology relating to the acquisition of ASIC technologies from ADI in this Report on Form 10-Q/A for the third quarter ended December 31, 1998. The Company has also revised its results of operations in its Reports on Form 10-Q for the first and second quarters of fiscal 1999, ended June 30, 1998 and September 30, 1998, respectively, previously filed with the SEC.

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

     The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible net assets acquired and liabilities assumed is summarized below. The allocations were based on independent appraisals and estimates of fair values (in thousands):

Net tangible liabilities                                      $(2,752)
In-process technology                                          45,482
Goodwill and other intangible assets:
     Goodwill                                                  25,078
     Covenant not to compete                                    2,200
     Acquired employees                                         1,375
                                                              -------
                                                               28,653
                                                              -------
Net assets acquired                                           $71,383
                                                              =======

     The tangible liabilities assumed exceeded the tangible assets acquired, which comprised primarily a line of credit (Note 6), accounts payable and fixed assets. Acquired in-process technology was written-off in the period in which the acquisitions were completed. The goodwill and other intangible assets associated with Ridge were written-off in the second quarter of fiscal 1999 in connection with the Company's restructuring activities and decision to exit the storage subsystems business (Note 11) and the goodwill and other intangible assets associated with ASIC technologies purchased from ADI are being amortized over a benefit period of three years.

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

11. RESTRUCTURING CHARGES

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

     In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction -- Note
10), fibre channel, external storage, satellite networking and high-end peripheral technology solutions. The Company continues to hold a minority interest in the fibre channel, external storage and satellite networking technologies through investments in Jaycor Network, Inc. ("JNI"), Chaparral Technologies, Inc. ("Chaparral") and BroadLogic, Inc. ("BroadLogic") respectively (Note 13). The second quarter restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of property and equipment, inventory and other assets including goodwill associated with the storage subsystems business. The adjustments to the prior quarter provisions reflect changes to the estimated cost of anticipated expenses as actual costs were settled.

     In February 1999, the Company announced that it expects to initiate and complete a restructuring plan by the end of the fourth quarter of fiscal 1999 primarily related to reducing the infrastructure that supported businesses recently divested. The restructuring plan has not yet been finalized; therefore, the Company cannot quantify the associated costs at this time. The Company anticipates these costs may include severance and benefits related to the involuntary termination of employees and asset impairments.

     The following table sets forth an analysis of the components of the restructuring charges recorded in the first and second quarters of fiscal 1999 (in thousands):

                                                 SEVERANCE
RESTRUCTURING CHARGES                               AND            ASSET           OTHER
QUARTER ENDED                                    BENEFITS        WRITE-OFFS       CHARGES        TOTAL
---------------------                            ---------       ----------       -------       --------
SEPTEMBER 30, 1998
Severance and benefits                            $ 9,231        $       --       $    --       $  9,231
Inventory write-offs                                   --               984            --            984
Property and equipment write-offs                      --             8,484            --          8,484
Contractual obligations                                --                --         3,742          3,742
  Accrued lease costs                                  --                --           927            927
Goodwill and other assets                              --             2,005            --          2,005
Other charges                                          --                --           605            605
Adjustment to prior quarter's provision              (934)              280          (794)        (1,448)
                                                  -------        ----------       -------       --------
TOTAL SEPTEMBER 30, 1998                          $ 8,297        $   11,753       $ 4,480       $ 24,530
                                                  =======        ==========       =======       ========
June 30, 1998
Severance and benefits                            $ 6,800        $       --       $    --       $  6,800
Property and equipment write-offs                      --               950            --            950
Other charges                                          --                --         1,050          1,050
                                                  -------        ----------       -------       --------
TOTAL JUNE 30, 1998                               $ 6,800        $      950       $ 1,050       $  8,800
                                                  =======        ==========       =======       ========

     The following table sets forth the Company's restructuring reserves (in thousands):

                                                 SEVERANCE
                                                    AND            ASSET           OTHER
RESTRUCTURING RESERVES                           BENEFITS        WRITE-OFFS       CHARGES        TOTAL
----------------------                           ---------       ----------       -------       --------
Restructuring charges                             $ 6,800        $      950       $ 1,050       $  8,800
Cash paid                                          (3,244)               --            --         (3,244)
Non-cash charges                                     (296)             (950)           --         (1,246)
                                                  -------        ----------       -------       --------
BALANCE AT JUNE 30, 1998                          $ 3,260        $       --       $ 1,050       $  4,310
                                                  =======        ==========       =======       ========
Restructuring charges                             $ 8,297        $   11,753       $ 4,480       $ 24,530
Cash paid                                          (6,718)               --          (272)        (6,990)
Non-cash charges                                     (338)          (11,753)           --        (12,091)
                                                  -------        ----------       -------       --------
BALANCE AT SEPTEMBER 30, 1998                     $ 4,501        $       --       $ 5,258       $  9,759
                                                  =======        ==========       =======       ========
Cash paid                                         $(3,742)       $       --       $(1,794)      $ (5,536)
                                                  -------        ----------       -------       --------
BALANCE AT DECEMBER 31, 1998                      $   759        $       --       $ 3,464       $  4,223
                                                  =======        ==========       =======       ========

     The Company anticipates the remaining reserve balances at December 31, 1998 of $4.2 million will be substantially paid out in the fourth quarter of fiscal 1999.

12. ASSET IMPAIRMENT AND OTHER CHARGES

     The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million and $6.7 million in the first nine months of fiscal 1999 and 1998, respectively. The fiscal 1999 charges related to $1.4 million in manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of $2.6 million of non-trade related receivables classified in other current assets.

     The fiscal 1998 charge consisted of impairments of the remaining balances of goodwill for the acquisition of Sigmax Technology, Inc. ("Sigmax") and certain assets from Skipstone, Inc. ("Skipstone") of $1.5 million and $1.7 million respectively and the write-down of the Company's minority investment in Ridge of $3.5 million. The remaining goodwill for Sigmax was written-off when the Company decided to abandon this business after the R&D project fell behind and the critical market window was missed, the engineers acquired in the purchase had left the Company and the intellectual property was deemed to have no alternative use. The remaining goodwill for Skipstone was written-off when the Company decided to abandon this business as the market for this technology was not developing at the rate required to earn a reasonable return on its investment, most of the engineers acquired in the purchase had left the Company, and the intellectual property had no alternative use. The impairment and write-down of the Ridge minority investment was a result of delays in Ridge product. Ridge was not able to bring the Ridge product under development to market in a timely manner, which management believed, resulted in a permanent impairment of the value of the Company's underlying investment in Ridge.

     Additionally, the Company recorded executive termination costs of $3.4 million in the first nine months of fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefit payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements.

     The asset impairment and other charges above are included in "Restructuring and other charges" in the Condensed Consolidated Statements of Operations in the period incurred.

     In connection with the Company's restructuring activities and evaluation of long-lived assets, the Company is actively pursuing the sale of certain assets. As of September 30, 1998, the Company had $7.1 million in assets held for sale which are included in current assets. Approximately $6.7 million related to the sale of the high-end Peripheral Technology Solutions ("PTS") business line to Texas Instruments, Inc. ("TI"), which was completed in November 1998 (Note 13). As of December 31, 1998, $0.4 million, representing the net realizable value of these assets, remain in assets held for sale and are expected to be sold within the next 6 months.

13. BUSINESS DIVESTITURES

     On November 6, 1998, the Company entered into a definitive agreement with TI under which certain assets of the Company's high-end PTS business line were sold to TI for approximately $8.5 million in cash. The Company received cash proceeds of approximately $4.5 million upon consummation of the asset purchase agreement. The outstanding balance of $4.0 million is due and payable in two equal installments scheduled for February and May of 1999. Additionally, the Company agreed to license certain technologies to TI for $3.7 million. The license payments are due and payable in varying amounts during the second quarter through the fourth quarter of fiscal 2000. In addition, TI agreed to pay royalties ranging from 2-5% on certain products for up to five years. Approximately $6.7 million of assets related to the high-end PTS business line classified as assets held for sale and included in current assets as of September 30, 1998, were sold to TI in November 1998.

     On November 12, 1998, the Company entered into a definitive agreement with JNI whereby the Company agreed to contribute certain tangible and intangible assets related to the fibre channel product line in exchange for ownership interest in JNI. The Company's ownership percentage is 6.7% with warrants to purchase additional shares upon successful completion of various milestones by JNI. The aggregate price of the warrants is nominal and would represent an additional 11.7% ownership by the Company upon exercise. In addition, the Company has agreed to provide JNI with certain other manufacturing services and lease space to JNI in one of the Company's facilities for a transitionary period of time. The Company and JNI also entered into a cross-license agreement whereby JNI will pay royalties on certain products and the Company will license certain technologies from JNI royalty-free.

     On November 25, 1998, the Company entered into a definitive agreement with Chaparral whereby the Company agreed to contribute certain tangible and intangible assets related to the external storage product line for 19.9% of the outstanding stock of Chaparral. In addition, the Company has agreed to provide certain other manufacturing services and lease space in one of the Company's facilities for a transitionary period of time. The Company and Chaparral also entered into a cross-license agreement whereby Chaparral will pay royalties on certain products. Adaptec will license certain technologies from Chaparral royalty-free in order to manufacture product for Chaparral.

     On December 18, 1998, the Company entered into a definitive agreement with BroadLogic whereby the Company agreed to contribute certain tangible and intangible assets related to the satellite networking product line in exchange for 19.9% of the outstanding stock of BroadLogic and warrants to purchase common stock at $4.00 per share. In addition, the Company has agreed to provide certain other manufacturing services and lease space to BroadLogic in one of the Company's facilities for a transitionary period of time. The Company and BroadLogic also entered into a royalty-free cross-license agreement.

     On January 15, 1999, the Company consummated an agreement with STMicroelectronics, Inc. ("ST") under which ST acquired certain assets and obtained certain intellectual property rights of the Company's mainstream removable PTS business line for an aggregate purchase price of $72.1 million in cash. The Company expects to record a gain in the fourth quarter of fiscal 1999. In addition, the Company has agreed to provide certain other manufacturing services and lease space to ST in one of the Company's facilities for a transitionary period of time. The Company and ST also entered into a royalty-free cross-license agreement.

     The Company's investments in JNI, Chaparral and BroadLogic approximate fair value and are accounted for under the cost method. The combined investments are less than $1.0 million.

     The Company's unaudited pro forma net revenues (excluding PTS and in thousands) were $159,606 and $194,393 for the three month period ended December 31, 1998 and 1997, respectively. The Company's unaudited pro forma net revenues for the nine month period ended December 31, 1998 and 1997 were $423,633 and $599,167, respectively. The Company's unaudited pro forma net income was $29,177 and $20,508 for the three month period ended December 31, 1998 and 1997, respectively. The Company's unaudited pro forma net income/(loss) for the nine month period ended December 31, 1998 and 1997 was ($39,796) and $115,013, respectively.

14. NET INCOME (LOSS) PER SHARE

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations.

                                  THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                      DECEMBER 31, 1998                         DECEMBER 31, 1997
                           ---------------------------------------   ---------------------------------------
                             INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                           (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                           -----------   -------------   ---------   -----------   -------------   ---------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC NET INCOME PER
SHARE
Net income available to
  common stockholders       $ 25,012        108,040       $ 0.23      $ 27,075        113,666       $ 0.24
                                                          ======                                    ======
EFFECT OF DILUTIVE
  SECURITIES
Common stock equivalents          --          2,841                         --          6,326
4 3/4% Convertible
  Subordinated Notes              --             --                      2,043          4,452
                            --------        -------                   --------        -------
DILUTED NET INCOME PER
  SHARE
Net income available to
  common stockholders and
  assumed conversions       $ 25,012        110,881       $ 0.23      $ 29,118        124,444       $ 0.23
                            ========        =======       ======      ========        =======       ======

                                   NINE MONTH PERIOD ENDED                   NINE MONTH PERIOD ENDED
                                      DECEMBER 31, 1998                         DECEMBER 31, 1997
                           ---------------------------------------   ---------------------------------------
                             INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                           (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                           -----------   -------------   ---------   -----------   -------------   ---------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS)
  PER SHARE
Net income (loss)
  available to common
  stockholders              $(59,661)       111,274       $(0.54)     $149,483        112,868       $ 1.32
                                                          ======                                    ======
EFFECT OF DILUTIVE
  SECURITIES
Common stock equivalents          --             --                         --          5,599
4 3/4% Convertible
  Subordinated Notes              --             --                      6,218          4,452
                            --------        -------                   --------        -------
DILUTED NET INCOME (LOSS)
  PER SHARE
Net income (loss)
  available to common
  stockholders and
  assumed conversions       $(59,661)       111,274       $(0.54)     $155,701        122,919       $ 1.27
                            ========        =======       ======      ========        =======       ======

     For the three months ended December 31, 1998, additional options to purchase 4,187,000 shares of common stock were not included in the computation of diluted weighted average common shares outstanding because the options' exercise price was greater than the average market price of the common shares during the quarter. The conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes was also not included in the computation of diluted net income per share for the three months ended December 31, 1998, as the impact was anti-dilutive.

     For the nine months ended December 31, 1998, options to purchase 20,981,000 shares of common stock were outstanding, however the stock options and the 4 3/4% Convertible Subordinated Notes were not included in the computation of diluted net loss per share because they were anti-dilutive.

     At December 31, 1997, additional options to purchase 631,000 shares of common stock were outstanding but were not included in the computations of diluted weighted average common shares outstanding because the options' exercise price was greater than the average market price of the common shares during the quarter.

15. STOCK REPURCHASES

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

16. STOCK REPRICING

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

17. INCOME TAXES

     Income tax provisions (benefits) for the interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. In the third quarter of fiscal 1999, the Company's effective tax rate changed from 25% to 28% due to a geographic shift of earnings resulting from restructurings and business divestitures. The Company recorded an income tax provision of $10.4 million in the third quarter of fiscal 1999, and an income tax benefit of $1.0 million for the first nine months of fiscal 1999, which it believes is fully recoverable for income tax purposes based on carry back potential against taxes paid previously. The effective tax rate used to calculate the income tax benefit for the first nine months of fiscal 1999 is lower than 28% primarily due to book write-offs taken in the first quarter of fiscal 1999 relating to acquired in-process technology and the write-off of goodwill taken in the second quarter of fiscal 1999 for which no tax benefit will be derived.

18. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the items in the condensed consolidated statements of operations as a percentage of net revenues:

                                             THREE MONTH PERIOD ENDED           NINE MONTH PERIOD ENDED
                                            ---------------------------       ---------------------------
                                            DECEMBER 31,   DECEMBER 31,       DECEMBER 31,   DECEMBER 31,
                                                1998           1997               1998           1997
                                            ------------   ------------       ------------   ------------
Net revenues                                   100.0%         100.0%             100.0%         100.0%
Cost of revenues                                40.6           37.5               42.8           38.2
                                               -----          -----              -----          -----
Gross margin                                    59.4           62.5               57.2           61.8
                                               -----          -----              -----          -----
Operating expenses:
  Research and development                      19.1           18.0               23.6           15.8
  Sales, marketing and administrative           23.7           24.9               27.5           20.5
  Write-off of acquired in-process
     technology                                   --             --                8.9             --
  Restructuring and other charges                 --            2.1               12.2            0.8
                                               -----          -----              -----          -----
Total operating expenses                        42.8           45.0               72.2           37.1
                                               -----          -----              -----          -----
Income (loss) from operations                   16.6           17.5              (15.0)          24.7
Interest income                                  4.3            3.7                4.9            3.0
Interest expense                                (1.6)          (1.2)              (1.8)          (1.1)
                                               -----          -----              -----          -----
Income (loss) before provision (benefit)
  for income taxes                              19.3           20.0              (11.9)          26.6
Provision (benefit) for income taxes             5.7            5.8               (0.2)           6.9
                                               -----          -----              -----          -----
Income (loss) before cumulative effect of
  a change in accounting principle              13.6           14.2              (11.7)          19.7
Cumulative effect of a change in
  accounting principle                            --           (3.5)                --           (1.1)
                                               -----          -----              -----          -----
Net income (loss)                               13.6%          10.7%             (11.7)%         18.6%
                                               =====          =====              =====          =====

     SEC Comment Letter. On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") relating to certain previous 1934 Act filings with the SEC, primarily comments about disclosure in the Company's Management's Discussion and Analysis and Notes to Consolidated Financial Statements. The Company had addressed the comments in its response to the SEC dated June 16, 1999 and has incorporated such comments into this Report on Form 10-Q/A for the quarter ended December 31, 1998 to the extent practicable. However, there can be no assurance that the SEC will not take exception with the Company's responses and disclosures and require that the Company file additional responses and disclosures in its periodic reports.

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

     Gross Margin. Gross margins for the third quarter and first nine months of fiscal 1999 were 59.4% and 57.2%, respectively, compared to 62.5% and 61.8% for the third quarter and first nine months of fiscal 1998. The decline in gross margin is primarily a result of unutilized manufacturing capacity.

     Operating Expenses. Excluding unusual charges for restructuring, the write-off of acquired in-process technology, impaired assets and executive termination costs, operating expenses as a percentage of net revenues for the third quarter and first nine months of fiscal 1999 were 42.8% and 51.1%, respectively, versus 42.9% and 36.3%, of the corresponding periods of fiscal 1998. The increase as a percentage of net revenues for the nine month period is primarily attributable to decreased revenue. The decreases in total dollars year-over year of $30.4 million in the third quarter of fiscal 1999 and $31.5 million in the first nine months of fiscal 1999, excluding unusual charges, were primarily attributable to Company-wide cost reduction programs which included a reduction in force and the curtailment of costs related to the exit of certain unprofitable activities. In addition, in the third quarter of fiscal 1998, the Company provided $4.0 million in reserves for specific doubtful accounts receivable related to business conditions in the disk drive market. No significant provisions were provided in the third quarter of fiscal 1999.

     Write-off of In-process Technology. During the first quarter of fiscal 1999, the Company purchased complementary businesses recorded under the purchase method of accounting, resulting in an aggregate write-off of acquired in-process technology of $45.5 million. The goodwill associated with these acquisitions was written-off in August 1998 and January 1999 as a result of exiting these activities.

     As previously reported, the purchase of Ridge Technologies, Inc. ("Ridge") and the acquisition of the read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI"), resulted in a first quarter write-off of acquired in-process technology charge of $39.4 million and $26.4 million, respectively. The unamortized goodwill associated with Ridge was written-off in the second quarter of fiscal 1999, in connection with the Company's restructuring activities and decision to exit the storage subsystems business. The write-off was included in "Restructuring and other charges" in the Condensed Consolidated Statements of Operations. In the fourth quarter of fiscal 1999, the Company reduced its estimate of the amount allocated to acquired in-process technology from the purchase of ASIC technologies from ADI by $20.3 million from $26.4 million previously reported in the first quarter of fiscal 1999 to $6.1 million. Amortization of intangibles increased approximately $1.7 million in each of the first three quarters of fiscal 1999 ($5.1 million in aggregate for the nine months ended December 31, 1998) from $6.4 million to $11.5 million and is included in "Sales, marketing and administrative" expenses in the Condensed Consolidated Statements of Operations. Basic and diluted net income (loss) per share for the three quarters of fiscal 1999 were impacted by the restatement as follows:

                                                     PRIOR TO         SUBSEQUENT TO
                   FISCAL 1999                      RESTATEMENT        RESTATEMENT
                   -----------                      -----------       -------------
First quarter:
  Basic                                               $(0.68)            $(0.51)
  Diluted                                             $(0.68)            $(0.51)
Second quarter:
  Basic                                               $(0.22)            $(0.23)
  Diluted                                             $(0.22)            $(0.23)

                                                     PRIOR TO         SUBSEQUENT TO
                   FISCAL 1999                      RESTATEMENT        RESTATEMENT
                   -----------                      -----------       -------------
Third quarter:
  Basic                                               $ 0.25             $ 0.23
  Diluted                                             $ 0.24             $ 0.23
Dec. 31, 1998 Year-to-date:
  Basic                                               $(0.67)            $(0.54)
  Diluted                                             $(0.67)            $(0.54)

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

     As a result of computing the acquired in-process technology using the SEC preferred methodology, the Company decided to revise the amount originally allocated to acquired in-process technology. The Company has revised its results of operations for fiscal 1999 in this Report on Form 10-Q/A for the third quarter of fiscal 1999 and in its Reports on Form 10-Q/A for the first two quarters of fiscal 1999.

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

     RESTRUCTURING AND OTHER CHARGES. During the nine months ended December 31, 1998, the Company incurred $33.3 million in restructuring charges, $21.5 million in acquisition related charges and $7.4 million in asset impairment and other charges. During the nine months ended December 31, 1997, the Company incurred $6.7 million in asset impairment charges.

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

     In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction), fibre channel, external storage, satellite networking and high-end peripheral technology solutions. The Company continues to hold a minority interest in the fibre channel, external storage and satellite networking technologies through investments in Jaycor Networks, Inc., Chaparral Technologies, Inc. and BroadLogic Inc., respectively. The second quarter restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 300 U.S. employees and the write-off of inventory, property and equipment, and other assets including goodwill associated with the storage subsystems business. The adjustments to the prior quarter provision reflect changes to the estimated cost of anticipated expenses as actual costs were settled.

     The following table sets forth an analysis of the components of the restructuring charges recorded in fiscal 1999 (in thousands):

                                                   SEVERANCE
              RESTRUCTURING CHARGES                   AND         ASSET                   OTHER
                  QUARTER ENDED                    BENEFITS     WRITE-OFFS    CHARGES     TOTAL
              ---------------------                ---------    ----------    -------    --------
SEPTEMBER 30, 1998
Severance and benefits                              $ 9,231      $     --     $    --    $  9,231
Inventory write-offs                                     --           984          --         984
Property and equipment write-offs                        --         8,484          --       8,484
Contractual obligations                                  --            --       3,742       3,742
Accrued lease costs                                      --            --         927         927
Goodwill and other assets                                --         2,005          --       2,005
Other charges                                            --            --         605         605
Adjustment to prior quarter's provision                (934)          280        (794)     (1,448)
                                                    -------      --------     -------    --------
Total September 30, 1998                            $ 8,297      $ 11,753     $ 4,480    $ 24,530
JUNE 30, 1998
Severance and benefits                              $ 6,800      $     --     $    --    $  6,800
Property and equipment write-offs                        --           950          --         950
Other charges                                            --            --       1,050       1,050
                                                    -------      --------     -------    --------
Total June 30, 1998                                 $ 6,800      $    950     $ 1,050    $  8,800
                                                    =======      ========     =======    ========

     The following table sets forth the Company's restructuring reserves (in thousands):

                                                   SEVERANCE
                                                      AND         ASSET        OTHER
             RESTRUCTURING RESERVES                BENEFITS     WRITE-OFFS    CHARGES     TOTAL
             ----------------------                ---------    ----------    -------    --------
Restructuring charges                               $ 6,800      $    950     $ 1,050    $  8,800
Cash paid                                            (3,244)           --          --      (3,244)
Non-cash charges                                       (296)         (950)         --      (1,246)
                                                    -------      --------     -------    --------
Balance at June 30, 1998                              3,260            --       1,050       4,310
                                                    =======      ========     =======    ========
Restructuring charges                                 8,297        11,753       4,480      24,530
Cash paid                                            (6,718)           --        (272)     (6,990)
Non-cash charges                                       (338)      (11,753)         --     (12,091)
                                                    -------      --------     -------    --------
Balance at September 30, 1998                         4,501            --       5,258       9,759
                                                    =======      ========     =======    ========
Cash paid                                            (3,742)           --      (1,794)     (5,536)
                                                    -------      --------     -------    --------
Balance at December 31, 1998                            759            --       3,464       4,223
                                                    =======      ========     =======    ========

     The Company anticipates that the remaining reserve balance at December 31, 1998 of $4.2 million will be substantially paid out in the fourth quarter of fiscal 1999.

     In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and approximately $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred approximately $7.8 million in other acquisition related charges, including legal, consulting and other costs. The $21.5 million in fees associated with this terminated acquisition were expensed in the first quarter of fiscal 1999 and are included in "Restructuring and other charges" in the Condensed Consolidated Statements of Operations.

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

     The fiscal 1998 charge consisted of impairments of the remaining balances of goodwill from the acquisition of Sigmax Technology, Inc. ("Sigmax") and certain assets from Skipstone, Inc. ("Skipstone") of $1.5 million and $1.7 million respectively and the write-down of the Company's minority investment in Ridge of $3.5 million. The remaining goodwill for Sigmax was written-off when the Company decided to abandoned this business after the R&D project fell behind and the critical market window was missed, the engineers acquired in the purchase had left the Company and the intellectual property was deemed to have no alternative use. The remaining goodwill for Skipstone was written-off when the Company decided to abandon this business due to the facts the market for this technology was not developing at the rate required to earn a reasonable return on its investment, most of the engineers acquired in the purchase had left the Company, and the intellectual property had no alternative use. The impairment and write-down of the Ridge minority investment was a result of delays in Ridge product. Ridge was not able to bring the Ridge product under development to market in a timely manner, which management believes results in a permanent impairment of the value of the Company's underlying investment in Ridge.

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

     Interest expense for the third quarter and first nine months of fiscal 1999 is related to the 4 3/4% Convertible Subordinated Notes and remained consistent at $3.0 million and $9.1 million, respectively, as compared to the corresponding periods in the prior year.

     Interest income could decline in the fourth quarter of fiscal 1999 if the Company liquidates investments to repurchase common stock. The Company does not anticipate any material change in interest expense for the three months ended March 31, 1999.

     Income tax provisions (benefits) for the interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. In the third quarter of fiscal 1999, the Company's effective tax rate changed from 25% to 28% due to a geographic shift of earnings resulting from restructurings and business divestitures. The Company recorded an income tax provision of $10.4 million in the third quarter of fiscal 1999, and an income tax benefit of $1.0 million for the first nine months of fiscal 1999, which it believes is fully recoverable for income tax purposes based on carry back potential against taxes paid previously. The effective tax rate used to calculate the income tax benefit for the first nine months of fiscal 1999 is lower than 28% primarily due to book write-offs taken in the first quarter of fiscal 1999 relating to acquired in process technology and the write-off of goodwill taken in the second quarter of fiscal 1999 for which no tax benefit will be derived.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. EITF 97-13 was issued in November 1997 and requires that business process reengineering costs be expensed as incurred. The transition provisions of EITF 97-13 required that companies that had previously capitalized such business process reengineering costs charge off any unamortized amounts as the cumulative effect of a change in accounting principle. The cumulative effect of the change to the Company was to decrease net income by $9.0 million, net of taxes.

EVENTS SUBSEQUENT TO QUARTER END

     On January 15, 1999, the Company consummated an agreement with STMicroelectronics, Inc. ("ST") under which ST acquired certain assets and obtained certain intellectual property rights of the Company's mainstream removable PTS business line for an aggregate purchase price of $72.1 million in cash and $3.3 million in cost reimbursements. The Company received all of the cash proceeds in January 1999 and expects to record a gain in the fourth quarter of fiscal 1999. In addition, the Company has agreed to provide certain other manufacturing services and lease space to ST in one of the Company's facilities for a transitionary period of time. The Company and ST also entered into a royalty-free cross-license agreement.

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

BUSINESS DIVESTITURES

     Pursuant to asset purchase agreements consummated November 6, 1998 and January 15, 1999, with TI and ST, respectively, the Company sold its PTS business lines for approximately $80.6 million in cash and $3.3 million in cost reimbursements (See Note 13 of Notes to Condensed Consolidated Financial Statements). The following comments are associated with the Company's continuing operations.

     PRO FORMA NET REVENUES. The Company's net revenues are derived from the sale of high performance I/O solutions, including advanced SCSI host adapter boards and ICs, RAID and software solutions. The Company sells its products primarily in the server, workstation and desktop markets. Net revenues for the third quarter ended December 31, 1998 were $159.6 million, a decrease of 17.9% from the same period of fiscal 1998. Net revenues for the first nine months of fiscal 1999 were $423.6 million, a decrease of 29.3% from the corresponding period of fiscal 1998.

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

     PRO FORMA GROSS MARGIN. Gross margins for the third quarter and first nine months of fiscal 1999 were 64.4% and 62.6%, respectively, compared to 67.5% and 66.8% for the third quarter and first nine months of fiscal 1998. The decline in gross margin is primarily a result of unutilized manufacturing capacity. Gross margin for the fourth quarter of fiscal 1999 is expected to be in the range experienced in the last four quarters, however, gross margin can be affected by shifts in product mix.

     PRO FORMA OPERATING EXPENSES. Excluding unusual charges for restructuring, the write-off of acquired in-process technology, impaired assets and executive termination costs, operating expenses as a percentage of net revenues for the third quarter and first nine months of fiscal 1999 were 42.1% and 51.3%, respectively, versus 47.7% and 40.9%, of the corresponding periods of fiscal 1998. The increase as a percentage of net revenues for the nine month period is primarily attributable to decreased revenue. The decrease as a percentage of net revenues for the three month period over that of the comparable period and the year over year operating expense decline of 27.6% in the third quarter and 11.3% in the first nine months of fiscal 1999 are attributable to Company-wide cost reduction programs which included a reduction in force and the curtailment of costs related to the exit of certain unprofitable activities.

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

     OPERATING ACTIVITIES. The Company generated approximately $120.5 million of cash from operations during the first nine months of fiscal 1999. The primary sources of cash from operations were net income (adjusted for non-cash charges for depreciation, amortization, acquired in-process technology, and other non-cash charges associated with restructuring and other charges of $45.6 million, a decrease in accounts receivable of $55.3 million (primarily related to lower revenue and increased collections as a result of relatively linear shipments in the second and third quarter), a decrease in inventory of $21.7 million offset by a reduction in accounts payable and accrued liabilities of $8.7 million.

     INVESTING ACTIVITIES. Cash provided by investing activities during the first nine months of fiscal 1999 was approximately $15.5 million consisting primarily of net investments in property, plant and equipment ($32.2 million) and the purchase of certain net assets in connection with acquisitions ($34.1 million) offset by cash inflow from maturities of marketable securities ($77.3 million) and proceeds received from the sale of the high-end PTS business line ($4.5 million). The Company also purchased all of the outstanding shares of Ridge Technologies, Inc. ("Ridge") not owned by it for 1.2 million of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million.

     FINANCING ACTIVITIES. Cash used for financing activities during the first nine months of fiscal 1999 was approximately $100.5 million consisting of stock repurchases of $106.5 million and debt repayments of $5.6 million offset by proceeds from stock issuances of $11.6 million.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1*      Termination of Option III Agreement between Adaptec
           Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
           Manufacturing Co., Ltd.

27.1       Financial Data Schedule for the quarter ended December 31,
           1998

          * Previously filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1998.

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

ADAPTEC, INC.

By: /s/ ANDREW J. BROWN                            Date: July 7, 1999
    ----------------------------------------
    Andrew J. Brown
    Vice President, Finance
    Chief Financial Officer
    (Principal Financial Officer)

By: /s/ KENNETH B. AROLA                           Date: July 7, 1999
    ----------------------------------------
    Kenneth B. Arola Vice President
    Controller (Principal Accounting
    Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

10.1*      Termination of Option III Agreement between Adaptec
           Manufacturing (S) Pte., Ltd. And Taiwan Semiconductor
           Manufacturing Co., Ltd.

27.1       Financial Data Schedule for the quarter ended December 31,
           1998

* Previously filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1998.