Form 10-Q
period 1999-06-30
ADAPTEC INC
filed 1999-08-12
CIK 709804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The number of shares outstanding of the Company's common stock as of July 2, 1999 was 103,315,256.

This document consists of 28 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
Part I. Financial Information
  Item 1. Financial Statements:
    Condensed Consolidated Statements of Operations.......................................................          3
    Condensed Consolidated Balance Sheets.................................................................          4
    Condensed Consolidated Statements of Cash Flows.......................................................          5
    Notes To Condensed Consolidated Financial Statements..................................................       6-14

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Results of Operations.................................................................................      15-19
    Liquidity and Capital Resources.......................................................................      19-21
    Certain Factors Bearing on Future Operating Results...................................................      21-26

Part II. Other Information
  Item 1. Legal Proceedings...............................................................................         27
  Item 6. Exhibits and Reports on Form 8-K................................................................         27
    Signatures............................................................................................         28

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTH PERIOD
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
Net revenues..............................................................................  $  192,378  $  180,630
Cost of revenues..........................................................................      66,787      79,738
                                                                                            ----------  ----------
Gross profit..............................................................................     125,591     100,892
                                                                                            ----------  ----------
Operating expenses:
  Research and development................................................................      24,525      43,997
  Sales, marketing and administrative.....................................................      39,863      49,825
  Write-off of acquired in-process technology.............................................          --      45,482
  Restructuring and other charges.........................................................          --      30,263
                                                                                            ----------  ----------
Total operating expenses..................................................................      64,388     169,567
                                                                                            ----------  ----------
Income (loss) from operations.............................................................      61,203     (68,675)
Interest and other income.................................................................      11,951       9,133
Interest expense..........................................................................      (2,959)     (3,067)
                                                                                            ----------  ----------
Income (loss) before provision (benefit) for income taxes.................................      70,195     (62,609)
Provision (benefit) for income taxes......................................................      19,655      (3,860)
                                                                                            ----------  ----------
Net income (loss).........................................................................  $   50,540  $  (58,749)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income (loss) per share:
  Basic...................................................................................  $     0.49  $    (0.51)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................  $     0.46  $    (0.51)
                                                                                            ----------  ----------
Shares used in computing net income (loss) per share:
  Basic...................................................................................     104,142     114,200
                                                                                            ----------  ----------
  Diluted.................................................................................     114,191     114,200
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          JUNE 30,     MARCH 31,
                                                                                            1999          1998
                                                                                        ------------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $     82,808  $    317,580
  Marketable securities...............................................................       650,889       426,332
  Accounts receivable, net............................................................        71,281        67,158
  Inventories.........................................................................        47,772        50,838
  Other current assets................................................................       135,125       148,109
                                                                                        ------------  ------------
    Total current assets..............................................................       987,875     1,010,017
Property and equipment, net...........................................................       118,139       126,734
Other long-term assets................................................................        35,591        36,317
                                                                                        ------------  ------------
                                                                                        $  1,141,605  $  1,173,068
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $     30,321  $     39,487
  Accrued liabilities.................................................................       141,140       112,879
                                                                                        ------------  ------------
    Total current liabilities.........................................................       171,461       152,366
                                                                                        ------------  ------------
4 3/4% Convertible Subordinated Notes.................................................       230,000       230,000
                                                                                        ------------  ------------
Contingencies (Note 15)
Stockholders' equity:
  Common stock........................................................................           103           106
  Additional paid-in capital..........................................................        93,426       194,521
  Retained earnings...................................................................       646,615       596,075
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       740,144       790,702
                                                                                        ------------  ------------
                                                                                        $  1,141,605  $  1,173,068
                                                                                        ------------  ------------
                                                                                        ------------  ------------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             THREE MONTH PERIOD
                                                                                                    ENDED
                                                                                           -----------------------
                                                                                            JUNE 30,     JUNE 30,
                                                                                              1999         1998
                                                                                           -----------  ----------
Net Cash Provided by Operating Activities................................................  $    72,560  $   28,144
                                                                                           -----------  ----------
Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net.....................           --     (34,126)
Investments in property and equipment....................................................       (1,883)    (14,422)
Decreases (increases) in marketable securities, net......................................     (224,557)    191,867
Net proceeds received from sale of property and equipment................................        1,941          --
Net proceeds received from the sale of land..............................................       16,577          --
Purchase of minority investment..........................................................       (1,000)         --
                                                                                           -----------  ----------
Net Cash Provided by (Used for) Investing Activities.....................................     (208,922)    143,319
                                                                                           -----------  ----------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock...................................................       32,782       5,391
Repurchases of common stock..............................................................     (131,192)         --
Principal payments on debt...............................................................           --        (850)
                                                                                           -----------  ----------
Net Cash Provided by (Used for) Financing Activities.....................................      (98,410)      4,541
                                                                                           -----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents.....................................     (234,772)    176,004
Cash and Cash Equivalents at Beginning of Period.........................................      317,580     227,183
                                                                                           -----------  ----------
Cash and Cash Equivalents at End of Period...............................................  $    82,808  $  403,187
                                                                                           -----------  ----------
                                                                                           -----------  ----------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1999 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 7 through 10, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. For presentation purposes, the Company has indicated its first quarter as having ended on June 30, whereas in fact, the Company's first quarter of fiscal 2000 and fiscal 1999 ended on July 2, 1999 and July 3, 1998, respectively. The results of operations for the three month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current period presentation.

    On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") relating to certain previous filings under the Securities Exchange Act of 1934, primarily comments about disclosure in the Company's Management's Discussion and Analysis and Notes to Consolidated Financial Statements. The Company has addressed the comments in its response to the SEC dated June 16, 1999 and has incorporated such comments into its disclosures in this Report on Form 10-Q and the Company's fiscal 1999 Annual Report on Form 10-K filed June 29, 1999, to the extent practicable. However, there can be no assurance that the SEC will not take exception with the Company's responses and disclosures and require that the Company file additional responses and disclosures in its periodic reports.

2. COMPREHENSIVE INCOME

    As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires components of comprehensive income, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be reported in the financial statements. These amounts are not material to the Company's financial statements for the periods presented.

3. RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of fiscal 2002 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

4. BALANCE SHEET DETAIL

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows:

                                                                                             JUNE 30,    MARCH 31,
                                                                                               1999        1999
                                                                                             ---------  -----------
                                                                                                 (IN THOUSANDS)
Raw materials..............................................................................  $  13,384   $  16,354
Work-in-process............................................................................      9,313       8,202
Finished goods.............................................................................     25,075      26,282
                                                                                             ---------  -----------
                                                                                             $  47,772   $  50,838
                                                                                             ---------  -----------
                                                                                             ---------  -----------

    The components of accrued liabilities are as follows:

                                                                                             JUNE 30,   MARCH 31,
                                                                                               1999        1999
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Accrued compensation and related taxes....................................................  $   28,500  $   22,137
Sales and marketing related...............................................................       7,032       7,708
Tax related...............................................................................      83,611      65,754
Other.....................................................................................      21,997      17,280
                                                                                            ----------  ----------
                                                                                            $  141,140  $  112,879
                                                                                            ----------  ----------
                                                                                            ----------  ----------

5. LINE OF CREDIT

    In March 1999, the Company obtained an unsecured $60.0 million revolving line of credit which expires on March 25, 2000. No borrowings were outstanding under this line of credit as of June 30, 1999. The interest rate and commitment fee is based on a pricing matrix, which correlates with the Company's credit rating. Under the arrangement, the Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of June 30, 1999.

6. LONG-TERM DEBT

    In June 1992, the Company entered into a $17.0 million term loan agreement bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. In the first quarter of fiscal 1999, the Company paid the remaining outstanding principal and interest due on the loan.

7. STATEMENT OF OPERATIONS

    Restructuring and other charges included:

                                                                     THREE MONTH PERIOD ENDED
                                                                           JUNE 30, 1998
                                                                     -------------------------
                                                                          (IN THOUSANDS)
Acquisition related costs (Note 8).................................          $  21,463
Restructuring charges (Note 9).....................................              8,800
                                                                               -------
Total restructuring and other charges..............................          $  30,263
                                                                               -------
                                                                               -------

                                 ADAPTEC, INC.

                                  (UNAUDITED)

7. STATEMENT OF OPERATIONS (CONTINUED)
    There were no restructuring and other charges incurred during the three month period ended June 30, 1999.

    Interest and other income included:

                                                                             THREE MONTH PERIOD
                                                                                   ENDED
                                                                           ----------------------
                                                                           JUNE 30,    JUNE 30,
                                                                             1999        1998
                                                                           ---------  -----------
                                                                               (IN THOUSANDS)
Interest income..........................................................  $   8,438   $   9,133
Gain on sale of land (Note 10)...........................................      3,513          --
                                                                           ---------  -----------
Total interest and other income..........................................  $  11,951   $   9,133
                                                                           ---------  -----------
                                                                           ---------  -----------

8. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

    In April 1998, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") for $34.4 million in cash. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI.

    In May 1998, the Company purchased Ridge Technologies, Inc. ("Ridge"), a development stage company, for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of $1.5 million. The $1.5 million carrying value is net of a $3.5 million write-down of the investment balance taken in fiscal 1998 for an identified impairment. Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge.

    The Company accounted for both acquisitions using the purchase method of accounting. Additionally, the Company incurred $1.2 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisitions, which were capitalized as part of the purchase price of the transactions. Excluding the write-off of acquired in-process technology, the aggregate impact to the Company's financial position and results of operations from the acquisition dates were not material.

    The allocation of the Company's aggregate purchase price to the tangible and identifiable intangible net assets acquired were based on independent appraisals and estimates of fair values.

                                                                     THREE MONTH PERIOD ENDED
                                                                           JUNE 30, 1998
                                                                     -------------------------
                                                                          (IN THOUSANDS)
Net tangible liabilities...........................................          $  (2,752)
In-process technology..............................................             45,482
Goodwill and other intangible assets:
  Goodwill.........................................................             25,078
  Covenant not to compete..........................................              2,200
  Acquired employees...............................................              1,375
                                                                               -------
                                                                                28,653
                                                                               -------
Net assets acquired................................................          $  71,383
                                                                               -------
                                                                               -------

                                 ADAPTEC, INC.

                                  (UNAUDITED)

8. RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS (CONTINUED)
    The tangible liabilities assumed exceeded the tangible assets acquired, which comprised primarily a line of credit, accounts payable and fixed assets. Acquired in-process technology was written-off in the first quarter of fiscal 1999 and subsequently restated in the fourth quarter of fiscal 1999, to conform with the Securities and Exchange Commission Staff's preferred methodology. The goodwill and other intangible assets associated with these acquisitions were amortized over the respective benefit periods ranging from two to three years. Amortization relating to these acquisitions totaled $2.3 million in the first quarter of fiscal 1999. Subsequently, the goodwill and other intangible assets associated with Ridge and the ASIC technologies purchased from ADI were written-off and relieved in August 1998 and January 1999 as a result of divesting the storage subsystems business line and the sale of the mainstream removable Peripheral Technology Solutions ("PTS") business line, respectively.

    In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred $7.8 million in other acquisition related charges, including legal, consulting and other costs. The entire $21.5 million in fees associated with this terminated acquisition was expensed and included in "Restructuring and other charges" in the first quarter of fiscal 1999.

    In July 1999, the Company acquired CeQuadrat GmbH for $25.0 million in cash. The Company will account for this acquisition in the second quarter of fiscal 2000 using the purchase method of accounting. The Company will evaluate the allocation of the purchase price to the net assets acquired, which may include in-process technology that will be written-off in the period acquired, and goodwill and other intangibles that will be amortized over their benefit period.

9. RESTRUCTURING

    In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $8.8 million. The restructuring charge is comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the United States and the remainder were based in Singapore.

    In the second and fourth quarters of fiscal 1999, the Company recorded restructuring charges of $24.5 million and $6.6 million, net of adjustments to previous quarters' charges of $1.4 million and $1.2 million, respectively. The second and fourth quarter fiscal 1999 restructuring charges were comprised primarily of severance and benefits related to the involuntary termination of approximately 425 employees of which most were based in the United States, and the write-off of property and equipment, inventory and other current and long-term assets.

    In total, the Company recorded $39.9 million in restructuring charges during fiscal 1999, of which $17.4 million were non-cash charges. During fiscal 1999, the Company paid $20.0 million in cash relating to restructuring activities, leaving a restructuring reserve balance of $2.5 million at March 31, 1999. The

                                 ADAPTEC, INC.

                                  (UNAUDITED)

9. RESTRUCTURING (CONTINUED)
following table presents the Company's restructuring payments during the first quarter of fiscal 2000 and the restructuring reserve balance at June 30, 1999:

                                                                                    SEVERANCE       OTHER
RESTRUCTURING RESERVES                                                            AND BENEFITS     CHARGES      TOTAL
--------------------------------------------------------------------------------  -------------  -----------  ---------
                                                                                             (IN THOUSANDS)
BALANCE AT MARCH 31, 1999.......................................................    $   1,467     $   1,026   $   2,493
Cash paid.......................................................................         (702)         (526)     (1,228)
                                                                                       ------    -----------  ---------
BALANCE AT JUNE 30, 1999........................................................    $     765     $     500   $   1,265
                                                                                       ------    -----------  ---------
                                                                                       ------    -----------  ---------

    The Company anticipates that substantially all of the remaining reserve balance of $1.3 million at June 30, 1999, will be paid out by September 30, 1999.

10. ASSETS HELD FOR SALE

    In March 1999, the Company sold land located in California for net proceeds of $5.1 million resulting in a gain of $1.6 million recorded in the fourth quarter of fiscal 1999. Net proceeds from the sale were received in April 1999.

    As of March 31, 1999, the Company had $41.1 million in assets held for sale, included in other current assets, representing several pieces of land in California and land and a building in Colorado. In April 1999, the Company sold some land held for sale in California for net proceeds of $11.5 million resulting in a gain of $3.5 million recorded in the first quarter of fiscal 2000. The gain was included in "Interest and other income" in the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2000. Net proceeds from the sale were received in April 1999. The remaining assets held for sale, valued at cost which approximates net realizable value, are expected to be sold within the next 9 months and are therefore included in other current assets as of June 30, 1999.

11. NET INCOME (LOSS) PER SHARE

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

                                 ADAPTEC, INC.

                                  (UNAUDITED)

11. NET INCOME (LOSS) PER SHARE (CONTINUED)
    Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

                                                 THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                                      JUNE 30, 1999                              JUNE 30, 1998
                                         ----------------------------------------  -----------------------------------------
                                            INCOME        SHARES       PER-SHARE       LOSS          SHARES       PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                         ------------  -------------  -----------  -------------  -------------  -----------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss) available to common
  stockholders.........................   $   50,540       104,142     $    0.49    $  (58,749)       114,200     $   (0.51)
                                                                           -----                                 -----------
                                                                           -----                                 -----------

EFFECT OF DILUTIVE SECURITIES
Common stock equivalents...............           --         5,597                           --            --
4 3/4% Convertible Subordinated
  Notes................................        2,004         4,452                           --            --
                                         ------------  -------------               -------------  -------------

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss) available to common
  stockholders and assumed
  conversions..........................   $   52,544       114,191     $    0.46    $  (58,749)       114,200     $   (0.51)
                                         ------------  -------------       -----   -------------  -------------  -----------
                                         ------------  -------------       -----   -------------  -------------  -----------

    At June 30, 1999, additional options to purchase 3,574,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share for the first quarter of fiscal 2000 because the options' exercise price was greater than the average market price of the common shares during the quarter.

    At June 30, 1998, options to purchase 17,965,000 shares of common stock were outstanding, however, the stock options and the 4 3/4% Convertible Subordinated Notes were not included in the computation of diluted net income per share for the first quarter of fiscal 1999, because they were anti-dilutive. Additionally, the basic and diluted weighted average common shares outstanding for the first quarter of fiscal 1999 excluded 1,242,000 restricted shares issued in conjunction with the acquisition of Ridge (Note 8).

12. STOCK REPURCHASES

    In October 1998, the Company's Board of Directors authorized the purchase of up to $200.0 million of the Company's common stock in the open market. In May 1999, the Company's Board of Directors authorized the Company to repurchase an additional $200.0 million of the Company's common stock in the open market. During the first quarter of fiscal 2000, the Company repurchased and retired 4,848,000 shares of its common stock from the open market under both authorizations for approximately $131.2 million. The transactions were recorded as reductions to common stock and additional paid-in capital.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

13. SEGMENT REPORTING

    The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" in its fiscal 1999 Annual Report on Form 10-K. The Company evaluated its products segments in accordance with SFAS 131 and concluded that its reportable segments are Host I/O, RAID (Redundant Array of Independent Disks), Software and PTS.

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

    The Software segment designs, develops and markets optical media software for CD-R and CD-RW. This segment includes video editing products and software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's CD-R and CD-RW products are used for data storage to optical media, including audio, video and still photos, and provide users storage alternatives to traditional disk and removable media options. Additionally, CD-RW allows users to transfer downloaded music from the Internet to CDs for private use. The Company's CD-R software offerings are available as stand-alone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

    The PTS segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals. The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and ST Microelectronics, Inc. ("ST"), respectively.

    Summarized pre-tax financial information concerning the Company's reportable segments is shown in the following table. The Company does not identify or allocate assets or depreciation by operating segments nor are the segments evaluated under these criteria. The "Other" column includes corporate

                                 ADAPTEC, INC.

                                  (UNAUDITED)

13. SEGMENT REPORTING (CONTINUED)
related items, including unusual transactions, and income and expenses not allocated to reportable segments, including businesses divested in fiscal 1999.

                                                                                              THREE MONTH PERIOD
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
HOST I/O:
  Net revenues............................................................................  $  158,349  $  127,079
  Segment profit..........................................................................      67,971      35,046
RAID:
  Net revenues............................................................................      23,476       6,385
  Segment profit (loss)...................................................................       1,107      (4,452)
SOFTWARE:
  Net revenues............................................................................      10,553      11,494
  Segment profit (loss)...................................................................        (131)      2,654
PTS:
  Net revenues............................................................................          --      34,922
  Segment profit (loss)...................................................................          --      (9,812)
OTHER:
  Net revenues............................................................................          --         750
  Segment profit (loss)...................................................................       1,248     (86,045)

    The following table presents the details of "Other" segment profit (loss):

                                                                                              THREE MONTH PERIOD
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Losses from divested businesses...........................................................  $       --  $  (16,284)
Unallocated corporate expenses, net.......................................................      (7,744)        (82)
Interest and other income.................................................................      11,951       9,133
Interest expense..........................................................................      (2,959)     (3,067)
Write-off of acquired in-process technology...............................................          --     (45,482)
Restructuring and other charges...........................................................          --     (30,263)
                                                                                            ----------  ----------
Total.....................................................................................  $    1,248  $  (86,045)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

14. INCOME TAXES

    Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. In the first quarter of fiscal 1999, the Company's effective tax rate, excluding the write-off of acquired in-process technology, was 25%. In the third quarter of fiscal 1999, the Company's

                                 ADAPTEC, INC.

                                  (UNAUDITED)

14. INCOME TAXES (CONTINUED)
effective tax rate changed from 25% to 28% due to a geographic shift of earnings resulting from restructuring activities and business divestitures. The Company recorded an income tax provision of $19.7 million representing 28% of income before provision for income taxes for the first quarter of fiscal 2000 compared with a $3.9 million income tax benefit representing 6% of the loss before benefit for income taxes for the first quarter of fiscal 1999. The effective tax rate used to calculate the income tax benefit for the first quarter of fiscal 1999 was lower than 25% primarily as a result of book write-offs of acquired in-process technology which are not deductible for tax purposes.

15. CONTINGENCIES

    A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The class action lawsuit alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. The complaint does not set forth purported damages. The Company believes the class action lawsuit is without merit and intends to defend itself vigorously.

    In addition, a derivative action was filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. In July 1999, the Company entered into an agreement to settle the derivative action. Under the terms of the agreement, the Company will reimburse the fees and costs incurred by the plaintiff's attorney's in an amount to be approved by the court up to a maximum amount of $600,000. The settlement is subject to approval by the court, and does not affect the class action lawsuit still pending. The Company has sufficient reserves at June 30, 1999, to cover the liability.

    The IRS is currently auditing the Company's federal income tax returns for fiscal 1994 through 1996. No proposed adjustments have been received for these years. The Company believes sufficient taxes have been provided and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

    From time to time, the Company is subject to certain liabilities, claims and assessments in the normal course of business. The Company believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                                                     ACTUAL THREE MONTH     NORMALIZED(1) THREE
                                                                        PERIOD ENDED         MONTH PERIOD ENDED
                                                                   ----------------------  ----------------------
                                                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................................  $  192,378  $  180,630  $  192,378  $  145,708
Cost of revenues.................................................      66,787      79,738      66,787      55,063
                                                                   ----------  ----------  ----------  ----------
Gross profit.....................................................     125,591     100,892     125,591      90,645
                                                                   ----------  ----------  ----------  ----------
Operating expenses:
  Research and development.......................................      24,525      43,997      24,525      33,256
  Sales, marketing and administrative............................      39,863      49,825      39,863      45,163
  Write-off of acquired in-process technology....................          --      45,482          --          --
  Restructuring and other charges................................          --      30,263          --          --
                                                                   ----------  ----------  ----------  ----------
Total operating expenses.........................................      64,388     169,567      64,388      78,419
                                                                   ----------  ----------  ----------  ----------
Income (loss) from operations....................................      61,203     (68,675)     61,203      12,226
Interest and other income........................................      11,951       9,133       8,438       9,133
Interest expense.................................................      (2,959)     (3,067)     (2,959)     (3,067)
                                                                   ----------  ----------  ----------  ----------
Income (loss) from operations before provision (benefit) for
  income taxes...................................................      70,195     (62,609)     66,682      18,292
Provision (benefit) for income taxes.............................      19,655      (3,860)     18,671       4,573
                                                                   ----------  ----------  ----------  ----------
Net income (loss)................................................  $   50,540  $  (58,749) $   48,011  $   13,719
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income (loss) per share:
  Basic..........................................................  $     0.49  $    (0.51) $     0.46  $     0.12
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Diluted........................................................  $     0.46  $    (0.51) $     0.44  $     0.12
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Shares used in computing net income (loss) per share:
  Basic..........................................................     104,142     114,200     104,142     114,200
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Diluted........................................................     114,191     114,200     109,739     115,736
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

------------------------

(1) Normalized operating results exclude the following: net revenues and expenses related to the PTS business lines sold in the third and fourth quarter of fiscal 1999, the write-off of acquired in-process technology, restructuring and other charges, the gain on the sale of land, and the related tax effects for each of these items.

    SEC COMMENT LETTER. On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") relating to certain previous filings under the Securities Exchange Act of 1934, primarily comments about disclosure in the Company's Management's Discussion and Analysis and Notes to Consolidated Financial Statements. The Company has addressed the comments in its response to the SEC dated June 16, 1999 and has incorporated such comments into its disclosures in this Report on Form 10-Q and the Company's fiscal 1999 Annual Report on Form 10-K filed June 29, 1999, to the extent practicable. However, there can be no assurance that the SEC will not take exception with the Company's responses and disclosures and require that the Company file additional responses and disclosures in its periodic reports.

    BUSINESS SEGMENTS. The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" in its fiscal 1999 Annual Report on Form 10-K. The Company evaluated its products segments in accordance with SFAS 131 and concluded that its reportable segments are Host I/O, RAID (Redundant Array of Independent Disks), Software and Peripheral Technology Solutions ("PTS").

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

    The Software segment designs, develops and markets optical media software for CD-R and CD-RW. This segment includes video editing products and software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's CD-R and CD-RW products are used for data storage to optical media, including audio, video and still photos, and provide users storage alternatives to traditional disk and removable media options. Additionally, CD-RW allows users to transfer downloaded music from the internet to CDs for private use. The Company's CD-R software offerings are available as stand-alone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

    The PTS segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals. The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and STMicroelectronics, Inc. ("ST"), respectively.

    MANAGEMENT'S DISCUSSION OF NORMALIZED RESULTS OF OPERATIONS. Normalized operating results have been provided, in addition to the actual results, as management believes this presentation is more indicative of the Company's continuing performance and provides better period to period comparability. Normalized results of operations excludes net revenues and expenses related to the PTS business lines sold in the third and fourth quarters of fiscal 1999, the write-off of acquired in-process technology, restructuring and other charges, the gain on the sale of land, and the related tax effects for each of these items.

    NET REVENUES. Net revenues of $192.4 million for the first quarter of fiscal 2000 increased 32.0% from normalized net revenues of $145.7 million for the first quarter of fiscal 1999. Net revenues for the first quarter of fiscal 2000 were comprised of $158.3 million from the Host I/O segment, an increase of 24.6% from the first quarter of fiscal 1999, $23.5 million from the RAID segment, an increase of 267.7% from the first quarter of fiscal 1999, and $10.6 million from the Software segment, a decrease of 8.2% from the first quarter of fiscal 1999. Actual net revenues in the first quarter of fiscal 1999 also included $34.9 million from the PTS segment.

    Net revenues from the Host I/O segment increased year over year as a result of increased demand for high performance I/O. The demand for high performance I/O has increased due to growth in on-line applications like electronic commerce, on-line publishing, and the proliferation of the Internet and corporate intranets.

    Net revenues from the RAID segment increased year over year as a result of sales of the Company's high-end RAID product which was first introduced in the third quarter of fiscal 1999. Currently, the Company has one significant OEM customer with which it does most of its business. However the

Company is continuing to market its RAID products to all major server manufacturers and continues to work closely with the OEMs on the design of current and next generation products to meet customer requirements.

    Net revenues from the Software segment decreased year over year as a result of increased unit volume at lower per unit royalties as the Company strives to maintain its market share in the rapidly expanding CD-R peripheral market. In July 1999, the Company acquired CeQuadrat GmbH, a German-based company, expected to provide the Company with enhanced product development and engineering expertise, as well as a greater European customer base.

    GROSS MARGIN. Gross margin for the first quarter of fiscal 2000 was 65.3% compared to normalized gross margin of 62.2% for the first quarter of fiscal 1999. The increase in gross margin was primarily due to manufacturing efficiencies obtained through greater production volumes, as well as improved pricing obtained from the Company's global suppliers in the first quarter of fiscal 2000. Actual gross margin for the first quarter of fiscal 1999, which includes the PTS segment, was 55.9%, as the products which comprised the PTS segment generally obtained lower gross margins.

    RESEARCH AND DEVELOPMENT EXPENSES. Spending for research and development was $24.5 million for the first quarter of fiscal 2000, representing a decrease of 26.3% from normalized research and development expenses of $33.3 million for the first quarter of fiscal 1999. The decrease in spending for research and development was primarily attributable to Company-wide cost reductions programs initiated in fiscal 1999 which included reductions in workforce and the curtailment of costs related to the divesting of certain unprofitable business activities. The Company initiated cost reduction programs in order to bring operating expenses in line with net revenues and the business divestitures were completed to further management's objective to refocus the business. As a result, research and development expenses, as a percentage of net revenues, decreased to 12.7% in the first quarter of fiscal 2000 from a normalized 22.8% in the first quarter of fiscal 1999. Actual spending for research and development in the first quarter of fiscal 1999, which includes $10.7 million from the PTS segment, was $44.0 million representing 24.4% of actual net revenues.

    SALES MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $39.9 million for the first quarter of fiscal 2000, representing a decrease of 11.7% from normalized spending for selling, marketing and administrative of $45.2 million in the first quarter of fiscal 1999. The decrease in spending for selling, marketing and administrative activities was primarily attributable to Company-wide cost reductions initiated in fiscal 1999, specifically reductions in workforce. As discussed above, the Company initiated cost reduction programs in order to bring operating expenses in line with net revenues. As a result, sales, marketing and administrative expenses, as a percentage of net revenues, decreased to 20.7% in the first quarter of fiscal 2000 from a normalized 31.0% in the first quarter of fiscal 1999. Actual spending for selling, marketing and administrative activities for the first quarter of fiscal 1999, which includes $4.6 million from the PTS segment, was $49.8 million representing 27.6% of actual net revenues.

    WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. In the first quarter of fiscal 1999, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") and Ridge Technologies, Inc. ("Ridge"), which resulted in a first quarter fiscal 1999 write-off of acquired in-process technology of $6.1 million and $39.4 million, respectively. The write-off of acquired in-process technology relating to ASIC technologies purchased from ADI, reflects a restatement taken in the fourth quarter of fiscal 1999 to conform with the Securities and Exchange Commission Staff's preferred methodology. The goodwill and other intangible assets acquired in the acquisitions was amortized over the respective benefit periods ranging from two to three years. Amortization relating to these acquisitions totaled $2.3 million in the first quarter of fiscal 1999. Subsequently, the goodwill and other intangible assets associated with Ridge and ASIC technologies purchased from ADI were written-off and relieved in

August 1998 and January 1999 as a result of divesting the storage subsystems business line and the sale of the mainstream removable PTS business line, respectively.

    In July 1999, the Company acquired CeQuadrat GmbH for $25.0 million in cash. The Company will account for this acquisition in the second quarter of fiscal 2000 using the purchase method of accounting. The Company will evaluate the allocation of the purchase price to the net assets acquired, which may include in-process technology that will be written-off in the period acquired, and goodwill and other intangibles that will be amortized over their benefit period.

    RESTRUCTURING AND OTHER CHARGES. In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $8.8 million. The restructuring charge was comprised primarily of severance and benefits related to the involuntary termination of approximately 550 employees, of which approximately 36% were based in the United States and the remainder were based in Singapore.

    In the second and fourth quarters of fiscal 1999, the Company recorded restructuring charges of $24.5 million and $6.1 million, net of adjustments to previous quarters' charges of $1.4 million and $1.2 million respectively. The second and fourth quarter fiscal 1999 restructuring charges were comprised primarily of severance and benefits related to the involuntary termination of approximately 425 employees of which most were based in the United States, and the write-off of property and equipment, inventory and other current and long-term assets.

    In total, the Company recorded $39.9 million in restructuring activities during fiscal 1999, of which $17.4 million were non-cash charges. During fiscal 1999, the Company paid $20.0 million in cash relating to restructuring activities leaving a restructuring reserve balance of $2.5 million at March 31, 1999. The following table presents the Company's restructuring payments during the first quarter of fiscal 2000 and the restructuring reserve balance at June 30, 1999:

                                                                                    SEVERANCE       OTHER
RESTRUCTURING RESERVES                                                            AND BENEFITS     CHARGES      TOTAL
--------------------------------------------------------------------------------  -------------  -----------  ---------
                                                                                             (IN THOUSANDS)
Balance at March 31, 1999.......................................................    $   1,467     $   1,026   $   2,493
Cash paid.......................................................................         (702)         (526)     (1,228)
                                                                                       ------    -----------  ---------
Balance at June 30, 1999........................................................    $     765     $     500   $   1,265
                                                                                       ------    -----------  ---------
                                                                                       ------    -----------  ---------

    The Company anticipates that substantially all of the remaining reserve balance of $1.3 million at June 30, 1999 will be paid out by September 30, 1999.

    In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred $7.8 million in other acquisition related charges, including legal, consulting, and other costs. The entire $21.5 million in fees associated with this terminated acquisition was expensed and included in "Restructuring and other charges" in the first quarter of fiscal 1999.

    INTEREST AND OTHER INCOME. Interest and other income of $12.0 million for the first quarter of fiscal 2000 consisted of $8.5 million of interest income and $3.5 million from the gain on the sale of land located in California. In the first quarter of fiscal 1999, the Company recorded interest income of $9.1 million. The decrease in interest income from $9.1 million in fiscal 1999 to $8.5 million in fiscal 2000 is due to the lower cash balances resulting from the repurchases of the Company's common stock.

    INTEREST EXPENSE. Interest expense was $3.0 million for the first quarter of fiscal 2000, compared to $3.1 million for the first quarter of fiscal 1999. Interest expense in both periods resulted from the Company's 4 3/4% Subordinated Convertible Notes.

    INCOME TAXES. Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective tax rate. In the first quarter of fiscal 1999, the Company's effective tax rate, excluding the write-off of acquired in-process technology, was 25%. In the third quarter of fiscal 1999, the Company's effective tax rate changed from 25% to 28% due to a geographic shift of earnings resulting from restructuring activities and business divestitures. The Company recorded an income tax provision of $19.7 million representing 28% of income before provision for income taxes for the first quarter of fiscal 2000 compared with a $3.9 million income tax benefit representing 6% of the loss before benefit for income taxes for the first quarter of fiscal 1999. The effective tax rate used to calculate the income tax benefit for the first quarter of fiscal 1999 was lower than 25% primarily as a result of book write-offs of acquired in-process technology which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Net cash provided by operating activities for the first quarter of fiscal 2000 totaled $72.6 million compared to $28.1 million in the corresponding period of fiscal 1999. Net cash provided by operating activities for the first quarter of fiscal 2000 was primarily attributable to net income of $50.5 million adjusted for depreciation and amortization expense of $9.1 million. Additionally, net cash provided by operating activities in the first quarter of fiscal 2000 was also impacted by the increase in accounts payable and accrued liabilities of $16.4 million, partially offset by the increase in accounts receivable of $4.6 million.

    INVESTING ACTIVITIES. Net cash used for investing activities for the first quarter of fiscal 2000 totaled $208.9 million compared to net cash provided by investing activities of $143.3 million in the corresponding period of fiscal 1999. Net cash used for investing activities consisted primarily of the net reinvestment of marketable securities of $224.6 million, offset partially by the proceeds from the sales of land of $16.6 million. Investments in property and equipment were offset by net proceeds received from the sale of property and equipment.

    In the first quarter of fiscal 1999, the Company purchased ASIC technologies from ADI for $34.1 million in cash, net of cash received. Additionally, the Company purchased all outstanding shares of Ridge not owned by it for 1.2 million shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge, with a carrying value of $1.5 million. The $1.5 million carrying value is net of a $3.5 million write-down of the investment balance taken in the third quarter of fiscal 1998 for an identified impairment. Additionally, the Company incurred $1.2 million in professional fees related to the acquisitions. Cash paid in connection with these acquisitions (net of cash received) was $34.1 million.

    FINANCING ACTIVITIES. Net cash used for financing activities for the first quarter of fiscal 2000 totaled $98.4 million compared to net cash provided by financing activities of $4.5 million in the corresponding period of fiscal 1999. During the first quarter of fiscal 2000, the Company repurchased 4.8 million shares of its common stock for $131.2 million. The repurchases were offset, in part, by proceeds of $32.8 million received from the issuance of common stock to employees through its stock option and employee stock purchase plans.

    LIQUIDITY. At June 30, 1999, the Company's principal sources of liquidity consisted of $733.7 million of cash, cash equivalents and marketable securities and an unsecured $60.0 million revolving line of credit. As of June 30, 1999, the Company had no borrowings that were outstanding under the line of credit. The Company believes existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations through fiscal 2000.

    RECENT ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of fiscal 2002 but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

    YEAR 2000. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

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

    The Company believes that its products are Year 2000 Compliant. The majority of the Company's products are not date sensitive. However, for those products that are date sensitive, the Company, as a standard part of its product development cycle, since fiscal 1997, has had procedures, tests, and methodologies that have been in effect to ensure each product's Year 2000 Compliance readiness.

    In addition, the Company has defined its critical suppliers and communicated with them to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies, on which the Company's operations rely, will be remediated in a timely manner, or that a failure to become Year 2000 Compliant by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The Company's costs to date related to the Year 2000 Compliance issue consist primarily of reallocation of internal resources to evaluate and assess systems and products as described above and to plan testing and remediation efforts. The total cost to the Company for Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year (less than $1.0 million). Such costs exclude costs to implement the ERP system and the reallocation of internal resources, as these costs are not considered incremental to the Company. These costs and the date on which the Company plans to complete the Year 2000 Compliance remediation and testing processes are based on management's best estimates, which were derived utilizing various assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

    The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 Compliant. It is also in the process of creating a contingency plan for internal and external sources, including key suppliers, which it expects to complete in the first half of fiscal 2000.

CERTAIN FACTORS BEARING ON FUTURE OPERATING RESULTS

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

    FUTURE OPERATING RESULTS SUBJECT TO FLUCTUATION. In the second half of fiscal 1998 and the first half of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, fiscal 1999 operating results were significantly impacted by unusual charges and credits including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets and terminations of senior executives and the gain on the sale of PTS and the gain on the sale of land. Operating results for the first quarter of fiscal 2000 were also impacted by a gain on the sale of land. Additionally, operating results beginning in the second quarter of fiscal 2000 will be affected by the recent acquisition of CeQuadrat GmbH, specifically increased goodwill amortization expense and the anticipated write-off of acquired in-process technology. In the future, the Company's operating results may fluctuate as a result of the factors described above and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its Host I/O products and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short-term, if revenues do not meet the Company's expectations then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter, which do not meet the expectations of securities analysts, are likely to cause volatility in the price of the Company's common stock.

    CERTAIN RISKS ASSOCIATED WITH THE HIGH-PERFORMANCE COMPUTER MARKET. The Company's Host I/O products are used primarily in high performance computer systems designed to support bandwidth-intensive applications and operating systems. Historically, the Company's growth has been supported by increasing demand for systems that support client/server and Internet/intranet applications, computer-aided engineering, desktop publishing, multimedia, and video. Beginning in the second half of fiscal 1998, the demand for such systems slowed as more businesses chose to use relatively inexpensive PC's for desktop applications and information technology managers shifted resources toward resolving Year 2000 problems and investing in network infrastructure. Should demand for such systems continue to slow, the Company's business or operating results could be materially adversely affected by a resulting decline in demand for the Company's products.

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

    CERTAIN RISKS ASSOCIATED WITH THE SOFTWARE MARKET. The Company's Software products are used primarily in high performance computer systems to enable the control of SCSI peripherals and/or enable CD-R and CD-RW. The Company's sales are primarily to major OEM's and distributors, thus the Company's business depends on general economic and business conditions and the growth of the CD-R and high-performance computer markets. Should demand for the Company's products slow and/or the CD-R market not develop as quickly as expected, the Company's business or operating results could be materially adversely affected by a resulting decline in demand for the Company's products.

    RELIANCE ON INDUSTRY STANDARDS, TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, Ultra SCSI, Ultra2 SCSI, Ultra3 SCSI, PCI, RAID, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected. For example, the Company believes that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have materially adversely affected the sales of the Company's products and may materially adversely affect the Company's future sales.

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

    CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS. In July 1999, the Company acquired CeQuadrat GmbH in an acquisition accounted for using the purchase method of accounting. As part of its overall strategy, the Company may continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with this or other business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

    CERTAIN RISKS ASSOCIATED WITH RESTRUCTURING ACTIVITIES. During fiscal 1999, the Company decided to exit certain activities and undertook certain restructuring actions. In connection with these actions, the Company effected a workforce reduction of 975 people. There is no assurance that restructuring activities will be successful or have a long-term positive impact on the Company's future operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, attract or retain employees, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have a material adverse impact on the Company's results of operations.

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

    DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS. All of the finished silicon wafers used for the Company's products are currently manufactured to the Company's specifications by independent foundries. The Company currently purchases most of its wafers through a supply agreement with TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. While the quality, yield, and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future. In addition, although the Company has various supply agreements with its supplier, a shortage of raw materials or production capacity could lead the Company's wafer supplier to allocate available capacity to customers other than the Company, or to internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from its foundries would delay production and product shipments and could have a material adverse effect on the Company's business or operating results. The Company expects that it will in the future seek to convert its fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the Company's current supplier was unable or unwilling to satisfy the Company's wafer needs, the Company would be required to identify and qualify additional foundries. There can be no assurance that any additional wafer foundries would become available, that such foundries would be successfully qualified, or that such foundries would be able to satisfy the Company's requirements on a timely basis.

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

    CERTAIN RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company's manufacturing facility and various subcontractors it utilizes from time to time are located primarily in Asia. Additionally, the Company has various sales offices and customers throughout Europe, Japan, and other countries. The Company's international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs, and freight rates. The Company may use forward exchange contracts to manage any exposure associated with certain foreign currency denominated commitments. In addition, because the Company's wafer supplier, TSMC, is located in Taiwan, the Company may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China.

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

    VOLATILITY OF STOCK PRICE. The stock market in general, and the market for shares of technology companies in particular, have from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's common stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's common stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's common stock to fluctuate substantially over short periods.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In June 1998, a derivative action was filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock. In July 1999, the Company entered into an agreement to settle the derivative action. Under the terms of the agreement, the Company will reimburse the fees and costs incurred by the plaintiff's attorney's in an amount to be approved by the court up to a maximum amount of $600,000. The settlement is subject to approval by the court, and does not affect the class action lawsuit still pending in the United States District Court for the Northern District of California.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a.)  Exhibits:

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------
  27.1     Financial Data Schedule for the quarter ended June 30, 1998

  (b.)  Reports on Form 8-K:
       No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  ADAPTEC, INC.

  By:             /s/ ANDREW J. BROWN                Date: August 12, 1999
       -----------------------------------------
                    Andrew J. Brown
                VICE PRESIDENT, FINANCE
                CHIEF FINANCIAL OFFICER
             (PRINCIPAL FINANCIAL OFFICER)

  By:             /s/ KENNETH B. AROLA               Date: August 12, 1999
       -----------------------------------------
                    Kenneth B. Arola
                     VICE PRESIDENT
                  CORPORATE CONTROLLER
             (PRINCIPAL ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                               DESCRIPTION                                              PAGE
-----------  -----------------------------------------------------------------------------------------------  ---------
     27.1    Financial Data Schedule for the quarter ended June 30, 1998

(b.) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter.