Form 10-Q
period 1999-09-30
ADAPTEC INC
filed 1999-11-08
CIK 709804

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Company's common stock as of October 1, 1999 was 102,111,307.

    This document consists of 35 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
Part I. Financial Information

      Item 1. Financial Statements:

            Condensed Consolidated Statements of Operations.............         3

            Condensed Consolidated Balance Sheets.......................         4

            Condensed Consolidated Statements of Cash Flows.............         5

            Notes to Condensed Consolidated Financial Statements........      6-16

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations:

            Results of Operations.......................................     17-23

            Liquidity and Capital Resources.............................        24

            Factors Affecting Future Operating Results..................     24-30

            Normalized Results of Operations............................     30-32

      Item 3. Quantitative and Qualitative Disclosures About Market
      Risk..............................................................        32

Part II. Other Information

      Item 2. Changes in Securities and Use of Proceeds.................        33

      Item 4. Submission of Matters to a Vote of Security Holders.......        33

      Item 5. Other Information.........................................     33-34

      Item 6. Exhibits and Reports on Form 8-K..........................        34

Signatures..............................................................        35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTH              SIX MONTH
                                                         PERIOD ENDED            PERIOD ENDED
                                                     ---------------------   ---------------------
                                                     SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                       1999        1998        1999        1998
                                                     ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.......................................  $194,280    $143,922    $386,658    $ 324,552
Cost of revenues...................................    66,267      63,087     133,054      142,825
                                                     --------    --------    --------    ---------
Gross profit.......................................   128,013      80,835     253,604      181,727
                                                     --------    --------    --------    ---------
Operating expenses:
  Research and development.........................    23,210      40,817      47,735       84,814
  Sales, marketing and administrative..............    40,242      44,842      79,610       92,444
  Amortization of goodwill and other intangibles...     2,255       1,540       2,750        3,763
  Write-off of acquired in-process technology......     3,016          --       3,016       45,482
  Restructuring and other charges..................        --      31,924          --       62,187
                                                     --------    --------    --------    ---------
Total operating expenses...........................    68,723     119,123     133,111      288,690
                                                     --------    --------    --------    ---------
Income (loss) from operations......................    59,290     (38,288)    120,493     (106,963)
Interest and other income..........................     8,193       7,912      20,144       17,045
Interest expense...................................    (2,962)     (3,047)     (5,921)      (6,114)
                                                     --------    --------    --------    ---------
Income (loss) before provision (benefit) for income
  taxes............................................    64,521     (33,423)    134,716      (96,032)
Provision (benefit) for income taxes...............    18,909      (7,499)     38,564      (11,359)
                                                     --------    --------    --------    ---------
Net income (loss)..................................  $ 45,612    $(25,924)   $ 96,152    $ (84,673)
                                                     ========    ========    ========    =========

Net income (loss) per share:
  Basic............................................  $   0.44    $  (0.23)   $   0.93    $   (0.75)
                                                     ========    ========    ========    =========
  Diluted..........................................  $   0.42    $  (0.23)   $   0.88    $   (0.75)
                                                     ========    ========    ========    =========

Shares used in computing net income (loss) per
  share:
  Basic............................................   102,523     111,583     103,333      112,892
                                                     ========    ========    ========    =========
  Diluted..........................................   108,610     111,583     109,174      112,892
                                                     ========    ========    ========    =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                   1999           1999
                                                              --------------   ----------
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  142,625     $  317,580
  Marketable securities.....................................       560,401        426,332
  Accounts receivable, net..................................        83,612         67,158
  Inventories...............................................        48,888         50,838
  Prepaid expenses..........................................        15,259         15,920
  Other current assets......................................        84,895        132,189
                                                                ----------     ----------
    Total current assets....................................       935,680      1,010,017
Property and equipment, net.................................       112,658        126,734
Other long-term assets......................................        53,486         36,317
                                                                ----------     ----------
                                                                $1,101,824     $1,173,068
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   31,699     $   39,487
  Accrued liabilities.......................................       131,861        112,879
                                                                ----------     ----------
    Total current liabilities...............................       163,560        152,366
                                                                ----------     ----------
4 3/4% Convertible Subordinated Notes.......................       230,000        230,000
                                                                ----------     ----------
Contingencies (Note 16)
Stockholders' equity:
  Common stock..............................................           102            106
  Additional paid-in capital................................        15,935        194,521
  Retained earnings.........................................       692,227        596,075
                                                                ----------     ----------
    Total stockholders' equity..............................       708,264        790,702
                                                                ----------     ----------
                                                                $1,101,824     $1,173,068
                                                                ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTH
                                                                  PERIOD ENDED
                                                              ---------------------
                                                              SEPT. 30,   SEPT. 30,
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 138,537   $  72,060
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certain net assets in connection with
  acquisitions, net.........................................    (14,485)    (34,126)
Purchases of property and equipment.........................     (3,866)    (28,671)
Net proceeds from the sale of property and equipment........      1,941          --
Net proceeds from the sale of land held for sale............     16,577          --
Purchases of marketable securities..........................   (724,266)   (279,644)
Sales of marketable securities..............................    385,563     233,307
Maturities of marketable securities.........................    204,634      98,579
Purchase of minority investment.............................     (1,000)         --
                                                              ---------   ---------
NET CASH USED FOR INVESTING ACTIVITIES......................   (134,902)    (10,555)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..................     61,817       9,707
Proceeds from the issuance of put warrants..................      3,725          --
Repurchases of common stock.................................   (244,132)    (97,216)
Principal payments on long-term debt........................         --      (5,550)
                                                              ---------   ---------
NET CASH USED FOR FINANCING ACTIVITIES......................   (178,590)    (93,059)
                                                              ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (174,955)    (31,554)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    317,580     227,183
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 142,625   $ 195,629
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1999 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 7 through 11, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. For presentation purposes, the Company has indicated its second quarter as having ended on September 30, whereas in fact, the Company's second quarter of fiscal 2000 and 1999 ended on October 1, 1999 and October 2, 1998, respectively. The results of operations for the three and six month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

    On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") regarding certain of the Company's previous filings under the Securities Exchange Act of 1934, primarily relating to disclosures in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. Accordingly, the Company has responded to the SEC's inquiries and provided additional disclosures in its fiscal 1999 Annual Report on Form 10-K and all subsequent 1934 Act filings, including this Report on Form 10-Q for the second quarter of fiscal 2000. However, there can be no assurance that the SEC will not take exception with the Company's disclosures and require that the Company make additional disclosures in its periodic reports or further amend its previous filings.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this statement in its first quarter of fiscal 2002, but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

4.  BALANCE SHEET DETAIL

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows:

                                                        SEPTEMBER 30,    MARCH 31,
                                                             1999           1999
                                                        --------------   ----------
                                                              (IN THOUSANDS)
Raw materials.........................................      $13,443        $16,354
Work-in-process.......................................       10,468          8,202
Finished goods........................................       24,977         26,282
                                                            -------        -------
                                                            $48,888        $50,838
                                                            =======        =======

    The components of accrued liabilities are as follows:

                                                       SEPTEMBER 30,    MARCH 31,
                                                            1999           1999
                                                       --------------   ----------
                                                             (IN THOUSANDS)
Accrued compensation and related taxes...............     $ 32,876       $ 22,137
Sales and marketing related..........................        7,598          7,708
Tax related..........................................       68,537         65,754
Other................................................       22,850         17,280
                                                          --------       --------
                                                          $131,861       $112,879
                                                          ========       ========

5.  LINE OF CREDIT

    In March 1999, the Company obtained an unsecured $60.0 million revolving line of credit which expires on March 25, 2000. No borrowings were outstanding under this line of credit as of September 30, 1999. The interest rate and commitment fee is based on a pricing matrix, which correlates with the Company's credit rating. Under the arrangement, the Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of September 30, 1999.

6.  LONG-TERM DEBT

    In June 1992, the Company entered into a $17.0 million term loan agreement bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. In the first quarter of fiscal 1999, the Company paid the remaining outstanding principal and interest due on the loan.

7.  STATEMENTS OF OPERATIONS

    Restructuring and other charges included:

                                                          THREE MONTH            SIX MONTH
                                                         PERIOD ENDED          PERIOD ENDED
                                                      SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                      -------------------   -------------------
                                                                   (IN THOUSANDS)
Acquisition related costs (Note 10).................        $    --               $21,463
Restructuring charges (Note 9)......................         24,530                33,330
Asset impairments and other charges (Note 10).......          7,394                 7,394
                                                            -------               -------
Total restructuring and other charges...............        $31,924               $62,187
                                                            =======               =======

    There were no restructuring and other charges incurred during the second quarter and first half of fiscal 2000.

    Interest and other income included:

                                                        THREE MONTH              SIX MONTH
                                                       PERIOD ENDED            PERIOD ENDED
                                                   ---------------------   ---------------------
                                                   SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                     1999        1998        1999        1998
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)
Interest income..................................   $8,193      $7,912      $16,631     $17,045
Gain on sale of land (Note 11)...................       --          --        3,513          --
                                                    ------      ------      -------     -------
Total interest and other income..................   $8,193      $7,912      $20,144     $17,045
                                                    ======      ======      =======     =======

8.  RELATED PARTY TRANSACTIONS AND BUSINESS COMBINATIONS

    CEQUADRAT: In July 1999, the Company purchased CeQuadrat GmbH ("CeQuadrat"), a developer of CD-R software products, for $24.0 million in cash. As part of the purchase agreement, the Company held back $4.8 million of the purchase price for unknown liabilities that may have existed as of the acquisition date. The amount held back will be paid for such unknown liabilities or to the seller within 12 months from the acquisition date and was capitalized as part of the purchase price. Additionally, the Company incurred $0.3 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

    The Company accounted for the acquisition of CeQuadrat using the purchase method of accounting and, excluding the write-off of acquired in-process technology, the impact of the acquisition was not material to the Company's consolidated financial results of operations from the acquisition date. The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

                                                              (IN THOUSANDS)
Net tangible assets.........................................     $   123
In-process technology.......................................       3,016
Goodwill and other intangible assets:
  Goodwill..................................................      10,341
  Purchased technology......................................       3,140
  Covenant not to compete...................................       4,360
  Acquired employees........................................       1,173
  OEM relationships.........................................       1,186
  Trade name................................................         953
                                                                 -------
                                                                 $21,153
                                                                 -------
Net assets acquired.........................................     $24,292
                                                                 =======

    The net tangible assets acquired were comprised primarily of cash and receivables offset by accrued liabilities. The acquired in-process technology was written-off in the second quarter of fiscal 2000. The goodwill will be amortized over a period of 3 years. The other intangible assets, having a similar estimated life as the goodwill, will be amortized over the same period.

    The $3.0 million allocation of the purchase price to the acquired in-process technology has been determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and CD backup software; the amount of in-process technology allocated to each of the projects was $0.6 million, $2.2 million and $0.2 million, respectively. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

    NET CASH FLOWS. The net cash flows from the identified projects were based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates were based on the assumptions mentioned below. The research and development costs excluded costs to bring acquired in-process projects to technological feasibility.

    The estimated revenues were based on management projections of the acquired in-process projects for the next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and the CD backup software. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from all of the acquired in-process technology products are expected to peak in fiscal 2002 and decline in fiscal 2003 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

    Projected gross margins were based on CeQuadrat's historical margins which were in line with the Company's Software segment that acquired CeQuadrat. The estimated selling, general and administrative costs, as well as research and development costs, were consistent with CeQuadrat's historical cost structure.

    ROYALTY RATE. The Company applied a royalty charge of 30% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

    DISCOUNT RATE. Discounting the net cash flows back to their present value was based on the cost of capital for well managed venture capital funds which typically have similar risk and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 30% for each of the acquired in-process technology projects. Higher required rates of return, which would correspond to higher risk, are partially mitigated by the Company's expertise in the CD-R market.

    PERCENTAGE OF COMPLETION. The percentage of completion for the projects was determined using costs incurred by CeQuadrat prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility. The Company estimates, as of the acquisition date, the next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and the CD backup software projects were 82%, 69% and 82% complete, respectively, and the estimated costs to complete the projects were approximately $0.1 million in aggregate. Substantially all of the acquired in-process technology projects were expected to be completed during the third quarter of fiscal 2000.

    RIDGE: In May 1998, the Company purchased Ridge Technologies, Inc. ("Ridge"), a development stage company, for 1.2 million shares of the Company's common stock valued at $21.2 million, and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of $1.5 million and Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. The Company incurred $0.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction. In-process technology was valued at $39.4 million and was written-off in the first quarter of fiscal 1999. In August 1998, the Company divested the storage subsystems business, abandoned the in-process technology projects (these projects remained incomplete from the date of acquisition through abandonment) and wrote-off the remaining unamortized goodwill of $0.6 million and other intangible asset of $1.2 million associated with Ridge. The aggregate impact of this acquisition was not material to the Company's consolidated financial results of operations from the acquisition date. The tangible liabilities assumed exceeded the tangible assets acquired. The purchase price allocation is included in the Company's fiscal 1999 Annual Report on Form 10-K.

    ADI: In April 1998, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") for $34.4 million in cash. The ASIC technologies purchased from ADI were to be incorporated into the mainstream removable Peripheral Technology Solutions ("PTS") business line upon completion. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. The Company incurred $0.4 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction. The acquired in-process technology was valued at $6.1 million and was written-off in the first quarter of fiscal 1999. In January 1999, the Company sold the mainstream removable PTS business line, including the in-process technologies purchased from ADI (these projects remained incomplete from the date of acquisition through their disposition), and relieved the remaining unamortized goodwill of $18.3 million and other intangible asset of $1.7 million associated with the ASIC technologies purchased from ADI. The aggregate impact of this acquisition was not material to the Company's consolidated financial results of operations from the acquisition date. The purchase price allocation is included in the Company's fiscal 1999 Annual Report on Form 10-K.

    DPT: On November 1, 1999, the Company announced that it signed a letter of intent to acquire Distributed Processing Technology ("DPT") for $235.0 million, including cash and assumed stock options. DPT is a leading supplier of high-performance storage solutions, including adapters, RAID controllers, storage subsystems, and management software. However, the acquisition is subject to the Company and DPT reaching a definitive agreement, to regulatory approval, and to certain other contingencies. If the acquisition is consummated, the Company will account for the acquisition using the purchase method and will evaluate the allocation of the purchase price to the assets acquired, which may include in-process technology that will be written-off, and goodwill that will be amortized over the benefit period.

9.  RESTRUCTURING

    In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $8.8 million, comprised primarily of severance and benefits. In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. The second quarter restructuring charge was comprised primarily of severance and benefits and the write-off of fixed assets, inventory and other current and long-term assets. In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $6.6 million, net of an adjustment to the restructuring charges taken in the first and second quarters of fiscal 1999 of $1.2 million. The fourth quarter restructuring charge was comprised primarily of severance and benefits.

    In total, the Company recorded $39.9 million in restructuring charges during fiscal 1999, of which $17.4 million were non-cash charges. During fiscal 1999, the Company paid $20.0 million in cash relating to restructuring activities. The restructuring reserve balance at March 31, 1999 was comprised of $1.5 million for severance and benefits and $1.0 million for other charges, primarily lease payments for vacated facilities. As of September 30, 1999, substantially all of the reserve balance has been paid out.

10.  ASSET IMPAIRMENT AND OTHER CHARGES

    The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million in the second quarter of fiscal 1999, including $1.4 million in manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of $2.6 million of non-trade related receivables previously classified in "Other current assets" in the Condensed Consolidated Balance Sheets.

    Additionally, the Company recorded executive termination costs of $3.4 million in the second quarter of fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefits payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements.

    In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred $7.8 million in other acquisition related charges, including legal, consulting and other costs. The Company expensed the entire $21.5 million in fees associated with this terminated acquisition in the first quarter of fiscal 1999.

11.  ASSETS HELD FOR SALE

    In March 1999, the Company sold land located in California for net proceeds of $5.1 million resulting in a gain of $1.6 million recorded in the fourth quarter of fiscal 1999. Net proceeds from the sale were received in April 1999.

    As of March 31, 1999, the Company had $41.1 million in assets held for sale which were included in "Other current assets" in the Condensed Consolidated Balance Sheet, representing several pieces of land in California and land and a building in Colorado. In April 1999, the Company sold some land held for sale in California for net proceeds of $11.5 million resulting in a gain of $3.5 million recorded in the first quarter of fiscal 2000. The gain is included in "Interest and other income" in the Condensed Consolidated Statement of Operations for the six month period ended September 30, 1999. Net proceeds from the sale were received in April 1999. The remaining assets held for sale are valued at cost and included in "Other current assets" in the Condensed Consolidated Balance Sheet. The Company expects to sell these assets within the next six months.

12.  NET INCOME (LOSS) PER SHARE

    Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

                                         THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                            SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders...........    $45,612        102,523        $0.44       $(25,924)      111,583       $(0.23)
                                                                  =====                                    ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents:
  Stock options.................         --          6,075                          --            --
  Put warrants..................         --             12                          --            --
                                    -------        -------                    --------       -------
                                         --          6,087                          --            --
DILUTED NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders and
  assumed conversions...........    $45,612        108,610        $0.42       $(25,924)      111,583       $(0.23)
                                    =======        =======        =====       ========       =======       ======

                                          SIX MONTH PERIOD ENDED                    SIX MONTH PERIOD ENDED
                                            SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders...........    $96,152        103,333        $0.93       $(84,673)      112,892       $(0.75)
                                                                  =====                                    ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents:
  Stock options.................         --          5,829                          --            --
  Put warrants..................         --             12                          --            --
                                    -------        -------                    --------       -------
                                         --          5,841                          --            --
DILUTED NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders and
  assumed conversions...........    $96,152        109,174        $0.88       $(84,673)      112,892       $(0.75)
                                    =======        =======        =====       ========       =======       ======

    Additional options to purchase 584,000 shares of common stock were outstanding at September 30, 1999, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common shares during the second quarter of fiscal 2000. The conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were also not included in the computation of diluted net income per share for the second quarter and first half of fiscal 2000 because they were anti-dilutive.

    Options to purchase 22,100,000 shares of common stock were outstanding at September 30, 1998, however, the stock options and the conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were not included in the computations of net loss per share for the second quarter and first half of fiscal 1999 because they were anti-dilutive.

13.  STOCK REPURCHASES

    In January 1998, the Company's Board of Directors approved a stock buy back program under which the Company could repurchase up to 10.0 million shares of its common stock in the open market. During the second quarter of fiscal 1999, the Company repurchased and retired 8,261,000 shares of its common stock for $97.2 million under this program. The transactions were recorded as reductions to common stock and additional paid-in-capital.

    In October 1998, the Company's Board of Directors approved a stock buy back program under which the Company could repurchase up to $200.0 million of its common stock in the open market. In May 1999, the Company's Board of Directors approved another stock buy back program under which the Company could repurchase up to an additional $200.0 million of its common stock in the open market. During the second quarter and first half of fiscal 2000, the Company repurchased and retired 3,054,000 and 7,902,000 shares of its common stock for $112.9 million and $244.1 million, respectively, under the October 1998 and May 1999 stock buy back programs. The transactions were recorded as reductions to common stock and additional paid-in-capital.

    Aggregate purchases under the October 1998 and May 1999 programs were $343.4 million as of September 30, 1999, leaving $56.6 million remaining authorized for stock buy back under the May 1999 program.

    In the second quarter of fiscal 2000, the Company sold put warrants that could potentially obligate the Company to buy back up to 1.0 million shares of its common stock at prices ranging from $37 to $39. In exchange, the Company received up front premiums of $3.7 million which were used for general business purposes. The settlement terms include physical settlement, cash settlement or net-share settlement at the option of the Company. The warrants expire during the third quarter of fiscal 2000. The impact on diluted earnings per share for the second quarter and first half of fiscal 2000 was minimal (Note 12).

14.  STOCK PLANS

    During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Plan as of the date of stockholder approval plus (c) any shares returned to the 1990 Stock Plan after the date of stockholder approval of the 1999 Stock Plan as a result of termination of options under the 1990 Stock plan. Upon stockholder approval of the 1999 Stock Plan, the 1990 Stock Plan was terminated with respect to new option grants.

    The 1999 Stock Plan provides for granting of incentive and nonstatutory stock options to employees, consultants and directors of the Company. Options granted under this plan are for periods not to exceed ten years, and are granted at prices not less than 100% and 85% for incentive and nonstatutory stock options, respectively, of the fair market value on the date of grant. Generally, stock options become fully vested and exercisable over a four-year period. As of September 30, 1999, no shares were issued under the 1999 Stock Plan.

15.  INCOME TAXES

    Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective income tax rate. In the second quarter of fiscal 1999, the Company's effective income tax rate, excluding the write-off of acquired in-process technology, was 25%. In the third quarter of fiscal 1999, the Company's effective income tax rate changed from 25% to 28% due to a geographic shift of earnings resulting from restructuring activities and business divestitures.

    The Company recorded an income tax provision of $18.9 million representing 29.3% of income before provision for income taxes for the second quarter of fiscal 2000 compared with a $7.5 million income tax benefit representing 22.4% of the loss before benefit for income taxes for the second quarter of fiscal 1999. The effective income tax rate used to calculate the income tax provision for the second quarter of fiscal 2000 was higher than 28% primarily as a result of the acquired in-process technology charge associated with the acquisition of CeQuadrat, for which no tax benefit was provided. The effective income tax rate used to calculate the income tax benefit for the second quarter of fiscal 1999 was lower than 25% primarily as a result of the write-off of goodwill and other intangible asset, for which no tax benefit was provided.

16.  CONTINGENCIES

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

    In addition, a derivative action was filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. In July 1999, the Company entered into an agreement to settle the derivative action. Under the terms of the agreement, the Company will reimburse the fees and costs incurred by the plaintiff's attorney in an amount to be approved by the court up to a maximum amount of $600,000. The settlement is subject to approval by the court, and does not affect the class action lawsuit still pending. The potential liability is included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet at September 30, 1999.

    An outside party has contacted the Company regarding alleged infringement of certain patents. The Company is discussing resolutions of these claims including a possible cross-license agreement. However, there can be no assurance the Company will be able to obtain acceptable terms or conditions for such a license, in which case, these claims may result in litigation. While the outcome is not possible to determine, the Company believes the resolution of these claims will not have a material adverse impact on the Company's financial position.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse impact on the Company's consolidated financial position or results of operations.

    The IRS is currently auditing the Company's federal income tax returns for its fiscal years 1994 through 1996. No proposed adjustments have been received for these years. The Company believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

17.  SEGMENT REPORTING

    The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" in its fiscal 1999 Annual Report on Form 10-K. The Company evaluated its product segments in accordance with SFAS 131 and concluded that its reportable segments are Host I/O, RAID (Redundant Array of Independent Disks), Software and PTS.

    The Host I/O segment designs, develops, manufactures and markets host bus adapter ("HBA") boards and chips that allow computers to transfer information to and from peripherals, such as hard disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. The Company's HBAs are based on Small Computer System Interface ("SCSI") technology and are utilized in servers, high-end workstations, desktops and laptops where high performance I/O is a vital component of overall system performance.

    The RAID segment designs, develops, manufactures and markets bus-based and microprocessor-based RAID solutions. These products are utilized from entry level workstations to enterprise-class servers. The Company's RAID adapters provide performance and functionality, incorporate the latest technical innovations, and offer superior software functionality to make RAID fast, simple and reliable.

    The Software segment designs, develops and markets primarily application software for optical peripherals, including CD-R, CD-RW and DVD recordable devices. In addition, the segment offers software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's application software products allow users to store data, including audio, video and still photos, to virtually all marketed CD-R and CD-RW drives using industry standard formats. The application software, along with the peripherals, provide users with a cost effective alternative to other forms of removable media for general purpose computing needs, including the ability to transfer downloaded music from the Internet to CDs for private use or creating compilations of music from purchased music CD labels. The Company's CD-R software offerings are available as stand-alone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

    In July 1999, the Company acquired CeQuadrat, a German-based software company, also providing CD-R and CD-RW products. With the acquisition, came enhanced product development and engineering expertise, as well as a greater European customer base. Results of CeQuadrat have been combined with those of the Company, specifically the Software segment, for the second quarter of fiscal 2000.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and ST Microelectronics, Inc. ("ST"), respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

    Summarized pre-tax financial information concerning the Company's reportable segments is shown in the following table. The Company does not identify or allocate assets or depreciation by operating segments nor are the segments evaluated under these criteria. The "Other" column includes corporate related items and income and expenses not allocated to reportable segments, primarily unusual transactions and business lines divested in fiscal 1999.

                                                          THREE MONTH              SIX MONTH
                                                         PERIOD ENDED            PERIOD ENDED
                                                     ---------------------   ---------------------
                                                     SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                       1999        1998        1999        1998
                                                     ---------   ---------   ---------   ---------
                                                                    (IN THOUSANDS)
HOST I/O:
  Net revenues.....................................  $149,312    $103,802    $307,661    $ 230,881
  Segment profit...................................    64,708      22,999     132,679       58,045

RAID:
  Net revenues.....................................    28,644       3,465      52,120        9,850
  Segment profit (loss)............................     3,102      (5,331)      4,209       (9,783)

SOFTWARE:
  Net revenues.....................................    14,074      10,485      24,627       21,979
  Segment profit (loss)............................      (989)      1,303      (1,120)       3,957

PTS:
  Net revenues.....................................        --      25,603          --       60,525
  Segment loss.....................................        --     (10,904)         --      (20,716)

OTHER:
  Net revenues.....................................     2,250         567       2,250        1,317
  Segment loss.....................................    (2,300)    (41,490)     (1,052)    (127,535)

    The following table presents the details of "Other" segment loss:

                                                            THREE MONTH              SIX MONTH
                                                           PERIOD ENDED            PERIOD ENDED
                                                       ---------------------   ---------------------
                                                       SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                         1999        1998        1999        1998
                                                       ---------   ---------   ---------   ---------
                                                                      (IN THOUSANDS)
Losses from divested business lines..................   $    --    $(15,375)   $     --    $ (31,659)
Unallocated corporate profit (loss)..................    (4,515)        944     (12,259)         862
Interest and other income............................     8,193       7,912      20,144       17,045
Interest expense.....................................    (2,962)     (3,047)     (5,921)      (6,114)
Write-off of acquired in-process technology..........    (3,016)         --      (3,016)     (45,482)
Restructuring and other charges......................        --     (31,924)         --      (62,187)
                                                        -------    --------    --------    ---------
Total................................................   $(2,300)   $(41,490)   $ (1,052)   $(127,535)
                                                        =======    ========    ========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                                                 THREE MONTH              SIX MONTH
                                                                PERIOD ENDED            PERIOD ENDED
                                                            ---------------------   ---------------------
                                                            SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                              1999        1998        1999        1998
                                                            ---------   ---------   ---------   ---------
Net revenues..............................................    100.0%      100.0%      100.0%      100.0%
Cost of revenues..........................................     34.1        43.8        34.4        44.0
                                                              -----       -----       -----       -----
Gross margin..............................................     65.9        56.2        65.6        56.0
                                                              -----       -----       -----       -----
Operating expenses:
  Research and development................................     11.9        28.4        12.3        26.1
  Sales, marketing and administrative.....................     20.7        31.1        20.6        28.4
  Amortization of goodwill and other intangibles..........      1.2         1.1         0.7         1.2
  Write-off of acquired in-process technology.............      1.6          --         0.8        14.0
  Restructuring and other charges.........................       --        22.2          --        19.2
                                                              -----       -----       -----       -----
Total operating expenses..................................     35.4        82.8        34.4        88.9
                                                              -----       -----       -----       -----
Income (loss) from operations.............................     30.5       (26.6)       31.2       (32.9)
Interest and other income.................................      4.2         5.5         5.2         5.2
Interest expense..........................................     (1.5)       (2.1)       (1.5)       (1.9)
                                                              -----       -----       -----       -----
Income (loss) before provision (benefit) for income
  taxes...................................................     33.2       (23.2)       34.9       (29.6)
Provision (benefit) for income taxes......................      9.7        (5.2)       10.0        (3.5)
                                                              -----       -----       -----       -----
Net income (loss).........................................     23.5%      (18.0)%      24.9%      (26.1)%
                                                              =====       =====       =====       =====

    SEC COMMENT LETTER. On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") regarding certain of the Company's previous filings under the Securities Exchange Act of 1934, primarily relating to disclosures in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. Accordingly, the Company has responded to the SEC's inquiries and provided additional disclosures in its fiscal 1999 Annual Report on Form 10-K and all subsequent 1934 Act filings, including this Report on Form 10-Q for the second quarter of fiscal 2000. However, there can be no assurance that the SEC will not take exception with the Company's disclosures and require that the Company make additional disclosures in its periodic reports or further amend its previous filings.

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

    The Host I/O segment designs, develops, manufactures and markets host bus adapter ("HBA") boards and chips that allow computers to transfer information to and from peripherals, such as hard disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. The Company's HBAs are based on Small Computer System Interface ("SCSI") technology and are utilized in servers, high-end workstations, desktops and laptops where high performance I/O is a vital component of overall system performance.

    The RAID segment designs, develops, manufactures and markets bus-based and microprocessor-based RAID solutions. These products are utilized from entry level workstations to enterprise-class servers. The Company's RAID adapters provide performance and functionality, incorporate the latest technical innovations, and offer superior software functionality to make RAID fast, simple and reliable.

    The Software segment designs, develops and markets primarily application software for optical peripherals, including CD-R, CD-RW and DVD recordable devices. In addition, the segment offers software utility products that simplify connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's application software products allow users to store data, including audio, video and still photos, to virtually all marketed CD-R and CD-RW drives using industry standard formats. The application software, along with the peripherals, provide users with a cost effective alternative to other forms of removable media for general purpose computing needs, including the ability to transfer downloaded music from the Internet to CDs for private use or creating compilations of music from purchased music CD labels. The Company's CD-R software offerings are available as stand-alone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

    In July 1999, the Company acquired CeQuadrat GmbH ("CeQuadrat"), a German-based software company, also providing CD-R and CD-RW products. With the acquisition, came enhanced product development and engineering expertise, as well as a greater European customer base. Results of CeQuadrat have been combined with those of the Company, specifically the Software segment, for the second quarter of fiscal 2000.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and ST Microelectronics, Inc. ("ST"), respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

    NET REVENUES. Net revenues were $194.3 million and $386.7 million for the second quarter and first half of fiscal 2000, respectively, an increase of 35.0% and 19.1% from net revenues of $143.9 million and $324.6 million for the second quarter and first half of fiscal 1999, respectively.

    Net revenues for the second quarter of fiscal 2000 were comprised of $149.3 million from the Host I/O segment, an increase of 43.8% from the second quarter of fiscal 1999, $28.6 million from the RAID segment, an increase of 726.7% from the second quarter of fiscal 1999, $14.1 million from the Software segment, an increase of 34.2% from the second quarter of fiscal 1999, and $2.3 million representing unallocated corporate net revenues. Net revenues for the second quarter of fiscal 1999 also included $25.6 million from the PTS segment. Excluding the PTS segment, total net revenues increased $76.0 million or 64.2% in the second quarter of fiscal 2000, compared to the second quarter of fiscal 1999.

    Net revenues for the first half of fiscal 2000 were comprised of $307.7 million from the Host I/O segment, an increase of 33.3% from the first half of fiscal 1999, $52.1 million from the RAID segment, an increase of 429.1% from the first half of fiscal 1999, $24.6 million from the Software segment, an increase of 12.0% from the first half of fiscal 1999, and $2.3 million representing unallocated corporate net revenues. Net revenues for the first half of fiscal 1999 also included $60.5 million from the PTS segment. Excluding the PTS segment, total net revenues increased $122.6 million or 46.4% in the first half of fiscal 2000, compared to the first half of fiscal 1999.

    Net revenues from the Host I/O segment increased year over year as a result of increased demand for high performance I/O. The demand for high performance I/O increased due to growth in on-line applications like electronic commerce, on-line publishing, and the proliferation of the Internet and corporate intranets. Additionally, in the second quarter of fiscal 1999, the Company focused on reducing inventory in the distribution channel as a result of Ultra-DMA penetration in the desktop market.

    Net revenues from the RAID segment increased year over year as a result of sales of the Company's high-end RAID product which was first introduced in the third quarter of fiscal 1999. Currently, the

Company ships to one significant RAID original equipment manufacturer ("OEM") customer. However, the Company is continuing to market its RAID products to all major server manufacturers and continues to work closely with the OEMs on the design of current and next generation products to meet customer requirements. The Company also experienced significant growth year over year in its low-end RAID products through channel distribution.

    Net revenues from the Software segment increased year over year primarily due to worldwide growth in the CD-R and CD-RW drive markets and additional design wins with PC system OEMs in fiscal 2000. Additionally, net revenues increased due to shipments of the Company's Easy CD Creator 4.0 Deluxe product, which was first introduced at the end of the first quarter of fiscal 2000, and the acquisition of CeQuadrat, which contributed additional net revenues. The increase in net revenues for the first half of fiscal 2000, compared to the first half of fiscal 1999 was partially offset by increased unit volume at lower per unit royalties on the Company's other software products, as the Company strives to maintain its market share in the rapidly expanding CD-R peripheral market.

    GROSS MARGIN. Gross margin in the second quarter and first half of fiscal 2000 was 65.9% and 65.6%, respectively, compared to 56.2% and 56.0% in the second quarter and first half of fiscal 1999. The higher gross margin experienced in the first half of fiscal 2000 primarily resulted from the exclusion of net revenues and cost of sales from PTS products included in the fiscal 1999 gross margin. The PTS products generally obtained a lower gross margin than the Host I/O segment, which represented the largest percentage of net revenues. Excluding the PTS segment, gross margin in the second quarter and first half of fiscal 1999 was 60.8% and 61.6%, respectively. Excluding the PTS segment, the increase in gross margin was due to manufacturing efficiencies obtained through greater production volumes, as well as improved pricing obtained from the Company's global suppliers in the first half of fiscal 2000.

    RESEARCH AND DEVELOPMENT. Spending for research and development was $23.2 million and $47.7 million for the second quarter and first half of fiscal 2000, respectively, representing a decrease of 43.1% and 43.7% from $40.8 million and $84.8 million for the second quarter and first half of fiscal 1999, respectively. The decrease in spending for research and development was primarily due to $10.5 million and $21.3 million of spending related to the PTS segment included in the second quarter and first half of fiscal 1999, respectively. The decrease in spending for research and development was also attributable to Company-wide cost reduction programs initiated in fiscal 1999 which included reductions in workforce and the curtailment of costs related to the divesting of certain unprofitable business activities. The Company initiated cost reduction programs in order to bring operating expenses in line with net revenues and the business divestitures were completed to further management's objective to refocus the business. Research and development expenses, as a percentage of net revenues, decreased to 11.9% and 12.3% in the second quarter and first half of fiscal 2000, respectively, from 28.4% and 26.1% in the second quarter and first half of fiscal 1999, respectively.

    SALES, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $40.2 million and $79.6 million for the second quarter and first half of fiscal 2000, respectively, representing a decrease of 10.3% and 13.9% from $44.8 million and $92.4 million for the second quarter and first half of fiscal 1999, respectively. The decrease in spending for selling, marketing and administrative activities was primarily due to $4.0 million and $7.7 million of spending from the PTS segment included in the second quarter and first half of fiscal 1999, respectively. The decrease in spending for selling, marketing and administrative activities was also attributable to Company-wide cost reductions initiated in fiscal 1999, specifically reductions in workforce. As discussed above, the Company initiated cost reduction programs in order to bring operating expenses in line with net revenues. Sales, marketing and administrative expenses, as a percentage of net revenues, decreased to 20.7% and 20.6% in the second quarter and first half of fiscal 2000, respectively, from 31.1% and 28.4% in the second quarter and first half of fiscal 1999, respectively.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $2.3 million and $2.8 million for the second quarter and first half of fiscal 2000, respectively, compared to $1.5 million and $3.8 million for the second quarter and first half of fiscal 1999, respectively. Amortization of goodwill and other intangibles for fiscal 2000 included goodwill associated with the acquisition of Data Kinesis, Inc. ("DKI") and, as it relates to the second quarter, goodwill and other intangibles assets associated with the acquisition of CeQuadrat. Amortization of goodwill and other intangibles for fiscal 1999 included goodwill associated with the acquisition of DKI, Western Digital's Connectivity Solutions Group and Future Domain Corporation, and goodwill and other intangible assets associated with the purchase of Ridge Technologies, Inc. ("Ridge") and the acquisition of read channel and preamplifier ASIC technologies ("ASIC technologies") purchased from Analog Devices, Inc. ("ADI").

    WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. In July 1999, the Company purchased CeQuadrat, a developer of CD-R software products, for $24.0 million in cash. As part of the purchase agreement, the Company held back $4.8 million of the purchase price for unknown liabilities that may have existed as of the acquisition date. The amount held back will be paid for such unknown liabilities or to the seller within 12 months from the acquisition date and was capitalized as part of the purchase price of the transaction. Additionally, the Company incurred $0.3 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price.

    The Company accounted for the acquisition of CeQuadrat using the purchase method of accounting and, excluding the write-off of acquired in-process technology, the impact of the acquisition was not material to the Company's consolidated financial results of operations from the acquisition date. The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

                                                              (IN THOUSANDS)
Net tangible assets.........................................     $   123
In-process technology.......................................       3,016
Goodwill and other intangible assets:
  Goodwill..................................................      10,341
  Purchased technology......................................       3,140
  Covenant not to compete...................................       4,360
  Acquired employees........................................       1,173
  OEM relationships.........................................       1,186
  Trade name................................................         953
                                                                 -------
                                                                 $21,153
                                                                 -------
Net assets acquired.........................................     $24,292
                                                                 =======

    The net tangible assets acquired were comprised primarily of cash and receivables offset by accrued liabilities. The acquired in-process technology was written-off in the second quarter of fiscal 2000. The goodwill will be amortized over a period of 3 years. The other intangible assets, having a similar estimated life as the goodwill, will be amortized over the same period.

    The $3.0 million allocation of the purchase price to the acquired in-process technology has been determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and CD backup software; the amount of in-process technology allocated to each of the projects was $0.6 million, $2.2 million and $0.2 million, respectively. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value.

    In May 1998, the Company purchased Ridge, a development stage company, for
1.2 million shares of the Company's common stock valued at $21.2 million, and assumed stock options valued at $13.1 million. Prior to the acquisition, the Company owned a 19.9% interest in Ridge with a carrying value of $1.5 million and Grant Saviers, former Chairman and CEO of the Company, was a director of Ridge. The Company incurred $0.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction. In-process technology was valued at $39.4 million and was written-off in the first quarter of fiscal 1999. In August 1998, the Company divested the storage subsystems business, abandoned the in-process technology projects (these projects remained incomplete from the date of acquisition through abandonment) and wrote-off the remaining unamortized goodwill of $0.6 million and other intangible asset of $1.2 million associated with Ridge. The aggregate impact of this acquisition was not material to the Company's consolidated financial results of operations from the acquisition date. The tangible liabilities assumed exceeded the tangible assets acquired. The purchase price allocation is included in the Company's fiscal 1999 Annual Report on Form 10-K.

    In April 1998, the Company purchased ASIC technologies from ADI for $34.4 million in cash. The ASIC technologies purchased from ADI were to be incorporated into the mainstream removable Peripheral Technology Solutions ("PTS") business line upon completion. Grant Saviers, former Chairman and CEO of the Company, is a director of ADI. The Company incurred $0.4 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction. The acquired in-process technology was valued at $6.1 million and was written-off in the first quarter of fiscal 1999. In January 1999, the Company sold the mainstream removable PTS business line, including the in-process technologies purchased from ADI (these projects remained incomplete from the date of acquisition through their disposition), and relieved the remaining unamortized goodwill of $18.3 million and other intangible asset of $1.7 million associated with the ASIC technologies purchased from ADI. The aggregate impact of this acquisition was not material to the Company's consolidated financial results of operations from the acquisition date. The purchase price allocation is included in the Company's fiscal 1999 Annual Report on Form 10-K.

    On November 1, 1999, the Company announced that it signed a letter of intent to acquire Distributed Processing Technology ("DPT") for $235.0 million, including cash and assumed stock options. DPT is a leading supplier of high-performance storage solutions, including adapters, RAID controllers, storage subsystems, and management software. However, the acquisition is subject to the Company and DPT reaching a definitive agreement, to regulatory approval, and to certain other contingencies. If the acquisition is consummated, the Company will account for the acquisition using the purchase method and will evaluate the allocation of the purchase price to the assets acquired, which may include in-process technology that will be written-off, and goodwill that will be amortized over the benefit period.

    RESTRUCTURING CHARGES. In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $8.8 million, comprised primarily of severance and benefits. In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first quarter of fiscal 1999 of $1.4 million. The second quarter restructuring charge was comprised primarily of severance and benefits and the write-off of fixed assets, inventory and other current and long-term assets. In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $6.6 million, net of an adjustment to the restructuring charges taken in the first and second quarters of fiscal 1999 of $1.2 million. The fourth quarter restructuring charge was comprised primarily of severance and benefits.

    In total, the Company recorded $39.9 million in restructuring charges during fiscal 1999, of which $17.4 million were non-cash charges. During fiscal 1999, the Company paid $20.0 million in cash relating to restructuring activities. The restructuring reserve balance at March 31, 1999 was comprised of $1.5 million for severance and benefits and $1.0 million for other charges, primarily lease payments for vacated facilities. As of September 30, 1999, substantially all of the reserve balance has been paid out.

    OTHER CHARGES. The Company recorded non-cash impairment charges of $4.0 million in the second quarter of fiscal 1999 including $1.4 million of manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of $2.6 million of non-trade related receivables previously classified in "Other current assets" in the Condensed Consolidated Balance Sheets.

    Additionally, the Company recorded executive termination costs of $3.4 million in the second quarter of fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefits payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements.

    In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred $7.8 million in other acquisition related charges, including legal, consulting and other costs. The Company expensed the entire $21.5 million in fees associated with this terminated acquisition in the first quarter of fiscal 1999.

    INTEREST AND OTHER INCOME. Interest income for the second quarter and first half of fiscal 2000 was $8.2 million and $20.1 million, respectively, compared to $7.9 million and $17.0 million for the second quarter and first half of fiscal 1999, respectively. Interest and other income for the first half of fiscal 2000 consisted of $16.6 million of interest income and $3.5 million from the gain on the sale of land recorded in the first quarter of fiscal 2000. Excluding the gain on the sale of land, interest income for the second quarter and first half of fiscal 2000 remained flat compared to the prior year.

    Interest expense was $3.0 million and $5.9 million for the second quarter and first half of fiscal 2000, respectively, compared to $3.0 million and $6.1 million for the second quarter and first half of fiscal 1999, respectively. The interest expense was primarily related to the 4 3/4% Convertible Subordinated Notes.

    INCOME TAXES. Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective income tax rate. In the second quarter of fiscal 1999, the Company's effective income tax rate, excluding the write-off of acquired in-process technology, was 25%. In the third quarter of fiscal 1999, the Company's effective income tax rate changed from 25% to 28% due to a geographic shift of earnings resulting from restructuring activities and business divestitures.

    The Company recorded an income tax provision of $18.9 million representing 29.3% of income before provision for income taxes for the second quarter of fiscal 2000 compared with a $7.5 million income tax benefit representing 22.4% of the loss before benefit for income taxes for the second quarter of fiscal 1999. The effective income tax rate used to calculate the income tax provision for the second quarter of fiscal 2000 was higher than 28% primarily as a result of the acquired in-process technology charge associated with the acquisition of CeQuadrat, for which no tax benefit was provided. The effective income tax rate used to calculate the income tax benefit for the second quarter of fiscal 1999 was lower than 25% primarily as a result of the write-off of goodwill and other intangible asset, for which no tax benefit was provided.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS 133 for one year, to fiscal years beginning after June 15,

2000. The Company will adopt this statement in its first quarter of fiscal 2002, but does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position, results of operations or cash flows.

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

    The Company presently believes that its products are Year 2000 Compliant. The majority of the Company's products are not date sensitive. However, for those products that are date sensitive, the Company, as a standard part of its product development cycle, has had procedures, tests, and methodologies in effect since fiscal 1997 to ensure each product's Year 2000 Compliance readiness.

    In addition, the Company has defined its critical suppliers and communicated with them to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies, on which the Company's operations rely, will be remediated in a timely manner, or that a failure to become Year 2000 Compliant by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse impact on the Company.

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

    The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 Compliant. The Company has also created a contingency plan for internal and external sources, including key suppliers.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Net cash provided by operating activities for the first half of fiscal 2000 totaled $138.5 million compared to $72.1 million for the first half of fiscal 1999. Net cash provided by operating activities for the first half of fiscal 2000 was primarily attributable to net income of $96.2 million, adjusted for depreciation and amortization expense of $19.4 million and the write-off of acquired in-process technology of $3.0 million. Additionally, net cash provided by operating activities in the first half of fiscal 2000 was generated by the decrease in deferred tax assets of $24.8 million and other current assets of $14.1 million, partially offset by the increase in accounts receivable of $15.4 million and the increase in prepaid expenses of $3.9 million.

    INVESTING ACTIVITIES. Net cash used for investing activities for the first half of fiscal 2000 totaled $134.9 million, compared to $10.6 million for the first half of fiscal 1999. Net cash used for investing activities for the first half of fiscal 2000 included investments in marketable securities of $134.1 million (net of sales and maturities of marketable securities). Additionally, the Company paid $14.5 million (net of cash received) in connection with the acquisition of CeQuadrat and $3.9 million for capital expenditures, and received $16.6 million for the sale of land held for sale and $1.9 million for the sale of property and equipment.

    FINANCING ACTIVITIES. Net cash used for financing activities for the first half of fiscal 2000 totaled $178.6 million, compared to $93.1 million for the first half of fiscal 1999. During the first half of fiscal 2000, the Company repurchased 7.9 million shares of its common stock from the open market for $244.1 million. The stock repurchases were partially offset by proceeds of $61.8 million received from the issuance of common stock to employees through the Company's stock option and employee stock purchase plans.

    In the second quarter of fiscal 2000, the Company sold put warrants that could potentially obligate the Company to repurchase up to 1.0 million shares of its common stock at prices ranging from $37 to $39. In exchange, the Company received up front premiums of $3.7 million, which were used for general business purposes. The settlement terms include physical settlement, cash settlement or net-share settlement at the option of the Company. The warrants expire during the third quarter of fiscal 2000. The impact on diluted earnings per share for the second quarter and first half of fiscal 2000 was minimal.

    LIQUIDITY. As of September 30, 1998, the Company's principal sources of liquidity consist of $703.0 million of cash, cash equivalents and marketable securities and an unsecured $60.0 million revolving line of credit. As of September 30, 1999, the Company had no borrowings that were outstanding under the line of credit. The Company believes that existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations for the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Results of Operations and Financial Condition includes statements relating to expected sales growth, gross margins, anticipated operating expenditures and anticipated capital expenditures. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

    FUTURE OPERATING RESULTS SUBJECT TO FLUCTUATION. In the second half of fiscal 1998 and the first half of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, fiscal 1999 operating results were significantly impacted by unusual charges and credits including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets, terminations of senior executives, the gain on the sale of PTS and the gain on the sale of land. Operating results for the first quarter of fiscal 2000 were also impacted by a gain on the sale of land. Additionally, operating results beginning in the second quarter of fiscal 2000 were affected by the recent acquisition of CeQuadrat GmbH, resulting in increased goodwill amortization expense and the write-off of acquired in-process technology. Additionally, operating results in the future may be affected by the acquisition of Distributed Processing Technology ("DPT"), pending a definitive agreement and regulatory approval. Specifically operating results may be affected by increased goodwill amortization expense and the potential write-off of acquired in-process technology. In the future, the Company's operating results may fluctuate as a result of the factors described above and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its Host I/O products and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short-term, if revenues do not meet the Company's expectations, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter, which do not meet the expectations of securities analysts, are likely to cause volatility in the price of the Company's common stock.

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

    RELIANCE ON INDUSTRY STANDARDS, TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS. The computer industry is characterized by various standards and protocols that evolve with time. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, Ultra2 SCSI, Ultra3 SCSI, PCI, RAID, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected. For example, the Company believes that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have materially adversely affected the sales of the Company's products and may materially adversely affect the Company's future sales.

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

    COMPETITION. The markets for all of the Company's products are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and price erosion. In the host adapter market, the Company competes with a number of host adapter manufacturers, including LSI Logic Corporation and other small host adapter manufacturers. The Company's principal competitors for RAID solutions in the server market are American Megatrends, Inc., Mylex Corporation and captive suppliers. The Company's principal competitors in the Software segment range from small operations to large consumer software companies. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server, and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. There can be no assurance that the Company will have sufficient resources to meet growing product demand, that the Company will be able to make timely introduction of new leading-edge solutions in response to competitive threats, that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's business or operating results will not be materially adversely affected by price competition.

    CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS. In July 1999, the Company acquired CeQuadrat GmbH in an acquisition accounted for under the purchase method of accounting. As part of its overall strategy, the Company may continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with this or other business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

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

    The Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 Compliant. It is also in the process of creating a contingency plan for internal and external sources, including key suppliers, which it expects to complete in the first half of fiscal 2000. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot assure that a contingency plan in effect at the time of a system failure will adequately address the immediate or long-term effects of a failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning.

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

    CERTAIN ISSUES RELATED TO DISTRIBUTORS. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a material adverse effect on its business or operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. In addition, there has recently been an industry trend towards the elimination of price protection and distributor incentive programs and channel assembly. These trends could result in a change in distributor business habits, with distributors possibly deciding to decrease the amount of product held so as to reduce inventory levels. This in turn could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results. In addition, the Company may from time to time take actions to reduce inventory levels at distributors. These actions could reduce the Company's revenues in any given quarter and give rise to fluctuations in the Company's operating results.

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

    INTELLECTUAL PROPERTY PROTECTION AND DISPUTES. The Company has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. Although the Company actively maintains and defends its intellectual property rights, no assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The Company has from time to time discovered counterfeit copies of its products being manufactured or sold by others. Although the Company maintains an active program to detect and deter the counterfeiting of its products, should counterfeit products become available in the market to any significant degree, it could materially adversely affect the business or operating results of the Company.

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

    An outside party has contacted the Company regarding alleged infringement of certain patents. The Company is discussing resolutions of these claims including a possible cross-license agreement. However, there can be no assurance that the Company will be able to obtain acceptable terms or conditions for such a license, in which case, these claims may result in litigation. While the outcome is not possible to determine, the Company believes the resolution of these claims will not have a material adverse impact on the Company's financial position.

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

    NATURAL DISASTERS. The Company's corporate headquarters are located near major earthquake faults. Any damage to the Company's information systems caused as a result of an earthquake, fire or any other natural disasters could have a material impact on the Company's business, financial condition and results of operations. Additionally, the Company's primary wafer supplier is located in Taiwan, which has recently experienced significant earthquakes. Although there was no major damage to their facilities or the equipment, additional earthquakes could interrupt the Company's manufacturing process and have a material adverse impact on the Company's business, financial condition or results of operations.

    VOLATILITY OF STOCK PRICE. The stock market in general, and the market for shares of technology companies in particular, has from time to time experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors, or its customers may have a significant impact on the market price of the Company's common stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of the Company's common stock. In addition, the Company's stock price may be affected by general market conditions and international macroeconomic factors unrelated to the Company's performance. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's common stock to fluctuate substantially over short periods.

NORMALIZED RESULTS OF OPERATIONS

    The following normalized results of operations do not represent the Company's results of operations or earnings per share information in accordance with generally accepted accounting principles. Normalized operating results have been presented to provide period to period comparability of the Company's underlying operating results excluding revenue and expenses related to the PTS business lines sold in the third and fourth quarters of fiscal 1999, the write-off of acquired in-process technology, restructuring and other charges, gain on the sale of land and the related tax effects for each of these items. The normalized results of operations presented are not necessarily indicative of future operating results and should be read in conjunction with the historical financial statements and related notes.

                                                              NORMALIZED THREE MONTH PERIOD ENDED
                                                          -------------------------------------------
                                                          SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                          ------------------       ------------------
                                                                       (1)                      (2)
Net revenues............................................  $194,280    100.0%       $118,319    100.0%
Cost of revenues........................................    66,267     34.1          46,429     39.2
                                                          --------    -----        --------    -----
Gross profit............................................   128,013     65.9          71,890     60.8
                                                          --------    -----        --------    -----
Operating expenses:
Research and development................................    23,210     11.9          30,282     25.6
Sales, marketing and administrative.....................    40,242     20.7          40,874     34.6
  Amortization of goodwill and other intangibles........     2,255      1.2             580      0.5
                                                          --------    -----        --------    -----
Total operating expenses................................    65,707     33.8          71,736     60.7
                                                          --------    -----        --------    -----
Income from operations..................................    62,306     32.1             154      0.1
Interest and other income...............................     8,193      4.2           7,912      6.7
Interest expense........................................    (2,962)    (1.5)         (3,047)    (2.6)
                                                          --------    -----        --------    -----
Income from operations before provision for income
  taxes.................................................    67,537     34.8           5,019      4.2
Provision for income taxes..............................    18,909      9.7           1,255      1.0
                                                          --------    -----        --------    -----
Net income..............................................  $ 48,628     25.1%       $  3,764      3.2%
                                                          ========    =====        ========    =====
Net income per share:
Basic...................................................  $   0.47                 $   0.03
                                                          ========                 ========
Diluted.................................................  $   0.45                 $   0.03
                                                          ========                 ========
Shares used in computing net income per share:
  Basic.................................................   102,523                  111,583
                                                          ========                 ========
  Diluted...............................................   113,062                  112,603
                                                          ========                 ========

------------------------

(1) As a percentage of net revenues for the three month period ended September 30, 1999

(2) As a percentage of net revenues for the three month period ended September 30, 1998

                                                               NORMALIZED SIX MONTH PERIOD ENDED
                                                          -------------------------------------------
                                                          SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                          ------------------       ------------------
                                                                       (1)                      (2)
Net revenues............................................  $386,658    100.0%       $264,027    100.0%
Cost of revenues........................................   133,054     34.4         101,492     38.4
                                                          --------    -----        --------    -----
Gross profit............................................   253,604     65.6         162,535     61.6
                                                          --------    -----        --------    -----
Operating expenses:
Research and development................................    47,735     12.3          63,538     24.1
Sales, marketing and administrative.....................    79,611     20.6          84,774     32.1
  Amortization of goodwill and other intangibles........     2,749      0.7           1,843      0.7
                                                          --------    -----        --------    -----
Total operating expenses................................   130,095     33.6         150,155     56.9
                                                          --------    -----        --------    -----
Income from operations..................................   123,509     32.0          12,380      4.7
Interest and other income...............................    16,631      4.3          17,045      6.4
Interest expense........................................    (5,921)    (1.5)         (6,114)    (2.3)
                                                          --------    -----        --------    -----
Income from operations before provision for income
  taxes.................................................   134,219     34.8          23,311      8.8
Provision for income taxes..............................    37,580      9.8           5,828      2.2
                                                          --------    -----        --------    -----
Net income..............................................  $ 96,639     25.0%       $ 17,483      6.6%
                                                          ========    =====        ========    =====
Net income per share:
Basic...................................................  $   0.94                 $   0.15
                                                          ========                 ========
Diluted.................................................  $   0.89                 $   0.15
                                                          ========                 ========
Shares used in computing net income per share:
  Basic.................................................   103,333                  112,892
                                                          ========                 ========
  Diluted...............................................   109,174                  114,170
                                                          ========                 ========

------------------------

(1) As a percentage of net revenues for the six month period ended September 30, 1999

(2) As a percentage of net revenues for the six month period ended September 30, 1998

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

    In the second quarter of fiscal 2000, the Company sold put warrants that could potentially obligate the Company to buy back up to 1.0 million shares of its common stock at prices ranging from $37 to $39 in exchange for up front premiums of $3.7 million. The settlement terms include physical settlement, cash settlement or net-share settlement at the option of the Company and expire during the third quarter of fiscal 2000. The warrants were priced based on the market value of the Company's common stock at the date of issuance, however, the Company's obligation is subject to declines in the market value of its common stock. At September 30, 1999, the market value of the Company's common stock was greater than the price of the warrants, therefore no obligation existed at that date. For each $1 decline in market value of the Company's common stock below the put warrant price range of $37 to $39, the aggregate potential cash or share settlement obligation of the Company would be $1.0 million.

    This represents an update to the Quantitative and Qualitative Disclosures About Market Risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, due to the put warrants issued during the second quarter of fiscal 2000. Actual results may differ materially.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In the second quarter of fiscal 2000, the Company sold put warrants that could potentially obligate the Company to buy back up to 1.0 million shares of its common stock at prices ranging from $37 to $39 in exchange for up front premiums of $3.7 million. The settlement terms included physical settlement, cash settlement or net-share settlement at the option of the Company and expire during the third quarter of fiscal 2000. The warrants were priced based on the market value of the Company's common stock at the date of issuance, however, the Company's obligation is subject to declines in the market value of its common stock. At September 30, 1999, the market value of the Company's common stock was greater than the price of the warrants, therefore no obligation existed at that date. For each $1 decline in market value of the Company's common stock below the put warrant price range of $37 to $39, the aggregate potential cash or share settlement obligation of the Company would be $1.0 million.

    The put warrants were issued only to "accredited investors" (as such term is defined under Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act")) in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act. No underwriters were involved. Each transaction was privately negotiated and each purchaser represented that they acquired the put warrants for their own account and not with a view to, or in connection with, any distribution of such securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Adaptec Inc. was held on September 9, 1999 in Milpitas, California. Of the total 103,299,529 shares outstanding as of the record date, 94,436,489 shares (91.4%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                                                                     VOTES
                                                        VOTES       WITHHELD
                                                      ----------   ----------
John G. Adler.......................................  93,613,515    822,974
Laurence B. Boucher.................................  93,612,799    823,690
Carl J. Conti.......................................  93,641,090    795,399
John East...........................................  93,648,636    787,853
Ilene H. Lang.......................................  93,619,795    816,694
Robert J. Loarie....................................  93,600,879    835,610
B.J. Moore..........................................  93,660,043    776,446
W. Ferreall Sanders.................................  93,596,356    840,133
Robert N. Stephens..................................  93,640,996    795,493
Phillip E. White....................................  93,559,755    876,734

    The stockholders approved the Company's 1999 Stock Plan and the reservation for issuance thereunder of 1,000,000 shares plus (i) any shares which are reserved but unissued under the Company's 1990 Stock Plan as of the date of the stockholder approval of the 1999 Stock Plan and (ii) any shares returned to the 1990 Stock Plan after the date of stockholder approval of the 1999 Stock Plans as a result of the termination of options under the 1990 Stock Plan. The proposal received 44,089,499 affirmative votes, 34,532,627 negative votes, 594,324 abstentions, and 15,220,039 broker non-votes.

    The stockholders approved an amendment to the Company's Bylaws to prohibit the repricing of outstanding stock options to a lower exercise price during the term of such options without stockholder approval. The proposal received 78,117,854 affirmative votes, 670,029 negative votes, 438,867 abstentions, and 15,209,739 broker non-votes.

    The stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2000. The proposal received 93,888,588 affirmative votes, 71,795 negative votes, 476,106 abstentions, and no broker non-votes.

ITEM 5.  OTHER INFORMATION

    On November 1, 1999, the Company announced that it signed a letter of intent to acquire Distributed Processing Technology ("DPT") for $235.0 million, including cash and assumed stock options. DPT is a leading supplier of high-performance storage solutions, including adapters, RAID controllers, storage subsystems, and management software. However, the acquisition is subject to the Company and DPT reaching a definitive agreement, to regulatory approval, and to certain other contingencies. If the acquisition is consummated, the Company will account for the acquisition using the purchase method and will evaluate the allocation of the purchase price to the assets acquired, which may include in-process technology that will be written-off, and goodwill that will be amortized over the benefit period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                                  EXHIBIT
NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
 10.1                   1999 Stock Plan
                        Financial Data Schedule for the quarter ended September 30,
 27.1                     1999

(b)  Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By:  /s/ ANDREW J. BROWN                                                     Date: November 5, 1999
     --------------------------------------
     Andrew J. Brown
     Vice President, Finance
     Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ KENNETH B. AROLA                                                    Date: November 5, 1999
     --------------------------------------
     Kenneth B. Arola
     Vice President
     Corporate Controller
     (Principal Accounting Officer)