Form 10-Q/A
period 1999-09-30
ADAPTEC INC
filed 2000-02-03
CIK 709804

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

    This document consists of 38 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
Part I. Financial Information

      Item 1. Financial Statements:

            Condensed Consolidated Statements of Operations.............         3

            Condensed Consolidated Balance Sheets.......................         4

            Condensed Consolidated Statements of Cash Flows.............         5

            Notes to Condensed Consolidated Financial Statements........      6-18

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations:

            Results of Operations.......................................     19-27

            Liquidity and Capital Resources.............................     27-28

            Factors Affecting Future Operating Results..................     28-34

            Normalized Results of Operations............................     34-35

      Item 3. Quantitative and Qualitative Disclosures About Market
      Risk..............................................................        35

Part II. Other Information

      Item 2. Changes in Securities and Use of Proceeds.................        36

      Item 4. Submission of Matters to a Vote of Security Holders.......     36-37

      Item 5. Other Information.........................................        37

      Item 6. Exhibits and Reports on Form 8-K..........................        37

Signatures..............................................................        38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTH                                SIX MONTH
                                                 PERIOD ENDED                              PERIOD ENDED
                                    ---------------------------------------   ---------------------------------------
                                    (REVISED: NOTE 8)    (REVISED: NOTE 1)    (REVISED: NOTE 8)    (REVISED: NOTE 1)
                                        SEPT. 30,            SEPT. 30,            SEPT. 30,            SEPT. 30,
                                           1999                 1998                 1999                 1998
                                    ------------------   ------------------   ------------------   ------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues......................       $194,280             $143,922             $386,658            $ 324,552
Cost of revenues..................         66,267               63,087              133,054              142,825
                                         --------             --------             --------            ---------
Gross profit......................        128,013               80,835              253,604              181,727
                                         --------             --------             --------            ---------
Operating expenses:
  Research and development........         23,210               40,817               47,735               84,814
  Sales, marketing and
    administrative................         40,242               43,077               79,610               89,096
  Amortization of goodwill and
    other intangibles.............          2,255                3,305                2,750                7,111
  Write-off of acquired in-process
    technology....................          3,016                   --                3,016               45,482
  Restructuring and other
    charges.......................             --               31,924                   --               62,187
                                         --------             --------             --------            ---------
Total operating expenses..........         68,723              119,123              133,111              288,690
                                         --------             --------             --------            ---------
Income (loss) from operations.....         59,290              (38,288)             120,493             (106,963)
Interest and other income.........         19,113                7,912               31,064               17,045
Interest expense..................         (2,962)              (3,047)              (5,921)              (6,114)
                                         --------             --------             --------            ---------
Income (loss) before provision
  (benefit) for income
  taxes...........................         75,441              (33,423)             145,636              (96,032)
Provision (benefit) for income
  taxes...........................         23,277               (7,499)              42,932              (11,359)
                                         --------             --------             --------            ---------
Net income (loss).................       $ 52,164             $(25,924)            $102,704            $ (84,673)
                                         ========             ========             ========            =========

Net income (loss) per share:
  Basic...........................       $   0.51             $  (0.23)            $   0.99            $   (0.75)
                                         ========             ========             ========            =========
  Diluted.........................       $   0.48             $  (0.23)            $   0.94            $   (0.75)
                                         ========             ========             ========            =========

Shares used in computing net
  income (loss) per share:
  Basic...........................        102,523              111,583              103,333              112,892
                                         ========             ========             ========            =========
  Diluted.........................        113,062              111,583              113,626              112,892
                                         ========             ========             ========            =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              (REVISED: NOTE 8)    (REVISED: NOTE 1)
                                                                SEPTEMBER 30,          MARCH 31,
                                                                     1999                 1999
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  142,625           $  317,580
  Marketable securities.....................................         560,401              426,332
  Accounts receivable, net..................................          83,612               67,158
  Inventories...............................................          48,888               50,838
  Prepaid expenses..........................................          15,259               11,312
  Other current assets......................................          80,527              136,797
                                                                  ----------           ----------
    Total current assets....................................         931,312            1,010,017
Property and equipment, net.................................         112,658              126,734
Other long-term assets......................................          64,406               36,317
                                                                  ----------           ----------
                                                                  $1,108,376           $1,173,068
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $   31,699           $   39,487
  Accrued liabilities.......................................         131,861              112,879
                                                                  ----------           ----------
    Total current liabilities...............................         163,560              152,366
                                                                  ----------           ----------
4 3/4% Convertible Subordinated Notes.......................         230,000              230,000
                                                                  ----------           ----------
Contingencies (Note 16)
Stockholders' equity:
  Common stock..............................................             102                  106
  Additional paid-in capital................................          15,935              194,521
  Retained earnings.........................................         698,779              596,075
                                                                  ----------           ----------
    Total stockholders' equity..............................         714,816              790,702
                                                                  ----------           ----------
                                                                  $1,108,376           $1,173,068
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

    On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") regarding certain of the Company's previous filings under the Securities Exchange Act of 1934, primarily relating to disclosures in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. Accordingly, the Company has responded to the SEC's inquiries and provided additional disclosures in its fiscal 1999 Annual Report on Form 10-K and all subsequent 1934 Act filings, including this Report on Form 10-Q/A for the second quarter of fiscal 2000. However, there can be no assurance that the SEC will not take exception with the Company's disclosures and require that the Company make additional disclosures in its periodic reports or further amend its previous filings.

    This Report on Form 10-Q/A represents an amendment to the Company's Report on Form 10-Q for the second quarter of fiscal 2000 filed with the Securities and Exchange Commission on November 8, 1999. This Report has been amended to revise the financial statements as of and for the three and six month periods ended September 30, 1999, as described in Note 8.

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

    Interest and other income included:

                                                        THREE MONTH              SIX MONTH
                                                       PERIOD ENDED            PERIOD ENDED
                                                   ---------------------   ---------------------
                                                   SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                     1999        1998        1999        1998
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)
Interest income..................................   $ 8,193     $7,912      $16,631     $17,045
Gain on sale of land (Note 11)...................        --         --        3,513          --
Gain on exchange of a warrant (Revised:
  Note 8)........................................    10,920         --       10,920          --
                                                    -------     ------      -------     -------
Total interest and other income..................   $19,113     $7,912      $31,064     $17,045
                                                    =======     ======      =======     =======

8.  BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS

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

    JNI: Under an Asset Acquisition Agreement, dated November 12, 1998, between JNI Corporation ("JNI") and the Company ("Asset Acquisition Agreement"), the Company sold certain fibre channel technology, products and property and equipment to JNI. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock. In addition, JNI issued to the Company warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock (these share amounts reflect a 70% reverse stock split effected by JNI in October 1999). Exercisability of the warrants was contingent upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

    On September 30, 1999, pursuant to an offer from JNI, the Company exchanged existing contingent warrants to purchase shares of JNI Series A Convertible Preferred Stock for an immediately exercisable warrant to purchase
840,000 shares of JNI Series A Convertible Preferred Stock. The remaining contingent warrants expired unexercisable on October 27, 1999, the effective date of JNI's initial public offering. Upon the closing of the public offering the Series A Convertible Preferred Stock automatically converted into shares of common stock.

    As a result of the exchange of warrants described above, the Company should have recorded a gain of $10.9 million ($6.6 million net of income taxes) on September 30, 1999, reflecting the excess of fair value of the warrant received over the carrying amount of the warrant surrendered. The Company valued the JNI warrant received on September 30, 1999 using the Black-Scholes valuation model. The gain is included in "Interest and other income" in the revised Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 1999. The fair value of the warrant received is included in "Other long-term assets" in the revised Condensed Consolidated Balance Sheet as of September 30, 1999.

    The Company possesses certain limited registration rights beginning two years following the date of JNI's initial public offering with respect to the 1,132,895 shares of JNI common stock acquired in November 1998 and the 840,000 shares issuable upon exercise of the warrant. However, the Company may sell the unregistered common shares beginning one year from the date the shares were acquired or the warrant is exercised subject to certain restrictions related to the trading volume or total outstanding shares of JNI.

    As of September 30, 1999, there was no readily determinable market for the common stock acquired in November 1998. Additionally, due to the governmental and contractual restrictions in excess of one year placed on the disposal of the shares underlying the warrant, the investments do not qualify as marketable securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the investments are accounted for under the historical cost basis and regularly evaluated for recoverability. When the disposal restrictions are within one year of lapsing and the stock has a readily determinable market, the investments will be accounted for as available-for-sale securities under SFAS 115 which requires investments to be recorded at their fair value. Unrealized gains or losses, net of income taxes, will be recorded as other comprehensive income in the equity section of the Condensed Consolidated Balance Sheet.

    The impact of the revision to the Company's financial statement is presented below (in thousands, except per share data):

                                                              AS PREVIOUSLY
BALANCE SHEET AT SEPTEMBER 30, 1999                             REPORTED      AS REVISED
-----------------------------------                           -------------   ----------
Other current assets........................................   $   84,895     $   80,527
Other long-term assets......................................   $   53,486     $   64,406
Total assets................................................   $1,101,824     $1,108,376
Retained earnings...........................................   $  692,227     $  698,779
Total liabilities and stockholders' equity..................   $1,101,824     $1,108,376

                                                                              AS PREVIOUSLY
STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999     REPORTED      AS REVISED
---------------------------------------------------------------------------   -------------   ----------
Interest & other income.                                                      $       8,193   $   19,113
Income before provision for income taxes............................           $   64,521     $   75,441
Provision for income taxes..........................................           $   18,909     $   23,277
Net income..........................................................           $   45,612     $   52,164
Basic net income per share..........................................           $     0.44     $     0.51
Diluted net income per share........................................           $     0.42     $     0.48
Shares used in computing diluted net income per share...............              108,610        113,062

                                                                              AS PREVIOUSLY
STATEMENT OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999     REPORTED        AS REVISED
-------------------------------------------------------------------------     -------------   ----------
Interest & other income.                                                      20,144          31,064
Income before provision for income taxes............................           $  134,716     $  145,636
Provision for income taxes..........................................           $   38,564     $   42,932
Net income..........................................................           $   96,152     $  102,704
Basic net income per share..........................................           $     0.93     $     0.99
Diluted net income per share........................................           $     0.88     $     0.94
Shares used in computing diluted net income per share...............              109,174        113,626

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

                                              (REVISED: NOTE 8)
                                          THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                             SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                   ---------------------------------------   ---------------------------------------
                                     INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   -----------   -------------   ---------   -----------   -------------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss) available to
  common stockholders............    $52,164        102,523        $0.51       $(25,924)      111,583       $(0.23)
                                                                   =====                                    ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents:
  Stock options..................         --          6,075                          --            --
  Put warrants...................         --             12                          --            --
                                     -------        -------                    --------       -------
                                          --          6,087                          --            --
4 3/4% Convertible Subordinated
  Notes..........................      1,961          4,452                          --            --

DILUTED NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders and assumed
  conversions....................    $54,125        113,062        $0.48       $(25,924)      111,583       $(0.23)
                                     =======        =======        =====       ========       =======       ======

                                             (REVISED: NOTE 8)
                                          SIX MONTH PERIOD ENDED                    SIX MONTH PERIOD ENDED
                                            SEPTEMBER 30, 1999                        SEPTEMBER 30, 1998
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders...........    $102,704       103,333        $0.99       $(84,673)      112,892       $(0.75)
                                                                  =====                                    ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents:
  Stock options.................          --         5,829                          --            --
  Put warrants..................          --            12                          --            --
                                    --------       -------                    --------       -------
                                          --         5,841                          --            --
4 3/4% Convertible Subordinated
  Notes.........................       3,965         4,452                          --            --

DILUTED NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders and
  assumed conversions...........    $106,669       113,626        $0.94       $(84,673)      112,892       $(0.75)
                                    ========       =======        =====       ========       =======       ======

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

    The Company recorded an income tax provision of $23.3 million representing 30.9% of income before provision for income taxes for the second quarter of fiscal 2000, as revised (Note 8), compared with a $7.5 million income tax benefit representing 22.4% of the loss before benefit for income taxes for the second quarter of fiscal 1999. The effective income tax rate used to calculate the income tax provision for the second quarter of fiscal 2000 was higher than 28% primarily as a result of the acquired in-process technology charge associated with the acquisition of CeQuadrat, for which no tax benefit was provided, and the gain on the exchange of a warrant to purchase JNI common stock for which a 40% tax provision was provided. The effective income tax rate used to calculate the income tax benefit for the second quarter of fiscal 1999 was lower than 25% primarily as a result of the write-off of goodwill and other intangible asset, for which no tax benefit was provided.

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

                                                     THREE MONTH                       SIX MONTH
                                                     PERIOD ENDED                     PERIOD ENDED
                                            ------------------------------   ------------------------------
                                            (REVISED: NOTE 8)                (REVISED: NOTE 8)
                                                SEPT. 30,        SEPT. 30,       SEPT. 30,        SEPT. 30,
                                                   1999            1998             1999            1998
                                            ------------------   ---------   ------------------   ---------
                                                                    (IN THOUSANDS)
HOST I/O:
  Net revenues............................       $149,312        $103,802         $307,661        $ 230,881
  Segment profit..........................         64,708          22,999          132,679           58,045

RAID:
  Net revenues............................         28,644           3,465           52,120            9,850
  Segment profit (loss)...................          3,102          (5,331)           4,209           (9,783)

SOFTWARE:
  Net revenues............................         14,074          10,485           24,627           21,979
  Segment profit (loss)...................           (989)          1,303           (1,120)           3,957

PTS:
  Net revenues............................             --          25,603               --           60,525
  Segment loss............................             --         (10,904)              --          (20,716)

OTHER:
  Net revenues............................          2,250             567            2,250            1,317
  Segment profit (loss)...................          8,620         (41,490)           9,868         (127,535)

    The following table presents the details of "Other" segment loss:

                                                     THREE MONTH                      SIX MONTH
                                                    PERIOD ENDED                    PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            (REVISED: NOTE 8)               (REVISED: NOTE 8)
                                                SEPT. 30,       SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                  1999            1998            1999            1998
                                            -----------------   ---------   -----------------   ---------
                                                                   (IN THOUSANDS)
Losses from divested business lines.......       $    --        $(15,375)        $     --       $ (31,659)
Unallocated corporate profit (loss).......        (4,515)            944          (12,259)            862
Interest and other income.................        19,113           7,912           31,064          17,045
Interest expense..........................        (2,962)         (3,047)          (5,921)         (6,114)
Write-off of acquired in-process
  technology..............................        (3,016)             --           (3,016)        (45,482)
Restructuring and other charges...........            --         (31,924)              --         (62,187)
                                                 -------        --------         --------       ---------
Total.....................................       $ 8,620        $(41,490)        $  9,868       $(127,535)
                                                 =======        ========         ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                                  THREE MONTH                                SIX MONTH
                                                 PERIOD ENDED                              PERIOD ENDED
                                    ---------------------------------------   ---------------------------------------
                                    (REVISED: NOTE 8)    (REVISED: NOTE 1)    (REVISED: NOTE 8)    (REVISED: NOTE 1)
                                        SEPT. 30,            SEPT. 30,            SEPT. 30,            SEPT. 30,
                                           1999                 1998                 1999                 1998
                                    ------------------   ------------------   ------------------   ------------------
Net revenues......................        100.0%               100.0%               100.0%               100.0%
Cost of revenues..................         34.1                 43.8                 34.4                 44.0
                                          -----                -----                -----                -----
Gross margin......................         65.9                 56.2                 65.6                 56.0
                                          -----                -----                -----                -----
Operating expenses:
  Research and development........         11.9                 28.4                 12.3                 26.1
  Sales, marketing and
    administrative................         20.7                 29.9                 20.6                 27.4
  Amortization of goodwill and
    other intangibles.............          1.2                  2.3                  0.7                  2.2
  Write-off of acquired in-process
    technology....................          1.6                   --                  0.8                 14.0
  Restructuring and other
    charges.......................           --                 22.2                   --                 19.2
                                          -----                -----                -----                -----
Total operating expenses..........         35.4                 82.8                 34.4                 88.9
                                          -----                -----                -----                -----
Income (loss) from operations.....         30.5                (26.6)                31.2                (32.9)
Interest and other income.........          9.8                  5.5                  8.0                  5.2
Interest expense..................         (1.5)                (2.1)                (1.5)                (1.9)
                                          -----                -----                -----                -----
Income (loss) before provision
  (benefit) for income taxes......         38.8                (23.2)                37.7                (29.6)
Provision (benefit) for income
  taxes...........................         12.0                 (5.2)                11.1                 (3.5)
                                          -----                -----                -----                -----
Net income (loss).................         26.8%               (18.0)%               26.6%               (26.1)%
                                          =====                =====                =====                =====

    SEC COMMENT LETTER. On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") regarding certain of the Company's previous filings under the Securities Exchange Act of 1934, primarily relating to disclosures in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. Accordingly, the Company has responded to the SEC's inquiries and provided additional disclosures in its fiscal 1999 Annual Report on Form 10-K and all subsequent 1934 Act filings, including this Report on Form 10-Q/A for the second quarter of fiscal 2000. However, there can be no assurance that the SEC will not take exception with the Company's disclosures and require that the Company make additional disclosures in its periodic reports or further amend its previous filings.

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

    SALES, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $40.2 million and $79.6 million for the second quarter and first half of fiscal 2000, respectively, representing a decrease of 6.6% and 10.6% from $43.1 million and $89.1 million for the second quarter and first half of fiscal 1999, respectively. The decrease in spending for selling, marketing and administrative activities was primarily due to $2.3 million and $4.3 million of spending from the PTS segment included in the second quarter and first half of fiscal 1999, respectively. The decrease in spending for selling, marketing and administrative activities was also attributable to Company-wide cost reductions initiated in fiscal 1999, specifically reductions in workforce. As discussed above, the Company initiated cost reduction programs in order to bring operating expenses in line with net revenues. Sales, marketing and administrative expenses, as a percentage of net revenues, decreased to 20.7% and 20.6% in the second quarter and first half of fiscal 2000, respectively, from 29.9% and 27.5% in the second quarter and first half of fiscal 1999, respectively.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $2.3 million and $2.8 million for the second quarter and first half of fiscal 2000, respectively, compared to $3.3 million and $7.1 million for the second quarter and first half of fiscal 1999, respectively, as revised (Note 1). Amortization of goodwill and other intangibles for fiscal 2000 included goodwill associated with the acquisition of Data Kinesis, Inc. ("DKI") and, as it relates to the second quarter, goodwill and other intangibles assets associated with the acquisition of CeQuadrat. Amortization of goodwill and other intangibles for fiscal 1999 included goodwill associated with the acquisition of DKI, Western Digital's Connectivity Solutions Group and Future Domain Corporation, and goodwill and other intangible assets associated with the purchase of Ridge Technologies, Inc. ("Ridge") and the acquisition of read channel and preamplifier ASIC technologies ("ASIC technologies") purchased from Analog Devices, Inc. ("ADI").

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

    JNI: Under an Asset Acquisition Agreement, dated November 12, 1998, between JNI Corporation ("JNI") and the Company ("Asset Acquisition Agreement"), the Company sold certain fibre channel technology, products and property and equipment to JNI. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock. In addition, JNI issued to the Company warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock (these share amounts reflect a 70% reverse stock split effected by JNI in October 1999). Exercisability of the warrants was contingent upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

    On September 30, 1999, pursuant to an offer from JNI, the Company exchanged existing contingent warrants to purchase shares of JNI Series A Convertible Preferred Stock for an immediately exercisable warrant to purchase
840,000 shares of JNI Series A Convertible Preferred Stock. The remaining contingent warrants expired unexercisable on October 27, 1999, the effective date of JNI's initial public offering. Upon the closing of the public offering the Series A Convertible Preferred Stock automatically converted into shares of common stock.

    As a result of the exchange of warrants described above, the Company should have recorded a gain of $10.9 million ($6.6 million net of income taxes) on September 30, 1999, reflecting the excess of fair value of the warrant received over the carrying amount of the warrants surrendered. The Company valued the JNI warrant received on September 30, 1999 using the Black-Scholes valuation model. The gain is included in "Interest and other income" in the revised Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 1999. The fair value of the warrant is included in "Other long-term assets" in the revised Condensed Consolidated Balance Sheet as of September 30, 1999.

    The Company possesses certain limited registration rights beginning two years following the date of JNI's initial public offering with respect to the 1,132,895 shares of JNI common stock acquired in November 1998 and the 840,000 shares issuable upon exercise of the warrant. However, the Company may sell the unregistered common shares beginning one year from the date the shares were acquired or the warrant is exercised subject to certain restrictions related to the trading volume or total outstanding shares of JNI.

    As of September 30, 1999, there was no readily determinable market for the common stock acquired in November 1998. Additionally due to the governmental and contractual restrictions in excess of one year placed on the disposal of the shares underlying the warrant, the investments do not qualify as marketable securities under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for

Certain Investments in Debt and Equity Securities". Accordingly, the investments are accounted for under the historical cost basis and regularly evaluated for recoverability. When the disposal restrictions are within one year of lapsing and the stock has a readily determinable market, the investments will be accounted for as available-for-sale securities under SFAS 115 which requires investments to be recorded at their fair value. Unrealized gains or losses, net of income taxes, will be recorded as other comprehensive income in the equity section of the Condensed Consolidated Balance Sheet.

    The impact of the revision to the Company's financial statement is presented below (in thousands, except per share data):

                                                          AS PREVIOUSLY
BALANCE SHEET AT SEPTEMBER 30, 1999                         REPORTED      AS REVISED
-----------------------------------                       -------------   ----------
Other current assets....................................   $   84,895     $   80,527
Other long-term assets..................................   $   53,486     $   64,406
Total assets............................................   $1,101,824     $1,108,376
Retained earnings.......................................   $  692,227     $  698,779
Total liabilities and stockholders' equity..............   $1,101,824     $1,108,376

                                                                              AS PREVIOUSLY      AS
STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999     REPORTED      REVISED
---------------------------------------------------------------------------   -------------   --------
Interest & other income............................................             $  8,193      $ 19,113
Income before provision for income taxes...........................             $ 64,521      $ 75,441
Provision for income taxes.........................................             $ 18,909      $ 23,277
Net income.........................................................             $ 45,612      $ 52,164
Basic net income per share.........................................             $   0.44      $   0.51
Diluted net income per share.......................................             $   0.42      $   0.48
Shares used in computing diluted net income per share..............              108,610       113,062

                                                                            AS PREVIOUSLY      AS
STATEMENT OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999     REPORTED      REVISED
-------------------------------------------------------------------------   -------------   --------
Interest & other income...........................................            $ 20,144      $ 31,064
Income before provision for income taxes..........................            $134,716      $145,636
Provision for income taxes........................................            $ 38,564      $ 42,932
Net income........................................................            $ 96,152      $102,704
Basic net income per share........................................            $   0.93      $   0.99
Diluted net income per share......................................            $   0.88      $   0.94
Shares used in computing diluted net income per share.............             109,174       113,626

    INTEREST AND OTHER INCOME. Interest and other income for the second quarter and first half of fiscal 2000 was $19.1 million and $31.1 million, respectively, as revised (Note 8) compared to $7.9 million and $17.0 million for the second quarter and first half of fiscal 1999, respectively. Interest and other income for the first half of fiscal 2000 consisted of $16.6 million of interest income, $3.5 million from the gain on the sale of land recorded in the first quarter of fiscal 2000 and $10.9 million from the gain on the exchange of a warrant to purchase JNI common stock recorded in the second quarter of fiscal 2000. Excluding the gain on the sale of land and the gain on the exchange of a warrant to purchase JNI common stock, interest income for the second quarter and first half of fiscal 2000 remained flat compared to the prior year.

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

    The Company recorded an income tax provision of $23.3 million representing 30.9% of income before provision for income taxes for the second quarter of fiscal 2000, as revised (Note 8) compared with a $7.5 million income tax benefit representing 22.4% of the loss before benefit for income taxes for the second quarter of fiscal 1999. The effective income tax rate used to calculate the income tax provision for the second quarter of fiscal 2000 was higher than 28% primarily as a result of the acquired in-process technology charge associated with the acquisition of CeQuadrat, for which no tax benefit was provided and the gain on the exchange of a warrant to purchase JNI common stock for which a 40% tax provision was provided. The effective income tax rate used to calculate the income tax benefit for the second quarter of fiscal 1999 was lower than 25% primarily as a result of the write-off of goodwill and other intangible asset, for which no tax benefit was provided.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Net cash provided by operating activities for the first half of fiscal 2000 totaled $138.5 million compared to $72.1 million for the first half of fiscal 1999. Net cash provided by operating activities for the first half of fiscal 2000 was primarily attributable to net income of $102.7 million, adjusted for depreciation and amortization expense of $19.4 million, the write-off of acquired in-process technology of $3.0 million and the gain on the exchange of a warrant to purchase JNI common stock of $6.6 million, net of income tax of $4.3 million. Additionally, net cash provided by operating activities in the first half of fiscal 2000 was generated by the decrease in deferred tax assets of $24.8 million and other current assets of $14.1 million, partially offset by the increase in accounts receivable of $15.4 million and the increase in prepaid expenses of $3.9 million.

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

    LIQUIDITY. As of September 30, 1999, the Company's principal sources of liquidity consist of $703.0 million of cash, cash equivalents and marketable securities and an unsecured $60.0 million revolving line of credit. As of September 30, 1999, the Company had no borrowings that were outstanding under the line of credit. The Company believes that existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations for the next twelve months.

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

    FUTURE OPERATING RESULTS SUBJECT TO FLUCTUATION. In the first half of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, fiscal 1999 operating results were significantly impacted by unusual charges and credits including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets, terminations of senior executives, the gain on the sale of PTS and the gain on the sale of land. Operating results for the first quarter of fiscal 2000 were also impacted by a gain on the sale of land. Additionally, operating results beginning in the second quarter of fiscal 2000 were affected by the recent acquisition of CeQuadrat GmbH, resulting in increased goodwill amortization expense and the write-off of acquired in-process technology. Additionally, operating results in the future may be affected by the acquisition of Distributed Processing Technology ("DPT"), pending a definitive agreement and regulatory approval. Specifically operating results may be affected by increased goodwill amortization expense and the potential write-off of acquired in-process technology. In the future, the Company's operating results may fluctuate as a result of the factors described above and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its Host I/O products and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short-term, if revenues do not meet the Company's expectations, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter, which do not meet the expectations of securities analysts, are likely to cause volatility in the price of the Company's common stock.

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

    DERIVATIVES. In the second quarter of fiscal 2000, the Company sold put warrants that could obligate the Company to buy back shares of its common stock at prices greater than market value in exchange for up front premiums. In the future, the Company may sell additional derivative instruments. The derivative instruments could have an adverse material impact on the Company's financial position.

NORMALIZED RESULTS OF OPERATIONS

    The following normalized results of operations do not represent the Company's results of operations or earnings per share information in accordance with generally accepted accounting principles. Normalized operating results have been presented to provide period to period comparability of the Company's underlying operating results excluding revenue and expenses related to the PTS business lines sold in the third and fourth quarters of fiscal 1999, the write-off of acquired in-process technology, restructuring and other charges, gain on the sale of land, gain on the exchange of a warrant to purchase JNI common stock and the related tax effects for each of these items. The normalized results of operations presented are not necessarily indicative of future operating results and should be read in conjunction with the historical financial statements and related notes.

                                                              NORMALIZED THREE MONTH PERIOD ENDED
                                                          -------------------------------------------
                                                                                   (REVISED: NOTE 1)
                                                          SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                          ------------------       ------------------
                                                                       (1)                      (2)
Net revenues............................................  $194,280    100.0%       $118,319    100.0%
Cost of revenues........................................    66,267     34.1          46,429     39.2
                                                          --------    -----        --------    -----
Gross profit............................................   128,013     65.9          71,890     60.8
                                                          --------    -----        --------    -----
Operating expenses:
  Research and development..............................    23,210     11.9          30,282     25.6
  Sales, marketing and administrative...................    40,242     20.7          40,793     34.5
  Amortization of goodwill and other intangibles........     2,255      1.2             661      0.6
                                                          --------    -----        --------    -----
Total operating expenses................................    65,707     33.8          71,736     60.7
                                                          --------    -----        --------    -----
Income from operations..................................    62,306     32.1             154      0.1
Interest and other income...............................     8,193      4.2           7,912      6.7
Interest expense........................................    (2,962)    (1.5)         (3,047)    (2.6)
                                                          --------    -----        --------    -----
Income from operations before provision for income
  taxes.................................................    67,537     34.8           5,019      4.2
Provision for income taxes..............................    18,909      9.7           1,255      1.0
                                                          --------    -----        --------    -----
Net income..............................................  $ 48,628     25.1%       $  3,764      3.2%
                                                          ========    =====        ========    =====
Net income per share:
  Basic.................................................  $   0.47                 $   0.03
                                                          ========                 ========
  Diluted...............................................  $   0.45                 $   0.03
                                                          ========                 ========
Shares used in computing net income per share:
  Basic.................................................   102,523                  111,583
                                                          ========                 ========
  Diluted...............................................   113,062                  112,603
                                                          ========                 ========

------------------------

(1) As a percentage of net revenues for the three month period ended September 30, 1999

(2) As a percentage of net revenues for the three month period ended September 30, 1998

                                                               NORMALIZED SIX MONTH PERIOD ENDED
                                                          -------------------------------------------
                                                                                   (REVISED: NOTE 1)
                                                          SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                          ------------------       ------------------
                                                                       (1)                      (2)
Net revenues............................................  $386,658    100.0%       $264,027    100.0%
Cost of revenues........................................   133,054     34.4         101,492     38.4
                                                          --------    -----        --------    -----
Gross profit............................................   253,604     65.6         162,535     61.6
                                                          --------    -----        --------    -----
Operating expenses:
  Research and development..............................    47,735     12.3          63,538     24.1
  Sales, marketing and administrative...................    79,610     20.6          84,793     32.1
  Amortization of goodwill and other intangibles........     2,750      0.7           1,824      0.7
                                                          --------    -----        --------    -----
Total operating expenses................................   130,095     33.6         150,155     56.9
                                                          --------    -----        --------    -----
Income from operations..................................   123,509     32.0          12,380      4.7
Interest and other income...............................    16,631      4.3          17,045      6.4
Interest expense........................................    (5,921)    (1.5)         (6,114)    (2.3)
                                                          --------    -----        --------    -----
Income from operations before provision for income
  taxes.................................................   134,219     34.8          23,311      8.8
Provision for income taxes..............................    37,580      9.8           5,828      2.2
                                                          --------    -----        --------    -----
Net income..............................................  $ 96,639     25.0%       $ 17,483      6.6%
                                                          ========    =====        ========    =====
Net income per share:
  Basic.................................................  $   0.94                 $   0.15
                                                          ========                 ========
  Diluted...............................................  $   0.89                 $   0.15
                                                          ========                 ========
Shares used in computing net income per share:
  Basic.................................................   103,333                  112,892
                                                          ========                 ========
  Diluted...............................................   109,174                  114,170
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                                  EXHIBIT
NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
 10.1                   1999 Stock Plan
 27.1                   Financial Data Schedule for the quarter ended September 30,
                          1999

(b)  Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By:  /s/ ANDREW J. BROWN                                                     Date: February 2, 2000
     --------------------------------------
     Andrew J. Brown
     Vice President, Finance
     Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ KENNETH B. AROLA                                                    Date: February 2, 2000
     --------------------------------------
     Kenneth B. Arola
     Vice President
     Corporate Controller
     (Principal Accounting Officer)