Form 10-Q
period 1999-12-31
ADAPTEC INC
filed 2000-02-11
CIK 709804

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                 (408) 945-8600
               Registrant's telephone number, including area code

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Company's common stock as of December 31, 1999 was 103,947,039.

    This document consists of 44 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

    Condensed Consolidated Statements of Operations.........       3

    Condensed Consolidated Balance Sheets...................       4

    Condensed Consolidated Statements of Cash Flows.........       5

    Notes To Condensed Consolidated Financial Statements....    6-23

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations:

    Results of Operations...................................   24-33

    Liquidity and Capital Resources.........................   33-34

    Factors Affecting Future Operating Results..............   34-40

    Pro Forma Financial Results.............................   41-42

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................      42

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................      43

  Item 6. Exhibits and Reports on Form 8-K..................      43

SIGNATURES..................................................      44

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       THREE MONTH                     NINE MONTH
                                                      PERIOD ENDED                    PERIOD ENDED
                                              -----------------------------   -----------------------------
                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                  1999            1998            1999            1998
                                              -------------   -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................    $211,446        $183,872        $598,104        $508,424
Cost of revenues............................      69,529          74,719         202,583         217,544
                                                --------        --------        --------        --------
Gross profit................................     141,917         109,153         395,521         290,880
                                                --------        --------        --------        --------
Operating expenses:
  Research and development..................      25,804          35,156          73,539         119,970
  Sales, marketing and administrative.......      41,496          40,809         121,106         129,905
  Amortization of goodwill and other
    intangibles.............................       3,094           2,715           5,844           9,826
  Write-off of acquired in-process
    technology..............................      16,739              --          19,755          45,482
  Restructuring and other charges...........       9,599              --           9,599          62,187
                                                --------        --------        --------        --------
Total operating expenses....................      96,732          78,680         229,843         367,370
                                                --------        --------        --------        --------
Income (loss) from operations...............      45,185          30,473         165,678         (76,490)
Interest and other income...................       8,119           7,916          39,183          24,961
Interest expense............................      (2,811)         (2,992)         (8,732)         (9,106)
                                                --------        --------        --------        --------
Income (loss) before provision (benefit) for
  income taxes..............................      50,493          35,397         196,129         (60,635)
Provision (benefit) for income taxes........      18,825          10,385          61,757            (974)
                                                --------        --------        --------        --------
Net income (loss)...........................    $ 31,668        $ 25,012        $134,372        $(59,661)
                                                ========        ========        ========        ========
Net income (loss) per share:
  Basic.....................................    $   0.31        $   0.23        $   1.30        $  (0.54)
                                                ========        ========        ========        ========
  Diluted...................................    $   0.29        $   0.23        $   1.23        $  (0.54)
                                                ========        ========        ========        ========
Shares used in computing net income (loss)
  per share:
  Basic.....................................     103,267         108,040         103,311         111,274
                                                ========        ========        ========        ========
  Diluted...................................     110,424         110,881         109,591         111,274
                                                ========        ========        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999          1999
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  171,133    $  317,580
  Marketable securities.....................................      546,967       426,332
  Accounts receivable, net..................................       75,823        67,158
  Inventories...............................................       71,939        50,838
  Prepaid expenses..........................................       18,648        11,312
  Other current assets......................................       24,916       136,797
                                                               ----------    ----------
    Total current assets....................................      909,426     1,010,017
Property and equipment, net.................................      134,252       126,734
Goodwill and other intangibles..............................      233,732         2,238
Other long-term assets......................................       51,843        34,079
                                                               ----------    ----------
                                                               $1,329,253    $1,173,068
                                                               ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   39,818    $   39,487
  Accrued liabilities.......................................      180,145       112,879
                                                               ----------    ----------
    Total current liabilities...............................      219,963       152,366
                                                               ----------    ----------
4 3/4% Convertible Subordinated Notes.......................      229,800       230,000
Other long-term liability...................................       10,800            --
Contingencies (Notes 16 and 18)

Stockholders' equity:
  Common stock..............................................          104           106
  Additional paid-in capital................................       94,745       194,521
  Retained earnings.........................................      730,447       596,075
  Accumulated other comprehensive income....................       43,394            --
                                                               ----------    ----------
    Total stockholders' equity..............................      868,690       790,702
                                                               ----------    ----------
                                                               $1,329,253    $1,173,068
                                                               ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      NINE MONTH
                                                                     PERIOD ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    $237,239       $120,455
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certain net assets in connection with
  acquisitions, net.........................................    (186,416)       (34,126)
Purchases of property and equipment.........................      (7,253)       (32,203)
Net proceeds from the sale of property and equipment........       1,941             --
Net proceeds from the sale of land held for sale............      16,577             --
Net proceeds from the sale of PTS...........................          --          4,543
Purchases of marketable securities..........................    (961,390)      (479,033)
Sales of marketable securities..............................     630,371        350,634
Maturities of marketable securities.........................     283,174        205,692
Purchases of minority investments...........................      (3,372)            --
                                                                --------       --------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES........    (226,368)        15,507
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..................      88,593         11,567
Proceeds from the issuance of put warrants..................       3,725             --
Repurchases of common stock.................................    (244,132)      (106,514)
Principal payments on long-term debt........................      (5,504)        (5,550)
                                                                --------       --------
NET CASH USED FOR FINANCING ACTIVITIES......................    (157,318)      (100,497)
                                                                --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (146,447)        35,465

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     317,580        227,183
                                                                --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $171,133       $262,648
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements have been prepared on a consistent basis with the March 31, 1999 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 7 through 11, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. For presentation purposes, the Company has indicated its third quarter of fiscal 1999, as having ended on December 31, whereas in fact, the Company's third quarter of fiscal 1999 ended on January 1, 1999. The results of operations for the three and nine month periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the entire year. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

    On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") regarding certain of the Company's previous filings under the Securities Exchange Act of 1934, primarily relating to disclosures in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. Accordingly, the Company has responded to the SEC's inquiries and provided additional disclosures in its fiscal 1999 Annual Report on Form 10-K and all subsequent 1934 Act filings, including this Report on Form 10-Q for the third quarter of fiscal 2000. However, there can be no assurance that the SEC will not take exception with the Company's disclosures and require that the Company make additional disclosures in its periodic reports or further amend its previous filings.

2. COMPREHENSIVE INCOME

    As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires components of comprehensive income, including unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be reported in the financial statements or notes thereto. The adoption does not impact net income (loss). Comprehensive income
(loss) consists of net income (loss) and other comprehensive income.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

2. COMPREHENSIVE INCOME (CONTINUED)

    The components of comprehensive income (loss), net of income taxes, included:

                                                    THREE MONTH PERIOD ENDED
                                              -------------------------------------
                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------
                                                         (IN THOUSANDS)
Net income..................................       $31,668             $25,012
Change in net unrealized gain on
  available-for-sale securities.............        43,394                  --
                                                   -------             -------
Total.......................................       $75,062             $25,012
                                                   =======             =======

                                                     NINE MONTH PERIOD ENDED
                                              -------------------------------------
                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------
                                                         (IN THOUSANDS)
Net income (loss)...........................      $134,372            $(59,661)
Change in net unrealized gain on
  available-for-sale securities.............        43,394                  --
                                                  --------            --------
Total.......................................      $177,766            $(59,661)
                                                  ========            ========

    Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheet represents the accumulated net unrealized gain on available-for-sale securities, net of income taxes, primarily related to the Company's investment in JNI common stock (Note 8). The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation, and the Company's ability to sell the securities under its current limitations. There can be no assurance if and when these gains will be realized.

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

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

4. BALANCE SHEET DETAIL

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory were as follows:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
                                                             (IN THOUSANDS)
Raw materials.........................................     $24,395      $16,354
Work-in-process.......................................      10,598        8,202
Finished goods........................................      36,946       26,282
                                                           -------      -------
                                                           $71,939      $50,838
                                                           =======      =======

    The components of accrued liabilities were as follows:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
                                                             (IN THOUSANDS)
Tax related...........................................    $ 84,200     $ 65,754
Accrued compensation and related taxes................      39,696       22,137
Acquisition related...................................      19,262          491
Sales and marketing related...........................       7,787        7,708
Other.................................................      29,200       16,789
                                                          --------     --------
                                                          $180,145     $112,879
                                                          ========     ========

5. LINES OF CREDIT

    In December 1999, the Company assumed a $10.0 million revolving line of credit, of which $5.5 million was outstanding, in conjunction with the purchase of Distributed Processing Technology Corporation ("DPT") (Note 8). The line of credit was paid in full as of December 31, 1999 and subsequently, the Company terminated this line of credit in January 2000.

    In March 1999, the Company obtained an unsecured $60.0 million revolving line of credit which expires on March 25, 2000. No borrowings were outstanding under this line of credit as of December 31, 1999. The interest rate and commitment fee is based on a pricing matrix, which correlates with the Company's credit rating. Under the arrangement, the Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of December 31, 1999.

6. LONG-TERM DEBT

    In February 1997, the Company issued $230.0 million of 4 3/4% Convertible Subordinated Notes due on February 1, 2004. The Company received net proceeds of $223.9 million. The holders of the notes are entitled to convert the notes into common stock at a conversion price of $51.66 per share through February 1, 2004. The notes are redeemable in whole or in part, at the option of the Company, at any time on or after February 3, 2000 at declining premiums to par. Debt issuance costs are being amortized ratably

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

6. LONG-TERM DEBT (CONTINUED)

over the term of the notes. During the third quarter of fiscal 2000, a 4 3/4% Convertible Subordinated Note for $0.2 million was converted by a note holder into 3,871 shares of the Company's common stock.

    In June 1992, the Company entered into a $17.0 million term loan agreement bearing interest at 7.65%, with principal and interest payable in quarterly installments of $850,000. In the first quarter of fiscal 1999, the Company paid the remaining outstanding principal and interest due on the loan.

7. STATEMENTS OF OPERATIONS

    Restructuring and other charges included:

                                                 THREE MONTH           NINE MONTH
                                                PERIOD ENDED          PERIOD ENDED
                                             -------------------   -------------------
                                             DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
                                                          (IN THOUSANDS)
Acquisition related costs (Note 10)........   $   --     $   --     $   --    $21,463
Restructuring charges (Note 9).............       --         --         --     33,330
Asset impairment and other charges (Notes
  10 and 16)...............................    9,599         --      9,599      7,394
                                              ------     ------     ------    -------
Total restructuring and other charges......   $9,599     $   --     $9,599    $62,187
                                              ======     ======     ======    =======

    Interest and other income included:

                                                THREE MONTH           NINE MONTH
                                               PERIOD ENDED          PERIOD ENDED
                                            -------------------   -------------------
                                            DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                              1999       1998       1999       1998
                                            --------   --------   --------   --------
                                                         (IN THOUSANDS)
Interest income...........................   $8,119     $7,916    $24,750    $24,961
Gain on sale of land (Note 11)............       --         --      3,513         --
Gain on exchange of warrant (Note 8)......       --         --     10,920         --
                                             ------     ------    -------    -------
Total interest and other income...........   $8,119     $7,916    $39,183    $24,961
                                             ======     ======    =======    =======

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS

    DPT: In December 1999, the Company purchased DPT, a leading supplier of high-performance storage solutions, including RAID controllers and storage subsystems, for $185.2 million in cash and assumed stock options valued at $51.8 million. The stock options were valued using the Black-Scholes valuation model. As part of the purchase agreement, $18.5 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback was included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet as of December 31, 1999. The holdback will be paid for such unknown liabilities or to the seller within 12 months from the acquisition date and was included as part of the purchase price of the transaction. Additionally, the Company incurred

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS (CONTINUED)

$1.1 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

    Assuming the business combination had taken place as of April 1, 1998, amortization of goodwill and other intangibles would have increased by $39.4 million and $40.7 million for the nine month periods ended December 31, 1999 and December 31, 1998, respectively. The Company will disclose further pro forma financial information in a subsequent filing on Form 8-K/A.

    The Company accounted for the acquisition of DPT using the purchase method of accounting and, excluding the write-off of acquired in-process technology, the impact of the acquisition was not material to the Company's consolidated financial results of operations from the acquisition date through December 31, 1999. The preliminary allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below.

    The preliminary allocation was based on an independent appraisal and estimate of fair value.

                                                              (IN THOUSANDS)
Net tangible assets.........................................     $  4,262
In-process technology.......................................       16,739
Goodwill and other intangible assets:
  Goodwill..................................................      147,825
  Purchased technology......................................       38,621
  Covenant not to compete...................................        9,332
  Acquired employees........................................        6,832
  Distribution network......................................        9,292
  OEM relationships.........................................        5,190
                                                                 --------
                                                                  217,092
                                                                 --------
Net assets acquired.........................................     $238,093
                                                                 ========

    The net tangible assets acquired were comprised primarily of inventory, property and equipment and receivables offset by accrued liabilities, including amounts due under a line of credit (Note 5). The acquired in-process technology was written-off in the third quarter of fiscal 2000. The estimated weighted average useful life of the intangible assets for purchased technology, covenant not to compete, acquired employees, distribution network, OEM relationships and the residual goodwill, created as a result of the acquisition of DPT, is approximately four years.

    The $16.7 million allocation of the purchase price to the acquired in-process technology has been determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of next generation RAID controllers. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS (CONTINUED)

    NET CASH FLOWS. The net cash flows from the identified project was based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from the project. These estimates were based on the assumptions mentioned below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility.

    The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process technology product are expected to peak in fiscal 2003 and decline in fiscal 2004 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

    Projected gross margins were based on DPT's historical margins, which were in line with the Company's RAID segment that acquired DPT. The estimated selling, general and administrative costs, as well as research and development costs, were consistent with DPT's historical cost structure.

    ROYALTY RATE. The Company applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

    DISCOUNT RATE. Discounting the net cash flows back to their present value was based on the cost of capital for well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 25%.

    PERCENTAGE OF COMPLETION. The percentage of completion was determined using costs incurred by DPT prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 60% complete and the estimated costs to complete the project were approximately $7.8 million.

    The Company expects to complete the project within 15 months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

    CEQUADRAT: In July 1999, the Company purchased CeQuadrat GmbH ("CeQuadrat"), a developer of CD-R software products, for $24.0 million in cash. As part of the purchase agreement, $4.8 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback was included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet as of September 30, 1999. In the third quarter of fiscal 2000, the Company paid the holdback to an escrow

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS (CONTINUED)

account, thereby reducing accrued liabilities in the Condensed Consolidated Balance Sheet as of December 31, 1999. The holdback will be paid for such unknown liabilities or to the seller within 12 months from the acquisition date and was included as part of the purchase price of the transaction. Additionally, the Company incurred $0.3 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

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

    The allocation was based on an independent appraisal and estimate of fair value.

                                                              (IN THOUSANDS)
Net tangible assets.........................................     $   123
In-process technology.......................................       3,016
Goodwill and other intangible assets:
  Goodwill..................................................      10,341
  Purchased technology......................................       3,140
  Covenant not to compete...................................       4,360
  Acquired employees........................................       1,173
  OEM relationships.........................................       1,186
  Trade name................................................         953
                                                                 -------
                                                                  21,153
                                                                 -------
Net assets acquired.........................................     $24,292
                                                                 =======

    The net tangible assets acquired were comprised primarily of cash and receivables offset by accrued liabilities. The acquired in-process technology was written-off in the second quarter of fiscal 2000. The estimated weighted average useful life of the intangible assets for purchased technology, covenant not to compete, acquired employees, OEM relationships, trade name and the residual goodwill, created as a result of the acquisition of CeQuadrat, is approximately three years.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS (CONTINUED)

    The $3.0 million allocation of the purchase price to the acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and CD backup software; the amount of in-process technology allocated to each of the projects was $0.6 million, $2.2 million and $0.2 million, respectively. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

    Projected gross margins were based on CeQuadrat's historical margins, which were in line with the Company's Software segment that acquired CeQuadrat. The estimated selling, general and administrative costs, as well as research and development costs, were consistent with CeQuadrat's historical cost structure.

    ROYALTY RATE. The Company applied a royalty charge of 30% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

    DISCOUNT RATE. Discounting the net cash flows back to their present value was based on the cost of capital for well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process technology was 30% for each of the acquired in-process technology projects. Higher required rates of return, which would correspond to higher risk, are partially mitigated by the Company's expertise in the CD-R market.

    PERCENTAGE OF COMPLETION. The percentage of completion for the projects was determined using costs incurred by CeQuadrat prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and the CD backup software projects were 82%, 69% and 82% complete, respectively, and the estimated costs to complete the projects were approximately $0.1 million in aggregate.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS (CONTINUED)

    All of the in-process technology projects acquired from CeQuadrat were completed during the third quarter of fiscal 2000, and estimated costs to complete the projects were in line with estimates. The next generation professional-oriented CD recording software and the CD backup software began shipping in the third quarter of fiscal 2000. The Company does not anticipate that the next generation consumer-oriented CD recording software will be commercially released.

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

    JNI: Under an Asset Acquisition Agreement, dated November 12, 1998, between JNI Corporation ("JNI") and the Company ("Asset Acquisition Agreement"), the Company sold certain fibre channel technology, products and property and equipment to JNI. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock. In addition, JNI issued to the Company warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock (the share amounts contained in this Report on Form 10-Q for the third quarter of fiscal 2000 reflect a 70% reverse stock split effected by JNI in October 1999). Exercisibility of the warrants was contingent

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

8. BUSINESS COMBINATIONS AND RELATED PARTY TRANSACTIONS (CONTINUED)

upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

    On September 30, 1999, pursuant to an offer from JNI, the Company exchanged an existing contingent warrant to purchase shares of JNI Series A Convertible Preferred Stock for an immediately exercisable warrant to purchase 840,000 shares of JNI Series A Convertible Preferred Stock. The remaining contingent warrants expired unexercisable on October 27, 1999, the effective date of JNI's initial public offering. Upon the closing of the initial public offering the Series A Convertible Preferred Stock automatically converted into shares of common stock.

    As a result of the exchange of the warrant described above, the Company recorded a gain of $10.9 million ($6.6 million net of income taxes) in the second quarter of fiscal 2000, reflecting the excess of fair value of the warrant received over the carrying amount of the warrant surrendered. The Company valued the JNI warrant received using the Black-Scholes valuation model. The gain was included in "Interest and other income" in the Condensed Consolidated Statements of Operations for the nine-month period ended
December 31, 1999. The fair value of the warrant received is included in "Other long-term assets" in the Condensed Consolidated Balance Sheet.

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

    JNI stock became publicly traded in the third quarter of fiscal 2000 as a result of their initial public offering. Accordingly, the Company's investment in JNI common stock is stated at fair value and included in "Marketable securities" and the unrealized gain, net of income taxes, is included in "Other comprehensive income" in the Condensed Consolidated Balance Sheet at December 31, 1999 (Note 3).

    Due to the governmental and contractual restrictions in excess of one year placed on the disposal of the shares underlying the warrant, the warrant does not qualify as a marketable security under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the warrant is accounted for under the historical cost basis and regularly evaluated for recoverability. When the disposal restrictions are within one year of lapsing, the warrant will be accounted for as an available-for-sale security under SFAS 115, which requires investments to be recorded at their fair value. Unrealized gains or losses, net of income taxes, will be recorded as other comprehensive income in the equity section of the Condensed Consolidated Balance Sheet.

9. RESTRUCTURING

    In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $8.8 million, comprised primarily of severance and benefits. In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $24.5 million, net of an adjustment to the restructuring charge taken in the first

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

9. RESTRUCTURING (CONTINUED)

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

    In total, the Company recorded $39.9 million in restructuring charges during fiscal 1999, of which $17.4 million were non-cash charges. During fiscal 1999, the Company paid $20.0 million in cash relating to restructuring activities. The restructuring reserve balance at March 31, 1999 was comprised of $1.5 million for severance and benefits and $1.0 million for other charges, primarily lease payments for vacated facilities. As of December 31, 1999, substantially all of the reserve balance has been paid out.

10. ASSET IMPAIRMENT AND OTHER CHARGES

    The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated future undiscounted cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded non-cash impairment charges of $4.0 million in the second quarter of fiscal 1999, including $1.4 million in manufacturing equipment deemed unnecessary due to non-temporary declines in production volume and the write-off of $2.6 million of non-trade related receivables previously classified in "Other current assets" in the Condensed Consolidated Balance Sheets.

    Additionally, the Company recorded executive termination costs of $3.4 million in the second quarter of fiscal 1999, relating to three executives. The costs consisted of $1.9 million in severance and benefits payments and $1.5 million in non-cash stock compensation charges resulting from amended option agreements.

    In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred $7.8 million in other acquisition-related charges, including legal, consulting and other costs. The Company expensed the entire $21.5 million in fees associated with this terminated acquisition in the first quarter of fiscal 1999.

11. ASSETS HELD FOR SALE

    In March 1999, the Company sold land located in California for net proceeds of $5.1 million resulting in a gain of $1.6 million recorded in the fourth quarter of fiscal 1999. Net proceeds from the sale were received in April 1999.

    As of March 31, 1999, the Company had $41.1 million in assets held for sale which were included in "Other current assets" in the Condensed Consolidated Balance Sheet, representing several pieces of land in California and land and a building in Colorado. In April 1999, the Company sold land held for sale in

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

11. ASSETS HELD FOR SALE (CONTINUED)

California for net proceeds of $11.5 million resulting in a gain of $3.5 million recorded in the first quarter of fiscal 2000. The gain is included in "Interest and other income" in the Condensed Consolidated Statement of Operations for the nine-month period ended December 31, 1999. Net proceeds from the sale were received in April 1999.

    During the third quarter of fiscal 2000, the Company took the Colorado land and building off the market in order to make improvements to the property. At which time the improvements are completed, the Company will make a determination as to its future requirements for the property. Accordingly, the Colorado land and building have been reclassed to "Property and equipment" in the Condensed Consolidated Balance Sheet as of December 31, 1999. As of December 31, 1999, $12.9 million remained in assets held for sale, representing land located in California. In January 2000, the Company entered into a contract to sell the remaining land held for sale in California, however, the Company does not expect to transfer ownership for several months.

12. NET INCOME (LOSS) PER SHARE

    Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

                                         THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                             DECEMBER 31, 1999                         DECEMBER 31, 1998
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC NET INCOME PER SHARE
Net income available to common
  stockholders..................    $31,668        103,267        $0.31       $25,012        108,040        $0.23
                                                                  =====                                     =====
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents........         --          7,157                         --          2,841
                                    -------        -------                    -------        -------
DILUTED NET INCOME PER SHARE
Net income available to common
  stockholders and assumed
  conversions...................    $31,688        110,424        $0.29       $25,012        110,881        $0.23
                                    =======        =======        =====       =======        =======        =====

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

12. NET INCOME (LOSS) PER SHARE (CONTINUED)

                                          NINE MONTH PERIOD ENDED                   NINE MONTH PERIOD ENDED
                                             DECEMBER 31, 1999                         DECEMBER 31, 1998
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER-SHARE      LOSS          SHARES       PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders...........    $134,372       103,311        $1.30       $(59,661)      111,274       $(0.54)
                                                                  =====                                    ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents........          --         6,280                          --            --
                                    --------       -------                    --------       -------
DILUTED NET INCOME (LOSS) PER
  SHARE
Net income (loss) available to
  common stockholders and
  assumed conversions...........    $134,372       109,591        $1.23       $(59,661)      111,274       $(0.54)
                                    ========       =======        =====       ========       =======       ======

    Additional options to purchase 156,000 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common shares during the third quarter of fiscal 2000. The conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were also not included in the computation of diluted net income per share for the third quarter and first nine months of fiscal 2000 because they were anti-dilutive.

    For the three month period ended December 31, 1998, additional options to purchase 4,187,000 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common shares during the third quarter of fiscal 1999. For the nine month period ended December 31, 1998, 20,981,000 shares of common stock were outstanding at December 31, 1998, but were not included in the computations of net loss per share because they were anti-dilutive. The conversion of 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were not included in the computations of net income (loss) per share for the third quarter and first nine months of fiscal 1999 because they were anti-dilutive.

13. STOCK REPURCHASES

    In January 1998, the Company's Board of Directors approved a stock buy back program under which the Company could repurchase up to 10.0 million shares of its common stock in the open market. In October 1998, the Company's Board of Directors approved a stock buy back program under which the Company could repurchase up to $200.0 million of its common stock in the open market. In
May 1999, the Company's Board of Directors approved another stock buy back program under which the Company could repurchase up to an additional
$200.0 million of its common stock in the open market. The Company repurchased and retired 7,902,000 and 8,746,000 shares of its common stock for $244.1 million and $106.5 million during the first nine months of fiscal 2000 and 1999, respectively, under the buy back programs. The transactions were recorded as reductions to common stock and additional paid-in-capital.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

13. STOCK REPURCHASES (CONTINUED)

    As of December 31, 1999, $56.6 million remained authorized for stock buy back under the May 1999 program.

    In the second quarter of fiscal 2000, the Company sold put warrants that could have obligated the Company to buy back up to 1.0 million shares of its common stock at prices ranging from $37 to $39 in exchange for up front premiums of $3.7 million. In the third quarter of fiscal 2000, the put warrants expired unexercised.

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

15. INCOME TAXES

    Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective income tax rate. The Company recorded an income tax provision of $18.8 million representing 37.3% of income before provision for income taxes for the third quarter of fiscal 2000 compared to an income tax provision of $10.4 million representing 29.3% of income before provision for income taxes for the third quarter of fiscal 1999. The effective income tax rate used to calculate the income tax provision for the third quarter of fiscal 2000 was higher than 28% primarily as a result of the book write-offs associated with the acquisition of DPT, for which no current tax benefit will be derived. The effective income tax rate used to calculate the income tax provision for the third quarter of fiscal 1999 was greater than 28% primarily as a result of book write-offs, which are not deductible for tax purposes.

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

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

    In addition, a derivative action was filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. In July 1999, the Company entered into an agreement to settle the derivative action. Under the terms of the agreement, the Company will reimburse the fees and costs incurred by the plaintiff's attorney of $600,000. The settlement does not affect the class action lawsuit still pending. The court approved the settlement on December 21, 1999, and, as a result, the derivative action has been dismissed. The liability is included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet at December 31, 1999.

    As previously disclosed, the Company has been negotiating with a third party concerning a potential patent cross-license agreement. Subsequently, the Company reached a tentative agreement with that party for a patent cross-license. Under the proposed agreement, each party will be granted a license for specified patents of the other party covering the period from January 1, 1990, through June 30, 2004. The license fee to be paid by the Company under the proposed cross-license agreement will range from $11 million to $25 million, depending on the outcome of an evaluation of certain patents by an independent party. The Company's best estimate of the total license fee that will be payable under the proposed cross-license agreement is $18.0 million. The portion of the estimated license fee allocated to revenues from periods prior to December 31, 1999 of $9.6 million was written-off and included in "Restructuring and other charges" in the Condensed Consolidated Statement of Operations for the three and nine month periods ended December 31, 1999. The remaining license fee pertaining to future periods was allocated to an intangible asset and will be amortized over the period from January 1, 2000 through June 30, 2004. At December 31, 1999, $0.9 million of the intangible asset was included in "Prepaid expenses" and $7.5 million was included in "Other long-term assets" in the Condensed Consolidated Balance Sheet. $7.2 million of the total estimated license fee is included in "Accrued liabilities" and the remaining $10.8 million is included in "Other long-term liability" in the Condensed Consolidated Balance Sheet at December 31, 1999.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse impact on the Company's consolidated financial position or results of operations.

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

                               DECEMBER 31, 1999

                                  (UNAUDITED)

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

    The RAID segment designs, develops, manufactures and markets bus-based and microprocessor-based RAID solutions. These products are utilized from entry-level workstations to enterprise-class servers. The Company's RAID controllers provide performance and functionality, incorporate the latest technical innovations, and offer superior software functionality to make RAID fast, simple and reliable.

    In December 1999, the Company acquired DPT, a Florida-based company and leading supplier of high-performance storage solutions, including adapters, RAID controllers, storage subsystems, and management software. Operating results of DPT were not material from the acquisition date (December 22, 1999) through December 31, 1999. Beginning in the fourth quarter of fiscal 2000, operating results of DPT will be combined with those of the Company, specifically the RAID segment.

    The Software segment designs, develops and markets primarily application software for optical peripherals, including CD-R, CD-RW and DVD recordable devices. In addition, the segment offers software utility products that simplifies connecting a SCSI host adapter and peripherals to a microcomputer system. The Company's application software products allow users to store data, including audio, video and still photos, to virtually all marketed CD-R and CD-RW drives using industry standard formats. The application software, along with the peripherals, provide users with a cost effective alternative to other forms of removable media for general purpose computing needs, including the ability to transfer downloaded music from the Internet to CDs for private use or creating compilations of music from purchased music CD labels. The Company's CD-R software offerings are available as stand-alone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

    In July 1999, the Company acquired CeQuadrat, a German-based software company, also providing CD-R and CD-RW products. With the acquisition, came enhanced product development and engineering expertise, as well as a greater European customer base. Results of CeQuadrat have been combined with those of the Company, specifically the Software segment, beginning in the second quarter of fiscal 2000.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and ST Microelectronics, Inc. ("ST"), respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

    Summarized pre-tax financial information concerning the Company's reportable segments is shown in the following table. The Company does not identify or allocate assets or depreciation by operating

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

17. SEGMENT REPORTING (CONTINUED)

segments nor are the segments evaluated under these criteria. The "Other" column includes corporate related items and income and expenses not allocated to reportable segments, primarily unusual transactions and business lines divested in fiscal 1999.

                                                         THREE MONTH            NINE MONTH
                                                        PERIOD ENDED           PERIOD ENDED
                                                     -------------------   --------------------
                                                     DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   ---------
                                                                   (IN THOUSANDS)
HOST I/O:
  Net revenues.....................................  $161,096   $137,240   $468,757   $ 368,121
  Segment profit...................................    72,413     47,507    205,092     105,552

RAID:
  Net revenues.....................................    26,186      8,156     78,306      18,006
  Segment profit (loss)............................     1,038     (4,830)     5,247     (14,613)

SOFTWARE:
  Net revenues.....................................    23,156     13,563     47,783      35,542
  Segment profit...................................     3,366      1,950      2,246       5,907

PTS:
  Net revenues.....................................        --     24,266         --      84,791
  Segment loss.....................................        --     (9,078)        --     (29,794)

OTHER:
  Net revenues.....................................     1,008        647      3,258       1,964
  Segment loss.....................................   (26,324)      (152)   (16,456)   (127,687)

    The following table presents the details of "Other" segment loss:

                                                           THREE MONTH            NINE MONTH
                                                          PERIOD ENDED           PERIOD ENDED
                                                       -------------------   --------------------
                                                       DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                                         1999       1998       1999       1998
                                                       --------   --------   --------   ---------
                                                                     (IN THOUSANDS)
Profit (loss) from divested business lines...........  $     --   $    41    $     --   $ (31,618)
Unallocated corporate loss...........................    (5,294)   (5,117)    (17,553)     (4,255)
Interest and other income............................     8,119     7,916      39,183      24,961
Interest expense.....................................    (2,811)   (2,992)     (8,732)     (9,106)
Write-off of acquired in-process technology..........   (16,739)       --     (19,755)    (45,482)
Restructuring and other charges......................    (9,599)       --      (9,599)    (62,187)
                                                       --------   -------    --------   ---------
Total................................................  $(26,324)  $  (152)   $(16,456)  $(127,687)
                                                       ========   =======    ========   =========

                                 ADAPTEC, INC.

                               DECEMBER 31, 1999

                                  (UNAUDITED)

18. SUBSEQUENT EVENT

    In January 2000, the Company entered into a four-year agreement with Agilent Technologies, Inc. ("Agilent") to co-develop, market and sell fibre channel host bus adapters. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants will be recorded as an intangible asset in the fourth quarter of fiscal 2000 and will be amortized ratably over the term of the agreement. In addition, the Company will license Agilent's fibre channel host adapter and software driver technology and pay royalties to Agilent based on revenue from certain products, with aggregate guaranteed minimum royalty payments of $60.0 million over the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                                  THREE MONTH           NINE MONTH
                                                 PERIOD ENDED          PERIOD ENDED
                                              -------------------   -------------------
                                              DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
Net revenues................................   100.0%     100.0%     100.0%     100.0%
Cost of revenues............................    32.9       40.6       33.9       42.8
                                               -----      -----      -----      -----
Gross margin................................    67.1       59.4       66.1       57.2
                                               -----      -----      -----      -----
Operating expenses:
  Research and development..................    12.2       19.1       12.3       23.6
  Sales, marketing and administrative.......    19.6       22.2       20.2       25.6
  Amortization of goodwill and other
    intangibles.............................     1.5        1.5        1.0        1.9
  Write-off of acquired in-process
    technology..............................     7.9         --        3.3        8.9
  Restructuring and other charges...........     4.5         --        1.6       12.2
                                               -----      -----      -----      -----
Total operating expenses....................    45.7       42.8       38.4       72.2
                                               -----      -----      -----      -----
Income (loss) from operations...............    21.4       16.6       27.7      (15.0)
Interest and other income...................     3.8        4.3        6.6        4.9
Interest expense............................    (1.3)      (1.6)      (1.5)      (1.8)
                                               -----      -----      -----      -----
Income (loss) before provision (benefit) for
  income taxes..............................    23.9       19.3       32.8      (11.9)
Provision (benefit) for income taxes........     8.9        5.7       10.3       (0.2)
                                               -----      -----      -----      -----
Net income (loss)...........................    15.0%      13.6%      22.5%     (11.7)%
                                               =====      =====      =====      =====

    SEC COMMENT LETTER. On June 8, 1999, the Company received a comment letter from the Securities and Exchange Commission ("SEC") regarding certain of the Company's previous filings under the Securities Exchange Act of 1934, primarily relating to disclosures in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements. Accordingly, the Company has responded to the SEC's inquiries and provided additional disclosures in its fiscal 1999 Annual Report on Form 10-K and all subsequent 1934 Act filings, including this Report on Form 10-Q for the third quarter of fiscal 2000. However, there can be no assurance that the SEC will not take exception with the Company's disclosures and require that the Company make additional disclosures in its periodic reports or further amend its previous filings.

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

    In December 1999, the Company acquired Distributed Processing Technology Corporation ("DPT"), a Florida-based company and leading supplier of high-performance storage solutions, including RAID controllers and storage subsystems. Operating results of DPT were not material from the acquisition date (December 22, 1999) through December 31, 1999. Beginning in the fourth quarter of fiscal 2000, operating results of DPT will be combined with those of the Company, specifically the RAID segment.

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

    In July 1999, the Company acquired CeQuadrat, a German-based software company, also providing CD-R and CD-RW products. With the acquisition, came enhanced product development and engineering expertise, as well as a greater European customer base. Results of CeQuadrat have been combined with those of the Company, specifically the Software segment, beginning in the second quarter of fiscal 2000.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and ST Microelectronics, Inc. ("ST"), respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

    NET REVENUES. Net revenues were $211.4 million and $598.1 million for the third quarter and first nine months of fiscal 2000, respectively, an increase of 15.0% and 17.6% from net revenues of $183.9 million and $508.4 million for the third quarter and first nine months of fiscal 1999, respectively.

    Net revenues for the third quarter of fiscal 2000 were comprised of $161.1 million from the Host I/O segment, an increase of 17.4% from the third quarter of fiscal 1999, $26.2 million from the RAID segment, an increase of 221.1% from the third quarter of fiscal 1999, $23.1 million from the Software segment, an increase of 70.7% from the third quarter of fiscal 1999, and $1.0 million representing unallocated corporate net revenues. Net revenues for the third quarter of fiscal 1999 also included $24.3 million from the divested PTS segment. Excluding the divested PTS segment, total net revenues increased $51.8 million or 32.5% in the third quarter of fiscal 2000, compared to the third quarter of fiscal 1999.

    Net revenues for the first nine months of fiscal 2000 were comprised of $468.8 million from the Host I/O segment, an increase of 27.3% from the first nine months of fiscal 1999, $78.3 million from the RAID segment, an increase of 334.9% from the first nine months of fiscal 1999, $47.8 million from the Software segment, an increase of 34.4% from the first nine months of fiscal 1999, and $3.2 million representing unallocated corporate net revenues. Net revenues for the first nine months of fiscal 1999 also included $84.8 million from the divested PTS segment. Excluding the divested PTS segment, total net revenues increased $174.5 million or 41.2% in the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999.

    Net revenues from the Host I/O segment increased in the third quarter and first nine months of fiscal 2000, compared to the third quarter and first nine months of fiscal 1999, primarily as a result of increased demand for high performance I/O. The demand for high performance I/O increased due to growth in on-line applications like electronic commerce, on-line publishing, and the proliferation of the Internet and corporate intranets. The growth in the Host I/O segment net revenues was in line with overall growth in the server market, partially offset by a decline in net revenues from the desktop market, as a result of Ultra-DMA penetration. Additionally, net revenues for the first nine months of fiscal 1999 were adversely impacted as the Company focused on reducing inventory in the distribution channel in the second quarter of fiscal 1999.

    Net revenues from the RAID segment increased in the third quarter and first nine months of fiscal 2000, compared to the third quarter and first nine months of fiscal 1999, primarily as a result of sales of the Company's high-end RAID product which was first introduced in the third quarter of fiscal 1999. Additionally, net revenues from the RAID segment increased as a result of year over year growth in its low-end RAID products through channel distribution. Currently, the Company ships to one significant RAID OEM customer. However, the Company is continuing to market its RAID products to all major server manufacturers and continues to work closely with the OEMs on the design of current and next generation products to meet customer requirements. The Company expects its acquisition of DPT will play an important role in not only extending the range of RAID products, but also expanding its customer base.

    Net revenues from the Software segment increased in the third quarter and first nine months of fiscal 2000, compared to the third quarter and first nine months of fiscal 1999, primarily due to worldwide growth in the CD-R and CD-RW drive markets and additional design wins with PC system OEMs in fiscal 2000. Additionally, net revenues increased due to shipments of the Company's release of Easy CD Creator 4.0 Deluxe product, which launched domestically in the second quarter and worldwide in the third quarter of fiscal 2000. The acquisition of CeQuadrat, beginning in the second quarter of fiscal 2000, also contributed additional net revenues, specifically in Europe. The Company's software royalty revenues have increased from higher unit volume shipments attributable to the rapidly expanding CD-R peripheral market, although per unit royalties have declined.

    GROSS MARGIN. Gross margin in the third quarter and first nine months of fiscal 2000 was 67.1% and 66.1%, respectively, compared to 59.4% and 57.2% in the third quarter and first nine months of fiscal 1999. The higher gross margin experienced in the first nine months of fiscal 2000 primarily resulted from the exclusion of net revenues and cost of sales from PTS products included in the fiscal 1999 gross margin. The PTS products generally obtained a lower gross margin than the Host I/O segment, which represents the largest percentage of net revenues. Excluding the divested PTS segment, gross margin in the third quarter and first nine months of fiscal 1999 was 64.4% and 62.6%, respectively. Excluding the divested PTS segment, the increase in gross margin was due to manufacturing efficiencies obtained through greater production volumes, as well as improved pricing obtained from the Company's global suppliers in the first nine months of fiscal 2000.

    RESEARCH AND DEVELOPMENT. Spending for research and development was $25.8 million and $73.5 million for the third quarter and first nine months of fiscal 2000, respectively, representing a decrease of 26.6% and 38.7% from $35.2 million and $120.0 million for the third quarter and first nine months of fiscal 1999, respectively. The decrease in spending for research and development was primarily due to $7.9 million and $29.2 million of spending related to the divested PTS segment included in the third quarter and first nine months of fiscal 1999, respectively. The decrease in spending for research and development was also attributable to Company-wide cost reduction programs initiated in fiscal 1999 which included reductions in workforce and the curtailment of costs related to the divesting of certain unprofitable business activities. The Company initiated cost reduction programs in order to bring operating expenses in line with net revenues and the business divestitures were completed to further management's objective to refocus the business. Research and development expenses, as a percentage of net revenues, decreased to 12.2% and 12.3% in the third quarter and first nine months of fiscal 2000, respectively, from 19.1% and 23.6% in the third quarter and first nine months of fiscal 1999, respectively.

    SALES, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling marketing and administrative activities was $121.1 million for the first nine months of fiscal 2000, a decrease of 6.8% from $129.9 million for the first nine months of fiscal 1999. Spending for selling, marketing and administrative activities for the third quarter and first nine months of fiscal 1999 included $1.3 million and $5.6 million, respectively, from the divested PTS segment. The decrease in fiscal 2000, compared to fiscal 1999, was also attributable to Company-wide cost reduction programs initiated in fiscal 1999, specifically reductions in workforce. The Company initiated the cost reduction programs in order to bring operating expenses in line with net revenues. Spending for selling, marketing and administrative activities was $41.5 million for the third quarter of fiscal 2000, representing a slight increase of 1.7% from $40.8 million for the third quarter of fiscal 1999. In the third quarter of fiscal 2000, the increase was primarily attributable to the acquisition of CeQuadrat and the expansion of the marketing and sales activities of the RAID segment, partially offset by the cost reductions programs and the divestiture of the PTS segment described above. Sales, marketing and administrative expenses, as a percentage of net revenues, decreased to 19.6% and 20.2% in the third quarter and first nine months of fiscal 2000, respectively, from 22.2% and 25.6% in the third quarter and first nine months of fiscal 1999, respectively.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $3.1 million and $5.8 million for the third quarter and first nine months of fiscal 2000, respectively, compared to $2.7 million and $9.8 million for the third quarter and first nine months of fiscal 1999, respectively. Amortization of goodwill and other intangibles for fiscal 2000 includes goodwill associated with the acquisition of Data Kinesis, Inc. ("DKI") and goodwill and other intangible assets associated with the acquisition of CeQuadrat and DPT. If the acquisition of DPT had taken place as of April 1, 1998, amortization of goodwill and other intangibles would have increased by $39.4 million and $40.7 million for the nine month periods ended December 31, 1999 and December 31, 1998, respectively. Amortization of goodwill and other intangibles for fiscal 1999 includes goodwill associated with the acquisition of DKI, Western Digital's Connectivity Solutions Group and Future Domain Corporation, and goodwill and other intangible assets associated with the acquisition of read channel and preamplifier ASIC technologies ("ASIC technologies") purchased from Analog Devices, Inc. ("ADI") and Ridge Technologies, Inc. ("Ridge").

    WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. In December 1999, the Company purchased DPT, a leading supplier of high-performance storage solutions, including RAID controllers and storage subsystems for $185.2 million in cash and assumed stock options valued at $51.8 million. The stock options were valued using the Black-Scholes valuation model. As part of the purchase agreement, $18.5 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback was included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet as of December 31, 1999. The holdback will be paid for such unknown liabilities or to the seller within 12 months from the acquisition date and was included as part of the purchase price of the transaction. Additionally, the Company incurred $1.1 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

    Assuming the business combination had taken place as of April 1, 1998, amortization of goodwill and other intangibles would have increased by $39.4 million and $40.7 million for the nine month periods ended December 31, 1999 and December 31, 1998, respectively. The Company will disclose further pro forma financial information in a subsequent filing on Form 8-K/A.

    The Company accounted for the acquisition of DPT using the purchase method of accounting and, excluding the write-off of acquired in-process technology, the impact of the acquisition was not material to the Company's consolidated financial results of operations from the acquisition date through December 31, 1999. The preliminary allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below.

    The preliminary allocation was based on an independent appraisal and estimate of fair value.

                                                              (IN THOUSANDS)
Net tangible assets.........................................     $  4,262
In-process technology.......................................       16,739
Goodwill and other intangible assets:
  Goodwill..................................................      147,825
  Purchased technology......................................       38,621
  Covenant not to compete...................................        9,332
  Acquired employees........................................        6,832
  Distribution network......................................        9,292
  OEM relationships.........................................        5,190
                                                                 --------
                                                                  217,092
                                                                 --------
Net assets acquired.........................................     $238,093
                                                                 ========

    The net tangible assets acquired were comprised primarily of inventory, property and equipment and receivables offset by accrued liabilities, including amounts due under a line of credit. The acquired in-process technology was written-off in the third quarter of fiscal 2000. The estimated weighted average useful life of the intangible assets for purchased technology, covenant not to compete, acquired employees, distribution network, OEM relationships and the residual goodwill, created as a result of the acquisition of DPT, is approximately four years.

    The $16.7 million allocation of the purchase price to the acquired in-process technology has been determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of next generation RAID controllers. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value.

    The Company expects to complete the project within 15 months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

    In July 1999, the Company purchased CeQuadrat GmbH ("CeQuadrat"), a developer of CD-R software products, for $24.0 million in cash. As part of the purchase agreement, $4.8 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback was included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet as of September 30, 1999. In the third quarter of fiscal 2000, the Company paid the holdback to an escrow account, thereby reducing accrued liabilities in the Condensed Consolidated Balance Sheet as of December 31, 1999. The holdback will be paid for such unknown liabilities or to the seller within 12 months from the acquisition date and was included as part of the purchase price of the transaction. Additionally, the Company incurred $0.3 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were capitalized as part of the purchase price of the transaction.

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

    The allocation was based on an independent appraisal and estimate of fair value.

                                                              (IN THOUSANDS)
Net tangible assets.........................................     $   123
In-process technology.......................................       3,016
Goodwill and other intangible assets:
  Goodwill..................................................      10,341
  Purchased technology......................................       3,140
  Covenant not to compete...................................       4,360
  Acquired employees........................................       1,173
  OEM relationships.........................................       1,186
  Trade name................................................         953
                                                                 -------
                                                                  21,153
                                                                 -------
Net assets acquired.........................................     $24,292
                                                                 =======

    The net tangible assets acquired were comprised primarily of cash and receivables offset by accrued liabilities. The acquired in-process technology was written-off in the second quarter of fiscal 2000. The estimated weighted average useful life of the intangible assets for purchased technology, covenant not to compete, acquired employees, OEM relationships, trade name and the residual goodwill, created as a result of the acquisition of CeQuadrat, is approximately three years.

    The $3.0 million allocation of the purchase price to the acquired in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The Company acquired technology consisting of next generation consumer-oriented CD-R software, next generation professional-oriented CD-R software and CD backup software; the amount of in-process technology allocated to each of the projects was $0.6 million, $2.2 million and $0.2 million, respectively. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value.

    All of the in-process technology projects acquired from CeQuadrat were completed during the third quarter of fiscal 2000, and estimated costs to complete the projects were in line with estimates. The next generation professional-oriented CD recording software and the CD back up software began shipping in the third quarter of fiscal 2000. The Company does not anticipate that the next generation consumer-oriented CD recording software will be commercially released.

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

    In total, the Company recorded $39.9 million in restructuring charges during fiscal 1999, of which $17.4 million were non-cash charges. During fiscal 1999, the Company paid $20.0 million in cash relating to restructuring activities. The restructuring reserve balance at March 31, 1999 was comprised of $1.5 million for severance and benefits and $1.0 million for other charges, primarily lease payments for vacated facilities. As of December 31, 1999, substantially all of the reserve balance has been paid out.

    ASSET IMPAIRMENT AND OTHER CHARGES. As previously disclosed, the Company has been negotiating with a third party concerning a potential cross-license agreement. Subsequently, the Company reached a tentative agreement with that party for a patent cross-license. Under the proposed agreement, each party will be granted a license for specified patents of the other party covering the period from January 1, 1990, through June 30, 2004. The license fee to be paid by the Company under the proposed cross-license agreement will range from $11 million to $25 million, depending on the outcome of an evaluation of certain patents by an independent party. The Company's best estimate of the total license fee that will be payable under the proposed cross-license agreement is $18.0 million. The portion of the estimated license fee allocated to revenues from periods prior to December 31, 1999 of $9.6 million was written-off in the third quarter of fiscal 2000. The remaining license fee pertaining to future periods was allocated to an intangible asset and will be amortized over the period from January 1, 2000 through June 30, 2004.

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

    In February 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In June 1998, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and $6.7 million in nonconsummation fees to HEA. Additionally, the Company incurred $7.8 million in other acquisition-related charges, including legal, consulting and other costs. The Company expensed the entire $21.5 million in fees associated with this terminated acquisition in the first quarter of fiscal 1999.

    INTEREST AND OTHER INCOME. Interest and other income for the third quarter and first nine months of fiscal 2000 was $8.1 million and $39.2 million, respectively, compared to $7.9 million and $25.0 million for the third quarter and first nine months of fiscal 1999, respectively. Interest and other income for the first nine months of fiscal 2000 consisted of $24.8 million of interest income, $3.5 million from the gain on the sale of land recorded in the first quarter of fiscal 2000 and $10.9 million from the gain on exchange of a warrant to purchase JNI Corporation ("JNI") common stock recorded in the second quarter of fiscal 2000 described below. Interest and other income for the first nine months of fiscal 1999 consisted only of interest income. Excluding the gain on the sale of land and the gain on exchange of the warrant, interest income for the third quarter and first nine months of fiscal 2000 remained flat compared to the prior year.

    Under an Asset Acquisition Agreement, dated November 12, 1998, between JNI and the Company ("Asset Acquisition Agreement"), the Company sold certain fibre channel technology, products and property and equipment to JNI. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock. In addition, JNI issued to the Company warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock (the share amounts contained in this Report on Form 10-Q for the third quarter of fiscal 2000 reflect a 70% reverse stock split effected by JNI in October 1999). Exercisibility of the warrants was contingent upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

    On September 30, 1999, pursuant to an offer from JNI, the Company exchanged an existing contingent warrant to purchase shares of JNI Series A Convertible Preferred Stock for an immediately exercisable warrant to purchase 840,000 shares of JNI Series A Convertible Preferred Stock. The remaining contingent warrants expired unexercisable on October 27, 1999, the effective date of JNI's initial public offering. Upon the closing of the initial public offering the Series A Convertible Preferred Stock automatically converted into shares of common stock.

    As a result of the exchange of the warrants described above, the Company recorded a gain of $10.9 million ($6.6 million net of income taxes) in the second quarter of fiscal 2000, reflecting the excess of fair value of the warrant received over the carrying amount of the warrant surrendered. The Company valued the JNI warrant received using the Black-Scholes valuation model. The gain was included in "Interest and other income" in the Condensed Consolidated Statements of Operations for the nine-month period ended
December 31, 1999. The fair value of the warrant received is included in "Other long-term assets" in the Condensed Consolidated Balance Sheet.

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

    INTEREST EXPENSE. Interest expense was $2.8 million and $8.7 million for the third quarter and first nine months of fiscal 2000, respectively, compared to $3.0 million and $9.1 million for the third quarter and first nine months of fiscal 1999, respectively. The interest expense was primarily related to the 4 3/4% Convertible Subordinated Notes.

    During the third quarter of fiscal 2000, a 4 3/4% Convertible Subordinated Note for $0.2 million was converted by a note holder into 3,871 shares of the Company's common stock.

    INCOME TAXES. Income tax provisions (benefits) for interim periods are based on estimated annual income tax rates. The difference between the Company's effective income tax rate and the U.S. federal statutory income tax rate is primarily due to income earned in Singapore where the Company is subject to a significantly lower effective income tax rate. The Company recorded an income tax provision of $18.8 million representing 37.3% of income before provision for income taxes for the third quarter of fiscal 2000 compared to an income tax provision of $10.4 million representing 29.3% of income before provision for income taxes for the third quarter of fiscal 1999. The effective income tax rate used to calculate the income tax provision for the third quarter of fiscal 2000 was higher than 28% primarily as a result of the book write-offs associated with the acquisition of DPT, for which no current tax benefit will be derived. The effective income tax rate used to calculate the income tax provision for the third quarter of fiscal 1999 was greater than 28% primarily as a result of book write-offs, which are not deductible for tax purposes.

    SUBSEQUENT EVENT. In January 2000, the Company entered into a four-year agreement with Agilent Technologies, Inc. ("Agilent") to co-develop, market and sell fibre channel host bus adapters. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants will be recorded as an intangible asset in the fourth quarter of fiscal 2000 and amortized ratably over the term of the agreement. In addition, the Company will license Agilent's fibre channel host adapter and software driver technology and pay royalties to Agilent based on revenue from certain products, with aggregate guaranteed minimum royalty payments of $60.0 million over the term of the agreement.

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

    YEAR 2000. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As a result, some systems may be unable to accurately process certain date-based information.

    During fiscal 1998, the Company completed implementation of Enterprise Resource Planning ("ERP") software to replace the Company's core business applications, which support sales and customer service, manufacturing, distribution, and finance and accounting. The ERP software was selected not only because it was Year 2000 Compliant, but more importantly, to add functionality and efficiency to the business processes of the Company. The Company completed Year 2000 testing of the ERP software in fiscal 1999 and its has not presented any significant Year 2000 Compliance issues as of the date of this Report.

    In the first half of fiscal 1998, the Company also began a project to analyze and assess the remainder of its business not addressed by the ERP software such as other computer and network hardware and software, production process controllers and related manufacturing equipment. Internal and external resources were used to complete any required modification and tests for Year 2000 Compliance. The replacement or upgrade of its internal use software is primarily commercial off-the-shelf software and non-compatible hardware. As of the date of this Report, the Company has not experienced any significant operational problems for the Company or its customers as a result of Year 2000 Compliance.

    As of the date of this Report, the Company believes that its products are Year 2000 Compliant. The majority of the Company's products are not date sensitive. However, for those products that are date sensitive, the Company, as a standard part of its product development cycle, has had procedures, tests, and methodologies in effect since fiscal 1997 to ensure each product's Year 2000 Compliance readiness.

    Prior to January 1, 2000, the Company defined its critical suppliers and communicated with them to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. Although the Company has not experienced any significant problems with its suppliers as of the date of this report, there can be no guarantee that the systems of other companies, on which the Company's operations rely, will not malfunction for years into and beyond the turn of the century, that those systems will be remediated in a timely manner, or that a failure to become Year 2000 Compliant by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse impact on the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Net cash provided by operating activities for the first nine months of fiscal 2000 totaled $237.2 million compared to $120.5 million for the first nine months of fiscal 1999. Net cash provided by operating activities for the first nine months of fiscal 2000 was primarily attributable to net income of $134.4 million, adjusted for non-cash expenses including depreciation and amortization expense of $30.1 million, the write-off of acquired in-process technology of $19.8 million, write-off of estimate license fees attributable to the proposed cross-license agreement of $9.6 million. Net income was also adjusted for non-cash income, including the gain on sale of land of $3.5 million and the gain on exchange of a warrant to purchase JNI common stock of $6.6 million (net of income taxes). Additionally, net cash provided by operating activities in the first nine months of fiscal 2000 was generated by the decrease in deferred tax assets of $24.5 million and other current assets of $20.2 million and an increase in accounts payable and accrued liabilities of $28.5 million, partially offset by the increase in inventories of $14.2 million and the increase in prepaid expenses of $5.3 million.

    INVESTING ACTIVITIES. Net cash used for investing activities for the first nine months of fiscal 2000 totaled $226.4 million, compared to net cash provided by investing activites for the first nine months of fiscal 1999 of $15.5 million. Net cash used for investing activities for the first nine months of fiscal 2000 included investments in marketable securities of $47.8 million (net of sales and maturities of marketable securities). Additionally, the Company paid
$186.4 million (net of cash received) in connection with the acquisition of CeQuadrat and DPT. The Company spent $7.3 million for capital expenditures and $3.4 million for additional minority investments. The Company received
$18.5 million in proceeds from the sale of property and equipment.

    FINANCING ACTIVITIES. Net cash used for financing activities for the first nine months of fiscal 2000 totaled $157.3 million, compared to $100.5 million for the first nine months of fiscal 1999. During the first nine months of fiscal 2000, the Company repurchased 7.9 million shares of its common stock from the open market for $244.1 million. The stock repurchases were partially offset by proceeds of $88.6 million received from the issuance of common stock to employees through the Company's stock option and employee stock purchase plans.

    In the second quarter of fiscal 2000, the Company sold put warrants that could have obligated the Company to repurchase up to 1.0 million shares of its common stock at prices ranging from $37 to $39 in exchange for up front premiums of $3.7 million. In the third quarter of fiscal 2000, the warrants expired unexercised.

    LIQUIDITY. As of December 31, 1999, the Company's principal sources of liquidity consisted of $718.1 million of cash, cash equivalents and marketable securities, of which $74.8 million is restricted from sale through April 2000. Additionally, the Company has available an unsecured $60.0 million revolving line of credit which expires in March 2000. The Company is currently negotiating an extension of this line of credit. No amounts were due under the line of credit as of December 31, 1999. The Company believes that existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations for the next twelve months.

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

    FUTURE OPERATING RESULTS SUBJECT TO FLUCTUATION. In the first half of fiscal 1999, the Company's operating results were adversely affected by shifts in corporate and retail buying patterns, increased competition, emerging technologies, economic instability in Asia and turbulence in the computer disk drive industry. In addition, fiscal 1999 operating results were significantly impacted by unusual charges and credits including write-offs of acquired in-process technology, costs related to the termination of the Symbios acquisition, restructuring charges, impairment of assets, terminations of senior executives, the gain on the sale of PTS and the gain on the sale of land. Operating results for the nine month period ended December 31, 1999 were significantly impacted by unusual charges and credits including write-offs of acquired in-process technology, write-off of estimated license fees attributable to the proposed cross-license agreement, gain on the exchange of a warrant to purchase JNI common stock and the gain on the sale of land. Additionally, operating results were affected by the recent acquisition of CeQuadrat GmbH beginning in the second quarter of fiscal 2000. Operating results will be affected by the acquisition of Distributed Processing Technology Corporation ("DPT"), beginning in the fourth quarter of fiscal 2000, including increased goodwill and other intangibles amortization expense. In the future, operating results may be affected by the cross-license agreement between the Company and Agilent Technologies, Inc. ("Agilent"), including increased intangible amortization expense. In the future, the Company's operating results may fluctuate as a result of the factors described above and as a result of a wide variety of other factors, including, but not limited to, cancellations or postponements of orders, shifts in the mix of the Company's products and sales channels, changes in pricing policies by the Company's suppliers, interruption in the supply of custom integrated circuits, the market acceptance of new and enhanced versions of the Company's products, product obsolescence and general worldwide economic and computer industry fluctuations. In addition, fluctuations may be caused by future accounting pronouncements, changes in accounting policies, and the timing of acquisitions of other business products and technologies and any associated charges to earnings. The volume and timing of orders received during a quarter are difficult to forecast. The Company's customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from the Company. The Company has historically operated with a relatively small backlog, especially relating to orders of its Host I/O products and has set its operating budget based in part on expectations of future revenues. Because much of the Company's operating budget is relatively fixed in the short-term, if revenues do not meet the Company's expectations, then the Company's operating income and net income may be disproportionately affected. Operating results in any particular quarter, which do not meet the expectations of securities analysts, are likely to cause volatility in the price of the Company's common stock.

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

    RELIANCE ON INDUSTRY STANDARDS, TECHNOLOGICAL CHANGE, DEPENDENCE ON NEW PRODUCTS. Various standards and protocols that evolve with time characterize the computer industry. The Company's current products are designed to conform to certain industry standards and protocols such as SCSI, UltraSCSI, Ultra2 SCSI, Ultra3 SCSI, PCI, RAID, and Fast Ethernet. In particular, a majority of the Company's revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards was to decline, or if they were replaced with new standards, and if the Company did not anticipate these changes and develop new products, the Company's business or operating results could be materially adversely affected. For example, the Company believes that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have materially adversely affected the sales of the Company's products and may materially adversely affect the Company's future sales.

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

    COMPETITION. The markets for all of the Company's products are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and price erosion. In the host adapter market, the Company competes with a number of host adapter manufacturers, including LSI Logic Corporation and other small host adapter manufacturers. The Company's principal competitors for RAID solutions in the server market are American Megatrends, Inc., Mylex Corporation (a wholly-owned subsidiary of IBM), and captive suppliers. The Company's principal competitors in the Software segment range from small operations to large consumer software companies. As the Company has continued to broaden its bandwidth management product offerings into the desktop, server, and networking environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. There can be no assurance that the Company will have sufficient resources to meet growing product demand, that the Company will be able to make timely introduction of new leading-edge solutions in response to competitive threats, that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's business or operating results will not be materially adversely affected by price competition.

    CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS. In July 1999, the Company acquired CeQuadrat and in December 1999, the Company acquired DPT. Both acquisitions were accounted for using the purchase method of accounting. In January 2000, the Company entered into an agreement with Agilent to co-develop, market and sell fibre channel host bus adapters. As part of its overall strategy, the Company may continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing equity holders, the maintenance of uniform standards, controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with this or other business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

    YEAR 2000 COMPLIANCE ISSUES. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As a result, some systems may be unable to accurately process certain date-based information.

    During fiscal 1998, the Company completed implementation of Enterprise Resource Planning ("ERP") software to replace the Company's existing core business applications. Additionally, the Company has analyzed the remainder of its business not addressed by the ERP software and has, through its standard product development cycle, ensured its products are Year 2000 Compliant through procedures, tests and methodologies that have been in effect since fiscal 1997. Although the Company has encountered no significant problems with its internal systems as of the date of this Report, if internal systems do not properly recognize and process date information for years into and beyond the turn of the century, there could be a material adverse impact on other Company's operations. A significant disruption of the Company's financial or business systems would materially adversely impact the Company's ability to process orders, manage production and issue and pay invoices. The Company's inability to perform these functions for a long period of time could result in a material adverse impact on the Company's result of operations and financial condition. Failure of these systems could cause a disruption in the manufacturing process and could result in a delay in completion and shipment of product.

    The Company has communicated with others with whom it does significant business, including major distributors, suppliers, customers, vendors and financial service organizations, to assess their Year 2000 Compliance readiness with respect to both their operations and the products and services they supply. The analysis will continue into fiscal 2000, with corrective action taken commensurate with the criticality of affected products and services. Although, the Company has not encountered any significant problems with others with whom it does significant business as of the date of this Report, if companies with whom the Company does significant business fail because of a Year 2000 malfunction for years into and beyond the turn of the century, there could be a material adverse impact on the Company's operating results. The Company believes it has been impacted by its customers' redirection of corporate management information system budgets towards resolving Year 2000 Compliance issues. Continuation of this trend could lower the demand for the Company's products if corporate buyers defer purchases of high-end business PCs.

    As of the date of this Report, the Company has not encountered any significant problems with its applications and systems or its internal and external sources. However, the Company has developed a contingency plan for some of its applications and systems to address any of the consequences of internal or external failures to be Year 2000 Compliant. The Company has also created a contingency plan for internal and external sources, including key suppliers. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot assure that a contingency plan in effect at the time of a system failure will adequately address the immediate or long-term effects of a failure, or that such a failure would not have a material adverse impact on the Company's operations or financial results in spite of prudent planning.

    DEPENDENCE ON WAFER SUPPLIERS AND OTHER SUBCONTRACTORS. All of the finished silicon wafers used for the Company's products are currently manufactured to the Company's specifications by independent foundries. The Company currently purchases most of its wafers through a supply agreement with TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the availability of raw materials, the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. While the quality, yield, and timeliness of wafer deliveries to date have been acceptable, there can be no assurance that manufacturing yield problems will not occur in the future. In addition, although the Company has various supply agreements with its supplier, a shortage of raw materials or production capacity could lead the Company's wafer supplier to allocate available capacity to customers other than the Company, or to internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from its foundries would delay production and product shipments and could have a material adverse impact on the Company's business or operating results. The Company expects that it will, in the future, seek to convert its fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the Company's current supplier was unable or unwilling to satisfy the Company's wafer needs, the Company would be required to identify and qualify additional foundries. There can be no assurance that any additional wafer foundries would become available, that such foundries would be successfully qualified, or that such foundries would be able to satisfy the Company's requirements on a timely basis.

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

    Additionally, the Company relies on subcontractors for the assembly and packaging of the ICs included in its products. The Company has no long-term agreements with its assembly and packaging subcontractors. In addition, the Company is increasingly using board subcontractors to better balance production runs and capacity. There can be no assurance that such subcontractors will continue to be able and willing to meet the Company's requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse impact on the Company's business or operating results.

    CERTAIN ISSUES RELATED TO DISTRIBUTORS. The Company's distributors generally offer a diverse array of products from several different manufacturers. Accordingly, there is a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell the Company's products. A reduction in sales efforts by the Company's current distributors could have a material adverse impact on its business or operating results. The Company's distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as anticipated, distributors may decrease the amount of product ordered from the Company in subsequent quarters. In addition, there has recently been an industry trend towards the elimination of price protection and distributor incentive programs and channel assembly. These trends could result in a change in distributor business habits, with distributors possibly deciding to decrease the amount of product held so as to reduce inventory levels. This in turn could reduce the Company's revenues in any given quarter and give rise to fluctuation in the Company's operating results. In addition, the Company may from time to time take actions to reduce inventory levels at distributors. These actions could reduce the Company's revenues in any given quarter and give rise to fluctuations in the Company's operating results.

    DEPENDENCE ON KEY PERSONNEL. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the design enhancements and manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse impact on the Company's business or operating results.

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

    INTELLECTUAL PROPERTY PROTECTION AND DISPUTES. The Company has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. Although the Company actively maintains and defends its intellectual property rights, no assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The Company has from time to time discovered counterfeit copies of its products being manufactured or sold by others. Although the Company maintains an active program to detect and deter the counterfeiting of its products, should counterfeit products become available in the market to any significant degree, it could materially adversely impact the business or operating results of the Company.

    From time to time, third parties may assert exclusive patent, copyright, and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely impact the Company's business or operating results.

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

    NATURAL DISASTERS. The Company's corporate headquarters in California are located near major earthquake faults. Any damage to the Company's information systems caused as a result of an earthquake, fire or any other natural disasters could have a material impact on the Company's business, financial condition and results of operations. Additionally, the Company's primary wafer supplier is located in Taiwan, which has recently experienced significant earthquakes. Although there was no major damage to their facilities or the equipment, additional earthquakes could interrupt the Company's manufacturing process and have a material adverse impact on the Company's business, financial condition or results of operations.

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

    EQUITY PRICE RISK. The Company is exposed to equity price risk with its investment in JNI common stock included in "Marketable securities" and its investment in a warrant to purchase JNI common stock included in "Other long-term assets" in the Condensed Consolidated Balance Sheet at December 31, 1999. An adverse change in the price of JNI common stock and limitations on the sale of that stock could have an adverse material impact on the Company's financial results if the Company was to sell its investment at a loss and it could have a material adverse impact on the Company's financial position.

    DERIVATIVES. In the second quarter of fiscal 2000, the Company sold put warrants that could have obligated the Company to buy back shares of its common stock at prices greater than market value in exchange for up front premiums. In the third quarter of fiscal 2000, the put warrants expired unexercised. In the future, the Company may sell additional derivative instruments, which could have a material adverse impact on the Company's financial position.

PRO FORMA FINANCIAL RESULTS

    The following pro forma results of operations for the three and nine month periods ended December 31, 1999 and 1998, do not represent the Company's results of operations or earnings per share information in accordance with generally accepted accounting principles. Pro forma operating results have been presented to provide period to period comparability of the Company's underlying operating results excluding revenue and expenses related to the PTS business lines sold in the third and fourth quarters of fiscal 1999, amortization of goodwill and other intangibles, write-off of acquired in-process technology, restructuring and other charges, gain on the sale of land, gain on the exchange of a warrant to purchase JNI common stock, and the related income tax effects associated with each of these items. The pro forma results of operations presented are not necessarily indicative of future operating results and should be read in conjunction with the historical financial statements and related notes.

                                                                            PRO FORMA
                                                                     THREE MONTH PERIOD ENDED
                                                           --------------------------------------------
                                                            DECEMBER 31, 1999        DECEMBER 31, 1998
                                                           -------------------      -------------------
                                                                        (1)                      (2)
Net revenues.............................................  $211,446    100.0%       $159,606    100.0%
Cost of revenues.........................................    69,529     32.9          56,752     35.6
                                                           --------    -----        --------    -----
Gross profit.............................................   141,917     67.1         102,854     64.4
                                                           --------    -----        --------    -----
Operating expenses:
  Research and development...............................    25,804     12.2          27,267     17.1
  Sales, marketing and administrative....................    41,496     19.6          39,492     24.7
                                                           --------    -----        --------    -----
Total operating expenses.................................    67,300     31.8          66,759     41.8
                                                           --------    -----        --------    -----
Income from operations...................................    74,617     35.3          36,095     22.6
Interest and other income................................     8,119      3.8           7,916      5.0
Interest expense.........................................    (2,811)    (1.3)         (2,992)    (1.9)
                                                           --------    -----        --------    -----
Income from operations before provision for income
  taxes..................................................    79,925     37.8          41,019     25.7
Provision for income taxes...............................    22,379     10.6          11,485      7.2
                                                           --------    -----        --------    -----
Net income...............................................  $ 57,546     27.2%       $ 29,534     18.5%
                                                           ========    =====        ========    =====
Net income per share:
  Basic..................................................  $   0.56                 $   0.27
                                                           ========                 ========
  Diluted................................................  $   0.52                 $   0.27
                                                           ========                 ========
Shares used in computing net income per share:
  Basic..................................................   103,267                  108,040
                                                           ========                 ========
  Diluted................................................   114,876                  110,881
                                                           ========                 ========

------------------------

(1) As a percentage of net revenues for the three month period ended December 31, 1999

(2) As a percentage of net revenues for the three month period ended December 31, 1998

                                                                            PRO FORMA
                                                                     NINE MONTH PERIOD ENDED
                                                           --------------------------------------------
                                                            DECEMBER 31, 1999        DECEMBER 31, 1998
                                                           -------------------      -------------------
                                                                        (1)                      (2)
Net revenues.............................................  $598,104    100.0%       $423,633    100.0%
Cost of revenues.........................................   202,583     33.9         158,244     37.4
                                                           --------    -----        --------    -----
Gross profit.............................................   395,521     66.1         265,389     62.6
                                                           --------    -----        --------    -----
Operating expenses:
  Research and development...............................    73,539     12.3          90,805     21.4
  Sales, marketing and administrative....................   121,106     20.2         124,285     29.3
                                                           --------    -----        --------    -----
Total operating expenses.................................   194,645     32.5         215,090     50.7
                                                           --------    -----        --------    -----
Income from operations...................................   200,876     33.6          50,299     11.9
Interest and other income................................    24,750      4.2          24,961      5.9
Interest expense.........................................    (8,732)    (1.5)         (9,106)    (2.2)
                                                           --------    -----        --------    -----
Income from operations before provision for income
  taxes..................................................   216,894     36.3          66,154     15.6
Provision for income taxes...............................    60,730     10.2          17,769      4.2
                                                           --------    -----        --------    -----
Net income...............................................  $156,164     26.1%       $ 48,385     11.4%
                                                           ========    =====        ========    =====
Net income per share:
  Basic..................................................  $   1.51                 $   0.43
                                                           ========                 ========
  Diluted................................................  $   1.42                 $   0.43
                                                           ========                 ========
Shares used in computing net income per share:
  Basic..................................................   103,311                  111,274
                                                           ========                 ========
  Diluted................................................   114,043                  113,073
                                                           ========                 ========

------------------------

(1) As a percentage of net revenues for the nine month period ended December 31, 1999

(2) As a percentage of net revenues for the nine month period ended December 31, 1998

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

    In the second quarter of fiscal 2000, the Company sold put warrants that could have obligated the Company to buy back up to 1.0 million shares of its common stock at prices ranging from $37 to $39 in exchange for up front premiums of $3.7 million. In the third quarter of fiscal 2000, the put warrants expired unexercised.

    The Company is exposed to equity price risk relating to its available-for-sale securities. The Company has not attempted to reduce or eliminate its market exposure on the equity securities. The realization of the unrealized gains on its equity securities is dependent on the market value of the securities, which is subject to fluctuation and the Company's ability to sell the securities under its current limitations. There can be no assurance if and when the unrealized gains will be realized. For each 10% decline in market value of its available-for-sale equity securities from December 31, 1999, the Company's marketable securities would decline in value by $7.5 million.

    This represents an update to the Quantitative and Qualitative Disclosure About Market Risk contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A derivative action was filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. In July 1999, the Company entered into an agreement to settle the derivative action. Under the terms of the agreement, the Company will reimburse the fees and costs incurred by the plaintiff's attorney of $600,000. The settlement does not affect the class action lawsuit still pending. The settlement was approved by the court on December 21, 1999, and, as a result, the derivative action has been dismissed. The liability is included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet at December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

NUMBER   EXHIBIT DESCRIPTION
------   -------------------
  2.1    Agreement and Plan of Reorganization, dated as of
         December 3, 1999, by and among Adaptec, Inc., Adaptec Mfg.
         (S) Pte. Ltd., Adaptec Acquisition Corp., Distributed
         Processing Technology Corp., and Stephen H. Goldman.
         (Incorporated by reference to Exhibit 2.1 to Form 8-K as
         filed January 6, 2000)

 27.1    Financial Data Schedule for the quarter ended December 31,
         1999

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By:  /s/ ANDREW J. BROWN                                        Date: February 11, 2000
     -------------------------------------------
     Andrew J. Brown
     Vice President, Finance
     Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ KENNETH B. AROLA                                       Date: February 11, 2000
     -------------------------------------------
     Kenneth B. Arola
     Vice President
     Corporate Controller
     (Principal Accounting Officer)