Form 10-K
period 2000-03-31
ADAPTEC INC
filed 2000-06-27
CIK 709804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER 000-15071
                           --------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    Based on the closing sale price of the Common Stock on the Nasdaq National Market System on June 26, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,491,500,735. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 99,124,506 at June 26, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 24, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

    References made in this Annual Report on Form 10-K to "Adaptec", the "Company", the "Registrant", "we", "our", or "us" refer to Adaptec, Inc. and its wholly-owned subsidiaries. Adaptec, Easy CD Creator, DirectCD, Toast, Adaptec Jam, GoBack, WinOnCD and the Adaptec logo are trademarks of Adaptec, Inc., which may be registered in some jurisdictions. All other trademarks used are owned by their respective owners.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Adaptec was incorporated in 1981 and went public on the Nasdaq Stock Market in 1986. Adaptec is the global leader in innovative storage solutions. Adaptec's hardware and software solutions for eBusiness and Internet applications move, manage, and protect critical data and digital content. The Company operates in three principal segments: Direct Attached Storage ("DAS"), Storage Networking Solutions ("SNS") and Software. Adaptec's products are found in high-performance networks, servers, workstations and desktops from the world's leading OEMs, and are sold through distribution channels to Internet service providers, enterprises, medium and small businesses and consumers. Adaptec is an S&P 500 and a Nasdaq Stock Market 100 member.

CORPORATE STRATEGY AND BUSINESS SEGMENTS

    In the fourth quarter of fiscal 2000, the Company elected to realign its business segments. Previously, the Company's reportable segments were Host Input/Output ("I/O"), Redundant Array of Independent Disks ("RAID"), Software, Peripheral Technology Solutions ("PTS") and Other. The current segments are organized by technologies and include DAS, SNS, Software, PTS and Other. Current market trends indicate that Host I/O and RAID technologies are converging, that is, data protection is becoming standard in the majority of server configurations. Accordingly, the Company has combined two of its former business segments--Host I/O and RAID--to form DAS. Additionally, one of the Company's business lines formerly reported as part of the Host I/O segment--Networking Products Group ("NPG")--has been reclassified to SNS, a new segment. The Software, PTS and Other segments remain unchanged.

    The DAS segment designs, develops, manufactures and markets I/O management solutions to the entire range of servers, workstations and high-end desktops. These systems employ internal disk drives as their primary mass storage solution, but also require high-performance connectivity to additional internally and externally connected storage and peripherals. The performance of the I/O subsystem is an important component of overall system performance. The need for high-performance I/O server solutions has been increasing due to greater Internet usage, multitasking operating systems and large multimedia files.

    The Company's I/O solutions include Small Computer System Interface ("SCSI") technology delivered via adapter cards and controller chips and SCSI-based and fibre channel-based RAID technology. These solutions combine the most advanced SCSI performance with manageability and backwards compatibility. SCSI technology connects a computer's central processing unit ("CPU") to internal and external peripherals, including storage devices. The Company's RAID products are utilized in systems ranging from entry-level workstations to enterprise-class servers, improving data storage speed, integrity, and reliability.

    The emerging SNS segment will focus on bringing new levels of functionality and interoperability with storage area network ("SAN") initiatives, including fibre channel, ethernet and infiniband. The SNS segment's primary initiative is developing, manufacturing and marketing fibre channel adapters and marketing storage solutions for the SAN marketplace. In addition, the Company will evaluate new emerging opportunities in areas such as storage appliances, ethernet-based storage architectures, and external RAID controllers. Customers' needs for storage are changing in response to the growth of data brought about by eBusiness and the Internet. In response to demand for lower cost of data management, increased data availability, higher performance and simplified storage scalability, multiple storage architectures are emerging, where storage devices are connected directly into a network-like fabric. The Company intends to provide a variety of storage solutions to meet customer demands in the existing corporate marketplace and in the Internet infrastructure market.

    The Software segment designs, develops and markets primarily application software for personal computers and optical peripherals, including compact disk recordable ("CD-R"), compact disk rewriteable ("CD-RW") and digital video disks ("DVD") recordable devices. The Company's application software products allow users to store data, including audio, video and still photos, to virtually all marketed CD-R and CD-RW drives using industry standard formats. The application software, along with the peripherals, provide users with a cost effective alternative to other forms of removable media for general purpose computing needs, including the ability to transfer downloaded music from the Internet to compact disks ("CDs") for private use or creating compilations of music from purchased music CD labels. The Company's CD-R software offerings are available as stand-alone products, and also ship built-in or "bundled" with most CD-R drives in the desktop market.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc. ("TI") and STMicroelectronics, Inc. ("ST"), respectively. This segment designed developed, manufactured and marketed proprietary integrated circuits ("ICs") for use in mass storage devices and other peripherals.

    The Other segment includes unallocated corporate related revenues and expenses, including patent settlement fees, interest and other income, interest expense, write-off of acquired in-process technology resulting from acquisitions, restructuring charges, other charges and the gain on the sale of PTS. Additionally, the Other segment includes revenues and expenses related to businesses divested in fiscal 1999, including external storage, satellite networking and fibre channel. Although these business lines were divested, the Company continues to hold a minority interest in Chaparral Network
Storage, Inc. ("Chaparral", formerly known as Chaparral Technologies, Inc.), BroadLogic, Inc. ("BroadLogic") and JNI Corporation ("JNI", formerly known as Jaycor Networks, Inc.) the companies which acquired these business lines, respectively.

    See "Note 17. Segment, Geographic and Significant Customer Information" in Notes to Consolidated Financial Statements on page 70, for further information on the Company's operating segments.

ACQUISITIONS AND STRATEGIC INVESTMENTS

    In July 1999, the Company purchased CeQuadrat GmbH ("CeQuadrat"), a German-based software company, providing CD-R and CD-RW products primarily to the European markets. CeQuadrat is included in the Company's Software segment. In consideration for CeQuadrat, the Company paid $24.3 million in cash (including $0.3 million in professional fees). The Company accounted for the acquisition of CeQuadrat using the purchase method of accounting.

    In December 1999, the Company purchased Distributed Processing Technology, Corp. ("DPT"), a supplier of high-performance storage solutions, including SCSI, RAID and fibre channel based controllers and storage subsystems. DPT is included in the Company's DAS segment. In consideration for DPT, the Company paid
$186.3 million in cash (including $1.1 million in professional fees) and assumed stock options valued at $51.8 million. The Company accounted for the acquisition of DPT using the purchase method of accounting.

    In January 2000, the Company entered into a four-year agreement with Agilent Technologies, Inc. ("Agilent") to co-develop, market and sell fibre channel adapters in connection with the SNS segment. The alliance is targeted at providing interoperability and support to drive customer confidence and accelerate the adoption of fibre channel in the Windows NT market. The Company will license Agilent's fibre channel adapter and software driver technology and pay guaranteed royalties to Agilent based on revenue from certain products. Additionally, the Company issued warrants to Agilent valued at $37.1 million. Amortization of the value of the warrants is included in the operating results of the SNS segment beginning in the fourth quarter of fiscal 2000.

    In March 2000, the Company purchased Wild File, Inc. ("Wild File"), a software company providing data protection software that allows desktop users to undo a multitude of problems arising from system crashes, failed software installations, and user error. Wild File is included in the Company's Software segment. In consideration for Wild File, the Company paid $13.6 million in cash (including $0.4 million in professional fees), issued 392,000 shares of the Company's common stock valued at $17.1 million and assumed stock options valued at $0.8 million. Due to certain restrictions placed on the disposal of certain shares, $2.6 million of the common stock was accounted for as "Deferred stock-based compensation", a contra equity account on the Consolidated Balance Sheets, and was not included in the purchase price. The Company accounted for the acquisition of Wild File using the purchase method of accounting.

PRODUCTS

    The Company's products are designed and manufactured using various technologies and resources. The Company continues to utilize a process called concurrent engineering, in which manufacturing, marketing, and engineering work together early in the development cycle to meet the demands of emerging technologies as well as decrease the "time to volume" of product shipments. The Company maintains separate engineering functions for each of its operating segments. The Company maintains an Internet Website to provide its customers with detailed company and product information.

DAS

    The Company's DAS products include bus-based and microprocessor-based RAID solutions and SCSI host adapter boards and chips, including related firmware and software. These products are utilized in a wide range of servers from entry-level workstations to enterprise-class servers, as well as desktops.

    The Company's RAID controllers provide performance and functionality, incorporate 32-bit and 64-bit PCI technology and offer superior software functionality to make RAID creation and manipulation fast, simple and reliable. The Company believes it is the only significant RAID vendor to offer the benefit of proprietary SCSI development in its RAID controllers. In addition, the Company believes its UDMA-based RAID controllers offer levels of functionality that exceed the level of RAID currently available from competing companies. In addition, the Company's Ultra2 SCSI RAID card family supports advanced RAID features, including bootable arrays, hot-swap drives, extended parity protection, dynamic sector repairing and round-the-clock fault tolerance for business and mission critical data.

    Adaptec RAID Cards are rigorously tested with hundreds of SCSI systems and peripherals like hard disk drives, tape drives, Zip, Jaz, CD-R, CD-RW and scanners to ensure customers are getting compatibility that they can rely upon.

    The Company's SCSI products, which incorporate the Company's proprietary single chip architectures, provide customers with I/O solutions in the markets it serves. The Company provides bus mastering, SCSI host adapters that manage all I/O processing activity, thereby freeing the CPU to perform other operations. The Company offers these host adapters across all ranges of bus architectures including peripheral component interconnect ("PCI"), industry standard architecture ("ISA"), extended industry standard architecture ("EISA"), and personal computer memory card international association ("PCMCIA") as well as for previous generations of the SCSI standard. The Company also provides non-bus mastering host adapters that provide standardized SCSI connectivity between the CPU and its peripherals. To expand further the market for its products, the Company continues to develop and market I/O solutions meeting specific OEM requirements and turnkey kits for the distributor channels. These kits include a SCSI host adapter and related software that enable end-users to more readily connect SCSI peripherals to their microcomputers.

    The Company has undertaken numerous initiatives to increase the accessibility, ease of use, and versatility of the SCSI standard. Advanced SCSI programming interface ("ASPI"), an industry standard developed by the Company, enables users to integrate high-performance SCSI peripherals with computers using popular operating systems, such as Windows (including Windows 98 and Windows NT), NetWare, OS/2, UNIX, Novel, Macintosh and Linux. In addition, the Company has strategic relationships with leading operating system vendors, such as IBM Corporation, Microsoft Corporation, and Novell Inc., resulting in joint development projects to embed the Company's software within their operating systems.

SNS

    Currently, the Company's SNS product offerings include single-port and multi-port networks interface cards. These products are used in high-performance network servers that provide critical local and wide area network solutions. They maximize the performance of PCI servers operating on Fast Ethernet and Ethernet networks by providing increased bandwidth on the network.

    The Company intends to offer fibre channel adapters and other fibre channel based technology products beginning in fiscal 2001. The Company is licensing the technology for the adapters through its agreement with Agilent. The fibre channel adapters will be used to connect fibre channel devices, including disk drives, to servers. In addition, the Company is developing ethernet-based storage products to serve the growing market for SANs.

SOFTWARE

    Many of the Company's software products focus on providing CD-R and CD-RW mastering capability as well as providing complementary editing utilities. These products include Easy CD Creator-TM-, DirectCD-TM-, WinOnCD-TM-, Toast-TM- and Adaptec Jam-TM-, and are popular for data storage to optical media and provide users a storage alternative to other removable media. These software offerings are available in retail packages and also ship built-in or "bundled" with many industry-leading CD-R and CD-RW drives.

    Additionally, the Company's software product offerings include data protection software, specifically GoBack-TM-. GoBack-TM- is run on the desktop and allows users to quickly undo any number of problems occurring from system crashes, failed software installation, and user error.

MARKETING AND CUSTOMERS

DAS

    The Company believes it has successfully positioned itself as a leading supplier of a full range of I/O storage solutions. The Company sells its DAS products through a direct sales force to substantially all major server and PC OEMs, as well as most of the major electronic distributors worldwide. The Company works closely with its OEM customers on the design of current and next generation products to meet the specific requirements of system integrators and end-users. The Company provides its OEM customers with extensive applications and system design support.

    The Company maintains training and support for distribution customers such as value added resellers ("VARs"), system integrators and distributors. Sales and marketing of DAS products to OEMs are primarily handled by the Company's direct sales force, marketing and engineering teams. Senior management familiar with the customer's market and needs may also participate in the marketing process. Sales to other customers such as VARs, system integrators and distributors are marketed similarly. The Company also sells board-based products to end-users through major computer product distributors and provides technical support to its customers worldwide.

    The Company's DAS OEM customers include Asustek Computer, Inc., Celestica, Inc., Hewlett Packard Co., Dell Computer Corporation, IBM Corporation, Siemens Nixdorf and Solectron Corporation. The Company's DAS distributor customers include Computer 2000, Inc., Ingram Micro, Inc., Macrotron Systems, Inc., Nichimen Electronics, Softbank Corporation, Synnex and Tech Data Corporation. Net revenues from the DAS segment were $703.6 million, $532.3 million and $696.0 million in fiscal 2000, 1999 and 1998, respectively.

    The Company emphasizes solution-oriented customer support as a key element of its marketing strategy and maintains technical applications groups in the field as well as at the Company's headquarters. Support provided by these groups includes assisting current and prospective customers in the use of the Company's products, writing application notes, and conducting seminars for system designers. The systems-level expertise and software experience of the Company's engineering staff are also available to customers with particularly difficult design problems. A high level of customer support is also maintained through technical support hotlines, electronic bulletin boards, and dial-in-fax capability.

SNS

    The Company's network interface cards are sold primarily to OEMs. Beginning in the fourth quarter of fiscal 1999, the Company restructured certain areas of this business and began focusing more on sales and marketing activities. In turn, this increased sales to existing OEMs. The Company's SNS OEM customers include Hewlett Packard Co., EMC Corp. and NetScout Systems, Inc. The Company's SNS distributor customers include Ingram Micro, Inc. and Arrow Electronics, Inc.

    The Company is currently developing fibre channel boards through technology licensed from Agilent. The Company will market the boards to both OEMs and VARs through a direct sales force and through distributors.

    Net revenues from the SNS segment were $25.3 million, $20.0 million and $19.6 million in fiscal 2000, 1999 and 1998, respectively.

SOFTWARE

    The Company has leveraged its strength in developing high-performance peripheral connectivity software to attain its position as a leading supplier of CD-R software. The development of new multimedia applications that focus on data storage, digital photography, music CD creation, the availability of digital music formats such as MP3, Internet audio, and desktop video drive the need for optical storage devices. Through its relationship with leading CD-RW and DVD drive manufacturers and system OEMs, the Company ensures software support and compatibility for its product offerings. The Company's product emphasis has been to provide high-performance, high-quality, consumer-friendly software applications that enable the usage of optical storage.

    The Company's Software OEM customers include Hewlett Packard Company, Dell Computer Corporation, Acer Peripherals, Inc., Gateway 2000, Inc., and Yamaha Corporation of America. The Company's software distributor customers include Ingram Micro, Inc., Tech Data Corporation, and Computer 2000, Inc. The Company's retail customers include Digital River Systems and Rush Order. Net revenues from the Software segment were $78.2 million, $47.1 million and $38.2 million in fiscal 2000, 1999 and 1998, respectively.

COMPETITION

    The markets for all of the Company's products within the DAS, SNS and Software segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and competitive price pressures. The Company's competitors continue to introduce products with improved performance characteristics, and its customers continue to develop new applications. As the Company has continued to broaden its storage solution product offerings into the server, workstation and desktop environments, it has experienced, and expects to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter its markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. The Company will have to continue to develop and market appropriate products to remain competitive. The Company believes one of the factors in its competitive success is its continued commitment of resources to research and development in the future.

DAS

    In the DAS segment, the Company competes with LSI Logic Corporation, American Megatrends, Inc., QLogic, Corp., Mylex Corporation (a subsidiary of IBM Corporation), and a number of other smaller manufacturers. The markets for the Company's DAS products have been highly competitive and are likely to remain competitive. The Company's competitive strategy is to continue to leverage its technical leadership and concentrate on the most technology-intensive solutions. To address the competitive nature of the business, the Company designs advanced features into its products, with particular emphasis on data transfer rates, software-defined features, and compatibility with major operating systems and most peripherals. The Company believes the principal competitive factors in this market are performance, a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments, product features, brand awareness, financial resources, and technical and administrative support. The Company believes that it presently competes favorably with respect to each of these factors.

SNS

    In the SNS segment, the Company's network interface cards compete with Intel Corp. and 3Com Corp. The Company's competitive strategy is to continue to focus on its sales and marketing efforts and leverage the technology to design other competitive networking solutions. The Company's fibre channel products will compete with QLogic Corp. in the Windows NT market. The Company believes that the principal competitive factors in the fibre channel market are performance, brand awareness and technical and administrative support.

SOFTWARE

    The rapidly growing CD-RW and data protection markets have attracted a number of software competitors ranging from small operations to large consumer software companies. The Company believes its competitive strength is its technical expertise in providing quality connectivity support coupled with its strong retail presence. Its competitive strategy is to continue to focus on providing its

OEM customers with high-quality software solutions at competitive prices, while leveraging its OEM presence to drive consumers to upgrade to its full-featured retail applications.

    The Company believes the primary competitive factors in the OEM market are performance, pricing, and support, while at retail the factors relate more to the compelling nature of its products and consumer awareness.

BACKLOG

    At March 31, 2000, the Company's backlog was approximately $43 million compared with $56 million at March 31, 1999. Backlog levels may vary with product availability, delivery lead times and customer order delays, changes or cancellations. Accordingly, the Company's backlog as of any particular date may not necessarily be an indicator of future operating results.

MANUFACTURING

    The Company's Singapore manufacturing facility produces and tests most DAS, SNS and Software products. Additionally, the Company acquired a manufacturing facility in Florida in connection with the purchase of DPT. The Florida facility continues to manufacture DPT products for the DAS segment. The Company continuously strives to lower costs, shorten manufacturing cycle times, and improve service to customers. The Company's products make extensive use of standard logic, printed circuit boards, and random access memory from several outside suppliers in addition to the Company's custom designed integrated circuits.

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

PATENTS AND LICENSES

    The Company maintains a patent award program which encourages its engineers to document patentable inventions and has applied for and continues to apply for patents both in the United States and in foreign countries when it deems advantageous to do so. There can be no assurance that patents will be issued or that any patent issued will provide significant protection or could be successfully defended.

    As is the case with many companies in the high technology industry, it may be desirable in the future for the Company to obtain technology licenses from other companies. The Company has occasionally received notices of claimed infringement of intellectual property rights and may receive additional such claims in the future. The Company evaluates all such claims and, if necessary, will seek to obtain appropriate licenses. There can be no assurance that any such licenses, if required, will be available on acceptable terms.

    In May 2000, the Company entered into a patent cross-license agreement with a third party and will pay a settlement fee in return for a release from past infringement claims prior to January 1, 2000. In addition, the Company will pay a license fee for the use of certain of the third party's patents through June 30, 2004. The aggregate fee to be paid by the Company under the proposed cross-license agreement will range from $11.0 million to $25.0 million depending on the outcome of an evaluation of certain patents by an independent party. The Company's best estimate of the aggregate fee that will be payable under the proposed cross-license agreement is $18.0 million. Of the estimated amount, $9.6 million was attributed to the settlement of past infringement claims.

RESEARCH AND DEVELOPMENT

    The Company believes research and development are fundamental to its success, especially in IC design, software development, and I/O solutions that encompass emerging technologies. The development of proprietary ICs that support multiple architectures and peripheral devices requires a combination of engineering disciplines. In addition, extensive knowledge of computer and subsystem architectures, expertise in the design of high-speed digital ICs, and knowledge of operating system software are essential. The Company's research and development efforts continue to focus on the development of complete solutions that include proprietary ICs, firmware, and software that support multiple architectures and peripheral devices. These I/O solutions facilitate high-speed data transfer rates for eBusiness and Internet applications, which are essential to the enhanced performance of client/server networking environments, applications requiring high-performance I/O, and the adoption of various peripheral devices.

    The Company intends to continue to leverage its technical expertise and product innovation capabilities to address I/O solutions across a broad range of users and platforms. The Company continues to invest resources in all business segments to develop its core products as well as next generation hardware and software solutions.

    Approximately 25% of the Company's employees are engaged in research and development. In fiscal 2000, 1999 and 1998, the Company spent approximately $103.1 million (12.7% of net revenues), $146.2 million (21.1% of net revenues) and $169.0 million (16.8% of net revenues), respectively, for research and development. During fiscal 1999, the Company restructured its business to reduce costs, improve operating efficiencies and divest itself of unprofitable business lines, although the cost benefits of these actions were not fully realized until fiscal 2000. As a result of the restructuring actions, the Company's operating expenses, specifically research and development expenses, declined in dollars and as a percentage of net revenues.

EMPLOYEES

    At March 31, 2000, the Company had 2,512 employees. The Company's continued success will depend in large measure on its ability to attract and retain highly skilled employees who are in great demand.

EXECUTIVE OFFICERS

    The following sets forth certain information with regard to executive officers of Adaptec as of June 27, 2000, except that ages are as of March 31, 2000:

    Mr. Robert N. Stephens (age 54) has served as Chief Executive Officer since April 1999 and President since October 1998. Prior to his promotion,
Mr. Stephens had served as Chief Operating Officer since November 1995. From 1993 to 1995, he founded and served as Chairman for Power I/O Corporation, a provider of high performance I/O solutions.

    Mr. Robert L. Schultz, Jr. (age 42) has served as Chief Operating Officer since July 1999. From 1991 to 1999, Mr. Schultz was with Compaq Computer Corporation as Vice President and Director of the Server Storage Business (1998 - 1999) and in various marketing roles within Compaq (1991 - 1998).

    Mr. Andrew J. Brown (age 40) has served as Vice President of Finance and Chief Financial Officer since August 1998. From November 1996 to February 1999, he served as Vice President, and from May 1994 to February 1999, he served as Corporate Controller and principal accounting officer. From July 1988 to April 1994, he served in various financial roles within the Company.

    Mr. Kenneth B. Arola (age 44) has served as Vice President since June 1998, and as Corporate Controller and principal accounting officer since
February 1999. From July 1995 to June 1998 he served as Director of Corporate Finance. From December 1990 to July 1995, he served in various financial roles within the Company.

    Mr. J. Peter Campagna (age 47) has served as Vice President and Treasurer since August 1998. Prior to that, Mr. Campagna served as Director of Tax of the Company from October 1994 to July 1998.

    Mr. Kok Yong Lim (age 52) has served as Vice President of Manufacturing Operations since December 1999. Prior to that, Mr. Lim served as Managing Director and Vice President of Adaptec Manufacturing Singapore from August 1993 to December 1999.

    Mr. Douglas G. MacKenzie (age 50) has served as Vice President of Engineering since April 1999. Prior to his promotion, Mr. MacKenzie served as Director and Vice President of Software Engineering from July 1996. From 1978 to 1996, Mr. MacKenzie served in various engineering management roles at Digital Equipment Corp.

    Mr. Thomas J. Shea (age 35) has served as Vice President and General Manager of the Software Products Group since April 1999 and from March 1996 through February 1998. From February 1998 to April 1999, he served as Vice President and General Manager of the OEM Solutions Group. Prior to that, Mr. Shea served in various engineering roles within the Company.

    Mr. Laurence B. Boucher (age 57) has served as Chairman since April 1999 (and also from May 1981 through May 1990). From August 1998 to April 1999,
Mr. Boucher served as interim CEO. Since December 1987, Mr. Boucher has held the office of President and Chief Executive Officer of Auspex Systems, Inc., a manufacturer of network file servers, and Alacritech, Inc, a manufacturer of high speed network interface devices. Mr. Boucher is a founder of the Company and was Chief Executive Officer from May 1981 to December 1986 and President from May 1981 to May 1985.

    Mr. Henry P. Massey, Jr. (age 60) has served as Secretary since
November 1989. For more than the last five years, Mr. Massey has been a practicing lawyer and a member of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm and general outside counsel to the Company.

FOREIGN AND DOMESTIC OPERATIONS

    See "Note 17. Segment, Geographic, and Significant Customer Information" in Notes to Consolidated Financial Statements on page 70.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

    This report contains forward-looking statements that involve risks and uncertainties, specifically in the sections labeled "Corporate Strategy and Business Segments", "Products", "Competition" and "Research and Development". The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

    OUR FUTURE OPERATING RESULTS ARE SUBJECT TO FLUCTUATION, WHICH COULD REDUCE OUR STOCK PRICE. Our operating results may fluctuate as a result of a wide variety of factors, including, but not limited to, the following:

    - cancellations or postponements of orders

    - shifts in the mix of our products and sales channels

    - changes in pricing policies by our suppliers

    - shortages of components or wafer fabrication capacity affecting us, our customers or our suppliers

    - the market acceptance of new and enhanced versions of our products

    - product obsolescence

    - shortages of skilled labor

    - general worldwide economic and computer industry fluctuations

    - future accounting pronouncements

    - changes in accounting policies

    - the timing of acquisitions of other business products and technologies and any associated charges or earnings

    - restructuring actions or other involuntary terminations

    Fiscal 2000 operating results were materially impacted by unusual charges, including the following:

    - write-offs of acquired in-process technology

    - write-off of estimated license fees attributable to a patent settlement agreement

    Fiscal 1999 operating results were materially impacted by unusual charges, including the following:

    - write-offs of acquired in-process technology

    - costs related to the termination of the Symbios, Inc. acquisition

    - restructuring charges

    - impairment of assets

    - terminations of senior executives

    In addition to the unusual charges described above, our fiscal 1999 operating results were adversely affected by the following:

    - shifts in corporate and retail buying patterns

    - increased competition

    - emerging technologies

    - economic instability in Asia

    - turbulence in the computer disk drive industry.

    IF DEMAND FOR OUR CUSTOMERS' PRODUCTS DECLINE OR OUR CUSTOMERS DO NOT CONTROL THEIR INVENTORIES EFFECTIVELY, OUR REVENUES MAY BE ADVERSELY
AFFECTED. The volume and timing of orders received during a quarter are difficult to forecast. Our customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us. We have historically operated with a relatively small backlog and have set our operating budget based in part on expectations of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our operating income and net income will be disproportionately affected. Also, operating results in any particular quarter which do not meet the expectations of securities analysts are likely to cause volatility in the price of our common stock.

    IF DEMAND FOR SERVERS, WORKSTATIONS OR HIGH-PERFORMANCE DESKTOPS DECLINE, OUR REVENUES FROM OUR DAS SEGMENT MAY DECLINE. Our DAS products are used primarily in enterprise-class servers, workstations and high-end desktop computer systems. Our DAS products include host bus adapters, or HBA's, RAID controllers, boards and chips that allow computers to transfer information to and from peripherals, such as hard-disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. Historically, our growth has been supported by increasing demand for systems that support:

    - client/server applications

    - computer-aided engineering

    - Internet/intranet applications

    - data storage and digital content

    - multimedia

    - video

    In the second half of fiscal 1998, the demand for such systems slowed as more businesses chose to use relatively inexpensive PC's for desktop applications, and information technology managers shifted resources toward resolving Year 2000 problems and investing in network infrastructure. Our business or operating results could be materially adversely affected by a similar decline in demand for our products. In addition, other technologies may replace our existing technologies and the acceptance of our technologies in the market may not be widespread, which could materially adversely affect our revenues.

    IF THE DEMAND FOR DESKTOP COMPUTER SYSTEMS AND CD-R AND CD-RW DRIVES DECLINES, OUR REVENUES FROM OUR SOFTWARE SEGMENT MAY DECLINE. Our software products are used primarily in desktop computer systems to enable CD-R and CD-RW capabilities. We sell our software products primarily to major OEMs and distributors. Our business depends on general economic and business conditions and the growth of the CD-R and desktop computer markets. If demand for our products slows or the CD-R market does not develop as quickly as we expect, our business or operating results may decline materially due to the resulting decline in demand for our products.

    IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SERVICE DURING OUR CUSTOMERS' DESIGN AND DEVELOPMENT STAGE OR WE ARE UNABLE TO PROVIDE SUCH SERVICE IN A TIMELY MANNER, REVENUES MAY BE LOST TO OUR COMPETITION. Certain of our products are designed to meet our customers specifications and, to the extent we are not able to meet these expectations at all or in timely manner, our customers may choose to buy their products from another company. As a result, our financial results could be materially adversely impacted.

    WE MAY BE UNABLE TO GENERATE ENOUGH REVENUES FROM PRODUCTS INCORPORATING TECHNOLOGY LICENSED FROM AGILENT TO OFFSET THE GUARANTEED PAYMENTS TO AGILENT, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. In
January 2000, we entered into a four-year agreement with Agilent to co-develop, market and sell fibre channel host adapters. As part of the agreement, we agreed to license Agilent's fibre channel host adapter and software driver technology and pay guaranteed minimum royalty payments of

$60.00 million over the term of the agreement as follows: $6.0 million in the first year, $12.0 million in the second year, $18.0 million in the third year and $24.0 million in the fourth year. If we are unable to generate sufficient revenues to offset our commitment per the agreement, our results of operations could be materially adversely impacted.

    IF THERE IS A SHORTAGE OF COMPUTER COMPONENTS IN THE MARKET, OUR SALES MAY DECLINE, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. If our customers are unable to purchase certain components which are embedded into their products, then their demand for our components may decline. Beginning in the fourth quarter of fiscal 2000, we began to experience the impact of other companys' chip supply shortages, which reduced the demand for some of our DAS products. This shortage, as well as other shortages, could materially adversely impact our sales and thereby our results of operations.

    OUR RELIANCE ON INDUSTRY STANDARDS AND TECHNOLOGICAL CHANGE IN THE MARKETPLACE MAY CAUSE OUR REVENUES TO FLUCTUATE OR DECLINE. Various standards and protocols that evolve with time characterize the computer industry. We design our products to conform to certain industry standards and protocols such as the following:

    TECHNOLOGIES:

    - SCSI

    - PCI and PCIX

    - RAID

    - Ultra-DMA (or UDMA)

    - Etherstorage

    - Infiniband

    - Fibre channel

    OPERATING SYSTEMS:

    - Windows (including Windows 98 and Windows NT)

    - OS/2

    - Netware

    - UNIX

    - Novel

    - Macintosh

    - Linux

    In particular, a majority of our revenues are currently derived from products based on the SCSI standard. If consumer acceptance of these standards declines, or if new standards emerge, and if we did not anticipate these changes and develop new products, these changes could materially adversely affect our business or operating results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have materially adversely affected the sales of our products beginning in fiscal 1998 and may materially adversely affect our future sales.

    IF OUR PRODUCTS DO NOT INTEROPERATE EFFECTIVELY, THIS COULD NEGATIVELY IMPACT OUR REVENUES AND REDUCE THE PRICE OF OUR STOCK. We must design our products to interoperate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

    - microprocessors

    - peripherals

    - operating system software

    We depend on significant cooperation with these manufacturers to achieve our design objectives and produce products that interoperate successfully. We believe that generally we have good relationships with leading system, peripheral, and microprocessor suppliers; however, we cannot assure that these suppliers will not from time to time make it more difficult for us to design our products for successful interoperability. These suppliers also may decide to compete with us.

    OUR DEPENDENCE ON NEW PRODUCTS MAY CAUSE OUR REVENUES TO FLUCTUATE OR DECLINE. Our future success is highly dependent upon our completing and introducing new products at competitive price/performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

    - defining products to meet customer needs

    - product costs

    - timely completion and introduction of new product designs relative to customers' needs and competitor introductions

    - quality of new products

    - differentiation of new products from those of our competitors

    - market acceptance of our products, as well as our competitors'

    As a result, we believe that continued significant expenditures for research and development will be required in the future. We cannot assure that we will successfully identify new product opportunities and develop and bring new products to market in a timely manner. Also we cannot assure that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive, or that our targeted customers will select our products for their design or integration into the products. The failure of any of our new product development efforts could have a material adverse effect on our business or operating results.

    IF WE ARE UNABLE TO COMPETE EFFECTIVELY OUR REVENUES AND OUR STOCK PRICE MAY DECLINE. The markets for all of our products are intensely competitive and are characterized by the following:

    - rapid technological advances

    - frequent new product introductions

    - evolving industry standards

    - price erosion

    In the DAS and SNS segments, we compete with LSI Logic Corporation QLogic, Corp., American Megatrends, Inc., Mylex Corporation (a subsidiary of IBM), and other captive manufacturers and suppliers. Our principal competitors in the Software segment range from small operations to large consumer software companies. As we have continued to broaden our bandwidth management product offerings into the server, and workstation and desktop environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than we do. We cannot assure that we will have sufficient resources to accomplish any of the following:

    - meet growing product demand

    - make timely introduction of new leading-edge solutions in response to competitive threats

    - compete successfully in the future against existing or potential competitors

    - provide OEMs with timely design specifications

    - prevent price competition from eroding margins

    IF WE ARE UNABLE TO INTEGRATE ACQUIRED COMPANIES AND TECHNOLOGIES AND THE COSTS RELATED WITH THESE ACQUISITIONS, OUR FINANCIAL CONDITION OR OPERATING RESULTS MAY DECLINE. In July 1999, we acquired CeQuadrat, in December 1999, we acquired DPT, and in March 2000, we acquired Wild File. Each of the acquisitions was accounted for using the purchase method of accounting. In January 2000, we entered into an agreement with Agilent to co-develop, market and sell fibre channel host bus adapters. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products, or technologies and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the following:

    - the difficulty of assimilating the operations and personnel of the combined companies

    - the potential disruption of our ongoing business

    - the inability to retain key technical and managerial personnel

    - the difficulty of integrating the acquired company into Adaptec's strategic and financial plans.

    - uncertainty about whether or when the presumed benefits of the acquisitions will outweigh the costs reported in the financial statements.

    - the possibility of inaccurate assessments of the value of a potential target businesses, products or technologies

    - incurring additional expenses associated with amortization of acquired intangible assets

    - dilution of existing equity holders

    - unanticipated changes in the market conditions for acquired products or technologies

    - the maintenance of uniform standards, controls, procedures, and policies

    - the impairment of relationships with employees and customers as a result of integration of new personnel

    We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect our business, financial condition or operating results.

    WE DEPEND ON WAFER SUPPLIERS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR OPERATIONS. Independent foundries currently manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase most of our wafers through a supply agreement with Taiwan Semiconductor Manufacturing Corp. ("TSMC"). The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

    - the availability of raw materials

    - the availability of manufacturing capacity

    - the level of contaminants in the manufacturing environment

    - impurities in the materials used

    - the performance of personnel and equipment

    While we have been satisfied with the quality, yield, and timeliness of wafer deliveries to date we cannot assure that manufacturing yield problems will not occur in the future. In addition, although we have various supply agreements with our suppliers, a shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers, or to the suppliers' internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from our foundries would delay our production and our product shipments and could have a material adverse impact on our business or operating results. We expect that our current suppliers will, in the future, seek to convert its fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason our current suppliers are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. We cannot assure that any additional wafer foundries would become available, that such foundries would be successfully qualified, or that such foundries would be able to satisfy our requirements on a timely basis.

    In order to secure wafer capacity, from time to time we have entered into "take or pay" contracts that have committed us to purchase specified wafer quantities over extended periods, and we have made prepayments to foundries. In the future, we may enter into similar transactions, including, without limitation, the following:

    - non-refundable deposits

    - loans

    - equity investments

    - joint ventures

    - other partnership relationships

    Any such transaction could require us to seek additional equity or debt financing to fund such activities. We cannot assure that we will be able to obtain any required financing on terms acceptable to us.

    WE DEPEND ON SUBCONTRACTORS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR OPERATIONS. We rely on subcontractors for the assembly and packaging of the ICs included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We also use board subcontractors to better balance production runs and capacity. We cannot assure that such subcontractors will continue to be able and willing to meet our requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse impact on our business or operating results.

    OUR DISTRIBUTORS MAY NOT ADEQUATELY DISTRIBUTE OUR PRODUCTS WHICH COULD NEGATIVELY AFFECT OUR OPERATIONS. Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as we anticipate, distributors may decrease the amount of product ordered from us in subsequent quarters. In addition, if we decrease our price protection or distributor-incentive programs, our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change in distributor business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels. This could reduce our revenues in any given quarter and could negatively impact our operating results. In addition, we may from time to time take actions to reduce levels of Company products at distributors. These actions could reduce our revenues in any given quarter and could negatively impact our operating results or revenues.

    Gross revenues from distributors accounted for 54% of our total gross revenues in fiscal 2000. One distributor accounted for 13% of net revenues in fiscal 2000 and 19% of gross trade receivables as of March 31, 2000. Another distributor accounted for 11% of gross trade receivables as of March 31, 2000, but represented less than 10% of net revenues in fiscal 2000.

    OUR OPERATIONS DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD AFFECT OUR BUSINESS AND REDUCE OUR FUTURE REVENUES. Our future success depends in large part on the continued service of our key technical, marketing, and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers who are involved in the design enhancements and manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could materially adversely affect our business, operating results or revenues. Specifically, the expansion of high technology companies in Silicon Valley, where our corporate offices are located, has increased demand and competition for qualified personnel. Our continued growth and future operating results will depend upon our ability to attract, hire and retain significant numbers of qualified employees.

    CERTAIN OF OUR INTERNATIONAL OPERATIONS ARE RISKY, AND MAY NEGATIVELY AFFECT OUR OPERATIONS OR REVENUES. Our manufacturing facility and various subcontractors it utilizes from time to time are primarily located in Asia. Additionally, we have various sales offices and customers throughout Europe, Japan, and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs, and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China.

    WE MAY NOT ALWAYS BE ABLE TO ADEQUATELY PROTECT OR MAINTAIN OUR INTELLECTUAL PROPERTY RIGHTS. Historically, we have devoted significant resources to research and development, and we believe that the intellectual property derived from such research and development is a valuable asset that is important to the success of our business. Although we actively maintain and defend our intellectual property rights, we cannot assure that the steps taken by us will be adequate to protect our proprietary rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

    We have from time to time discovered counterfeit copies of our products being manufactured or sold by others. Although we maintain an active program to detect and deter the counterfeiting of our products, significant availability of counterfeit products could reduce our revenue and damage our reputation and goodwill with customers.

    THIRD PARTIES MAY ASSERT INFRINGEMENT CLAIMS AGAINST US, WHICH MAY RESULT IN ADDITIONAL COSTS AND COULD MATERIALLY ADVERSELY IMPACT OUR OPERATIONS AND REVENUES. From time to time, third parties may assert exclusive patent, copyright, and other intellectual property rights to our key technologies. We cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation, or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial cost to us and diversion of our resources. Any infringement claim or other litigation against or by us could materially adversely impact our business, operating results or revenues.

    In May 2000, the Company entered into an agreement with a third party for a patent cross-license. Under the agreement, the Company will pay the third party a settlement fee in return for a release from past infringement claims prior to January 1, 2000 and a fully paid-up license fee for the use of certain of the third party's patents through June 30, 2004. Additionally, the Company will grant the third party a license to use all of its patents for the same period. The aggregate fee to be paid by the Company under the proposed cross-license agreement will range from $11 million to $25 million, depending on the outcome of an evaluation of certain patents by an independent party. The Company's best estimate of the aggregate fee that will be payable under the proposed cross-license agreement is $18.0 million.

    WE MAY ENCOUNTER NATURAL DISASTERS, WHICH MAY NEGATIVELY AFFECT OUR OPERATIONS AND OUR FINANCIAL CONDITION. Our corporate headquarters in California are located near major earthquake faults. Any damage to our information systems caused as a result of an earthquake, fire or any other natural disasters could have a material impact on our business, financial condition and results of operations. Additionally, our primary wafer supplier is located in Taiwan, which has experienced significant earthquakes. A severe earthquake could interrupt our manufacturing process and could materially adversely impact our business, financial condition or results of operations.

    WE MAY EXPERIENCE VOLATILE FLUCTUATIONS IN OUR STOCK PRICE. The stock market in general, and the market for shares of technology companies in particular, has from time to time experienced extreme price fluctuations. Often, these changes have been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by us, by our competitors, or by our customers may have a significant impact positively or negatively, on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets, or other factors, may have a significant impact on the market price of our common stock. In addition, general market conditions and international macroeconomic factors unrelated to our performance may affect our stock price. These conditions and other conditions and factors that generally affect the market for stocks of technology companies could cause the price of our common stock to fluctuate substantially over short periods.

    WE ARE EXPOSED TO CERTAIN EQUITY PRICE RISKS OR INVESTMENT RISKS WHICH COULD AFFECT OUR QUARTERLY OR ANNUAL PROFITS AND OUR STOCK PRICE. We are exposed to equity price risk with our investment in JNI common stock included in "Marketable securities" in our Condensed Consolidated Balance Sheet as of March 31, 2000. Since JNI's initial public offering in October 1999 through the date of this report, the market price of JNI common stock has ranged from $20.19 to $93.88 and is likely to continue to fluctuate. An adverse change in the price of JNI common stock and limitations on the sale of that stock could materially adversely affect our financial position and, if we were to sell our investment at a loss, could materially adversely affect our financial results.

    WE ENGAGE IN TRANSACTIONS INVOLVING DERIVATIVES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION. We engage in transactions involving derivative securities to execute repurchases of our common stock under stock repurchase programs authorized by our board of directors. Some of these transactions may obligate us to buy back shares of our common stock at prices greater than fair market value at the time of purchase. In June 2000, the Company repurchased shares of its common stock at prices greater than the fair market value of our stock at the date of repurchase in accordance with two derivative contracts. Although the impact of the June 2000 repurchases did not materially adversely impact of financial position, in the future our obligation could be in excess of the amounts recognized in our financial statements and could materially adversely affect our financial position.

    WE MAY BE ENGAGED IN LEGAL PROCEEDINGS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION OR BUSINESS OPERATIONS. From time to time we are subject to litigation or claims that could negatively affect our financial condition or business operations. For instance, a class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 and that these statements violated federal securities laws. The complaint does not specify damages. The Company's motion to dismiss the complaint was granted in April 2000. The plaintiffs were given leave to file an amended complaint, and they have stated that they intend to do so. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, any dispute, including this lawsuit, could cause us to incur unforeseen expenses, could occupy an inordinate amount of our management's time and attention and could negatively affect our financial condition or business operations.

    WE MAY BE SUBJECT TO A HIGHER EFFECTIVE TAX RATE THAT COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Currently, we are subject to a significantly lower effective tax rate as compared to the U.S. Federal statutory tax rate due to income earned in Singapore, resulting from a tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which could materially adversely impact our results of operations and financial position.

    WE MAY BE REQUIRED TO PAY ADDITIONAL TAXES TO THE INTERNAL REVENUE SERVICE WHICH COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL
POSITION. The Internal Revenue Service is currently auditing the Company's income tax returns for fiscal years 1994 through 1999. Although no proposed adjustments have been received from these audits as of the date of this report, the outcome of these audits could materially adversely impact the Company's financial position and results of operations.

ITEM 2. PROPERTIES

    The Company owns seven buildings (approximately 479,000 square feet) in California, which are primarily used by the Company for corporate offices, research, manufacturing, marketing, and sales, one building (approximately 16,000 square feet) in Florida primarily used for engineering and one building (approximately 200,000 square feet) in Colorado, used for research, technical support, marketing, sales, and administrative support. As of March 31, 1999, the Company was actively pursuing the sale of the Colorado land and building and these assets were therefore classified in assets held for sale (currents assets) in the March 31, 1999 balance sheet. During the third quarter of fiscal 2000, the Company took the land and building held for sale in Colorado off the market in order to make improvements to the property. At which time the improvements are completed, the Company will determine its future requirements for the property. Accordingly, the land and building held for sale in Colorado have been reclassified to "Property and equipment" in the Consolidated Balance Sheet as of March 31, 2000.

    The Company leases seven buildings (approximately 166,000 square feet) in California, of which two are used as outside warehouses, four are sublet or available for sublease and one is occupied by the Company. The Company leases six buildings (approximately 56,000 square feet) in Florida, which are used for warehousing, manufacturing, technical support, marketing, sales, and administrative support. Other facilities include Redmond, Washington (2,000 square feet); Plymouth Minnesota (7,000 square feet); Hudson, Wisconsin (9,000 square feet); and Nashua, New Hampshire (23,000 square feet) to support technical design efforts and sales.

    Adaptec Manufacturing Singapore is located in one owned facility (approximately 172,000 square feet) and is used by the Company for research, manufacturing, sales and warehousing. The Company also leases four sales offices in the United States, and one sales office each in Brussels, Belgium; Munich, Germany; Aachen, Germany; Bretonneux, France; London, England; Lindfield, Australia; Singapore; Seoul, Korea; Taipei, Taiwan; Hong Kong; and Tokyo, Japan. The Aachen, Brussels and Tokyo offices also provide technical design efforts and technical support. The Company believes its existing facilities and equipment are well maintained and in good operating condition and believes its manufacturing facilities, together with the use of independent manufacturers where required or desirable, will be sufficient to meet its anticipated manufacturing needs through fiscal 2001.

    The Company also acquired a parcel of land in Fremont, California, for $12.9 million in fiscal 1996. In January 2000, the Company entered into a contract to sell the remaining land in Fremont, California and expects to consummate the sale by mid-fiscal 2001.

    The Company's future facilities requirements will depend upon the Company's business, and the Company believes additional space, if required, may be obtained on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The class action lawsuit alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. The Company's motion to dismiss the complaint was granted in April 2000. The plaintiffs were given leave to file an amended complaint, and they have stated that they intend to do so. The Company believes the class action lawsuit is without merit and intends to defend itself vigorously.

    In addition, a derivative action was filed in the Superior Court of the State of California against the Company and certain of its officers and directors, alleging that the individual defendants improperly profited from transactions in the Company's stock during the same time period referenced by the class action lawsuit. In July 1999, the Company entered into an agreement to settle the derivative action. Under the terms of the agreement, the Company reimbursed the fees and costs incurred by the plaintiff's attorney in the amount of $600,000. The settlement does not affect the class action lawsuit still pending. The court approved the settlement on December 21, 1999, and as a result, the derivative action has been dismissed. The amount of the settlement was paid in full in the fourth quarter of fiscal 2000.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse impact on the Company's consolidated financial position or results of operations.

    The IRS is auditing the Company's income tax returns for fiscal 1994 through 1996. In addition, in March 2000 the IRS began its audit on the Company's income tax returns for fiscal 1997 through 1999. No proposed adjustments have been received for these audits. The Company believes sufficient taxes have been provided and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Incorporated by reference from the information under the caption: "Selected Financial Data" on page 77 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated by reference from the information under the caption: "Selected Financial Data" on page 77 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the information under the caption:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 79 through 92 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated by reference from the information under the caption: "Market Risk Disclosure" on page 91 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidate financial statements of Adaptec, Inc. at March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000 and the independent accountants' report thereon are incorporated by reference from pages 36 through 74 of the Annual Report to Stockholders for the year ended March 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to directors of Adaptec is incorporated by reference from the information under the captions: "Election of Directors--Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held, August 24, 2000 (the "Proxy Statement"). Information with respect to the executive officers of Adaptec is included in Part I of this Form 10-K under the heading "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the caption: "Executive Compensation and Other Matters" and "Election of Directors--Certain Transactions" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the caption: "Election of Directors--Security Ownership of Management; Principal Stockholders" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information under the caption: "Election of Directors--Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following Consolidated Financial Statements of Adaptec, Inc. and the Report of Independent Accountants, as listed under (a)(1) below, are incorporated by reference to the Registrant's Annual report to Stockholders for the year ended March 31, 2000.

(a)(1) FINANCIAL STATEMENTS:

                                                                PAGE
                                                              --------
Consolidated Statements of Operations--Fiscal Years ended
  March 31, 2000, 1999, and 1998............................  36

Consolidated Balance Sheets at March 31, 2000 and 1999......  37

Consolidated Statements of Cash Flows--Fiscal Years ended
  March 31, 2000, 1999, and 1998............................  38

Consolidated Statements of Stockholders' Equity--Fiscal
  Years ended March 31, 2000, 1999, and 1998................  39

Notes to Consolidated Financial Statements..................  40 to 72

Report of Management........................................  73

Report of Independent Accountants...........................  74

(2) FINANCIAL STATEMENT SCHEDULE:

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Adaptec, Inc.

    Our audits of the consolidated financial statements referred to in our report dated April 26, 2000, appearing in the Fiscal 2000 Annual Report to Stockholders of Adaptec, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule represents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
April 26, 2000

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                       BALANCE AT                            BALANCE AT
                                                       BEGINNING                                END
                                                       OF PERIOD    ADDITIONS   DEDUCTIONS   OF PERIOD
                                                       ----------   ---------   ----------   ----------
Year ended March 31, 2000

  Allowance for doubtful accounts....................    $ 1,895     $ 1,128      $ 1,741      $ 1,282

  Allowance for excess and obsolete inventory........     19,314       4,729       12,791       11,252

  Sales returns......................................      8,799      33,000       32,076        9,723

  Allowances.........................................      3,760       9,280       10,122        2,918

Year ended March 31, 1999

  Allowance for doubtful accounts....................    $ 4,185     $ 1,258      $ 3,548      $ 1,895

  Allowance for excess and obsolete inventory........     22,585      11,123       14,394       19,314

  Sales returns......................................     20,057      39,616       50,874        8,799

  Allowances.........................................      3,199      24,455       23,894        3,760

Year ended March 31, 1998

  Allowance for doubtful accounts....................    $ 5,098     $ 4,000      $ 4,913      $ 4,185

  Allowance for excess and obsolete inventory........     18,365      14,054        9,834       22,585

  Sales returns......................................      8,028      45,823       33,794       20,057

  Allowances.........................................      4,892      29,186       30,879        3,199

(3) EXHIBITS INCLUDED HEREIN (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K):

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NOTES
---------------------                           -----------                           --------
        2.1             Asset Acquisition Agreement by and among Adaptec, Inc. and
                        Analog Devices, Inc. dated March 24, 1998.                       10
        2.2             Agreement and Plan of Reorganization by and among Adaptec,
                        Inc., Ridge Technologies and RDS Acquisition dated as of May
                        21, 1998.                                                        10
        2.3             Agreement and Plan of Merger dated February 23, 1998 between
                        Registrant and Adaptec, Inc., a California corporation.          10
        2.4             Asset Purchase Agreement between Texas Instruments,
                        Incorporated and Adaptec, Inc. dated November 6, 1998.           12
        2.5             Asset Acquisition Agreement among Adaptec, Inc., Adaptec
                        Mfg. (s) Pte. Ltd. And STMicroelectronics, Inc. dated
                        January 15, 1999.                                                12
        2.6             Amendment No. 1 to Asset Acquisition Agreement among
                        Adaptec, Inc., Adaptec Mfg. (s) Pte. Ltd. and
                        STMicroelectronics, Inc. dated January 15, 1999.                 12
        2.7             Agreement and Plan of Reorganization, dated as of December
                        3, 1999, by and among Adaptec, Inc., Adaptec Mfg. (S) Pte.
                        Ltd., Adaptec Acquisition Corp., Distributed processing
                        Technology Corp., and Stephen H. Goldman.                        15
        2.8             Development and Marketing Agreement by and between Adaptec,
                        Inc., Adaptec CI, Ltd. and Agilent Technologies, Inc. dated
                        January 17, 2000
        3.1             Certificate of Incorporation of Registrant filed with
                        Delaware Secretary of State on November 19, 1997.                10
        3.2             Bylaws of Registrant, as amended on June 29, 1999.               13
        4.1             Second Amended and Restated Rights Agreement dated December
                        5, 1996 between Registrant and Chase Mellon Shareholder
                        Services, Inc. as Rights Agents                                   9
        4.2             Indenture dated as of February 3, 1997 between Registrant
                        and State Street bank and Trust Company                          11
        4.3             First Amendment dated March 12, 1998 to Second Amended and
                        Restated Rights Agreement.                                       10
        4.4             First Supplemental indenture dated as of March 12, 1998
                        between Registrant and State Street Bank and Trust Company.      10
       10.1+            Registrant's 1986 Employee Stock Purchase Plan.                   4
       10.2+            Registrant's Savings and Retirement Plan.                         1
       10.3+            1990 Stock Plan, as amended.                                      6
       10.4+            Forms of Stock Option Agreement, Tandem Stock Option/SAR
                        Agreement, Restricted Stock Purchase Agreement, Stock
                        Appreciation Rights Agreement, and Incentive Stock Rights
                        Agreement for use in connection with the 1990 Stock Plan, as
                        amended.                                                          3
       10.5+            1990 Directors' Option Plan and forms of Stock Option
                        Agreement, as amended.                                            4
       10.6             Option Agreement I Between Adaptec Manufacturing (S) Pte.
                        Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                        October 23, 1995.                                                 7
       10.7*            Option Agreement II Between Adaptec Manufacturing (S) Pte.
                        Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                        October 23, 1995.                                                 7
       10.8             Form of Indemnification Agreement entered into with
                        directors and officers of Adaptec, Inc., a California
                        corporation, prior to Registrant's reincorporation into
                        Delaware.                                                         2

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NOTES
---------------------                           -----------                           --------
       10.9             Form of Indemnification Agreement entered into between
                        Registrant and its officers and directors.                       10
       10.10            Industrial Lease Agreement between the Registrant, as
                        Lessee, and Jurong Town Corporation, as Lessor.                   5
       10.11**          Amendment to Option Agreements I & II between Taiwan
                        Semiconductor Manufacturing Co., Ltd. and Adaptec,
                        Manufacturing (s) Pte. Ltd.                                      13
       10.12            Modification to Amendment to Option Agreement I & II between
                        Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec,
                        Manufacturing (s) Pte. Ltd.                                      13
       10.13+           1999 Stock Plan.                                                 14
       10.14            License Agreement between International Business Machines
                        Corporation and Adaptec, Inc.
       10.15**          Amendment No. 3 to Option Agreement II between Adaptec
                        Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor
                        Manufacturing Co., Ltd.
       13.1             Those portions of Registrant's Annual Report to Stockholders incorporated by reference herein.
       21.1             Subsidiaries of Registrant.
       23.1             Consent of Independent Accountants, PricewaterhouseCoopers
                        LLP.
       24.1             Power of Attorney. (See Page 28)
       27.1             Financial Data Schedule for the year ended March 31, 2000.

------------------------

 (1) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

 (2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1992.

 (3) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 (4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (5) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.

 (6) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-8 (file No. 333-00779) filed on February 7, 1996.

 (7) Incorporated by reference to Exhibit 10.1and 10.2 to Form 10-Q as filed February 9, 1996.

 (8) Incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Registrant's Registration Statement on Form 8-A (No. 0-15071) as filed on January 4, 1997.

 (9) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto (file No. 333-24557), which became effective on July 24, 1997.

 (10) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

 (11) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed August 13, 1998.

 (12) Incorporated by reference to Exhibits 2.1, 2.2, and/or 2.3, respectively, to Form 8-K as filed February 1, 1999.

 (13) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

 (14) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 8, 1999.

 (15) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed January 6, 2000.

   + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

   * Confidential treatment has been granted for portions of this agreement.

  ** Confidential treatment has been requested for portions of this agreement.

(b) REPORTS ON FORM 8-K

    During the fourth quarter ended March 31, 2000, the Company filed with the Securities and Exchange Commission a current Report on Form 8-K dated
January 6, 2000 to report under Item 2 thereof the acquisition of Distributed Processing Technology Corp. Subsequently, the Company filed a current Report on Form 8-K/A dated March 3, 2000, amending its Report on Form 8-K dated
January 6, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

/S/ ROBERT N. STEPHENS
--------------------------------------------
Robert N. Stephens
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 27, 2000

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
               /s/ ROBERT N. STEPHENS                    Officer and Director
     -------------------------------------------         (principal executive         June 27, 2000
                (Robert N. Stephens)                     officer)

                                                       Vice President of Finance
                 /s/ ANDREW J. BROWN                     and Chief Financial
     -------------------------------------------         Officer                      June 27, 2000
                  (Andrew J. Brown)                      (principal financial
                                                         officer)

                                                       Vice President and
                /s/ KENNETH B. AROLA                     Corporate Controller
     -------------------------------------------         (principal accounting        June 27, 2000
                 (Kenneth B. Arola)                      officer)

               /s/ LAURENCE B. BOUCHER
     -------------------------------------------       Chairman of the Board and      June 27, 2000
                (Laurence B. Boucher)                    Director

     -------------------------------------------       Director
                   (John G. Adler)

                  /s/ CARL J. CONTI
     -------------------------------------------       Director                       June 27, 2000
                   (Carl J. Conti)

                  /s/ JOHN C. EAST
     -------------------------------------------       Director                       June 27, 2000
                   (John C. East)

                  /s/ ILENE H. LANG
     -------------------------------------------       Director                       June 27, 2000
                   (Ilene H. Lang)

                /s/ ROBERT J. LOARIE
     -------------------------------------------       Director                       June 27, 2000
                 (Robert J. Loarie)

                   /s/ B. J. MOORE
     -------------------------------------------       Director                       June 27, 2000
                    (B. J. Moore)

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ W. FERRELL SANDERS
     -------------------------------------------       Director                       June 27, 2000
                (W. Ferrell Sanders)

                /s/ PHILLIP E. WHITE
     -------------------------------------------       Director                       June 27, 2000
                 (Phillip E. White)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NOTES
---------------------                           -----------                           --------
        2.1             Asset Acquisition Agreement by and among Adaptec, Inc. and
                        Analog Devices, Inc. dated March 24, 1998.                       10
        2.2             Agreement and Plan of Reorganization by and among Adaptec,
                        Inc., Ridge Technologies and RDS Acquisition dated as of May
                        21, 1998.                                                        10
        2.3             Agreement and Plan of Merger dated February 23, 1998 between
                        Registrant and Adaptec, Inc., a California corporation.          10
        2.4             Asset Purchase Agreement between Texas Instruments,
                        Incorporated and Adaptec, Inc. dated November 6, 1998.           12
        2.5             Asset Acquisition Agreement among Adaptec, Inc., Adaptec
                        Mfg. (s) Pte. Ltd. And STMicroelectronics, Inc. dated
                        January 15, 1999.                                                12
        2.6             Amendment No. 1 to Asset Acquisition Agreement among
                        Adaptec, Inc., Adaptec Mfg. (s) Pte. Ltd. and
                        STMicroelectronics, Inc. dated January 15, 1999.                 12
        2.7             Agreement and Plan of Reorganization, dated as of December
                        3, 1999, by and among Adaptec, Inc., Adaptec Mfg. (S) Pte.
                        Ltd., Adaptec Acquisition Corp., Distributed processing
                        Technology Corp., and Stephen H. Goldman.                        15
        2.8             Development and Marketing Agreement by and between Adaptec,
                        Inc., Adaptec CI, Ltd. and Agilent Technologies, Inc. dated
                        January 17, 2000
        3.1             Certificate of Incorporation of Registrant filed with
                        Delaware Secretary of State on November 19, 1997.                10
        3.2             Bylaws of Registrant, as amended on June 29, 1999.               13
        4.1             Second Amended and Restated Rights Agreement dated December
                        5, 1996 between Registrant and Chase Mellon Shareholder
                        Services, Inc. as Rights Agents                                   9
        4.2             Indenture dated as of February 3, 1997 between Registrant
                        and State Street bank and Trust Company                          11
        4.3             First Amendment dated March 12, 1998 to Second Amended and
                        Restated Rights Agreement.                                       10
        4.4             First Supplemental indenture dated as of March 12, 1998
                        between Registrant and State Street Bank and Trust Company.      10
       10.1+            Registrant's 1986 Employee Stock Purchase Plan.                   4
       10.2+            Registrant's Savings and Retirement Plan.                         1
       10.3+            1990 Stock Plan, as amended.                                      6
       10.4+            Forms of Stock Option Agreement, Tandem Stock Option/SAR
                        Agreement, Restricted Stock Purchase Agreement, Stock
                        Appreciation Rights Agreement, and Incentive Stock Rights
                        Agreement for use in connection with the 1990 Stock Plan, as
                        amended.                                                          3
       10.5+            1990 Directors' Option Plan and forms of Stock Option
                        Agreement, as amended.                                            4
       10.6             Option Agreement I Between Adaptec Manufacturing (S) Pte.
                        Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                        October 23, 1995.                                                 7
       10.7*            Option Agreement II Between Adaptec Manufacturing (S) Pte.
                        Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated
                        October 23, 1995.                                                 7
       10.8             Form of Indemnification Agreement entered into with
                        directors and officers of Adaptec, Inc., a California
                        corporation, prior to Registrant's reincorporation into
                        Delaware.                                                         2
       10.9             Form of Indemnification Agreement entered into between
                        Registrant and its officers and directors.                       10
       10.10            Industrial Lease Agreement between the Registrant, as
                        Lessee, and Jurong Town Corporation, as Lessor.                   5

       EXHIBIT
       NUMBER                                   DESCRIPTION                            NOTES
---------------------                           -----------                           --------
       10.11**          Amendment to Option Agreements I & II between Taiwan
                        Semiconductor Manufacturing Co., Ltd. and Adaptec,
                        Manufacturing (s) Pte. Ltd.                                      13
       10.12            Modification to Amendment to Option Agreement I & II between
                        Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec,
                        Manufacturing (s) Pte. Ltd.                                      13
       10.13+           1999 Stock Plan.                                                 14
       10.14            License Agreement between International Business Machines
                        Corporation and Adaptec, Inc.
       10.15**          Amendment No. 3 to Option Agreement II between Adaptec
                        Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor
                        Manufacturing Co., Ltd.
       13.1             Those portions of Registrant's Annual Report to Stockholders incorporated by reference herein.
       21.1             Subsidiaries of Registrant.
       23.1             Consent of Independent Accountants, PricewaterhouseCoopers
                        LLP.
       24.1             Power of Attorney. (See Page 28)
       27.1             Financial Data Schedule for the year ended March 31, 2000.

------------------------

 (1) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

 (2) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1992.

 (3) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

 (4) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (5) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.

 (6) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-8 (file No. 333-00779) filed on February 7, 1996.

 (7) Incorporated by reference to Exhibit 10.1and 10.2 to Form 10-Q as filed February 9, 1996.

 (8) Incorporated by reference to Exhibit 1 filed with Amendment No. 4 to Registrant's Registration Statement on Form 8-A (No. 0-15071) as filed on January 4, 1997.

 (9) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto (file No. 333-24557), which became effective on July 24, 1997.

 (10) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

 (11) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed August 13, 1998.

 (12) Incorporated by reference to Exhibits 2.1, 2.2, and/or 2.3, respectively, to Form 8-K as filed February 1, 1999.

 (13) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

 (14) Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 8, 1999.

 (15) Incorporated by reference to Exhibit 2.1 to Form 8-K as filed January 6, 2000.

   + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

   * Confidential treatment has been granted for portions of this agreement.

  ** Confidential treatment has been requested for portions of this agreement.