Form 10-K/A
period 1999-03-31
ADAPTEC INC
filed 2000-07-20
CIK 709804

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on September 9, 1999.

================================================================================

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER            DESCRIPTION                                                                                               NOTES
----------------  ---------------------------------------------------------------------------------------------------  ----------
2.1               Agreement for Purchase and Sale of Stock by and among Western Digital Corporation, Western                (3)
                  Digital CSG Corporation, and Adaptec, Inc. dated April 9, 1996.

2.2               Agreement and Plan of Reorganization by and among Adaptec, Inc., Adaptec Acquisition Corporation,         (4)
                  and Data Kinesis, Inc. dated August 6, 1996.

2.3               Asset Acquisition Agreement by and among Adaptec, Inc. and Analog Devices, Inc. dated March 24,           (16)
                  1998

2.4               Agreement and Plan of Reorganization by and among Adaptec, Inc., Ridge Technologies and RDS               (16)
                  Acquisition (as of May 21, 1998).

2.5               Agreement and Plan of Merger dated February 23, 1998 between Registrant and Adaptec, Inc., a              (16)
                  California corporation.

2.6               Asset Purchase Agreement between Texas Instruments, Incorporated and Adaptec, Inc. dated                  (14)
                  November 6, 1998.

2.7               Asset Acquisition Agreement among Adaptec, Inc., Adaptec Mfg.(s) Pte. Ltd. and                            (14)
                  STMicroelectronics, Inc. dated January 15, 1999.

2.8               Amendment No. 1 to Asset Acquisition Agreement among Adaptec, Inc., Adaptec Mfg. (s) Pte. Ltd.            (14)
                  and STMicroelectronics, Inc. dated January 15, 1999.

3.1               Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19,         (16)
                  1997.

3.2               Bylaws of Registrant, as amended on June 29, 1999.                                                        (17)

4.1               Second Amended and Restated Rights Agreement dated December 5, 1996 between Registrant and Chase          (8)
                  Mellon Shareholder Services, Inc. as Rights Agents.

4.2               First Amendment dated March 12, 1998 to Second Amended and Restated Rights Agreement.                     (16)

4.3               Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.        (1)

4.4               First Supplemental indenture dated as of March 12, 1998 between Registrant and State Street Bank          (16)
                  and Trust Company.

10.1+             Registrant's 1986 Employee Stock Purchase Plan.                                                            (6)

10.2              Technology License Agreement dated January 1, 1985 between the Registrant and International                (10)
                  Business Machines Corporation.

10.3+             Registrant's Savings and Retirement Plan.                                                                  (9)

10.4+             1990 Stock Plan, as amended.                                                                              (12)

10.5+             Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase             (7)
                  Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in
                  connection with the 1990 Stock Plan, as amended.

10.6+             1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.                              (17)





10.7              Option Agreement I between Adaptec Manufacturing (s) Pte. Ltd. and Taiwan Semiconductor                   (2)
                  Manufacturing Co., Ltd. dated October 23, 1995.

10.8*             Option Agreement II between Adaptec Manufacturing (s) Pte. Ltd. and Taiwan Semiconductor                  (2)
                  Manufacturing Co., Ltd. dated October 23, 1995.

10.9              Consignment Agreement between Adaptec, Inc. and AT&T Corp. dated January 10, 1996.                        (2)

10.10             Form of  Indemnification  Agreement  entered into with directors and officers of Adaptec,  Inc., a        (11)
                  California corporation, prior to Registrant's reincorporation into Delaware.

10.11             Form of Indemnification Agreement entered into between Registrant and its officers and directors.         (16)

10.12             Deposit and Supply Agreement between Taiwan Semiconductor Manufacturing  Co., Ltd. and Adaptec            (6)
                  Manufacturing Pte. Ltd.

10.13             Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as             (5)
                  Lessor.

10.14             Amendment No. 1 to Option Agreement III between Adaptec Manufacturing (s) Pte. Ltd. and Taiwan            (13)
                  Semiconductor Manufacturing Co. Ltd.

10.15             Termination of Option III agreement between Adaptec Manufacturing (s) Pte. Ltd. and Taiwan                (15)
                  Semiconductor Manufacturing Co. Ltd.

10.16**           Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and
                  Adaptec, Manufacturing (s) Pte. Ltd.

10.17             Modification to Amendment to Option Agreements I & II between Taiwan  Semiconductor  Manufacturing        (17)
                  Co., Ltd. and Adaptec, Manufacturing (s) Pte. Ltd.

21.1              Subsidiaries of Registrant.                                                                               (17)

23.1              Consent of Independent Accountants, PricewaterhouseCoopers LLP. (See Page 34)                             (17)

24.1              Power of Attorney. (See Page 36)                                                                          (17)

27.1              Financial Data Schedule for the year ended March 31, 1999.                                                (17)

27.2              Financial Data Schedule for the year ended March 31, 1998.                                                (17)

27.3              Financial Data Schedule for the year ended March 31, 1997.                                                (17)

---------------------------

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

(17)     Previously Filed.



+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*        Confidential treatment has been granted for portions of this agreement.

** Confidential treatment has been requested for portions of this agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ADAPTEC, INC.


Date:  July 20, 2000                         /s/ Andrew J. Brown
                                           -------------------------------------
                                           Andrew J. Brown
                                           Vice President of Finance
                                           Chief Financial Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                                DATE
\s\            Robert N. Stephens*                 Chief Executive Officer                              July 20, 2000
--------------------------------------------------
               (Robert N. Stephens)

\s\               Andrew J. Brown                  Vice President of Finance,                           July 20, 2000
-------------------------------------------------- Chief Financial Officer and
                  (Andrew J. Brown)


\s\              Kenneth B. Arola*                 Vice President, Corporate Controller and             July 20, 2000
-------------------------------------------------- Principal Accounting Officer
                 (Kenneth B. Arola)

\s\            Laurence B. Boucher*                Chairman                                             July 20, 2000
--------------------------------------------------
               (Laurence B. Boucher)

\s\                John G. Adler*                  Director                                             July 20, 2000
--------------------------------------------------
                   (John G. Adler)

\s\                Carl J. Conti*                  Director                                             July 20, 2000
--------------------------------------------------
                  (Carl J. Conti)

\s\                John C. East*                   Director                                             July 20, 2000
--------------------------------------------------
                   (John C. East)

\s\               Ilene H. Lang*                   Director                                             July 20, 2000
--------------------------------------------------
                  (Ilene H. Lang)

\s\               Robert J. Loarie*                Director                                             July 20, 2000
--------------------------------------------------
                 (Robert J. Loarie)

\s\                B. J. Moore*                    Director                                             July 20, 2000
--------------------------------------------------
                  (B. J. Moore)

\s\             W. Ferrell Sanders*                Director                                             July 20, 2000
--------------------------------------------------
                (W. Ferrell Sanders)

\s\               Phillip E. White*                Director                                             July 20, 2000
--------------------------------------------------
                  (Phillip E. White)


*by:  /s/ Andrew J. Brown
--------------------------------------------------
Andrew J. Brown, Attorney-in-fact