Form 10-K/A
period 1999-03-31
ADAPTEC INC
filed 2000-07-27
CIK 709804

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 ON
                                   FORM 10-K/A

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


                                           ADAPTEC, INC.


Date:  July 27, 2000                         /s/ Andrew J. Brown
                                           -------------------------------------
                                           Andrew J. Brown
                                           Vice President of Finance
                                           Chief Financial Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                                          TITLE                                                DATE
\s\            Robert N. Stephens*                 Chief Executive Officer                              July 27, 2000
--------------------------------------------------
               (Robert N. Stephens)

\s\               Andrew J. Brown                  Vice President of Finance,                           July 27, 2000
-------------------------------------------------- Chief Financial Officer and
                  (Andrew J. Brown)


\s\              Kenneth B. Arola*                 Vice President, Corporate Controller and             July 27, 2000
-------------------------------------------------- Principal Accounting Officer
                 (Kenneth B. Arola)

\s\            Laurence B. Boucher*                Chairman                                             July 27, 2000
--------------------------------------------------
               (Laurence B. Boucher)

\s\                John G. Adler*                  Director                                             July 27, 2000
--------------------------------------------------
                   (John G. Adler)

\s\                Carl J. Conti*                  Director                                             July 27, 2000
--------------------------------------------------
                  (Carl J. Conti)

\s\                John C. East*                   Director                                             July 27, 2000
--------------------------------------------------
                   (John C. East)

\s\               Ilene H. Lang*                   Director                                             July 27, 2000
--------------------------------------------------
                  (Ilene H. Lang)

\s\               Robert J. Loarie*                Director                                             July 27, 2000
--------------------------------------------------
                 (Robert J. Loarie)

\s\                B. J. Moore*                    Director                                             July 27, 2000
--------------------------------------------------
                  (B. J. Moore)

\s\             W. Ferrell Sanders*                Director                                             July 27, 2000
--------------------------------------------------
                (W. Ferrell Sanders)

\s\               Phillip E. White*                Director                                             July 27, 2000
--------------------------------------------------
                  (Phillip E. White)


*by:  /s/ Andrew J. Brown
--------------------------------------------------
Andrew J. Brown, Attorney-in-fact