Form 10-Q
period 2000-06-30
ADAPTEC INC
filed 2000-08-11
CIK 709804

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15071

                            ------------------------

                                 ADAPTEC, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-2748530
       (State of incorporation)                 (IRS Employer Identification No.)

   691 S. MILPITAS BLVD., MILPITAS,                           95035
              CALIFORNIA                                    (zip code)
    (Address of principal executive
               offices)

                                 (408) 945-8600
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Company's common stock as of June 30, 2000 was 99,172,500.

This document consists of 28 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I. Financial Information

  Item 1. Financial Statements:

    Condensed Consolidated Statements of Operations.........       3

    Condensed Consolidated Balance Sheets...................       4

    Condensed Consolidated Statements of Cash Flows.........       5

    Notes To Condensed Consolidated Financial Statements....    6-13

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations:

    Results of Operations...................................   14-16

    Liquidity and Capital Resources.........................      16

    Recent Accounting Pronouncements........................   16-17

    Certain Factors Bearing on Future Operating Results.....   17-25

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................      26

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K..................      27

  Signature.................................................      28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTH PERIOD ENDED
                                                              -------------------------------
                                                                 JUNE 30,         JUNE 30,
                                                                   2000             1999
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net revenues................................................     $183,427         $192,378
Cost of revenues............................................       70,510           66,787
                                                                 --------         --------
Gross profit................................................      112,917          125,591
                                                                 --------         --------
Operating expenses:
  Research and development..................................       30,502           24,525
  Selling, marketing and administrative.....................       42,380           39,368
  Amortization of goodwill and other intangibles............       19,475              495
                                                                 --------         --------
Total operating expenses....................................       92,357           64,388
                                                                 --------         --------
Income from operations......................................       20,560           61,203
Interest and other income...................................       20,691           11,951
Interest expense............................................       (3,044)          (2,959)
                                                                 --------         --------
Income before provision for income taxes....................       38,207           70,195
Provision for income taxes..................................       16,559           19,655
                                                                 --------         --------
Net income..................................................     $ 21,648         $ 50,540
                                                                 ========         ========

Net income per share:
  Basic.....................................................     $   0.21         $   0.49
                                                                 --------         --------
  Diluted...................................................     $   0.21         $   0.46
                                                                 --------         --------

Shares used in computing net income per share:
  Basic.....................................................      100,805          104,142
                                                                 --------         --------
  Diluted...................................................      105,480          114,191
                                                                 --------         --------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,    MARCH 31,
                                                                 2000         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  121,485   $  180,519
  Marketable securities.....................................     423,735      482,172
  Accounts receivable, net..................................      90,965       90,165
  Inventories...............................................      67,316       68,378
  Other current assets......................................      79,215       74,352
                                                              ----------   ----------
      Total current assets..................................     782,716      895,586
Property and equipment, net.................................     134,536      135,222
Goodwill and other intangibles..............................     255,566      275,108
Other long-term assets......................................      58,571       40,368
                                                              ----------   ----------
                                                              $1,231,389   $1,346,284
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   39,087   $   34,009
  Accrued liabilities.......................................     177,067      193,217
  Line of credit............................................      10,000           --
                                                              ----------   ----------
      Total current liabilities.............................     226,154      227,226
                                                              ----------   ----------
4 3/4% Convertible Subordinated Notes.......................     229,800      229,800
Other long-term liability...................................      10,800       14,400
Contingencies (Note 13)
Stockholders' equity:
  Common stock..............................................          99          103
  Additional paid-in capital................................          --       58,535
  Deferred stock-based compensation.........................      (1,796)      (2,444)
  Accumulated other comprehensive income....................      26,454       51,800
  Retained earnings.........................................     739,878      766,864
                                                              ----------   ----------
      Total stockholders' equity............................     764,635      874,858
                                                              ----------   ----------
                                                              $1,231,389   $1,346,284
                                                              ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTH PERIOD ENDED
                                                              -------------------------------
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    $  28,102        $  72,560
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................       (7,190)          (1,883)
Net proceeds from the sale of property and equipment........           --            1,941
Net proceeds from the sale of land held for sale............       20,418           16,577
Purchases of marketable securities..........................     (111,825)        (496,131)
Sales of marketable securities..............................       86,521          153,904
Maturities of marketable securities.........................       41,598          117,670
Purchases of minority investments...........................         (350)          (1,000)
                                                                ---------        ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........       29,172         (208,922)
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..................        4,724           32,782
Repurchases of common stock.................................     (131,032)        (131,192)
Net proceeds from line of credit............................       10,000               --
                                                                ---------        ---------
NET CASH USED FOR FINANCING ACTIVITIES......................     (116,308)         (98,410)
                                                                ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (59,034)        (234,772)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      180,519          317,580
                                                                ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 121,485        $  82,808
                                                                =========        =========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. (the "Company") have been prepared on a consistent basis with the March 31, 2000 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 7 and 8, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders and incorporated by reference in the Company's Form 10-K for the year ended March 31, 2000. For presentation purposes, the Company has indicated its first quarter of fiscal 2000 as having ended on June 30, 1999, whereas in fact, the Company's first quarter of fiscal 2000 ended on July 2, 1999. The results of operations for the three month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year. Additionally, certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

2. COMPREHENSIVE INCOME (LOSS)

    The Company's comprehensive income (loss) consists of net income and the change in the net unrealized gain on available-for-sale securities, net of income taxes, primarily related to the Company's investment in JNI Corporation ("JNI") common stock.

    The components of comprehensive income (loss), net of income taxes, were as follows:

                                                        THREE MONTH PERIOD ENDED
                                                      -----------------------------
                                                      JUNE 30, 2000   JUNE 30, 1999
                                                      -------------   -------------
                                                             (IN THOUSANDS)
Net income..........................................     $ 21,648        $50,540
Change in net unrealized gain on available-for-sale
  securities, net of income taxes...................      (25,346)            --
                                                         --------        -------
                                                         $ (3,698)       $50,540
                                                         ========        =======

    During the first quarter of fiscal 2001, the Company sold 180,000 shares of JNI common stock and recorded a gain of $5.5 million. Total proceeds from the sales were $6.6 million, of which $5.4 million was recorded as a receivable in "Other current assets" in the Condensed Consolidated Balance Sheet as of June 30, 2000. As of June 30, 2000, the Company holds 1,792,893 shares of JNI common stock. The realized gain/loss on available-for-sale securities, other than JNI, was immaterial in the first quarter of fiscal 2001.

    Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gain on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation prior to the date of disposal, and the Company's ability to sell the securities under its current limitations. There can be no assurance if and when these gains will be realized.

3. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS

                                 ADAPTEC, INC.

                                  (UNAUDITED)

3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this statement in its first quarter of fiscal 2002, and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board tentatively issued EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' ". Additionally, the EITF reached a tentative consensus that for those contracts that are entered into before the date of the final consensus, companies will have until June 30, 2001 to bring these contracts into compliance with the final consensus. The EITF intends to reach a final consensus at the September 2000 EITF meeting. Pending the final consensus, the Company believes the impact of EITF No. 00-19 will not have a material effect on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 has not had a material effect on the Company's financial position or results of operations.

4. BALANCE SHEET DETAIL

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory were as follows:

                                                    JUNE 30, 2000   MARCH 31, 2000
                                                    -------------   --------------
                                                            (IN THOUSANDS)
Raw materials.....................................     $18,744         $21,806
Work-in-process...................................      15,558          11,685
Finished goods....................................      33,014          34,887
                                                       -------         -------
                                                       $67,316         $68,378
                                                       =======         =======

                                 ADAPTEC, INC.

                                  (UNAUDITED)

4. BALANCE SHEET DETAIL (CONTINUED)
    The components of other current assets were as follows:

                                                    JUNE 30, 2000   MARCH 31, 2000
                                                    -------------   --------------
                                                            (IN THOUSANDS)
Deferred income taxes.............................     $45,834         $29,134
Other.............................................      33,381          45,218
                                                       -------         -------
                                                       $79,215         $74,352
                                                       =======         =======

    The components of accrued liabilities were as follows:

                                                    JUNE 30, 2000   MARCH 31, 2000
                                                    -------------   --------------
                                                            (IN THOUSANDS)
Tax related.......................................    $108,597         $100,689
Accrued compensation and related taxes............      19,462           25,430
Acquisition related...............................      18,749           19,097
Sales and marketing related.......................      11,599           13,477
Stock repurchase related..........................          --           19,135
Other.............................................      18,660           15,389
                                                      --------         --------
                                                      $177,067         $193,217
                                                      ========         ========

5. LINE OF CREDIT

    In March 2000, the Company obtained an unsecured $80.0 million revolving line of credit which expires in March 2001. As of June 30, 2000, $10.0 million was outstanding under the line of credit. The interest rate and commitment fee are based on a pricing matrix, which correlates with the Company's credit rating and market interest rates. Under the arrangement, the Company is required to maintain certain financial ratios among other restrictive covenants. The Company was in compliance with all such covenants as of June 30, 2000.

6. TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENT

    In the first quarter of 2001, the Company and Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") amended the Option II Agreement. In accordance with the amendment, the Company paid TSMC an additional $20.0 million in advance payments to secure guaranteed capacity for wafer fabrication through December 31, 2004. No other terms or conditions were amended.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

7. STATEMENTS OF OPERATIONS

    Interest and other income included:

                                                        THREE MONTH PERIOD ENDED
                                                      -----------------------------
                                                      JUNE 30, 2000   JUNE 30, 1999
                                                      -------------   -------------
                                                             (IN THOUSANDS)
Interest income.....................................     $ 7,640         $ 8,438
Gain on sale of JNI common stock (Note 2)...........       5,547              --
Gain on sale of land (Note 8).......................       7,504           3,513
                                                         -------         -------
                                                         $20,691         $11,951
                                                         =======         =======

8. ASSETS HELD FOR SALE

    As of March 31, 2000, $12.9 million in assets held for sale, representing land in California, was included in "Other current assets" in the Condensed Consolidated Balance Sheet. During the first quarter of fiscal 2001, the Company sold the land for net proceeds of $20.4 million, resulting in a gain of $7.5 million. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the three month period ended June 30, 2000.

9. STATUS OF IN-PROCESS TECHNOLOGY PROJECT

    In December 1999, the Company purchased Distributed Processing Technology, Corp., a supplier of high-performance storage solutions, including RAID controllers and storage subsystems. As part of the purchase, the Company acquired in-process technology consisting of next generation RAID controllers. The Company expects that the costs to complete the in-process technology project will be in line with original estimates and it expects to complete the in-process technology project in the fourth quarter of fiscal 2001. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

10. NET INCOME PER SHARE

    Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

                                       THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                             JUNE 30, 2000                             JUNE 30, 1999
                                ---------------------------------------   ---------------------------------------
                                  INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                                (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                -----------   -------------   ---------   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC NET INCOME PER SHARE
Net income available to
  common stockholders........     $21,648        100,805        $0.21       $50,540        104,142        $0.49
                                                                =====                                     =====

EFFECT OF DILUTIVE SECURITIES
Employee stock options.......          --          3,753                         --          5,597
Equity contracts.............          --            922                         --             --
4 3/4% Convertible
  Subordinated Notes.........          --             --                      2,004          4,452
                                  -------        -------                    -------        -------

DILUTED NET INCOME PER SHARE
Net income available to
  common stockholders and
  assumed conversions........     $21,648        105,480        $0.21       $52,544        114,191        $0.46
                                  =======        =======        =====       =======        =======        =====

    Additional options to purchase 8,172,000 and 3,574,000 shares of common stock were outstanding at June 30, 2000 and June 30, 1999, respectively, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common stock.

    The conversion of 4,448,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes was not included in the computation of net income per share for the three month period ended June 30, 2000, because they were anti-dilutive.

    As of June 30, 2000, the Company had several equity contracts outstanding pertaining to its own stock (Note 11). Net assumed issuances of 922,000 shares of common stock were included in the dilutive securities with respect to these equity contracts.

11. STOCK REPURCHASES

    During the first quarter of fiscal 2001, the Company repurchased and retired a total of 4,000,000 shares of its common stock for $111.9 million, including shares relating to the settlement of equity contracts. The transactions were recorded as reductions to common stock and additional paid-in-capital.

    During the first quarter of fiscal 2001, the Company physically settled two equity contracts whereby the Company repurchased 1,000,000 shares of its common stock at prices ranging from $40 to $42, resulting in a total cash payment of $40.8 million.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

11. STOCK REPURCHASES (CONTINUED)
    During the first quarter of fiscal 2001, the Company entered into one additional equity contract in which the Company sold one put warrant and purchased one call warrant. As of June 30, 2000, the Company had three outstanding put warrants which could potentially obligate the Company to buy back up to 1,500,000 shares of its common stock at strike prices ranging from $23 to $46, and one outstanding call warrant which gives the Company the right to buy back up to 500,000 shares of its common stock at a strike price of $27. The settlement terms of these warrants include physical settlement, cash settlement or net-share settlement at the option of the Company. All outstanding put and call warrants expire by the end of the third quarter of fiscal 2001.

12. INCOME TAXES

    Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company recorded an income tax provision of $16.6 million representing 43% of income before provision for income taxes for the first quarter of fiscal 2001, compared to an income tax provision of $19.7 million representing 28% of income before provision for income taxes for the first quarter of fiscal 2000. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rates due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the first quarter of fiscal 2001, the reduction in the Company's effective income tax rate from the Singapore tax holiday was more than offset by amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes.

13. CONTINGENCIES

    A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The class action lawsuit alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. The Company's motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000, and the Company plans to file a motion to dismiss the amended complaint. The Company believes the class action lawsuit is without merit and intends to defend itself vigorously.

    In May 2000, the Company entered into an agreement with a third party for a patent cross-license. Under the agreement, the Company will pay the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000, and a patent license fee for the use of certain of the third party's patents through June 30, 2004. Additionally, the Company will grant the third party a license to use all of its patents for the same period. The aggregate patent fee to be paid by the Company under the cross-license agreement will range from $11.0 million to $25.0 million, depending on the outcome of an evaluation of certain patents by an independent party. The Company's best estimate of the aggregate patent fee that will be payable under the cross-license agreement is $18.0 million and was accrued in the third quarter of fiscal 2000. The Company paid the first installment of $3.6 million in the first quarter of fiscal 2001. As of June 30, 2000, $1.9 million of the intangible asset was included in "Other current assets" and $5.6 million was included in "Other long-term assets" in the Condensed Consolidated Balance Sheet. As of June 30, 2000, $3.6 million of the aggregate estimated patent fee was included in "Accrued liabilities"

                                 ADAPTEC, INC.

                                  (UNAUDITED)

13. CONTINGENCIES (CONTINUED)
and the remaining $10.8 million was reflected as "Other long-term liability" in the Condensed Consolidated Balance Sheet.

    On June 27, 2000, the Company received a statutory notice of deficiency with respect to its federal income tax returns for fiscal 1994 through 1996. The Company believes it has meritorious defenses and intends to contest the proposed deficiencies. In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1997 through 1999, for which no proposed adjustments have been received. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse impact on the Company's financial position or results of operations.

14. SEGMENT REPORTING

    The Company's operating segments are organized by technologies and include Direct Attached Storage ("DAS"), Storage Networking Solutions ("SNS"), Software and Other. A complete description of the operating segments can be found in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

    On June 8, 2000, the Company announced that it plans to spin off the Software segment in the form of a fully independent and separate company (the "Software Company"). The Company anticipates to complete an initial public offering ("IPO") of approximately 15% of the Software Company's stock and distribute the remaining Software Company shares held by the Company to the Company's stockholders in a tax-free distribution. The IPO will be subject to board approval and regulatory approval and the stockholder distribution will be subject to board approval and receipt of a tax-free ruling from the IRS.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

14. SEGMENT REPORTING (CONTINUED)
    Summarized financial information concerning the Company's reportable segments is shown in the following table. The Company does not separately identify assets or depreciation by operating segments nor are the segments evaluated under these criteria.

                                                              THREE MONTH PERIOD ENDED
                                                              -------------------------
                                                               JUNE 30,      JUNE 30,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
DAS:
  Net revenues..............................................   $147,926      $176,020
  Segment profit............................................     20,525        67,558
SNS:
  Net revenues..............................................      6,568         5,805
  Segment profit (loss).....................................     (1,316)        1,520
SOFTWARE:
  Net revenues..............................................     28,933        10,553
  Segment profit (loss).....................................      4,708          (131)
OTHER:
  Net revenues..............................................         --            --
  Segment profit............................................     14,290         1,248

    The following table presents the details of "Other" segment profit:

                                                                THREE MONTH PERIOD ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Unallocated corporate expenses, net.........................     $  (491)        $(7,744)
Interest and other income...................................      20,691          11,951
Interest expense............................................      (3,044)         (2,959)
General and administrative expenses relating to the Software
  segment spin-off..........................................      (2,866)             --
                                                                 -------         -------
                                                                 $14,290         $ 1,248
                                                                 =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                                         THREE MONTH PERIOD ENDED
                                                      -------------------------------
                                                      JUNE 30, 2000    JUNE 30, 1999
                                                      --------------   --------------
Net revenues........................................       100%             100%
Cost of revenues....................................        38               35
                                                           ---              ---
Gross profit........................................        62               65
                                                           ---              ---
Operating expenses:
  Research and development..........................        17               13
  Selling, marketing and administrative.............        23               20
  Amortization of goodwill and other intangibles....        11               --
                                                           ---              ---
Total operating expenses............................        51               33
                                                           ---              ---
Income from operations..............................        11               32
Interest and other income...........................        12                6
Interest expense....................................        (2)              (2)
                                                           ---              ---
Income before provision for income taxes............        21               36
Provision for income taxes..........................         9               10
                                                           ---              ---
Net income..........................................        12%              26%
                                                           ===              ===

    BUSINESS SEGMENTS. The Company's operating segments are organized by technologies and include Direct Attached Storage ("DAS"), Storage Networking Solutions ("SNS"), Software and Other. A complete description of the operating segments can be found in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

    On June 8, 2000, the Company announced that it plans to spin off the Software segment in the form of a fully independent and separate company (the "Software Company"). The Company anticipates to complete an initial public offering ("IPO") of approximately 15% of the Software Company's stock and distribute the remaining Software Company shares held by the Company to the Company's stockholders in a tax-free distribution. The IPO will be subject to board approval and regulatory approval, and the stockholder distribution will be subject to board approval and receipt of a tax-free ruling from the IRS.

    NET REVENUES. Net revenues were $183.4 million in the first quarter of fiscal 2001, a decrease of 4.7% from net revenues of $192.4 million from the first quarter of fiscal 2000.

    Net revenues for the first quarter of fiscal 2001 were comprised of $147.9 million from the DAS segment, a decrease of 16.0% from the first quarter of fiscal 2000, $6.6 million from the SNS segment, an increase of 13.1% from the first quarter of fiscal 2000, and $28.9 million from the Software segment, an increase of 174.2% from the first quarter of fiscal 2000.

    Net revenues from the DAS segment decreased year over year, primarily due to a lack of Intel microprocessors and motherboards in the distribution channel, adversely impacting some server production. Intel underestimated microprocessor demand as they transitioned their production from 0.25 micron technology to 0.18 micron technology and they experienced problems with their 840 memory controller hub, a critical component to motherboards. Because the Company's board level premium DAS products are essential components in server production, the Company experienced revenue degradation in the DAS segment. Additionally, net revenues from the DAS segment in the first quarter of fiscal 2001 were adversely impacted by defective QLogic, Corp. I/O silicon in one of the Company's mid-range redundant array of independent disks ("RAID") product offerings. These defects necessitated a recall of a limited number of the mid-range Distributed Processing Technology, Corp. ("DPT") based products.

    SNS net revenues for the first quarter of fiscal 2001 and fiscal 2000 were derived primarily from sales of single-port and multi-port network interface cards. Net revenues from the sales of these products increased year over year primarily as a result of additional design wins with certain original equipment manufacturers ("OEMs").

    Net revenues from the Software segment increased year over year primarily as a result of sales of the Company's Easy CD Creator 4.0 Deluxe which launched domestically in the second quarter of fiscal 2000 and worldwide in the third quarter of fiscal 2000. Additionally, the increase is attributable to continued worldwide growth in the CD-R and CD-RW drive markets and additional design wins with personal computer ("PC") OEMs. The acquisitions of CeQuadrat GmbH and Wild File, Inc. in the second and fourth quarters of fiscal 2000, respectively, also contributed incremental net revenues in the first quarter of fiscal 2001.

    GROSS MARGIN. Gross margin for the first quarter of fiscal 2001 was 61.6% compared to 65.3% for the first quarter of fiscal 2000. The Company's fiscal 2001 first quarter gross margin was adversely impacted by decreased manufacturing capacity utilization due to lower production volumes. The lower production volumes were primarily related to reduced demand for the Company's board level premium DAS products stemming from the lack of Intel microprocessors and motherboards in the distribution channel discussed above. Additionally, the Company's fiscal 2001 first quarter gross margin was adversely impacted by warranty costs accrued for the recall of the Company's mid-range DPT based RAID products discussed above, as well as the amortization of the patent license fee included as a component of cost of revenues.

    RESEARCH AND DEVELOPMENT EXPENSES. Spending for research and development was $30.5 million for the first quarter of fiscal 2001, an increase of 24.4% from spending for research and development of $24.5 million in the first quarter of fiscal 2000. As a percentage of net revenues, research and development expenses increased to 16.6% in the first quarter of fiscal 2001 from 12.7% in the first quarter of fiscal 2000. The increase in research and development expenses was primarily attributable to additional resources obtained through the Company's fiscal 2000 acquisitions and its focus on new emerging technologies, including fibre channel, etherstorage and infiniband. Additionally, the Company recorded amortization of deferred stock-based compensation of $0.6 million, related to the acquisition of Wild File, Inc., in the first quarter of fiscal 2001.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $42.4 million for the first quarter of fiscal 2001, an increase of 7.7% from spending for selling, marketing and administrative activities of $39.4 million in the first quarter of fiscal 2000. As a percentage of net revenues, selling, marketing and administrative expenses increased to 23.1% in the first quarter of fiscal 2001 from 20.4% in the first quarter of fiscal 2000. The increase in selling, marketing and administrative expenses was primarily attributable to expenses incurred in connection with the planned spin-off of the Software segment of $2.9 million.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $19.5 million for the first quarter of fiscal 2001, compared to $0.5 million in the first quarter of fiscal 2000. Amortization of goodwill and other intangibles for the first quarter of fiscal 2001 resulted from the acquisitions of CeQuadrat GmbH, DPT and Wild File, Inc., and the amortization of warrant costs associated with the license agreement with Agilent Technologies, Inc. Amortization of goodwill and other intangibles for the first quarter of fiscal 2000 resulted from the acquisition of Data Kinesis, Inc.

    INTEREST AND OTHER INCOME. Interest and other income for the first quarter of fiscal 2001 was $20.7 million, an increase of 73.1% from interest and other income of $12.0 million in the first quarter of fiscal 2000. Interest and other income for the first quarter of fiscal 2001 consisted of interest income of $7.7 million, gain on the sale of land of $7.5 million and gain on the sale of JNI Corporation common stock of $5.5 million. Interest and other income for the first quarter of fiscal 2000 consisted of interest income of $8.5 million and gain on the sale of land of $3.5 million. The decrease in interest income from $8.5 million in the first quarter of fiscal 2000 to $7.7 million in the first quarter of fiscal 2001 was due to the lower average cash balances resulted primarily from repurchases of the Company's common stock over the last 12 months.

    INTEREST EXPENSE. Interest expense was $3.0 million for both the first quarter of fiscal 2001 and the first quarter of fiscal 2000. Interest expense in both periods resulted primarily from the Company's 4 3/4% Convertible Subordinated Notes.

    INCOME TAXES. Income tax provisions for interim periods are based on estimated annual income tax rates. The Company recorded an income tax provision of $16.6 million representing 43% of income before provision for income taxes for the first quarter of fiscal 2001, compared to an income tax provision of $19.7 million representing 28% of income before provision for income taxes for the first quarter of fiscal 2000. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rates due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the first quarter of fiscal 2001, the reduction in the Company's effective income tax rate from the Singapore tax holiday was more than offset by amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company's principal sources of liquidity consisted of $545.2 million of cash, cash equivalents and marketable securities, and an unsecured $80.0 million revolving line of credit, of which $10.0 million was outstanding as of June 30, 2000.

    Cash, cash equivalents and marketable securities decreased 17.7% from $662.7 million as of March 31, 2000. During the first quarter of fiscal 2001, the Company used its liquid assets to repurchase and retire 4,000,000 shares of its common stock for $111.9 million and to pay $19.1 million for stock repurchased on March 31, 2000. Additionally, the Company purchased $7.2 million of property and equipment during the first quarter of fiscal 2001. The uses of cash were offset by cash generated from operations of $28.1 million, net proceeds from the sale of land of $20.4 million, proceeds from net borrowings upon the Company's line of credit of $10.0 million and proceeds received from the issuance of common stock to employees through its stock option plans of $4.7 million.

    During the first quarter of fiscal 2001, the Company recorded a reduction of its net unrealized gain (excluding the impact of income taxes) on its marketable securities, primarily relating to its investment in JNI Corporation common stock, of $42.2 million.

    The Company believes that its existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations over the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this statement in its first quarter of fiscal 2002, and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board tentatively issued EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' ". Additionally, the EITF reached a tentative consensus that for those contracts that are entered into before the date of the final consensus, companies will have until June 30, 2001 to bring these contracts into compliance with the final consensus. The EITF intends to reach a final consensus at the September 2000 EITF meeting. Pending the final consensus, the Company believes the impact of EITF No. 00-19 will not have a material effect on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 has not had a material effect on the Company's financial position or results of operations.

CERTAIN FACTORS BEARING ON FUTURE OPERATING RESULTS

    This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Results of Operations and Financial Condition includes statements relating to sales, gross margins, operating expenditures and the Notes to Condensed Consolidated Financial Statements include statements relating to the completion of an in-process technology project. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

    - shortage of skilled labor

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

    - the timing of acquisitions of other business products and technologies and any associated charges or earnings

    - restructuring actions or other involuntary terminations

    Fiscal 2000 operating results were materially impacted by unusual charges, including the following:

    - write-offs of acquired in-process technology

    - write-off of patent settlement fee attributable to a patent cross-license agreement

    IF DEMAND FOR OUR CUSTOMERS' PRODUCTS DECLINES OR OUR CUSTOMERS DO NOT CONTROL THEIR INVENTORIES EFFECTIVELY, OUR REVENUES MAY BE ADVERSELY
AFFECTED. The volume and timing of orders received during a quarter are difficult to forecast. Our customers from time to time encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below such forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us. We have historically operated with a relatively small backlog and have set our operating budget based in part on expectations of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our operating income and net income will be disproportionately affected. Also, operating results in any particular quarter that do not meet the expectations of securities analysts are likely to cause volatility in the price of our common stock.

    IF DEMAND FOR SERVERS, WORKSTATIONS OR HIGH-PERFORMANCE DESKTOPS DECLINES, OUR REVENUES FROM OUR DAS SEGMENT MAY DECLINE. Our Direct Attached Storage, or DAS, products are used primarily in enterprise-class servers, workstations and high-end desktop computer systems. Our DAS products include host bus adapters, or HBAs, redundant array of independent disks, or RAID, controllers, boards and chips that allow computers to transfer information to and from peripherals, such as hard-disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. Historically, our growth has been supported by increasing demand for systems that support:

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

    IF THE DEMAND FOR DESKTOP COMPUTER SYSTEMS AND CD-R AND CD-RW DRIVES DECLINES, REVENUES FROM OUR SOFTWARE SEGMENT MAY DECLINE. Our software products are used primarily in desktop computer systems to enable CD-R and CD-RW capabilities. We sell our software products primarily to major OEMs and distributors. Our business depends on general economic and business conditions and the growth of the CD-R and desktop computer markets. If demand for our products slows or the CD-R market does not continue to develop as we expect, our business or operating results may decline materially due to the resulting decline in demand for our products.

    IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SERVICE DURING OUR CUSTOMERS' DESIGN AND DEVELOPMENT STAGE OR IF WE ARE UNABLE TO PROVIDE SUCH SERVICE IN A TIMELY MANNER, REVENUES MAY BE LOST TO OUR COMPETITION. Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations at all or in timely manner, our customers may choose to buy similar products from another company. As a result, our financial results could be materially adversely impacted.

    WE MAY BE UNABLE TO GENERATE ENOUGH REVENUES FROM PRODUCTS INCORPORATING TECHNOLOGY LICENSED FROM AGILENT TO OFFSET THE GUARANTEED PAYMENTS TO AGILENT, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. In
January 2000, we entered into a four-year agreement with Agilent
Technologies, Inc., or Agilent, to co-develop, market and sell fibre channel HBAs. As part of the agreement, we agreed to license Agilent's fibre channel HBAs and software driver technology and pay guaranteed minimum royalty payments of $60.0 million over the term of the agreement as follows: $6.0 million in the first year, $12.0 million in the second year, $18.0 million in the third year and $24.0 million in the fourth year. Additionally, we issued Agilent warrants to purchase Adaptec common stock valued at $37.1 million. The cost of these warrants is being amortized over the term of the agreement. If we are unable to generate sufficient revenues to offset our commitment per the agreement and warrant amortization expenses, our results of operations could be materially adversely impacted.

    IF THERE IS A SHORTAGE OF COMPUTER COMPONENTS IN THE MARKET, OUR SALES MAY DECLINE, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. If our customers are unable to purchase certain components which are embedded into their products, then their demand for our components may decline. Beginning in the fourth quarter of fiscal 2000, we began to experience the impact of other companies' chip supply shortages, which reduced the demand for some of our DAS products. This shortage, as well as other shortages, could materially adversely impact our sales and thereby our results of operations.

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

    - Infiniband

    - Fibre channel

OPERATING SYSTEMS:

    - Windows (including Windows 98 and Windows NT)

    - OS/2

    - Netware

    - UNIX

    - Novel

    - Macintosh

    - Linux

    In particular, a majority of our revenues are currently derived from products based on the small computer system interface, or SCSI, standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we did not anticipate these changes and develop new products, these changes could materially adversely affect our business or operating results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI based products and products incorporating a competing standard, Ultra-DMA, have materially adversely affected the sales of our products beginning in fiscal 1998 and may materially adversely affect our future sales.

    IF OUR PRODUCTS DO NOT INTEROPERATE EFFECTIVELY, THIS COULD NEGATIVELY IMPACT OUR REVENUES AND REDUCE THE PRICE OF OUR STOCK. We must design our products to interoperate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

    - microprocessors

    - peripherals

    - operating system software

    We depend on significant cooperation with these manufacturers to achieve our design objectives and produce products that interoperate successfully. We believe that generally we have good relationships with leading system, peripheral, and microprocessor suppliers; however, these suppliers may, from time to time, make it more difficult for us to design our products for successful interoperability. These suppliers also may decide to compete with us.

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

    - product costs

    - timely completion and introduction of new product designs relative to customers' needs and competitor introductions

    - quality of new products

    - differentiation of new products from those of our competitors

    - market acceptance of our products

    As a result, we believe that continued significant expenditures for research and development will be required in the future. We may fail to identify new product opportunities and develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into the products. The failure of any of our new product development efforts could have a material adverse effect on our business or operating results.

    IF WE ARE UNABLE TO COMPETE EFFECTIVELY OUR REVENUES AND OUR STOCK PRICE MAY DECLINE. The markets for all of our products are intensely competitive and are characterized by the following:

    - rapid technological advances

    - frequent new product introductions

    - evolving industry standards

    - price erosion

    In the DAS and Storage Networking Solutions, or SNS, segments, we compete with LSI Logic Corporation, QLogic, Corp., American Megatrends, Inc., Mylex Corporation (a subsidiary of IBM) and other captive manufacturers and suppliers. Our principal competitors in the Software segment range from small operations to large consumer software companies. As we have continued to broaden our bandwidth management product offerings into the server, workstation and desktop environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than we do. We cannot assure that we will have sufficient resources to accomplish any of the following:

    - meet growing product demand

    - make timely introduction of new leading-edge solutions in response to competition

    - compete successfully in the future against existing or potential competitors

    - provide OEMs with timely design specifications

    - prevent price competition from eroding margins

    COSTS ASSOCIATED WITH ACQUISITIONS MAY CAUSE OUR FINANCIAL CONDITION OR OPERATING RESULTS TO DECLINE, WHICH COULD BE EXACERBATED IF WE ARE UNABLE TO INTEGRATE THE ACQUIRED COMPANIES, PRODUCTS OR TECHNOLOGIES. In July 1999, we acquired CeQuadrat GmbH, in December 1999, we acquired Distributed Processing Technology, Corp., or DPT, and in March 2000, we acquired Wild File, Inc. Each of the acquisitions was accounted for using the purchase method of accounting. In January 2000, we entered into an agreement with Agilent to co-develop, market and sell fibre channel HBAs. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products, or technologies and enter into joint ventures and strategic alliances with other companies. In order to be successful in these activities, we must:

    - assimilate the operations and personnel of the combined companies

    - minimize the potential disruption of our ongoing business

    - retain key technical and managerial personnel

    - integrate the acquired company into our strategic and financial plans

    - accurately assess the value of potential target businesses, products or technologies

    - anticipate changes in the market conditions for acquired products or technologies

    - harmonize standards, controls, procedures, and policies

    - minimize the impairment of relationships with employees and customers as a result of integration of new personnel

    We may incur expenses associated with amortization of acquired intangible assets. The benefits of acquisitions may prove to be less than anticipated and may not outweigh the costs reported in our financial statements.

    We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments, or joint ventures. These transactions may materially adversely affect our business, financial condition or operating results.

    WE DEPEND ON WAFER SUPPLIERS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR OPERATIONS. Independent foundries currently manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase most of our wafers through a supply agreement with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

    - the availability of raw materials

    - the availability of manufacturing capacity

    - the level of contaminants in the manufacturing environment

    - impurities in the materials used

    - the performance of personnel and equipment

    While we have been satisfied with the quality, yield, and timeliness of wafer deliveries to date, we cannot assure that manufacturing yield problems may not occur in the future. In addition, although we have various supply agreements with our suppliers, a shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers, or to the suppliers' internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from our foundries would delay our production and our product shipments and could have a material adverse impact on our business or operating results. We expect that our current suppliers will seek to convert their fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason our current suppliers are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. Additional wafer foundries may be unavailable, may prove to be unqualified, and may be unable to satisfy our requirements on a timely basis.

    In order to secure wafer capacity, from time to time we have entered into "take or pay" contracts that have committed us to purchase specified wafer quantities over extended periods, and we have made prepayments to foundries. In the future, we may enter into similar transactions, including, without limitation, the following:

    - non-refundable deposits

    - loans

    - equity investments

    - joint ventures

    - other partnership relationships

    Any such transaction could require us to seek additional equity or debt financing to fund such activities. We may not be able to obtain any required financing on terms acceptable to us.

    WE DEPEND ON SUBCONTRACTORS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR OPERATIONS. We rely on subcontractors for the assembly and packaging of the integrated circuits, or ICs, included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We also use board subcontractors to better balance production runs and capacity. We cannot assure that such subcontractors will continue to be able and willing to meet our requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a material adverse impact on our business or operating results.

    WE DEPEND ON THE EFFORTS OF OUR DISTRIBUTORS, WHICH IF REDUCED, WOULD RESULT IN LOWER REVENUES AND OPERATING RESULTS. Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at a risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as we anticipate, distributors may decrease the amount of products ordered from us in subsequent quarters. In addition, if we decrease our price protection or distributor-incentive programs, our distributors may temporarily decrease the amount of products purchased from us. This could result in a change in distributor business habits, and distributors may decide to decrease the amount of products held and reduce their inventory levels. This could reduce our revenues in any given quarter and could negatively impact our operating results. In addition, we may from time to time take actions to reduce levels of products at distributors. These actions could reduce our revenues in any given quarter and could negatively impact our operating results or revenues.

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

    CERTAIN OF OUR INTERNATIONAL OPERATIONS ARE RISKY, AND MAY NEGATIVELY AFFECT OUR OPERATIONS OR REVENUES. Our manufacturing facilities and various subcontractors we utilize from time to time are primarily located in Asia. Additionally, we have various sales offices and customers throughout Europe, Japan, and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs, and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China.

    IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY. Historically, we have devoted significant resources to research and development, and we believe that the intellectual property derived from such research and development is a valuable asset that is important to the success of our business. Although we actively maintain and defend our intellectual property rights, we may be unable to adequately protect our proprietary rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

    Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business. We have from time to time discovered counterfeit copies of our products being manufactured or sold by others. Although we maintain an active program to detect and deter the counterfeiting of our products, significant availability of counterfeit products could reduce our revenues and damage our reputation and goodwill with customers.

    THIRD PARTIES MAY ASSERT INFRINGEMENT CLAIMS AGAINST US, WHICH MAY BE EXPENSIVE TO DEFEND AND RESULT IN ADDITIONAL COSTS AND COULD MATERIALLY ADVERSELY IMPACT OUR OPERATIONS AND REVENUES. From time to time, third parties may assert exclusive patent, copyright, and other intellectual property rights to our key technologies. We cannot assure that third parties will not assert infringement claims against us in the future, that assertions by third parties will not result in costly litigation, or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial cost to us and diversion of our resources. Any infringement claim or other litigation against or by us could materially adversely impact our business, operating results or revenues.

    In May 2000, we entered into an agreement with a third party for a patent cross-license. We will pay the third party a settlement fee in return for a release from past infringement claims prior to January 1, 2000 and a fully paid-up license fee for the use of certain of the third party's patents through June 30, 2004. Additionally, we will grant the third party a license to use all of our patents for the same period. The aggregate fee to be paid by us under the cross-license agreement will range from $11.0 million to $25.0 million, depending on the outcome of an evaluation of certain patents by an independent party. Our best estimate of the aggregate fee that will be payable under the cross-license agreement is $18.0 million.

    WE MAY ENCOUNTER NATURAL DISASTERS, WHICH MAY NEGATIVELY AFFECT OUR OPERATIONS AND OUR FINANCIAL CONDITION. Our corporate headquarters in California are located near major earthquake faults. Any damage to our information systems caused as a result of an earthquake, fire or any other natural disasters could have a material adverse impact on our business, financial condition and results of operations. Additionally, our primary wafer supplier is located in Taiwan, which has experienced significant earthquakes. A severe earthquake could interrupt our manufacturing process and could materially adversely impact our business, financial condition or results of operations.

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

    OUR ANNOUNCED SPIN-OFF OF OUR SOFTWARE SEGMENT MAY BE DELAYED OR MAY NOT OCCUR. On June 8, 2000, we announced plans to (i) establish the Software segment as a fully independent and separate company, or the Software Company,
(ii) to effect an initial public offering, or IPO, of approximately 15% of the Software Company's stock and (iii) to distribute the remaining Software Company shares held by Adaptec to our stockholders in a tax-free distribution. The IPO will be subject to board and regulatory approvals, and the stockholder distribution will be subject to board approval and receipt of a tax-free letter ruling from the Internal Revenue Service, or IRS. We may not be successful, or we may experience unexpected delays, for example, due to market conditions, in obtaining the necessary approvals and IRS ruling to effectuate the spin-off. In addition, the approval process or unexpected delays may require us to incur additional expenses associated with the spin-off, which could have a material adverse effect on our financial condition or operating results.

    WE ARE EXPOSED TO CERTAIN EQUITY PRICE RISKS OR INVESTMENT RISKS WHICH COULD AFFECT OUR QUARTERLY OR ANNUAL PROFITS AND OUR STOCK PRICE. We are exposed to equity price risk with our investment in JNI Corporation, or JNI, common stock included in "Marketable securities" in our Condensed Consolidated Balance Sheet as of June 30, 2000. Since JNI's IPO in October 1999 through June 30, 2000, the market price of JNI common stock has ranged from $20.19 to $93.88 and is likely to continue to fluctuate. An adverse change in the price of JNI common stock and limitations on the sale of that stock could materially adversely affect our financial position and, if we were to sell our investment at a loss, could materially adversely affect our financial results.

    WE ENGAGE IN TRANSACTIONS INVOLVING DERIVATIVES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION. We engage in transactions involving derivative securities to execute repurchases of our common stock under stock repurchase programs authorized by our board of directors. Some of these transactions may obligate us to buy back shares of our common stock at prices greater than the fair market value at the time of repurchase. In June 2000, we repurchased shares of our common stock at prices greater than the fair market value at the date of repurchase in accordance with two derivative contracts. Although the impact of the June 2000 repurchases did not materially adversely impact our financial position, in the future our obligation could be in excess of the amounts recognized in our financial statements and could materially adversely affect our financial position.

    WE MAY BE ENGAGED IN LEGAL PROCEEDINGS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION OR BUSINESS OPERATIONS. From time to time we are subject to litigation or claims that could negatively affect our financial condition or business operations. For instance, a class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 and that these statements violated federal securities laws. The complaint does not specify damages. Our motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000, and the Company plans to file a motion to dismiss the amended complaint. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, any dispute, including this lawsuit, could cause us to incur unforeseen expenses, could occupy an inordinate amount of our management's time and attention and could negatively affect our financial condition or business operations.

    WE MAY BE SUBJECT TO A HIGHER EFFECTIVE TAX RATE THAT COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. We benefit from a significantly lower effective tax rate than the combined U.S. federal and state statutory tax rates on income earned in Singapore, resulting from a Singapore tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which could materially adversely impact our results of operations and financial position.

    WE MAY BE REQUIRED TO PAY ADDITIONAL FEDERAL INCOME TAXES WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION. We received a statutory notice of deficiency from the IRS relating to our taxable fiscal years 1994 through 1996. Additionally, the IRS is auditing our income tax returns for fiscal years 1997 through 1999, for which we have received no proposed adjustments. We intend to contest the proposed deficiencies. While we believe we have meritorious defenses to the proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could materially adversely impact our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For financial market risks related to changes in interest rates, foreign currency exchange rates and derivative securities, reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report to Stockholders for the year ended March 31, 2000.

    The Company is exposed to equity price risk relating to its available-for-sale securities. The Company has not attempted to reduce or eliminate its market exposure on the available-for-sale securities. The realization of the unrealized gains on its equity securities is dependent on the market value for the securities, which is subject to fluctuation prior to the date of disposal, and the Company's ability to sell the securities under its current limitations. There can be no assurance if and when the unrealized gains will be realized. For each 10% decline in market value of its available-for-sale equity securities from June 30, 2000, the Company's marketable securities would decline in value by $5.7 million.

    This represents an update to the Quantitative and Qualitative Disclosures About Market Risk contained in the Company's Annual Report to Stockholders for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibit:

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
        27.1            Financial Data Schedule for the quarter ended June 30, 2000

(b.) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By:   /s/ ANDREW J. BROWN                                                     Date: August 11, 2000
      --------------------------------------
      Andrew J. Brown
      Vice President, Finance and
      Chief Financial Officer
      (principal financial officer)