Form 10-Q
period 2000-09-30
ADAPTEC INC
filed 2000-11-06
CIK 709804

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15071

                            ------------------------

                                 ADAPTEC, INC.
           ---------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-2748530
--------------------------------------------------------------------------------------------
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

 691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA                       95035
--------------------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

             Registrant's telephone number, including area code (408) 945-8600
--------------------------------------------------------------------------------------------

                                      N/A
--------------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Company's common stock as of September 30, 2000 was 98,769,958.

    This document consists of 31 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                     --------
Part I.  Financial Information

         Item 1.  Financial Statements:

                       Condensed Consolidated Statements of Operations.............         3

                       Condensed Consolidated Balance Sheets.......................         4

                       Condensed Consolidated Statements of Cash Flows.............         5

                       Notes to Condensed Consolidated Financial Statements........      6-14

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations:

                       Results of Operations.......................................     15-18

                       Liquidity and Capital Resources.............................        18

                       Recent Accounting Pronouncements............................     18-19

                       Certain Factors Bearing Risk on Future Operating Results....     19-28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......        29

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders..............        30

         Item 6.  Exhibits and Reports on Form 8-K.................................        30

         Signatures................................................................        31

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..............................     $185,468        $194,280        $368,895       $386,658
Cost of revenues..........................       72,830          66,267         143,340        133,054
                                               --------        --------        --------       --------
Gross profit..............................      112,638         128,013         225,555        253,604
                                               --------        --------        --------       --------
Operating expenses:
  Research and development................       30,987          23,210          61,489         47,735
  Selling, marketing and administrative...       45,261          40,242          87,641         79,610
  Amortization of goodwill and other
    intangibles...........................       19,476           2,255          38,951          2,750
  Write-off of acquired in-process
    technology............................           --           3,016              --          3,016
                                               --------        --------        --------       --------
Total operating expenses..................       95,724          68,723         188,081        133,111
                                               --------        --------        --------       --------
Income from operations....................       16,914          59,290          37,474        120,493
Interest and other income.................       90,025          19,113         110,716         31,064
Interest expense..........................        3,079           2,962           6,123          5,921
                                               --------        --------        --------       --------
Income before provision for income
  taxes...................................      103,860          75,441         142,067        145,636
Provision for income taxes................       44,421          23,277          60,980         42,932
                                               --------        --------        --------       --------
Net income................................     $ 59,439        $ 52,164        $ 81,087       $102,704
                                               ========        ========        ========       ========
Net income per share:
  Basic...................................     $   0.60        $   0.51        $   0.81       $   0.99
                                               --------        --------        --------       --------
  Diluted.................................     $   0.58        $   0.48        $   0.78       $   0.94
                                               --------        --------        --------       --------
Shares used in computing net income per
  share:
  Basic...................................       99,084         102,523          99,944        103,333
                                               --------        --------        --------       --------
  Diluted.................................      105,962         113,062         103,497        113,626
                                               --------        --------        --------       --------

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2000           2000
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  163,599     $  180,519
  Marketable securities.....................................      404,367        482,172
  Accounts receivable, net..................................       98,880         90,165
  Inventories...............................................       74,559         68,378
  Other current assets......................................      123,470         74,352
                                                               ----------     ----------
    Total current assets....................................      864,875        895,586
Property and equipment, net.................................      114,425        135,222
Goodwill and other intangibles..............................      236,180        275,108
Other long-term assets......................................       53,615         40,368
                                                               ----------     ----------
                                                               $1,269,095     $1,346,284
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   41,983     $   34,009
  Accrued liabilities.......................................      211,935        193,217
                                                               ----------     ----------
    Total current liabilities...............................      253,918        227,226
                                                               ----------     ----------
4 3/4% Convertible Subordinated Notes.......................      229,800        229,800
Other long-term liability...................................       10,800         14,400
Contingencies (Note 14)
Stockholders' equity:
  Common stock..............................................           99            103
  Additional paid-in capital................................           --         58,535
  Deferred stock-based compensation.........................       (1,148)        (2,444)
  Accumulated other comprehensive income....................       13,731         51,800
  Retained earnings.........................................      761,895        766,864
                                                               ----------     ----------
    Total stockholders' equity..............................      774,577        874,858
                                                               ----------     ----------
                                                               $1,269,095     $1,346,284
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTH PERIOD ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   $   60,016      $  138,537
                                                               ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certain net assets in connection with
  acquisitions, net.........................................           --         (14,485)
Purchases of property and equipment.........................      (16,577)         (3,866)
Net proceeds from the sale of property and equipment........       43,273          18,518
Purchases of marketable securities..........................     (227,490)       (724,266)
Purchases of other investments..............................         (350)         (1,000)
Sales of marketable securities..............................      216,226         385,563
Maturities of marketable securities.........................       71,712         204,634
                                                               ----------      ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........       86,794        (134,902)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock..................       12,559          61,817
Net proceeds from the issuance of equity contracts..........           --           3,725
Repurchases of common stock.................................     (176,289)       (244,132)
                                                               ----------      ----------
NET CASH USED FOR FINANCING ACTIVITIES......................     (163,730)       (178,590)
                                                               ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (16,920)       (174,955)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      180,519         317,580
                                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  163,599      $  142,625
                                                               ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. (the "Company") have been prepared on a consistent basis with the March 31, 2000 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 7, 8 and 15, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. For presentation purposes, the Company has indicated its second quarters as having ended on September 30, whereas in fact, the Company's second quarter of fiscal 2001 ended on September 29, 2000 and the Company's second quarter of fiscal 2000 ended on October 1, 1999. The results of operations for the six month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

2. COMPREHENSIVE INCOME

    The Company's comprehensive income consists of net income and the change in the net unrealized gain on available-for-sale securities, net of income taxes, primarily related to the Company's investment in JNI Corporation ("JNI") common stock.

    The components of comprehensive income, net of income taxes, were as follows:

                                               THREE MONTH PERIOD ENDED           SIX MONTH PERIOD ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2000             1999             2000             1999
                                            --------------   --------------   --------------   --------------
                                                                     (IN THOUSANDS)
Net income................................     $ 59,439         $52,164          $ 81,087         $102,704
Change in net unrealized gain on
  available-for-sale securities, net of
  income taxes............................      (12,723)             --           (38,069)              --
                                               --------         -------          --------         --------
                                               $ 46,716         $52,164          $ 43,018         $102,704
                                               ========         =======          ========         ========

    During the second quarter and first half of fiscal 2001, the Company sold 1,520,000 and 1,700,000 shares of JNI common stock and recorded a gain of $81.6 million and $87.2 million, respectively. Total proceeds from the sales were $97.0 million, of which $41.1 million was recorded as a receivable in "Other current assets" in the Condensed Consolidated Balance Sheet at September 30, 2000, and was subsequently received as of the date of this Report on Form 10-Q. As of September 30, 2000, the Company held 272,893 shares of JNI common stock with a fair market value of $24.3 million. Subsequently and as of the date of this Report on Form 10-Q, the Company sold all remaining shares of JNI common stock for $27.1 million. The gain will be recorded in the third quarter of fiscal 2001.

    The realized gain/loss on available-for-sale securities, other than JNI common stock, was immaterial for all periods presented.

    Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gain on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is

                                 ADAPTEC, INC.

                                  (UNAUDITED)

2. COMPREHENSIVE INCOME (CONTINUED)
subject to fluctuation prior to the date of disposal. There can be no assurance if and when these gains will be realized.

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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

    In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"'. EITF No. 96-13 did not address embedded settlement features which are contingent on events which are unlikely to occur. EITF No. 00-19 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer unless certain conditions are met. The adoption of EITF No. 00-19 did not have a material effect on the Company's financial position or results of operations.

4. BALANCE SHEET DETAIL

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

                                                        SEPTEMBER 30,    MARCH 31,
                                                             2000           2000
                                                        --------------   ----------
                                                              (IN THOUSANDS)
Raw materials.........................................      $20,366        $21,806
Work-in-process.......................................       18,999         11,685
Finished goods........................................       35,194         34,887
                                                            -------        -------
                                                            $74,559        $68,378
                                                            =======        =======

                                 ADAPTEC, INC.

                                  (UNAUDITED)

4. BALANCE SHEET DETAIL (CONTINUED)
    The components of other current assets were as follows:

                                                        SEPTEMBER 30,    MARCH 31,
                                                             2000           2000
                                                        --------------   ----------
                                                              (IN THOUSANDS)
Deferred income taxes.................................     $ 54,628        $29,134
Other.................................................       68,842         45,218
                                                           --------        -------
                                                           $123,470        $74,352
                                                           ========        =======

    The components of accrued liabilities were as follows:

                                                       SEPTEMBER 30,    MARCH 31,
                                                            2000           2000
                                                       --------------   ----------
                                                             (IN THOUSANDS)
Tax related..........................................     $144,893       $100,689
Accrued compensation and related taxes...............       21,595         25,430
Acquisition related..................................       18,694         19,097
Sales and marketing related..........................       12,811         13,477
Stock repurchase related.............................           --         19,135
Other................................................       13,942         15,389
                                                          --------       --------
                                                          $211,935       $193,217
                                                          ========       ========

5. LINE OF CREDIT

    In March 2000, the Company obtained an unsecured $80.0 million revolving line of credit which expires in March 2001. The interest rate and commitment fee are based on a pricing matrix, which correlates with the Company's credit rating and market interest rates. Under the arrangement, the Company is required to maintain certain financial ratios among other restrictive covenants. As of September 30, 2000, the Company was in compliance with all such covenants and no borrowings were outstanding under the line of credit.

6. TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENT

    In the first quarter of fiscal 2001, the Company and Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") amended the Option II Agreement. In accordance with the amendment, the Company paid TSMC an additional $20.0 million in advance payments to secure guaranteed capacity for wafer fabrication through December 31, 2004. No other terms or conditions were amended.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

7. STATEMENTS OF OPERATIONS

    The components of interest and other income were as follows:

                                               THREE MONTH PERIOD ENDED           SIX MONTH PERIOD ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2000             1999             2000             1999
                                            --------------   --------------   --------------   --------------
Interest income...........................     $ 7,101          $ 8,193          $ 14,741          $16,631
Gain on sale of JNI common stock (Note
  2)......................................      81,608               --            87,155               --
Gain on sale of property (Note 8).........       1,316               --             8,820            3,513
Gain on warrants received.................          --           10,920                --           10,920
                                               -------          -------          --------          -------
                                               $90,025          $19,113          $110,716          $31,064
                                               =======          =======          ========          =======

8. PROPERTY SALES

    During the second quarter of fiscal 2001, the Company sold its land and building located in Colorado, having a net book value of $21.5 million, for net proceeds of $22.8 million. The sale resulted in a gain of $1.3 million and is included in "Interest and other income" in the Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2000.

    During the first quarter of fiscal 2001, the Company sold land in California, having a net book value of $12.9 million, for net proceeds of $20.4 million. The sale resulted in a gain of $7.5 million and is included in "Interest and other income" in the Condensed Consolidated Statement of Operations for the six month period ended September 30, 2000.

9. STATUS OF IN-PROCESS TECHNOLOGY PROJECT

    In December 1999, the Company purchased Distributed Processing Technology, Corp., a supplier of high-performance storage solutions, including RAID controllers and storage subsystems. As part of the purchase, the Company acquired in-process technology consisting of next generation RAID controllers. The Company expects to complete the in-process technology project in the first half of fiscal 2002. The completion of the in-process technology project has been delayed by approximately six months due to the lack of availability of compatible industry components and the complexity brought on by additional uses of this technology in the Company's board level products. However, the Company still expects that the costs to complete the in-process technology project will be in line with original estimates. Development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

10. NET INCOME PER SHARE

    Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below.

                                         THREE MONTH PERIOD ENDED                  THREE MONTH PERIOD ENDED
                                            SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME PER SHARE
Net income available to common
  stockholders..................    $ 59,439          99,084      $  0.60     $ 52,164         102,523      $  0.51
                                                                  =======                                   =======

EFFECT OF DILUTIVE SECURITIES
Employee stock options and
  equity contracts..............          --           2,430                        --           6,087
4 3/4% Convertible Subordinated
  Notes.........................       1,981           4,448                     1,961           4,452
                                    --------       ---------                  --------       ---------

DILUTED NET INCOME PER SHARE
Net income available to common
  stockholders and assumed
  conversions...................    $ 61,420         105,962      $  0.58     $ 54,125         113,062      $  0.48
                                    ========       =========      =======     ========       =========      =======

                                          SIX MONTH PERIOD ENDED                    SIX MONTH PERIOD ENDED
                                            SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                  ---------------------------------------   ---------------------------------------
                                    INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                  -----------   -------------   ---------   -----------   -------------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME PER SHARE
Net income available to common
  stockholders..................    $ 81,087          99,944      $  0.81     $ 102,704        103,333      $  0.99
                                                                  =======                                   =======

EFFECT OF DILUTIVE SECURITIES
Employee stock options and
  equity contracts..............          --           3,553                         --          5,841
4 3/4% Convertible Subordinated
  Notes.........................          --              --                      3,965          4,452
                                    --------       ---------                  ---------      ---------

DILUTED NET INCOME PER SHARE
Net income available to common
  stockholders and assumed
  conversions...................    $ 81,087         103,497      $  0.78     $ 106,669        113,626      $  0.94
                                    ========       =========      =======     =========      =========      =======

                                 ADAPTEC, INC.

                                  (UNAUDITED)

10. NET INCOME PER SHARE (CONTINUED)
    Additional stock options to purchase 7,533,000 and 584,000 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common stock.

    The conversion of 4,448,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes was not included in the computation of net income per share for the six month period ended September 30, 2000, because it was anti-dilutive.

    As of September 30, 2000, the Company had one equity contract outstanding pertaining to its own stock (Note 11). This contract was not included in the computation of net income per share for the three month period ended September 30, 2000, because it was anti-dilutive.

11. STOCK REPURCHASES

    During the second quarter and first half of fiscal 2001, the Company repurchased and retired a total of 1,000,000 and 5,000,000 shares of its common stock for $45.3 million and $157.2 million, respectively, including shares relating to the settlement of equity contracts as discussed below. The transactions were recorded as reductions to common stock, additional paid-in-capital and retained earnings.

    During the second quarter of fiscal 2001, the Company physically settled two equity contracts whereby the Company repurchased 1,000,000 shares of its common stock at prices ranging from $44 to $46, resulting in a total cash payment of $45.3 million. During the first quarter of fiscal 2001, the Company physically settled two equity contracts whereby the Company repurchased 1,000,000 shares of its common stock at prices ranging from $40 to $42, resulting in a total cash payment of $40.8 million.

    During the first quarter of fiscal 2001, the Company entered into one additional equity contract in which the Company sold one put warrant and purchased one call warrant. The equity contract expires in December 2000 and represents the only equity contract outstanding as of September 30, 2000. The put warrant could potentially obligate the Company to buy back up to 500,000 shares of its common stock at a strike price of $23 and the call warrant gives the Company the right to buy back up to 500,000 shares of its common stock at a strike price of $27. The settlement terms include physical settlement, cash settlement or net-share settlement at the option of the Company.

12. STOCK PLANS

    During the second quarter of fiscal 2001, the Company's Board of Directors amended the Employee Stock Purchase Plan to extend the offering period from six months to twenty-four months. Purchases will continue to be made every six months.

    During the second quarter of fiscal 2001, the Company's shareholders approved the 2000 Director Option Plan and reserved for issuance thereunder 1,000,000 shares.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

13. INCOME TAXES

    Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company recorded an income tax provision of 42.8% and 30.9% of income before provision for income taxes for the second quarters of fiscal 2001 and fiscal 2000, respectively. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40% due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the second quarter of fiscal 2001, the reduction in the Company's effective income tax rate from the Singapore tax holiday was more than offset primarily by amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes.

14. CONTINGENCIES

    A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The class action lawsuit alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. The Company's motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, the Company filed a motion to dismiss the amended complaint. The Company believes the class action lawsuit is without merit and intends to defend itself vigorously.

    On June 27, 2000, the Company received a statutory notice of deficiency with respect to its federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in the notice and intends to contest them. In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1997 through 1999, for which no proposed adjustments have been received. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse impact on the Company's consolidated financial position or results of operations.

15. SEGMENT REPORTING

    The Company's operating segments are organized by technologies and include Direct Attached Storage ("DAS"), Storage Networking Solutions ("SNS"), Software and Other. A complete description of the operating segments can be found in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

    In June 2000, the Company announced its plan to spin-off the Software segment, subsequently incorporated as Roxio, Inc. ("Roxio"), in the form of a fully independent and separate company. The Company expects to complete an initial public offering ("IPO") of approximately 15% of Roxio's stock and distribute the remaining Roxio stock to the Company's stockholders in a tax-free distribution. The IPO will be subject to board approval and regulatory approval, and the stockholder distribution will be

                                 ADAPTEC, INC.

                                  (UNAUDITED)

15. SEGMENT REPORTING (CONTINUED)
subject to board approval and receipt of a tax-free ruling from the IRS. In September 2000, Roxio filed a Registration Statement on Form S-1 to register the sale of approximately 15% of its outstanding stock. The S-1 has not become effective as of the date of this Report on Form 10-Q.

    In October 2000, the Company redefined its operating segments to show the Desktop Products Group ("DPG"), (formerly reported as a component of the DAS segment) as a separate segment to create greater focus and drive additional revenue growth in the desktop market. Net revenues from the DPG segment were $21.0 million in the second quarter of fiscal 2001, compared to $35.6 million in the second quarter of fiscal 2000. Net revenues from the DPG segment were $49.0 million in the first half of fiscal 2001, compared to $81.4 million in the first half of fiscal 2000. The Company is in the process of determining the historical profitability of the DPG segment. The DPG segment will be reported separately beginning in the third quarter of fiscal 2001.

    Summarized financial information concerning the Company's reportable segments as of September 30, 2000 is shown in the following table. The Company does not separately identify assets or depreciation by operating segments nor are the segments evaluated under these criteria.

                                              THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
DAS:
  Net revenues............................     $146,582        $171,968       $294,508        $347,988
  Segment profit..........................       17,753          66,460         38,278         134,018

SNS:
  Net revenues............................        9,804           5,988         16,372          11,793
  Segment profit (loss)...................       (1,588)          1,350         (2,904)          2,870

SOFTWARE:
  Net revenues............................       29,082          14,074         58,015          24,627
  Segment profit (loss)...................        2,127            (989)         6,835          (1,120)

OTHER:
  Net revenues............................           --           2,250             --           2,250
  Segment profit..........................       85,568           8,620         99,858           9,868

                                 ADAPTEC, INC.

                                  (UNAUDITED)

15. SEGMENT REPORTING (CONTINUED)
    The following table presents the details of "Other" segment profit:

                                              THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Unallocated corporate expenses, net.......     $ 1,365         $(4,515)       $    874        $(12,259)
Interest and other income.................      90,025          19,113         110,716          31,064
Interest expense..........................      (3,079)         (2,962)         (6,123)         (5,921)
Write-off of acquired in-process
  technology..............................          --          (3,016)             --          (3,016)
General and administrative expenses
  relating to the Software segment
  spin-off................................      (2,743)             --          (5,609)             --
                                               -------         -------        --------        --------
                                               $85,568         $ 8,620        $ 99,858        $  9,868
                                               =======         =======        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                              THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Net revenues..............................       100%            100%            100%            100%
Cost of revenues..........................        39              34              39              34
                                                 ---             ---             ---             ---
Gross margin..............................        61              66              61              66
                                                 ---             ---             ---             ---
Operating expenses:
  Research and development................        17              12              17              12
  Selling, marketing and administrative...        24              21              24              20
  Amortization of goodwill and other
    intangibles...........................        11               1              10               1
  Write-off of acquired in-process
    technology............................        --               1              --               1
                                                 ---             ---             ---             ---
Total operating expenses..................        52              35              51              34
                                                 ---             ---             ---             ---
Income from operations....................         9              31              10              32
Interest and other income.................        49              10              30               8
Interest expense..........................         2               2               2               2
                                                 ---             ---             ---             ---
Income before provision for income
  taxes...................................        56              39              38              38
Provision for income taxes................        24              12              16              11
                                                 ---             ---             ---             ---
  Net income..............................        32%             27%             22%             27%
                                                 ===             ===             ===             ===

    BUSINESS SEGMENTS. The Company's operating segments are organized by technologies and include Direct Attached Storage ("DAS"), Storage Networking Solutions ("SNS"), Software and Other. A complete description of the operating segments can be found in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

    In June 2000, the Company announced its plan to spin-off the Software segment, subsequently incorporated as Roxio, Inc. ("Roxio"), in the form of a fully independent and separate company. The Company expects to complete an initial public offering ("IPO") of approximately 15% of Roxio's stock and distribute the remaining Roxio stock to the Company's stockholders in a tax-free distribution. The IPO will be subject to board approval and regulatory approval, and the stockholder distribution will be subject to board approval and receipt of a tax-free ruling from the IRS. In September 2000, Roxio filed a Registration Statement on Form S-1 to register the sale of approximately 15% of its outstanding stock. The S-1 has not become effective as of the date of this Report on Form 10-Q.

    In October 2000, the Company redefined its operating segments to show the Desktop Products Group ("DPG"), (formerly reported as a component of the DAS segment) as a separate segment to create greater focus and drive additional revenue growth in the desktop market. Net revenues from the DPG segment were $21.0 million in the second quarter of fiscal 2001, compared to $35.6 million in the second quarter of fiscal 2000. Net revenues from the DPG segment were $49.0 million in the first half of fiscal 2001, compared to $81.4 million in the first half of fiscal 2000. The Company is in the process of determining the historical profitability of the DPG segment. The DPG segment will be reported separately beginning in the third quarter of fiscal 2001.

    NET REVENUES. Net revenues were $185.5 million for the second quarter of fiscal 2001, representing a decrease of 4.5% from net revenues of $194.3 million for the second quarter of fiscal 2000. Net revenues were $368.9 million for the first half of fiscal 2001, representing a decrease of 4.6% from net revenues of $386.7 million for the first half of fiscal 2000.

    Net revenues for the second quarter of fiscal 2001 were comprised of $146.6 million from the DAS segment, a decrease of 14.8% from the second quarter of fiscal 2000, $9.8 million from the SNS segment, an increase of 63.7% from the second quarter of fiscal 2000, and $29.1 million from the Software segment, an increase of 106.6% from the second quarter of fiscal 2000.

    Net revenues for the first half of fiscal 2001 were comprised of $294.5 million from the DAS segment, a decrease of 15.4% from the first half of fiscal 2000, $16.4 million from the SNS segment, an increase of 38.8% from the first half of fiscal 2000, and $58.0 million from the Software segment, an increase of 135.6% from the second quarter of fiscal 2000.

    Net revenues from the DAS segment decreased year over year, primarily due to a lack of Intel microprocessors and motherboards in the distribution channel which adversely impacted some server production. Intel underestimated microprocessor demand as they transitioned their production from 0.25 micron technology to 0.18 micron technology and they experienced problems with their 840 memory controller hub, a critical component to motherboards. Because demand for the Company's board level premium DAS products are dependent on server production, the Company's net revenues declined in the first half of fiscal 2001. Additionally, net revenues from the DAS segment in the first half of fiscal 2001 were adversely impacted by a continued decline in demand for desktop products brought about by penetration of products incorporating the less-expensive Ultra-DMA technology. Finally, net revenues from the DAS segment were adversely impacted by defective QLogic, Corp. I/O silicon in one of the Company's mid-range redundant array of independent disks ("RAID") product offerings. These defects necessitated a recall of a limited number of the mid-range Distributed Processing Technology, Corp. ("DPT") based products. This decline in net revenues from the DAS segment in the first half of fiscal 2001 was partially offset by strong demand for the Company's RAID controllers for entry and mid-range servers, as well as design wins with certain original equipment manufacturers ("OEMs").

    Net revenues from the SNS segment for the first half of fiscal 2001 and fiscal 2000 were derived primarily from sales of single-port and multi-port network interface cards. Net revenues from the sales of these products increased year over year primarily as a result of design wins with certain OEMs. Additionally, the increase was attributable to the first sale of the Company's one-gigabit fibre channel adapters, utilizing technology licensed from Agilent Technologies, Inc. ("Agilent"), which launched in the second quarter of fiscal 2001.

    Net revenues from the Software segment increased year over year as a result of sales of the Company's Easy CD Creator 4.0 Deluxe which launched domestically in the second quarter of fiscal 2000 and worldwide in the third quarter of fiscal 2000. Additionally, the increase was attributable to continued worldwide growth in the CD-R and CD-RW drive markets and additional design wins with personal computer ("PC") OEMs. The acquisitions of CeQuadrat GmbH ("CeQuadrat") and Wild File, Inc. ("Wild File") in the second and fourth quarters of fiscal 2000, respectively, also contributed incremental net revenues in the first half of fiscal 2001, as compared to the first half of fiscal 2000.

    GROSS MARGIN. Gross margin for the second quarter and first half of fiscal 2001 was 60.7% and 61.1%, respectively, compared to 65.9% and 65.6% for the second quarter and first half of fiscal 2000. The Company's gross margin in the first half of fiscal 2001 was adversely impacted by excess manufacturing capacity primarily related to reduced demand for the Company's board level premium DAS products as discussed above. Additionally, the Company's gross margins were impacted by proportionately higher sales of the Company's RAID products, which generally obtain lower margins than most other premium Adaptec products, and proportionately higher sales to OEMs.

    RESEARCH AND DEVELOPMENT EXPENSES. Spending for research and development was $31.0 million for the second quarter of fiscal 2001, representing an increase of 33.5% from $23.2 million for the second quarter of fiscal 2000. Spending for research and development was $61.5 million for the first half of fiscal 2001, representing an increase of 28.8% from $47.7 million for the first half of fiscal 2000. As a percentage of net revenues, research and development expenses increased to 16.7% in both the second quarter and first half of fiscal 2001, from 11.9% and 12.3% in the second quarter and first half of fiscal 2000, respectively. The increase in research and development expenses was primarily attributable to additional resources obtained through the Company's fiscal 2000 acquisitions and additional research and development efforts focused on driving the convergence of storage and networking technologies, delivering interoperable fibre channel products and building pervasive solutions that broaden the adoption of Storage Area Network Solutions ("SANS"). Additionally, the Company recorded amortization of deferred stock-based compensation of $1.3 million, related to the acquisition of Wild File, in the first half of fiscal 2001.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $45.3 million for the second quarter of fiscal 2001, representing an increase of 12.5% from $40.2 million for the second quarter of fiscal 2000. Spending for selling, marketing and administrative activities was $87.6 million for the first half of fiscal 2001, representing an increase of 10.1% from $79.6 million for the first half of fiscal 2000. As a percentage of net revenues, selling, marketing and administrative expenses increased to 24.4% and 23.8% in the second quarter and first half of fiscal 2001, respectively, from 20.7% and 20.6% in the second quarter and first half of fiscal 2000, respectively. The increase in selling, marketing and administrative expenses was primarily attributable to $5.6 million of general and administrative expenses incurred in connection with the planned Software segment spin-off during the first half of fiscal 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $19.5 million and $39.0 million for the second quarter and first half of fiscal 2001, respectively, compared to $2.3 million and $2.8 million in the second quarter and first half of fiscal 2000, respectively. Amortization of goodwill and other intangibles for the first half of fiscal 2001 resulted from the acquisitions of CeQuadrat, DPT and Wild File, and the amortization of warrant costs associated with the license agreement with Agilent. Amortization of goodwill and other intangibles for the first half of fiscal 2000 resulted from the acquisitions of CeQuadrat and Data Kinesis, Inc. only.

    INTEREST AND OTHER INCOME. The components of interest and other income were as follows:

                                              THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Interest income                                $ 7,101         $ 8,193        $ 14,741         $16,631
Gain on sale of JNI common stock..........      81,608              --          87,155              --
Gain on sale of property..................       1,316              --           8,820           3,513
Gain on warrants received.................          --          10,920              --          10,920
                                               -------         -------        --------         -------
                                               $90,025         $19,113        $110,716         $31,064
                                               =======         =======        ========         =======

    The decrease in interest income year over year was due to the lower average cash, cash equivalents and marketable securities balances resulting primarily from repurchases of the Company's common stock.

    INTEREST EXPENSE. Interest expense was $3.1 million and $6.1 million for the second quarter and first half of fiscal 2001, respectively, compared to $3.0 million and $5.9 million for the second quarter and first half of 2000, respectively. Interest expense during these periods resulted primarily from the Company's 4 3/4% Convertible Subordinated Notes.

    INCOME TAXES. Income tax provisions for interim periods are based on estimated annual income tax rates. The Company recorded an income tax provision of 42.8% and 30.9% of income before provision for income taxes for the second quarters of fiscal 2001 and fiscal 2000, respectively. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40% due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the second quarter of fiscal 2001, the reduction in the Company's effective income tax rate from the Singapore tax holiday was more than offset primarily by amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company's principal sources of liquidity consisted of $568.0 million of cash, cash equivalents and marketable securities, and an unsecured $80.0 million revolving line of credit. As of September 30, 2000, there were no borrowings outstanding under the line of credit.

    Cash, cash equivalents and marketable securities decreased 14.3% from $662.7 million as of March 31, 2000. During the first half of fiscal 2001, the Company used its liquid assets to repurchase and retire 5,000,000 shares of its common stock for $157.2 million, and to pay $19.1 million for stock repurchases on March 31, 2000. Additionally, the Company purchased $16.6 million of property and equipment during the first half of fiscal 2001. The uses of cash were offset by cash generated from operations of $60.0 million, net proceeds of $43.3 million from the sale of property and equipment and proceeds of $12.6 million from the issuance of common stock to employees through its stock option plans.

    The Company's cash, cash equivalents and marketable securities also decreased due to the sales of JNI Corporation ("JNI") common stock. During the first half of fiscal 2001, the Company sold 1,700,000 shares of JNI common stock, however, $41.1 million of the proceeds was recorded as a broker receivable in "Other current assets" in the Condensed Consolidated Balance Sheet at September 30, 2000. The decrease of $41.1 million related to the broker receivable was partially offset by an increase in the value of the Company's marketable securities of $23.3 million, primarily related to its investment in JNI common stock.

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

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000.

The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

    In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"'. EITF No. 96-13 did not address embedded settlement features which are contingent on events which are unlikely to occur. EITF No. 00-19 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer unless certain conditions are met. The adoption of EITF No. 00-19 did not have a material effect on the Company's financial position or results of operations.

CERTAIN FACTORS BEARING RISK ON FUTURE OPERATING RESULTS

    This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Results of Operations and Financial Condition includes statements relating to sales, gross margins, operating expenditures and the initial public offering and subsequent distribution of Roxio, Inc. stock, and the Notes to Condensed Consolidated Financial Statements include statements relating to the completion of an in-process technology project and the initial public offering and subsequent distribution of Roxio, Inc. stock. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, estimates, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

    Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating our business, prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

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

    - future accounting pronouncements

    - changes in accounting policies

    - the timing of acquisitions of other business products and technologies and any associated charges or earnings

    - restructuring actions or other involuntary terminations

    In addition, operating results in any particular quarter or year that do not meet the expectations of securities analysts are likely to cause volatility in the price of our common stock.

    Fiscal 2001 operating results were materially impacted by unusual charges, including the following:

    - shortage of computer components resulting in a decline in net revenues in the DAS segment

    - general and administrative expenses incurred in connection with the Software segment spin-off

    - amortization of deferred stock-based compensation expense related to the acquisition of Wild File, Inc.

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

    IF DEMAND FOR SERVERS, WORKSTATIONS OR HIGH-PERFORMANCE DESKTOPS DECLINE, OUR REVENUES FROM OUR DAS SEGMENT MAY DECLINE. Our Direct Attached Storage, or DAS, products are used primarily in enterprise-class servers, workstations and high-end desktop computer systems. Our DAS products include host bus adapters, or HBA's, Redundant Array of Independent Disks, or RAID, controllers, boards and chips that allow computers to transfer information to and from peripherals, such as hard-disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. Historically, our growth has been supported by increasing demand for systems that support:

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

    WE MAY BE UNABLE TO GENERATE ENOUGH REVENUES FROM PRODUCTS INCORPORATING TECHNOLOGY LICENSED FROM AGILENT TO OFFSET THE GUARANTEED PAYMENTS TO AGILENT, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. In
January 2000, we entered into a four-year agreement with Agilent
Technologies, Inc., or Agilent, to co-develop, market and sell fibre channel host adapters. As part of the agreement, we agreed to license Agilent's fibre channel host adapter and software driver technology and pay guaranteed minimum royalty payments of $60.0 million over the term of the agreement as follows:
$6.0 million in the first year, $12.0 million in the second year, $18.0 million in the third year and $24.0 million in the fourth year. Additionally, we issued Agilent warrants to purchase Adaptec common stock valued at $37.1 million. The cost of these warrants is being amortized over the term of the agreement. If we are unable to generate sufficient revenues to offset our commitment per the agreement and warrant amortization expenses, our results of operations could be materially adversely impacted.

    IF THERE IS A SHORTAGE OF COMPUTER COMPONENTS IN THE MARKET, OUR SALES MAY DECLINE, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. If our customers are unable to purchase certain components which are embedded into their products, then their demand for our components may decline. Beginning in the fourth quarter of fiscal 2000, we began to experience the impact of other companies' chip supply shortages, which reduced the demand for some of our DAS products. This resulted in a decline in our net revenues in the first half of fiscal 2001. This shortage, as well as other shortages, could materially adversely impact our sales and thereby our results of operations going forward.

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

    - 1394

    - USB

    OPERATING SYSTEMS:

    - Windows (including Windows 98 and Windows NT)

    - OS/2

    - Netware

    - UNIX

    - Novell

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

    - make timely introduction of new leading-edge solutions in response to competitive threats

    - compete successfully in the future against existing or potential competitors

    - provide OEMs with timely design specifications

    - prevent price competition from eroding margins

    COSTS ASSOCIATED WITH ACQUISITIONS MAY CAUSE OUR FINANCIAL CONDITION OR OPERATING RESULTS TO DECLINE, WHICH COULD BE EXACERBATED IF WE ARE UNABLE TO INTEGRATE THE ACQUIRED COMPANIES, PRODUCTS OR TECHNOLOGIES. In July 1999, we acquired CeQuadrat, in December 1999, we acquired Distributed Processing Technology, Corp., or DPT, and in March 2000, we acquired Wild File, Inc. Each of the acquisitions was accounted for using the purchase method of accounting. In January 2000, we entered into an agreement with Agilent to co-develop, market and sell fibre channel HBAs. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products, or technologies and enter into joint ventures and strategic alliances with other companies. In order to be successful in these activities, we must:

    - assimilate the operations and personnel of the combined companies

    - minimize the potential disruption of our ongoing business

    - retain key technical and managerial personnel

    - integrate the acquired company into Adaptec's strategic and financial plans

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

    WE DEPEND ON WAFER SUPPLIERS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR OPERATIONS. Independent foundries currently manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase most of our wafers through a supply agreement with Taiwan Semiconductor Manufacturing Corp., or TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

    - the availability of raw materials

    - the availability of manufacturing capacity

    - the level of contaminants in the manufacturing environment

    - impurities in the materials used

    - the performance of personnel and equipment

    While we have been satisfied with the quality, yield, and timeliness of wafer deliveries to date, we cannot assure that manufacturing problems may not occur in the future. In addition, although we have various supply agreements with our suppliers, a shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers, or to the suppliers' internal uses. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields, or timely deliveries from our foundries would delay our production and our product shipments and could have a material adverse impact on our business or operating results. We expect that our current suppliers will seek to convert their fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason our current suppliers are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. Additional wafer foundries may be unavailable, may prove to be unqualified, and may be unable to satisfy our requirements on a timely basis.

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

    WE DEPEND ON THE EFFORTS OF OUR DISTRIBUTORS, WHICH IF REDUCED, WOULD RESULT IN LOWER REVENUES AND OPERATING RESULTS. Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers, thus reducing their efforts to sell our products. A reduction in sales efforts by our current distributors could materially adversely impact our business or operating results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as they anticipate, distributors may decrease the amount of product ordered from us in subsequent quarters. In addition, if we decrease our price protection or distributor-incentive programs, our distributors may temporarily decrease the amounts of product purchased from us. This could result in a change in distributor business habits, and distributors may decide to decrease the amount of product held and reduce their inventory levels. This could reduce our revenues in any given quarter and could negatively impact our operating results. In addition, we may from time to time take actions to reduce levels of products at distributors. These actions could reduce our revenues in any given quarter and could negatively impact our operating results or revenues.

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

    CERTAIN OF OUR INTERNATIONAL OPERATIONS ARE RISKY, AND MAY NEGATIVELY AFFECT OUR OPERATIONS OR REVENUES. Our manufacturing facilities and various subcontractors it utilizes from time to time are primarily located in Asia. Additionally, we have various sales offices and customers throughout Europe, Japan, and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/ export regulations, tariffs, and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China.

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

    In May 2000, we entered into an agreement with a third party for a patent cross-license. We will pay the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000 and a fully paid-up license fee for the use of certain of the third party's patents through June 30, 2004. Additionally, we will grant the third party a license to use all of our patents for the same period. The aggregate fee to be paid by us under the cross-license agreement will range from $11.0 million to $25.0 million, depending on the outcome of an evaluation of certain patents by an independent party. Our best estimate of the aggregate fee that will be payable under the cross-license agreement is $18.0 million.

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

    OUR ANNOUNCED SPIN-OFF OF OUR SOFTWARE SEGMENT MAY BE DELAYED OR MAY NOT OCCUR. In June 2000, the Company announced its plan to spin-off the Software segment, subsequently incorporated as Roxio, Inc., or Roxio, in the form of a fully independent and separate company. The Company expects to complete an initial public offering, or IPO, of approximately 15% of Roxio's stock and distribute the remaining Roxio stock to the Company's stockholders in a tax-free distribution. The IPO will be subject to board approval and regulatory approval, and the stockholder distribution will be subject to board approval and receipt of a tax-free ruling from the IRS. In September 2000, Roxio filed a Registration Statement on Form S-1 to register the sale of approximately 15% of its outstanding stock. The S-1 has not become effective as of the date of this report on Form 10-Q. We may not be successful, or we may experience unexpected delays in completing the IPO or the stockholder distribution or both, due to market conditions or delays in obtaining the necessary approvals and IRS ruling. In addition, such delays may adversely impact Roxio's ability to attract and retain qualified employees and require us to incur additional expenses associated with the spin-off, which could have a material adverse effect on our financial condition or operating results.

    WE ENGAGE IN TRANSACTIONS INVOLVING DERIVATIVES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSITION. We engage in transactions involving derivative securities to execute repurchases of our common stock under stock repurchase programs authorized by our board of directors. Some of these transactions may obligate us to buy back shares of our common stock at prices greater than the fair market value at the time of repurchase. In the first half of fiscal 2000, we repurchased shares of our common stock at prices greater than the fair market value at the date of repurchase in accordance with four derivative contracts. Although the impact of these repurchases did not materially adversely impact our financial position, in the future our obligation could be in excess of the amounts recognized in our financial statements and could materially adversely affect our financial position.

    WE MAY BE ENGAGED IN LEGAL PROCEEDINGS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL CONDITION OR BUSINESS OPERATIONS. From time to time we are subject to litigation or claims that could negatively affect our financial condition or business operations. For instance, a class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 and that these statements violated federal securities laws. Our motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, we filed a motion to dismiss the amended complaint. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, any dispute, including this lawsuit, could cause us to incur unforeseen expenses, could occupy an inordinate amount of our management's time and attention and could negatively affect our financial condition or business operations.

    WE MAY BE SUBJECT TO A HIGHER EFFECTIVE TAX RATE THAT COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which could materially adversely impact our results of operations and financial position.

    WE MAY BE REQUIRED TO PAY ADDITIONAL FEDERAL INCOME TAXES WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION. On June 27, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in the notice and intends to contest them. Additionally, the IRS is currently auditing our federal income tax returns for fiscal 1997 through 1999, for which we have received no proposed adjustments. While we believe we have meritorious defenses to the proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could materially adversely impact our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For financial market risks related to changes in interest rates, foreign currency exchange rates and derivative securities, reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report to Stockholders for the year ended March 31, 2000.

    As of September 30, 2000, the Company had an outstanding put warrant that could obligate the Company to buy back 500,000 shares of its common stock at a strike price of $23 in December 2000. The settlement terms include physical settlement, cash settlement or net share settlement at the option of the Company. The put warrant was priced based on the market value of the Company's common stock at the date of issuance. The Company's obligation increases as the market value of its common stock declines. As of September 30, 2000, the market value of the Company's common stock was $20, which is less than the price of the warrant, representing a $1.3 million obligation as of that date.

    This represents an update to the Quantitative and Qualitative Disclosures About Market Risk contained in the Company's Annual Report to Stockholders for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Adaptec, Inc. was held on August 24, 2000, in Milpitas, California. Of the total 99,124,506 shares outstanding as of the record date, 86,959,582 shares (87.7%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                                                                       VOTES
                                                          VOTES      WITHHELD
                                                        ----------   ---------
Laurence B. Boucher...................................  85,816,064   1,143,518
Carl J. Conti.........................................  85,837,245   1,122,337
John East.............................................  85,843,799   1,115,783
Ilene H. Lang.........................................  85,800,868   1,158,714
Robert J. Loarie......................................  84,558,085   2,401,497
B. J. Moore...........................................  85,800,988   1,158,594
W. Ferrell Sanders....................................  85,806,288   1,153,294
Robert N. Stephens....................................  85,783,643   1,175,939
Phillip E. White......................................  85,788,478   1,171,104

    The stockholders approved the Company's 2000 Director Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The proposal received 59,382,470 affirmative votes, 26,528,937 negative votes, 1,039,420 abstentions, and 8,755 broker non-votes.

    The stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ended March 31, 2001. The proposal received 86,404,808 affirmative votes, 231,082 negative votes, 323,692 abstentions, and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a.) Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION
------   ------------------------------------------------------------
10.1     2000 Director Option Plan and Form of Agreement
27.1     Financial Data Schedule for the quarter ended September 30,
         2000

    (b.) Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By:               /s/ DAVID A. YOUNG                          Date: November 3, 2000
     --------------------------------------------
                    David A. Young
                  Vice President and
                Chief Financial Officer
             (principal financial officer)

By:              /s/ KENNETH B. AROLA                         Date: November 3, 2000
     --------------------------------------------
                   Kenneth B. Arola
                  Vice President and
                 Corporate Controller
            (principal accounting officer)