Form 10-Q
period 2000-12-31
ADAPTEC INC
filed 2001-01-26
CIK 709804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------    Exchange Act of 1934

For the quarterly period ended December 31, 2000 or
                               -----------------

            Transition report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934

For the transition period from ______ to _______

Commission file number 0-15071

                                  ADAPTEC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               94-2748530
-------------------------------------------------------------------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

 691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA                      95035
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (408) 945-8600
------------------------------------------------------------------------------

                                       N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

     The number of shares outstanding of the Company's common stock as of December 31, 2000 was 98,565,191.

This document consists of 33 pages, excluding exhibits, of which this is page 1.

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                  ------
Part I.  Financial Information

         Item 1.  Financial Statements:

                           Condensed Consolidated Statements of Operations                                            3

                           Condensed Consolidated Balance Sheets                                                      4

                           Condensed Consolidated Statements of Cash Flows                                            5

                           Notes To Condensed Consolidated Financial Statements                                    6-15

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                           Results of Operations                                                                  16-20

                           Liquidity and Capital Resources                                                           20

                           Recent Accounting Pronouncements                                                       20-21

                           Certain Factors Bearing Risk on Future Operating Results                               21-30

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         31


Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                                                  32

         Signatures                                                                                                  33

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                     Three Month Period Ended            Nine Month Period Ended
                                                                     ------------------------            -----------------------
                                                                  December 31,     December 31,      December 31,      December 31,
                                                                      2000             1999              2000              1999
                                                                 ------------      ------------     ------------      ------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues                                                     $    186,264      $    211,446     $     555,159      $   598,104
Cost of revenues                                                       88,987            69,529           232,327          202,583
Patent settlement fee                                                      --             9,599                --            9,599
                                                                 ------------      ------------     -------------     ------------
Gross profit                                                           97,277           132,318           322,832          385,922
                                                                 ------------      ------------     -------------     ------------
Operating expenses:
       Research and development                                        33,608            25,804            95,097           73,539
       Selling, marketing and administrative                           48,175            41,496           135,816          121,106
       Amortization of goodwill and other intangibles                  19,476             3,094            58,427            5,844
       Write-off of acquired in-process technology                         --            16,739                --           19,755
       Other charges                                                   28,211                --            28,211               --
                                                                 ------------      ------------     -------------     ------------
Total operating expenses                                              129,470            87,133           317,551          220,244
                                                                 ------------      ------------     -------------     ------------
Income (loss) from operations                                         (32,193)           45,185             5,281          165,678
Interest and other income                                              34,477             8,119           145,193           39,183
Interest expense                                                       (2,883)           (2,811)           (9,006)          (8,732)
                                                                 ------------      ------------     -------------     ------------
Income (loss) before provision for income taxes                          (599)           50,493           141,468          196,129
Provision for income taxes                                             16,294            18,825            77,274           61,757
                                                                 ------------      ------------     -------------     ------------

Net income (loss)                                                $    (16,893)     $     31,668      $     64,194      $   134,372
                                                                 ============      ============     =============     ============
Net income (loss) per share:
   Basic                                                         $      (0.17)     $       0.31      $       0.64     $       1.30
                                                                 ------------      ------------     -------------     ------------
   Diluted                                                       $      (0.17)     $       0.29      $       0.63     $       1.23
                                                                 ------------      ------------     -------------     ------------
Shares used in computing net income (loss) per share:
   Basic                                                               98,892           103,267            99,594          103,311
                                                                 ------------      ------------     -------------     ------------
   Diluted                                                             98,892           110,424           102,132          109,591
                                                                 ------------      ------------     -------------     ------------

     See accompanying notes to condensed consolidated financial statements.

                                  ADAPTEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                December 31,                       March 31,
                                                                                    2000                             2000
                                                                             ------------------               ------------------
                                                                                                (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents                                               $          214,084               $          180,519
     Marketable securities                                                              417,090                          482,172
     Accounts receivable, net                                                            83,356                           90,165
     Inventories                                                                         77,892                           68,378
     Other current assets                                                                87,770                           74,352
                                                                             ------------------               ------------------
         Total current assets                                                           880,192                          895,586
Property and equipment, net                                                             113,884                          135,222
Goodwill and other intangibles                                                          188,469                          275,108
Other long-term assets                                                                   50,120                           40,368
                                                                             ------------------               ------------------
                                                                             $        1,232,665               $        1,346,284
                                                                             ==================               ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $           31,244               $           34,009
     Accrued liabilities                                                                211,087                          193,217
                                                                             ------------------               ------------------
         Total current liabilities                                                      242,331                          227,226
                                                                             ------------------               ------------------
4 3/4% Convertible Subordinated Notes                                                   229,800                          229,800
Other long-term liabilities                                                              20,771                           14,400
Contingencies (Note 7)
Stockholders' equity:
     Common stock                                                                            99                              103
     Additional paid-in capital                                                              --                           58,535
     Deferred stock-based compensation                                                   (6,845)                          (2,444)
     Accumulated other comprehensive income                                               2,240                           51,800
     Retained earnings                                                                  744,269                          766,864
                                                                             ------------------               ------------------
         Total stockholders' equity                                                     739,763                          874,858
                                                                             ------------------               ------------------
                                                                             $        1,232,665               $        1,346,284
                                                                             ==================               ==================

     See accompanying notes to condensed consolidated financial statements.

                                  ADAPTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                              Nine Month Period Ended
                                                                                              -----------------------
                                                                                        December 31,         December 31,
                                                                                           2000                  1999
                                                                                     ----------------      ----------------
                                                                                                    (IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $         90,802      $        237,239
                                                                                     ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certain net assets in connection with acquisitions, net                               --              (186,416)
Purchases of property and equipment                                                           (23,909)               (7,253)
Net proceeds from the sale of property and equipment                                           43,273                18,518
Purchases of marketable securities                                                           (323,103)             (961,390)
Purchases of other investments                                                                   (850)               (3,372)
Sales of marketable securities                                                                329,143               630,371
Maturities of marketable securities                                                            89,128               283,174
                                                                                     ----------------      ----------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                          113,682              (226,368)
                                                                                     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                                     16,633                88,593
Net proceeds from the issuance of equity contracts                                                 --                 3,725
Repurchases of common stock                                                                  (187,552)             (244,132)
Principal payments on long-term debt                                                               --                (5,504)
                                                                                     ----------------      ----------------
NET CASH USED FOR FINANCING ACTIVITIES                                                       (170,919)             (157,318)
                                                                                     ----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           33,565              (146,447)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              180,519               317,580
                                                                                     ----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $        214,084      $        171,133
                                                                                     ================      ================

     See accompanying notes to condensed consolidated financial statements.

                                  ADAPTEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PRESENTATION

              In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. (the "Company") have been prepared on a consistent basis with the March 31, 2000 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 11, 12, 16 and 17, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. For presentation purposes, the Company has indicated its third quarter of fiscal 2001 as having ended on December 31, 2000, whereas in fact, it ended on December 29, 2000. The results of operations for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in its first quarter of fiscal 2002, and is in the process of determining the impact the adoption will have on its consolidated financial statements.

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

              In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". EITF No. 96-13 does not address embedded settlement features which are contingent on events which are unlikely to occur. EITF No. 00-19 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer unless certain conditions are met. The adoption of EITF No. 00-19 did not have a material effect on the Company's financial position or results of operations.

3.       BALANCE SHEET DETAIL

              Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

                                                                                December 31,                  March 31,
                                                                                   2000                         2000
                                                                             ----------------             ---------------
                                                                                              (IN THOUSANDS)
                  Raw materials                                              $         27,593             $        21,806
                  Work-in-process                                                      19,186                      11,685
                  Finished goods                                                       31,113                      34,887
                                                                             ----------------             ---------------
                                                                             $         77,892             $        68,378
                                                                             ================             ===============

              The components of other current assets were as follows:

                                                                                December 31,                  March 31,
                                                                                   2000                         2000
                                                                             ----------------             ---------------
                                                                                             (IN THOUSANDS)
                  Deferred income taxes                                      $         62,260             $        29,134
                  Other                                                                25,510                      45,218
                                                                             ----------------             ---------------
                                                                             $         87,770             $        74,352
                                                                             ================             ===============

              The components of accrued liabilities were as follows:

                                                                                December 31,                   March 31,
                                                                                   2000                         2000
                                                                             ----------------             ---------------
                                                                                             (IN THOUSANDS)
                  Tax related                                                $        140,442             $       100,689
                  Accrued compensation and related taxes                               24,527                      25,430
                  Acquisition related                                                  18,683                      19,097
                  Sales and marketing related                                          12,241                      13,477
                  Stock repurchase related                                                 --                      19,135
                  Other                                                                15,194                      15,389
                                                                             ----------------             ---------------
                                                                             $        211,087             $       193,217
                                                                             ================             ===============

4.       TAIWAN SEMICONDUCTOR MANUFACTURING AGREEMENT

              In the first quarter of fiscal 2001, the Company and Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") amended the Option II Agreement. In accordance with the amendment, the Company paid TSMC an additional $20.0 million in advance payments to secure guaranteed capacity for wafer fabrication through December 31, 2004. No other terms or conditions were amended.

5.       STATUS OF IN-PROCESS TECHNOLOGY PROJECT

              In December 1999, the Company purchased Distributed Processing Technology, Corp. ("DPT"), a supplier of high-performance storage solutions, including RAID controllers and storage subsystems. As part of the purchase, the Company acquired in-process technology consisting of next generation RAID controllers. The Company expects to complete the in-process technology project in the first half of fiscal 2002. The completion of the in-process technology project has been delayed by approximately six months due to the lack of availability of compatible industry components and the complexity brought on by additional uses of this technology in the Company's board level products. However, the Company still expects the costs to complete the in-process technology project will be in line with original estimates. Development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future.

6.       LINE OF CREDIT

              In March 2000, the Company obtained an unsecured $80.0 million revolving line of credit which expires in March 2001. The interest rate and commitment fee are based on a pricing matrix, which correlates with the Company's credit rating and market interest rates. Under the arrangement, the Company is required to maintain certain financial ratios among other restrictive covenants. As of December 31, 2000, the Company did not meet the requirement of the minimum fixed charge ratio covenant due to the Agilent minimum royalty fees and the Agilent asset impairment charge in the third quarter of fiscal 2001 (Note 11). This covenant requires the Company to maintain a certain ratio on the sum of operating income plus operating lease expense, divided by the sum of operating lease expense plus interest expense and capital expenditures. The Company intends to request a waiver from the lenders with respect to this covenant. No borrowings were outstanding under the line of credit as of December 31, 2000.

7.       CONTINGENCIES

              In December 1999, the Company purchased DPT and as part of the purchase agreement, $18.5 million of the purchase price was held back (the "Holdback Amount") from former DPT stockholders (the "DPT Stockholders") for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT Stockholders were incomplete or inaccurate, which resulted in loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective and the Company expects to incur additional product liability expenses. In December 2000, the Company filed a claim against the DPT Stockholders for the entire Holdback Amount. In January 2001, the DPT Stockholders notified the Company as to their objection to the Company's claim. In accordance with the purchase agreement, both the Company and the DPT Stockholders have 45 days to make a good faith attempt to resolve the claim. If no such agreement is reached, the claim will then be submitted to arbitration.

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

              On June 27, 2000, the Company received a statutory notice of deficiency from the Internal Revenue Service ("IRS") with respect to its federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax return for fiscal 1997, and the Company intends to vigorously contest the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in these statutory notices. In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a materially adverse impact on the Company's financial position or results of operations.

              The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigations and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a materially adverse impact on the Company's financial position or results of operations.

8.       STOCK REPURCHASES

              During the third quarter of fiscal 2001, the Company physically settled an equity contract whereby the Company repurchased 500,000 shares of its common stock at a strike price of approximately $23, resulting in a cash payment of $11.3 million. During the first nine months of fiscal 2001, the Company physically settled various equity contracts whereby the Company repurchased a total of 2,500,000 shares of its common stock at strike prices ranging from approximately $23 to $46, resulting in a total cash payment of $97.3 million. No equity contracts were outstanding as of December 31, 2000.

              In addition, during the first nine months of fiscal 2001, the Company repurchased and retired a total of 3,000,000 shares of its common stock under its authorized stock buy back program for $71.1 million. The repurchase transactions were recorded as reductions to common stock, additional paid-in-capital and retained earnings.

9.       STOCK PLANS

              During the third quarter of fiscal 2001, the Company's Board of Directors adopted the 2000 Nonstatutory Stock Option Plan and reserved for issuance to non-executive officer employees 8,000,000 shares of the Company's common stock.

              During the second quarter of fiscal 2001, the Company's Board of Directors amended the Employee Stock Purchase Plan to extend the offering period from six months to twenty four months, beginning in August 2000. Purchases will continue to be made every six months. In addition, the Company's stockholders approved the 2000 Director Option Plan and reserved for issuance 1,000,000 shares of the Company's common stock.

10.      STATEMENTS OF OPERATIONS

              The components of interest and other income were as follows:

                                                                     Three Month Period Ended            Nine Month Period Ended
                                                                     ------------------------            -----------------------
                                                                  December 31,     December 31,      December 31,      December 31,
                                                                      2000             1999              2000            1999
                                                                 ------------      ------------     ------------      ------------
                                                                                          (IN THOUSANDS)
         Interest income                                         $      8,946      $      8,119     $      23,687     $     24,750
         Gain on sale of JNI common stock (Note 15)                    25,531                --           112,686               --
         Gain on sale of property (Note 12)                                --                --             8,820            3,513
         Gain on warrants received                                         --                --                --           10,920
                                                                 ------------      ------------     -------------     ------------

                                                                 $     34,477      $      8,119     $     145,193     $     39,183
                                                                 ============      ============     =============     ============

11.      AGILENT AGREEMENT

              In January 2000, the Company entered into a four-year agreement with Agilent Technologies, Inc. ("Agilent") to co-develop, market and sell fibre channel host adapters. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.3 per share. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants was recorded as an intangible asset (the "Warrant Costs") and was to be amortized ratably over four years. As of December 31, 2000, the remaining balance of the Warrant Costs was $28.2 million.

              In addition, the Company licensed Agilent's fibre channel host adapter and software driver technology, and agreed to pay royalty fees to Agilent based on revenue from certain products incorporating the licensed technology. The aggregate minimum royalty fees over the term of the agreement are $60.0 million, of which $12.0 million is due and payable at the end of the second contract year in January 2002. The Company estimated that it would incur Agilent royalty fees of $2.0 million in the second contract year associated with the sale of the Company's products incorporating the licensed technology. Therefore, in the third quarter of fiscal 2001, the Company accrued for and expensed the remaining minimum royalty fees for the second contract year of $10.0 million. The accrued expense was included in "Cost of revenues" in the Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2000, and in "Other long-term liabilities" in the Condensed Consolidated Balance Sheet as of December 31, 2000.

              In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Company evaluated the recoverability of the Warrant Costs as of December 31, 2000. Based on the assessment, the Company believed that the estimated undiscounted future cash flows generated by the sale of the Company's fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover the carrying value of the Warrant Costs. The Warrant Costs were determined to have an estimated fair market value of $0. As such, the Company recorded an asset impairment charge of $28.2 million, representing the remaining balance of the Warrant Costs as of December 31, 2000. The asset impairment charge was included in "Other charges" in the Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2000.

12.      SALE OF PROPERTY

              During the second quarter of fiscal 2001, the Company sold its land and building located in Colorado with a net book value of $21.5 million, for net proceeds of $22.8 million. The sale resulted in a gain of $1.3 million and was included in "Interest and other income" in the Condensed Consolidated Statement of Operations for the nine month period ended December 31, 2000.

              During the first quarter of fiscal 2001, the Company sold its land in California with a net book value of $12.9 million, for net proceeds of $20.4 million. The sale resulted in a gain of $7.5 million and was included in "Interest and other income" in the Condensed Consolidated Statement of Operations for the nine month period ended December 31, 2000.

13.      INCOME TAXES

              Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company recorded an income tax provision of $16.3 million and $18.8 million for the third quarters of fiscal 2001 and fiscal 2000, respectively. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40% due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the third quarter and first nine months of fiscal 2001, the reduction in the Company's effective income tax rate from the Singapore tax holiday was more than offset by the effects of the Agilent asset impairment charge and the amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes.

14.      NET INCOME (LOSS) PER SHARE

              Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

                                                           Three Month Period Ended                   Three Month Period Ended
                                                               December 31, 2000                          December 31, 1999
                                                 -----------------------------------------     -------------------------------------
                                                     Loss           Shares       Per Share     Income          Shares      Per Share
                                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         BASIC NET INCOME (LOSS) PER SHARE
         Net income (loss) available to
              common stockholders                 $    (16,893)     98,892      $    (0.17)   $   31,668        103,267     $   0.31
                                                                                ==========                                  ========


         EFFECT OF DILUTIVE SECURITIES
         Employee stock options                           --            --                            --          7,157
                                                  ----------     ---------                    ----------    -----------

         DILUTED NET INCOME (LOSS) PER SHARE
         Net income (loss) available to
              common stockholders and
              assumed conversions                 $    (16,893)     98,892      $    (0.17)   $   31,668        110,424     $   0.29
                                                  ============   =========      ==========    ==========    ===========     ========

                                                            Nine Month Period Ended                    Nine Month Period Ended
                                                               December 31, 2000                          December 31, 1999
                                                 -----------------------------------------     -------------------------------------
                                                    Income          Shares       Per Share     Income          Shares      Per Share
                                                  (Numerator)    (Denominator)    Amount     (Numerator)    (Denominator)    Amount
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         BASIC NET INCOME PER SHARE
         Net income available to common
              stockholders                        $     64,194      99,594      $     0.64   $   134,372        103,311     $   1.30
                                                                                ==========                                  ========


         EFFECT OF DILUTIVE SECURITIES
         Employee stock options                             --       2,538                            --          6,280
                                                  ------------   ---------                  ------------     ----------

         DILUTED NET INCOME PER SHARE
         Net income available to common
              stockholders and assumed
              conversions                         $     64,194     102,132      $     0.63   $   134,372        109,591     $   1.23
                                                  ============   =========      ==========   ===========    ===========     ========

              Options to purchase 20,780,000 shares of common stock were outstanding for the three month period ended December 31, 2000, but were not included in the computation of diluted net loss per share because they were anti-dilutive. Additional stock options to purchase 156,000 shares of common stock were outstanding for the three month period ended December 31, 1999, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common stock.

              Additional stock options to purchase 9,771,000 and 1,438,000 shares of common stock were outstanding for the nine month periods ended December 31, 2000 and 1999, respectively, but were not included in the computation of diluted weighted average shares outstanding because the options' exercise price was greater than the average market price of the common stock.

              The conversion of 4,448,000 and 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes was not included in the computation of net income (loss) per share for the three and nine month periods ended December 31, 2000 and 1999, respectively, because it was anti-dilutive.

15.      COMPREHENSIVE INCOME (LOSS)

              The Company's comprehensive income (loss) consists of net income
         (loss) and the change in the net unrealized gain on available-for-sale securities, net of income taxes, primarily related to the Company's investment in JNI Corporation ("JNI") common stock.

              The components of comprehensive income (loss), net of income taxes, were as follows:

                                                                     Three Month Period Ended            Nine Month Period Ended
                                                                     ------------------------            -----------------------
                                                                  December 31,     December 31,      December 31,      December 31,
                                                                      2000             1999              2000            1999
                                                                 ------------      ------------     ------------      ------------
                                                                                             (IN THOUSANDS)
         Net income (loss)                                       $    (16,893)     $     31,668     $      64,194     $    134,372
         Change in net unrealized gain on available-for-sale
            securities, net of income taxes                           (11,491)           43,394           (49,560)          43,394
                                                                 ------------      ------------     -------------     ------------

                                                                 $    (28,384)     $     75,062     $      14,634     $    177,766
                                                                 ============      ============     =============     ============


              During the third quarter and first nine months of fiscal 2001, the Company sold 272,893 and 1,972,893 shares of JNI common stock and recorded a gain of $25.5 million and $112.7 million, respectively. Total proceeds from the sales during the first nine months of fiscal 2001 were $124.1 million. As of December 31, 2000, the Company did not hold any shares of JNI common stock.

              The realized gain/loss on available-for-sale securities, other than JNI common stock, was immaterial for all periods presented.

              Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gain on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation prior to the date of disposal. There can be no assurance if and when these gains will be realized.

16.      SEGMENT REPORTING

              In the third quarter of fiscal 2001, the Company evaluated its product segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and redefined its reporting segments into Direct Attached Storage ("DAS"), Desktop Solutions Group ("DSG", a new reporting segment formerly reported as a component of DAS), Storage Networking Solutions ("SNS"), Software and Other. Except for the new DSG segment which is described below, a complete description of the operating segments can be found in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

              The DSG segment designs, develops, manufactures and markets high-performance input/output ("I/O") solutions between personal computers, peripherals and storage devices. The segment is targeted at the installed base of desktops in homes worldwide, and the products are primarily sold through the retail market. The Company's current I/O solutions include Small Computer System Interface ("SCSI") technology delivered via host adapters, and the 1394/FireWire technology, a fast, configurable and easy-to-use interface solution that connects desktop computers to digital video camcorders, digital cameras, external storage devices and other 1394 peripherals with the ability to handle high-bandwidth data transfers at high speeds. In the third quarter of fiscal 2001, the Company introduced FireConnect 4300, a high-quality digital video editing kit offering the 1394/FireWire connectivity.

              Summarized financial information concerning the Company's reportable segments as of December 31, 2000 is shown in the following table. The Company does not separately identify assets or depreciation by operating segments nor are the segments evaluated under these criteria. The Company has restated its prior year's presentation for financial disclosure purposes to conform to the revised segment reporting.

                                                               Three Month Period Ended            Nine Month Period Ended
                                                               ------------------------            -----------------------
                                                            December 31,      December 31,      December 31,     December 31,
                                                                2000             1999               2000           1999
                                                           ---------------   --------------    --------------   ------------
                                                                                    (IN THOUSANDS)
         DAS:
           Net revenues                                    $       127,787   $      144,570    $      373,310   $    411,208
           Segment profit                                           14,750           57,761            41,103        162,242
         DSG:
           Net revenues                                             22,512           36,861            71,497        118,211
           Segment profit                                            3,028           13,920            14,953         43,457
         SNS:
           Net revenues                                             10,219            5,851            26,591         17,644
           Segment profit (loss)                                   (48,316)           1,770           (51,220)         4,640
         SOFTWARE:
           Net revenues                                             25,746           23,156            83,761         47,783
           Segment profit                                            1,014            3,366             7,849          2,246
         OTHER:
           Net revenues                                                 --            1,008                --          3,258
           Segment profit (loss)                                    28,925          (26,324)          128,783        (16,456)

         The following table presents the details of "Other" segment profit
         (loss):

                                                                     Three Month Period Ended            Nine Month Period Ended
                                                                     ------------------------            -----------------------
                                                                   December 31,     December 31,      December 31,     December 31,
                                                                       2000             1999              2000             1999
                                                                  --------------    -------------    --------------    -----------
                                                                                          (IN THOUSANDS)
           Patent settlement fee                                  $           --    $      (9,599)   $           --     $   (9,599)
           Unallocated corporate expenses, net                               266           (5,294)            1,140        (17,553)
           Interest and other income                                      34,477            8,119           145,193         39,183
           Interest expense                                               (2,883)          (2,811)           (9,006)        (8,732)
           Write-off of acquired in-process technology                        --          (16,739)               --        (19,755)
           General and administrative expenses relating
              to the Software segment spin-off                            (2,935)              --            (8,544)            --
                                                                  --------------    -------------    ---------------   -----------
                                                                  $       28,925    $     (26,324)   $      128,783     $  (16,456)
                                                                  ==============    =============    ==============    ===========

17.      ROXIO

              In June 2000, the Company announced its plan to spin off the Software segment in the form of a fully independent and separate company named Roxio, Inc. ("Roxio"). In the second quarter of fiscal 2001, Roxio filed a Registration Statement on Form S-1 to register the sale of approximately 15% of its outstanding common stock. In January 2001, Roxio withdrew its Registration Statement on Form S-1 due to unfavorable market conditions. Accordingly, the Company wrote off approximately $1.0 million of prepaid offering costs in the third quarter of fiscal 2001.

              In December 2000, the Company committed to issue the Company's employees, who will become employees of Roxio at the date of legal separation, options to purchase approximately 2.3 million shares of Roxio common stock with an exercise price of $4.25 per share. In accordance with APB No. 25 and FIN No. 44, $6.5 million of deferred compensation was recorded for the intrinsic value of the options on the grant date and included in "Deferred stock-based compensation" in the Condensed Consolidated Balance Sheets. The intrinsic value was based on the Company's determination of the fair value of Roxio's common stock at $7.06 per share. Since the measurement date has not been established, these stock options will therefore be subject to variable plan accounting treatment resulting in a mark-to-market adjustment to the deferred compensation in future periods. The deferred compensation is being amortized over four years, and amortization expense of $0.1 million was recorded in the third quarter of fiscal 2001.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

              The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:


                                                                     Three Month Period Ended             Nine Month Period Ended
                                                                     ------------------------             -----------------------
                                                                   December 31,    December 31,       December 31,      December 31,
                                                                      2000             1999               2000              1999
                                                                 --------------   ---------------    --------------    -------------
         Net revenues                                                   100%               100%              100%              100%
         Cost of revenues                                                48                 33                42                34
         Patent settlement fee                                           --                  5                --                 2
                                                                   --------          ---------          --------         ---------
         Gross margin                                                    52                 62                58                64
                                                                   --------          ---------          --------         ---------
         Operating expenses:
           Research and development                                      18                 12                17                12
           Selling, marketing and administrative                         26                 20                24                20
           Amortization of goodwill and other intangibles                10                  1                11                 1
           Write-off of acquired in-process technology                   --                  8                --                 3
           Other charges                                                 15                 --                 5                --
                                                                   --------          ---------          --------         ---------
         Total operating expenses                                        69                 41                57                36
                                                                   --------          ---------          --------         ---------
         Income (loss) from operations                                  (17)                21                 1                28
         Interest and other income                                       19                  4                26                 7
         Interest expense                                                (2)                (1)               (2)               (2)
                                                                   --------          ---------          --------         ---------
         Income (loss) before provision for income taxes                 --                 24                25                33
         Provision for income taxes                                       9                  9                13                11
                                                                   --------          ---------          --------         ---------
             Net income (loss)                                           (9)%               15%               12%               22%
                                                                   ==========        ==========         =========        ==========

              BUSINESS SEGMENTS. In the third quarter of fiscal 2001, the Company evaluated its product segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and redefined its reporting segments into Direct Attached Storage ("DAS"), Desktop Solutions Group ("DSG", a new reporting segment formerly reported as a component of DAS), Storage Networking Solutions ("SNS"), Software and Other. Except for the new DSG segment which is described below, a complete description of the operating segments can be found in the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 2000.

              The DSG segment designs, develops, manufactures and markets high-performance input/output ("I/O") solutions between personal computers, peripherals and storage devices. The segment is targeted at the installed base of desktops in homes worldwide, and the products are primarily sold through the retail market. The Company's current I/O solutions include Small Computer System Interface ("SCSI") technology delivered via host adapters, and the 1394/FireWire technology, a fast, configurable and easy-to-use interface solution that connects desktop computers to digital video camcorders, digital cameras, external storage devices and other 1394 peripherals with the ability to handle high-bandwidth data transfers at high speeds. In the third quarter of fiscal 2001, the Company introduced FireConnect 4300, a high-quality digital video editing kit offering the 1394/FireWire connectivity.

                  In June 2000, the Company announced its plan to spin off the Software segment in the form of a fully independent and separate company named Roxio, Inc. ("Roxio"). In the second quarter of fiscal 2001, Roxio filed a Registration Statement on Form S-1 to register the sale of approximately 15% of its outstanding common stock. In

         January 2001, Roxio withdrew its Registration Statement on Form S-1 due to unfavorable market conditions. Accordingly, the Company wrote off approximately $1.0 million of prepaid offering costs in the third quarter of fiscal 2001.

              NET REVENUES. Net revenues were $186.3 million for the third quarter of fiscal 2001, a decrease of 11.9% from net revenues of $211.4 million for the third quarter of fiscal 2000. Net revenues were $555.2 million for the first nine months of fiscal 2001, a decrease of 7.2% from net revenues of $598.1 million for the first nine months of fiscal 2000.

              Net revenues for the third quarter of fiscal 2001 were comprised of $127.8 million from the DAS segment, a decrease of 11.6% from the third quarter of fiscal 2000, $22.5 million from the DSG segment, a decrease of 38.9% from the third quarter of fiscal 2000, $10.2 million from the SNS segment, an increase of 74.7% from the third quarter of fiscal 2000, and $25.7 million from the Software segment, an increase of 11.2% from the third quarter of fiscal 2000.

              Net revenues for the first nine months of fiscal 2001 were comprised of $373.3 million from the DAS segment, a decrease of 9.2% from the first nine months of fiscal 2000, $71.5 million from the DSG segment, a decrease of 39.5% from the first nine months of fiscal 2000, $26.6 million from the SNS segment, an increase of 50.7% from the first nine months of fiscal 2000, and $83.8 million from the Software segment, an increase of 75.3% from the first nine months of fiscal 2000.

              Net revenues from the DAS segment decreased period over period, primarily due to a lack of Intel microprocessors and motherboards in the distribution channel which adversely impacted some server production in the first half of fiscal 2001. The constraint in the supply of server motherboards began to ease in the third quarter of fiscal 2001. Intel underestimated microprocessor demand as they transitioned their production from 0.25 micron technology to 0.18 micron technology and they experienced problems with their 840 memory controller hub, a critical component to motherboards. Because demand for the Company's board level DAS products are dependent on server production, the Company's net revenues declined in the first nine months of fiscal 2001. Additionally, net revenues from the DAS segment in the first nine months of fiscal 2001 were adversely impacted by defective QLogic Corporation I/O silicon in one of the Company's mid-range redundant array of independent disks ("RAID") product offerings. These defects necessitated a recall of a limited number of the mid-range Distributed Processing Technology, Corp. ("DPT") based products. Finally, the industry-wide economic slowdown which began during the third quarter of fiscal 2001 resulted in slower-than-anticipated seasonal sales in the DAS segment.

              The decline in net revenues from the DAS segment in the first nine months of fiscal 2001 was partially offset by the continued strong demand for the Company's Ultra 160 SCSI RAID controllers for entry and mid-range servers, as well as design wins with certain original equipment manufacturers ("OEMs"). In the first quarter of fiscal 2001, the Company also introduced a new initiative called "RAID Everywhere", aimed at driving RAID technology into the PC-server marketplace by leveraging the Company's channel strengths, global support infrastructure and ability to make complex technologies easy to use.

              Net revenues from the DSG segment decreased period over period, primarily due to the continued decline in demand for SCSI-based desktop solutions brought about by penetration of products incorporating the less-expensive Ultra-DMA technology. However, the decline in net revenues was partially offset by the introduction of the Company's FireConnect 4300 video editing kits in the third quarter of fiscal 2001.

             Net revenues from the SNS segment were derived from sales of products and solutions for Storage Area Networks ("SAN"). Net revenues increased period over period primarily as a result of continued growth in the sales of single-port and multi-port network interface cards and design wins with certain OEMs. Additionally, the increase was attributable to the Company's one-gigabit fibre channel adapters, utilizing technology licensed from Agilent Technologies, Inc. ("Agilent"), which launched in the second quarter of fiscal 2001.

              Net revenues from the Software segment increased period over period, primarily as a result of sales of the Company's Easy CD Creator
         4.0 Deluxe which launched domestically in the second quarter of fiscal 2000 and worldwide in the third quarter of fiscal 2000. The increase was also attributable to continued worldwide growth in the CD-R and CD-RW drive markets and additional design wins with personal computer ("PC") OEMs. The acquisition of Wild File, Inc. ("Wild File"), a supplier of continuous backup and system recovery software, in the fourth quarter of fiscal 2000 also contributed incremental net revenues in the first nine months of fiscal 2001, as compared to the first nine months of fiscal 2000.

              GROSS MARGIN. Gross margin for the third quarter and first nine months of fiscal 2001 was 52.2% and 58.2%, respectively, compared to 62.6% and 64.5% for the third quarter and first nine months of fiscal 2000. The Company's gross margin in the first nine months of fiscal 2001 was adversely impacted by the Agilent minimum royalty fees of $10.0 million, which was included in cost of revenues in the third quarter of fiscal 2001. In addition, the gross margin was adversely impacted by excess manufacturing capacity due to lower production volumes. The lower production volumes were primarily related to reduced demand for the Company's board level premium DAS products stemming from the lack of Intel microprocessors and motherboards in the distribution channel discussed above. The Company's gross margin was also impacted by proportionately higher sales of the Company's RAID products which generally obtain lower margin percentages than other Adaptec products, and also by proportionately higher sales to OEMs which generally carry lower margin percentages. Finally, in the third quarter of fiscal 2001, the Company's gross margin was adversely impacted by excess inventory charges of $1.5 million due to cancellation of orders from a customer as a result of a decline in their product forecast.

              RESEARCH AND DEVELOPMENT EXPENSES. Spending for research and development was $33.6 million for the third quarter of fiscal 2001, an increase of 30.2% from $25.8 million for the third quarter of fiscal 2000. Spending for research and development was $95.1 million for the first nine months of fiscal 2001, an increase of 29.3% from $73.5 million for the first nine months of fiscal 2000. As a percentage of net revenues, research and development expenses increased to 18.0% and 17.1% in the third quarter and first nine months of fiscal 2001, respectively, from 12.2% and 12.3% in the third quarter and first nine months of fiscal 2000, respectively. The increase in research and development expenses was primarily attributable to additional resources obtained through the Company's fiscal 2000 acquisitions, and additional research and development efforts focused on driving the convergence of storage and networking, delivering interoperable fibre channel products and building pervasive solutions that broaden the adoption of SAN. Additionally, the Company recorded amortization of deferred stock-based compensation of $1.9 million related to the acquisition of Wild File in the first nine months of fiscal 2001.

              SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $48.2 million for the third quarter of fiscal 2001, an increase of 16.1% from $41.5 million for the third quarter of fiscal 2000. Spending for selling, marketing and administrative activities was $135.8 million for the first nine months of fiscal 2001, and increase of 12.1% from $121.1 million for the first nine months of fiscal 2000. As a percentage of net revenues, selling, marketing and administrative expenses increased to 25.9% and 24.5% in the third quarter and first nine months of fiscal 2001, respectively, from 19.6% and 20.2% in the third quarter and first nine months of fiscal 2000, respectively. The increase in selling, marketing and administrative expenses was primarily attributable to $8.5 million of expenses incurred in connection with the planned Software segment spin-off during the first nine months of fiscal 2001.

              AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $19.5 million and $58.4 million for the third quarter and first nine months of fiscal 2001, respectively, compared to $3.1 million and $5.8 million in the third quarter and first nine months of fiscal 2000, respectively. Amortization of goodwill and other intangibles for the first nine months of fiscal 2001 resulted from the acquisitions of CeQuadrat GmbH ("CeQuadrat"), DPT and Wild File, as well as the amortization of warrant costs associated with the license agreement with Agilent. Amortization of goodwill and other intangibles for the first nine months of fiscal 2000 resulted from the acquisitions of Data Kinesis, Inc., CeQuadrat and DPT only.

              OTHER CHARGES. In January 2000, the Company entered into a four-year agreement with Agilent to co-develop, market and sell fibre channel host adapters. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.3 per share. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants was recorded as an intangible asset (the "Warrant Costs") and was to be amortized ratably over four years. As of December 31, 2000, the remaining balance of the Warrant Costs was $28.2 million. The Company evaluated the recoverability of the Warrants Costs as of December 31, 2000, and based on the assessment, the Company believed that the estimated undiscounted future cash flows generated by the sale of the Company's fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover the carrying value of the Warrant Costs. The Warrant Costs were determined to have an estimated fair market value of $0. As such, the Company recorded an asset impairment charge of $28.2 million, representing the remaining balance of the Warrant Costs as of December 31, 2000.

              INTEREST AND OTHER INCOME. The components of interest and other income were as follows:

                                                                     Three Month Period Ended          Nine Month Period Ended
                                                                     ------------------------          -----------------------
                                                                  December 31,     December 31,      December 31,      December 31,
                                                                      2000             1999              2000            1999
                                                                 ------------      ------------     ------------      ------------
                                                                                          (IN THOUSANDS)
         Interest income                                         $      8,946      $      8,119     $      23,687     $     24,750
         Gain on sale of JNI common stock                              25,531                --           112,686               --
         Gain on sale of property                                          --                --             8,820            3,513
         Gain on warrants received                                         --                --                --           10,920
                                                                 ------------      ------------     -------------     ------------

                                                                 $     34,477      $      8,119     $     145,193     $     39,183
                                                                 ============      ============     =============     ============

             INTEREST EXPENSE. Interest expense was $2.9 million and $9.0 million for the third quarter and first nine months of fiscal 2001, respectively, compared to $2.8 million and $8.7 million for the third quarter and first nine months of fiscal 2000, respectively. Interest expense during these periods resulted primarily from the Company's 4 3/4% Convertible Subordinated Notes.

              INCOME TAXES. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company recorded an income tax provision of $16.3 million and $18.8 million for the third quarters of fiscal 2001 and fiscal 2000, respectively. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40% due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the third quarter and first nine months of fiscal 2001, the reduction in the Company's effective income tax rate from the Singapore tax holiday was more than offset by the effects of Agilent asset impairment charge and the amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

              As of December 31, 2000, the Company's principal sources of liquidity consisted of $631.2 million of cash, cash equivalents and marketable securities, and an unsecured $80.0 million revolving line of credit. As of December 31, 2000, there were no borrowings outstanding under the line of credit.

              Cash, cash equivalents and marketable securities decreased 4.8% from $662.7 million as of March 31, 2000. During the first nine months of fiscal 2001, the Company used its liquid assets to repurchase and retire 5,500,000 shares of its common stock, purchase property and equipment, and invest in marketable securities. The uses of cash were offset by cash generated from operations, net proceeds from the sale of property, proceeds from the issuance of common stock to employees through its stock option plans, and the net proceeds from the sale of JNI common stock and other marketable securities in excess of the unrealized gain as of March 31, 2000.

              Operating cash was generated primarily from the Company's net income, adjusted for non-cash items including the gain on the sale of property and JNI common stock, depreciation and amortization expense, write-off of the Warrant Costs and other changes in net assets and liabilities.

              The Company believes that its existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support its operations over the next twelve months.

         RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this statement in its first quarter of fiscal 2002, and is in the process of determining the impact that adoption will have on its consolidated financial statements.

              In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or

         January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

              In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". EITF No. 96-13 did not address embedded settlement features which are contingent on events which are unlikely to occur. EITF No. 00-19 addresses embedded settlement features and states that contracts which could require cash payment cannot be accounted for as equity of the issuer unless certain conditions are met. The adoption of EITF No. 00-19 did not have a material effect on the Company's financial position or results of operations.

         CERTAIN FACTORS BEARING RISK ON FUTURE OPERATING RESULTS

              This report contains forward-looking statements that involve risks and uncertainties. For example, Management's Discussion and Analysis of Financial Condition and Results of Operations includes statements relating to the Company's principal financial sources of liquidity, and the Notes to Condensed Consolidated Financial Statements include statements relating to the completion of an in-process technology project. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

         Fiscal 2001 operating results were materially impacted by unusual charges, including the following:

          - accrued minimum royalty fees to Agilent Technologies, Inc., or Agilent, included in cost of revenues

          - general and administrative expenses incurred in connection with the Software segment spin-off

          -    amortization of deferred stock-based compensation expense

          -    asset impairment charge

         Fiscal 2000 operating results were materially impacted by unusual charges, including the following:

          - accrued minimum royalty fees to Agilent included in cost of revenues

          - write-off of estimated license fees attributable to a patent settlement agreement

          -    write-off of acquired in-process technology

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

              IF DEMAND FOR SERVERS, WORKSTATIONS OR HIGH-PERFORMANCE DESKTOPS DECLINE, OUR REVENUES FROM OUR DAS OR DSG SEGMENTS MAY DECLINE. Our Direct Attached Storage, or DAS, products are used primarily in enterprise-class server market, and our Desktop Solutions Group, or DSG, products are used primarily in personal desktop computer systems. Our DAS products include host bus adapters, or HBA's, Redundant Array of Independent Disks, or RAID, controllers, boards and chips that allow servers and workstations to transfer information to and from peripherals, such as hard-disk drives, scanners, CD-ROMs, CD-Rs, CD-RWs, DVD-ROMs, and Zip and Jaz drives among many other devices. Our DSG products include Small Computer System Interface, or SCSI, based desktop solutions and 1394/FireWire adapters that enable high-speed data storage access on Window and Mac-based notebook and desktop computers. Historically, our growth has been supported by increasing demand for systems that support:

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

              WE MAY BE UNABLE TO GENERATE ENOUGH REVENUES FROM PRODUCTS INCORPORATING TECHNOLOGY LICENSED FROM AGILENT TO OFFSET THE MINIMUM ROYALTY FEES PAYABLE TO AGILENT, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. In January 2000, we entered into a four-year agreement with Agilent to co-develop, market and sell fibre channel host adapters. As part of the agreement, we agreed to license Agilent's fibre channel host adapter and software driver technology and pay minimum royalty fees of $60.0 million over the term of the agreement as follows: $6.0 million in the first year, $12.0 million in the second year, $18.0 million in the third year and $24.0 million in the fourth year. During the third quarter of fiscal 2001, the Company estimated that it would incur royalty fees of $2.0 million in the second contract year associated with the sale of the Company's products incorporating the licensed technology. Therefore, the Company accrued for and expensed the remaining minimum royalty fees for the second contract year of $10.0 million in the third quarter of fiscal 2001. If we are unable to generate sufficient revenues to offset our commitment per the agreement in the future contract years, our results of operations could be materially adversely impacted.

              IF THE CARRYING VALUE OF OUR LONG-LIVED ASSETS ARE NOT RECOVERABLE, IMPAIRMENT LOSS MUST BE RECOGNIZED WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Frequently, certain events or changes in circumstances would mandate us to assess the recoverability of the carrying amount of our long-lived assets, such as goodwill and other intangibles and property and equipment. For example, we evaluated the Agilent warrant costs in the third quarter of fiscal 2001 and determined that the future undiscounted cash flows were insufficient to recover the carrying value of the warrant costs. The result of the assessment indicated that the warrant costs were determined to have an estimated fair market value of $0. As such, we wrote off the remaining balance of the warrant costs. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur additional impairment charges which could materially adversely impact our results of operations and financial position.

              IF THERE IS A SHORTAGE OF COMPUTER COMPONENTS IN THE MARKET, OUR SALES MAY DECLINE, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. If our customers are unable to purchase certain components which are embedded into their products, then their demand for our components may decline. Beginning in the fourth quarter of fiscal 2000, we began to experience the impact of other companies' chip supply shortages, which reduced the demand for some of our DAS products. This resulted in a decline in our net revenues in the first nine months of fiscal 2001. This shortage, as well as other shortages, could materially adversely impact our sales and thereby our results of operations going forward.

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

          -    1394/FireWire

          -    Universal Serial Bus (or USB)

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

              IF WE ARE UNABLE TO COMPETE EFFECTIVELY OUR REVENUES AND OUR STOCK PRICE MAY DECLINE. The markets for all of our products are intensely competitive and are characterized by the following:

         -    rapid technological advances

         -    frequent new product introductions

         -    evolving industry standards

         -    price erosion

              In the DAS and Storage Networking Solutions, or SNS, segments, we compete with LSI Logic Corporation, QLogic Corporation, American Megatrends, Inc., Mylex Corporation (a subsidiary of IBM) and other captive manufacturers and suppliers. Our principal competitors in the DSG and Software segment range from small operations to large consumer companies. As we have continued to broaden our bandwidth management product offerings into the server, and workstation and desktop environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. Some of these companies have greater technical, marketing, manufacturing, and financial resources than we do. We cannot assure that we will have sufficient resources to accomplish any of the following:

         -    meet growing product demand

         - make timely introduction of new leading-edge solutions in response to competitive threats

         - compete successfully in the future against existing or potential competitors

         -    provide OEMs with timely design specifications

         -    prevent price competition from eroding margins

              COSTS ASSOCIATED WITH ACQUISITIONS MAY CAUSE OUR FINANCIAL POSITION OR OPERATING RESULTS TO DECLINE, WHICH COULD BE EXACERBATED IF WE ARE UNABLE TO INTEGRATE THE ACQUIRED COMPANIES, PRODUCTS OR TECHNOLOGIES. During fiscal 2000, we acquired CeQuadrat GmbH, or CeQuadrat, Distributed Processing Technology, Corp., or DPT, and Wild File, Inc., or Wild File. Each of the acquisitions was accounted for using the purchase method of accounting. In January 2000, we entered into an agreement with Agilent to co-develop, market and sell fibre channel HBAs. In October 2000, we entered into an agreement with Brocade Communications Systems to deliver, market and support multi-vendor Storage Area Networks, or SAN, solutions. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products, or technologies and enter into joint ventures and strategic alliances with other companies. In order to be successful in these activities, we must:

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

              We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments, or joint ventures. These transactions may materially adversely affect our business, financial position or operating results.

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

              WE MAY ENCOUNTER NATURAL DISASTERS, WHICH MAY NEGATIVELY AFFECT OUR OPERATIONS AND OUR FINANCIAL POSITION. Our corporate headquarters in California are located near major earthquake faults. Any damage to our information systems caused as a result of an earthquake, fire or any other natural disasters could have a material impact on our business, financial position and results of operations. Additionally, our primary wafer supplier is located in Taiwan, which has experienced significant earthquakes. A severe earthquake could interrupt our manufacturing process and could materially adversely impact our business, financial position or results of operations.

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

              WE MAY BE ENGAGED IN LEGAL PROCEEDINGS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL POSITION OR BUSINESS OPERATIONS. From time to time we are subject to litigation or claims that could negatively affect our financial position or business operations. For instance, a class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 and that these statements violated federal securities laws. Our motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, we filed a motion to dismiss the amended complaint. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, any dispute, including this lawsuit, could cause us to incur unforeseen expenses, could occupy an inordinate amount of our management's time and attention and could negatively affect our financial position or business operations.

              IF WE REPATRIATE CASH FROM OUR FOREIGN SUBSIDIARIES, WE WILL INCUR ADDITIONAL INCOME TAXES WHICH COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Our cash and cash equivalent positions are held principally by our subsidiary in Singapore. If the need arises whereby we need additional cash to acquire assets or technology, or to support our operations in the United States, it may require us to repatriate some of our cash from Singapore to the United States. We will incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position.

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

              WE MAY BE REQUIRED TO PAY ADDITIONAL FEDERAL INCOME TAXES WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL POSITION. On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997, and we intend to vigorously contest the asserted deficiencies. We believe we have meritorious defenses against all deficiencies asserted in these statutory notices. In addition, the IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. While we believe we have meritorious defenses to the proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could materially adversely impact our results of operations and financial position.

              THE DELAY IN THE SPIN-OFF OF OUR SOFTWARE SEGMENT COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. In June 2000, we announced our plan to spin off the Software segment in the form of a fully independent and separate company named Roxio, Inc., or Roxio. In the second quarter of fiscal 2001, Roxio filed a Registration Statement on Form S-1 to register the sale of approximately 15% of its outstanding common stock. In January 2001, Roxio withdrew its Registration Statement on Form S-1 due to unfavorable market conditions, however, we intend to complete the spin-off at a later date. In addition, we committed to issue our employees, who will later become employees of Roxio at the date of legal separation, options to purchase shares of Roxio common stock. Since the measurement date has not been established, these stock options will therefore be subject to variable plan accounting treatment resulting in a mark-to-market adjustment to the deferred compensation in future periods. We may not be successful in completing the spin-off, due to prolonged market conditions or delays in obtaining the necessary approvals. This will adversely impact Roxio's ability to attract and retain qualified employees and require us to incur additional expenses associated with the spin-off, which could have a material adverse effect on our financial position or operating results.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                For financial market risks related to changes in interest rates, foreign currency exchange rates and derivative securities, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report to Stockholders for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

           ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits:

         Exhibit
         Number                          Description
         ------                          -----------
         10.1                            Adaptec, Inc. 1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000)
         10.2                            Adaptec, Inc. 2000 Nonstatutory Stock Option Plan and Form
                                         of Stock Option Agreement (incorporated by reference to
                                         Exhibit 10.1 on Form 8-K filed on December 22, 2000)


(b.)     Reports on Form 8-K:

                  On December 22, 2000, the Company filed with the Securities and Exchange Commission a current Report on Form 8-K, dated December 22, 2000, to report under Item 5 the adoption of the Company's 2000 Nonstatutory Stock Option Plan and the reservation for issuance 8,000,000 shares of the Company's common stock.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           ADAPTEC, INC.

           By: /s/ DAVID A. YOUNG                       Date: January 26, 2001
               ----------------------
                David A. Young
                Vice President and
                Chief Financial Officer
                (principal financial officer)

           By: /s/ KENNETH B. AROLA                     Date: January 26, 2001
               ----------------------
                Kenneth B. Arola
                Vice President and
                Corporate Controller
                (principal accounting officer)