Form 10-K
period 2001-03-31
ADAPTEC INC
filed 2001-06-26
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2001

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

Common Stock, $.001 Par Value

Common Share Purchase Rights
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /  No /x/

   Based on the closing sale price of the Common Stock on the Nasdaq National Market on June 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $866,804,314. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 99,099,306 at June 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 23, 2001.

FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. This Annual Report on Form 10-K includes forward-looking statements regarding the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

    Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Certain Factors Bearing Risks on Future Operating Results" section and elsewhere in this document. In evaluating our business, prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

    References made in this Annual Report on Form 10-K to "Adaptec," the "Company," the "Registrant," "we," "our" or "us" refer to Adaptec, Inc. and its wholly-owned subsidiaries.

Overview

    We were incorporated in 1981 in California and went public on the Nasdaq Stock Market in 1986. In March 1998, we were reincorporated in Delaware. We provide intelligent storage access solutions that reliably move, manage and protect critical data and digital content. Our storage solutions are found in high-performance networks, servers, workstations and desktops from the world's leading manufacturers, and are sold through original equipment manufacturers, or OEMs, and distribution channels to Internet service providers, large enterprises, medium and small businesses and consumers. We are an S&P SmallCap 600 Index member.

    We currently operate in three principal segments: Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, and Storage Networking Group, or SNG. As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., in the form of a fully independent and separate company in May 2001. Unless otherwise indicated, the discussion in this Annual Report on Form 10-K relates to our continuing operations.

    In response to the continuing economic slowdown, we implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Annual Report on Form 10-K for further discussion on the restructuring plan.

Business Segments

    During fiscal 2001, we evaluated our product segments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information." We concluded that our reportable segments are SSG, DSG, SNG and Other. Our SSG segment, formerly our Direct Attached Storage Group, or DAS, provides data movement and data protection solutions with a focus on redundant array of independent disks, or RAID, solutions, small computer system interface, or SCSI, technologies and external storage solutions that bring these technologies to networked storage applications. Our DSG segment, formerly a component of DAS, was established to create greater focus in the growing market of high-speed Input/Output, or I/O, connectivity solutions. Our SNG segment, formerly our Storage Networking Solutions Group, or SNS, focuses on bringing storage fabric solutions to the storage area network, or SAN, network interface card, or NIC, and network attached storage, or NAS, marketplaces.

    Our SSG segment develops, manufactures and markets data movement and protection solutions used by Intel and Unix-based servers. Driven by market needs for capacity and data protection, the SCSI interface supports server requirements for both high-performance hard disk drives and easy-to-use external connections generally used for tape back-up devices. We pioneered SCSI technology, which connects the central processing unit, or CPU, to internal and external peripherals, including storage devices. SCSI provides high speed data transfer rate commercially available for disk drives and is highly effective in eliminating I/O bottlenecks in high-traffic server environments.

    When combined with RAID software and hardware, SCSI is the leading method of combining multiple hard drives to collectively act as a single storage system. Disk drives tend to have a high incidence of failure in high-performance server architectures, and RAID technology reduces a server's dependence on the reliability of a single disk drive. Our SSG segment also applies our RAID technology to disk drive interfaces other than SCSI in order to offer our RAID software and hardware across server segments ranging from low- to high-end. In addition, our SSG segment introduced RAID products in the past year based on the low-cost advanced technology architecture, or ATA, interface and the higher-end fibre channel interface. While ATA has limitations in terms of scalability, we believe this will be an important segment of the market as cost pressures drive users towards lower priced solutions.

    Our DSG segment develops, manufactures and markets high-performance I/O connectivity solutions to connect personal computers, or PCs, with storage devices. The segment targets the PC installed base of desktops in homes and businesses worldwide. Our current I/O products include host bus adapters and solutions based on FireWire/1394 and SCSI technologies. FireWire/1394 technology is a fast, configurable and easy-to-use interface solution that connects desktop computers to digital video camcorders, digital cameras, external storage devices and other 1394 peripherals with the ability to handle high-bandwidth data transfers at high speed. In addition, we launched our first host bus adapters based on universal serial bus, or USB, 2.0 technology in the first quarter of fiscal 2002. USB 2.0 is the next generation desktop I/O standard, representing a large market opportunity for connectivity solutions.

    Our SNG segment develops, manufactures and markets storage fabric solutions for the SAN, NIC and NAS marketplaces. The segment focuses on bringing new levels of functionality and interoperability with solutions including fast ethernet cards, fibre channel, Internet protocol, or IP, storage and, in the future, infiniband. Customers' needs for storage are changing in response to the growth of data driven by market needs. In response to demand for lower cost data management, increased data availability, higher performance and simplified storage scalability, multiple storage fabric architectures are emerging, where storage devices are connected directly into a network-like fabric.

    Our Other segment includes unallocated corporate related revenues and expenses, such as patent settlement fee, write-off of acquired in-process technology, restructuring charges, other charges, interest and other income, interest expense and the gain on the sale of Peripheral Technology Solutions, or PTS. Additionally, our Other segment includes revenues and expenses related to business lines divested in fiscal 1999, including external storage, satellite networking and fibre channel. Although these business lines were divested, we continue to hold a minority interest in Chaparral Network Storage, Inc., or Chaparral, and BroadLogic, Inc., or BroadLogic, the companies which acquired the external storage and satellite networking business lines, respectively.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to Texas Instruments, Inc., or TI, and STMicroelectronics, Inc., or ST, respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits for use in mass storage devices and other peripherals.

    See "Note 19. Segment, Geographic and Significant Customer Information" of the Notes to Consolidated Financial Statements for further discussion on our operating segments.

Roxio Spin-Off

    On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, and declared a dividend of the shares of Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the outstanding warrants held by Agilent Technologies, Inc., or Agilent, to purchase shares of our common stock (see "Note 16. Agilent Agreement" of the Notes to Consolidated Financial Statements for further discussion of the warrants). The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. Our historical consolidated financial statements have been restated to reflect Roxio as discontinued operations for all periods presented.

    Roxio is a provider of digital media software solutions that enable individuals to create, manage and move audio, music, photos, video and data onto recordable compact discs, or CDs. Roxio also provides system protection applications that allow users to protect against viruses, system crashes and data losses by allowing their computers to revert to an earlier point in time. Its principal products are the Easy CD Creator, the Toast family of CD recording software and the GoBack system recovery software. The CD recordable software offerings are available as stand-alone products, and are also shipped embedded or bundled with CD recordable drives in the desktop market.

    The primary goals of the separation were to create greater value for our stockholders and allow us and Roxio to pursue our growth and strategic objectives: we concentrate on improving access to and protection of information stored on servers, networks and desktops, while Roxio focuses on digital media. The spin-off will enable Roxio to have its own sales forces and other employees focused specifically on the software business and related opportunities. It gives Roxio greater ability to modify its business process and organization to better fit the needs of its business, customers and employees. In addition, Roxio's ability to attract and retain qualified personnel will be enhanced through its own incentive compensation programs that are tied to the market performance of its common stock and linked to the performance of its business. Finally, as a separate company, Roxio will have direct access to the capital markets to fund operations and acquire businesses, key products and technologies.

Products

    We compete largely on the basis of four competencies: time to market on technology transitions; software value-add; brand equity; and innovative application specific integrated circuits, or ASIC, technologies. Time to market refers to the need to lead industry transitions, such as Ultra320 SCSI. We strive to lead the storage market in technology transitions as a way to generate OEM design wins. Software value-add includes software drivers, BIOS integration, graphical user interfaces, RAID firmware, protocol stacks and compatibility testing that offer value to OEM customers and reduce support costs for distribution partners. Our brand equity conveys value to customers seeking pre-tested compatibility and the direct benefit of a worldwide support organization. We also decide on a product by product basis how to best invest in developing new ASICs that will create competitive advantage. We introduced the leading ASICs for the SCSI market, for example, but have also worked with ASIC partners to meet technology transitions and leverage our brand and distribution channel.

SSG

    Our SSG products primarily include RAID and SCSI solutions that move, manage and protect critical information intelligently, providing enhanced data performance and security in the server marketplace.

    Our RAID controllers provide performance and functionality, incorporate 64-bit and 32-bit peripheral component interconnect, or PCI, technology and offer software functionality to make RAID creation and manipulation fast, simple and reliable. Our portfolio of RAID products spans a broad range of disk drive interfaces, including Ultra160 SCSI, ATA and fibre channel. Our SSG segment deploys its own SCSI controllers for SCSI-based RAID controllers, providing our customers with cost-effective solutions. All of our RAID controllers are managed using Storage Manager Pro™, our unifying configuration and management tool. Storage Manager Pro™ allows integrators to learn one simple tool, thereby reducing training and support costs.

    The Ultra160 SCSI RAID controllers, which feature our Ultra160 SCSI ASICs, provide industry-standard disk data transfer rates of 160 megabytes per second per channel, offering increased data protection and availability for environments requiring high-speed throughput, scalability and reliability. The Ultra160 SCSI RAID controllers are designed for both conventional and rack-mount servers and support all major server operating systems, including Windows, WindowsNT, Linux, NetWare and Unix.

    We recently introduced ATA RAID controllers, which allow customers to take advantage of low-cost ATA hard disk drives. While ATA drives have limited scalability, they are particularly appealing to the cost-sensitive, entry-level server market where two or three drives may be sufficient for customers' needs.

    Our SCSI products, which incorporate our proprietary single-chip reduced instruction set computer, or RISC, architectures and ASIC development tools, provide customers with the latest high-speed PCI and SCSI technology that can be applied to servers. Our SCSI ASICs can be applied to server motherboard solutions, RAID on motherboard, or ROMB, solutions, zero-channel RAID solutions, SCSI host bus adapters, RAID host bus adapters and external RAID solutions to manage all I/O processing activity, thereby freeing the CPU to perform other operations. In addition, we have developed BIOS-based RAID solutions that offer low-cost mirroring RAID functionality that can be upgraded to our higher-functionality RAID products. To expand further the market for our products, we continue to develop and market I/O solutions that meet specific OEM requirements and offer turnkey kits for our distributor channels.

    We have undertaken numerous initiatives to increase the accessibility, ease of use, and versatility of the SCSI standard. Advanced SCSI programming interface, or ASPI, an industry standard developed by us, enables users to integrate high-performance SCSI peripherals with computers using popular operating systems, such as Windows (including Windows 2000 and Windows NT), NetWare, OS/2, Unix, Novell and Linux. In addition, we have strategic relationships with leading operating system vendors in joint development projects to embed our software within their operating systems.

    Our Ultra160 SCSI solutions are designed for high traffic environments that can benefit from added speed and bandwidth. They are used in entry-level to high-end servers, offering different levels of performance and scalability for most hard disk drive configurations. As databases expand, information access requires more time. Using a 64-bit PCI interface, the Ultra160 SCSI solutions support transfer rates of up to 160 megabytes per second. Their ability to negotiate transfer rates and provide a guaranteed connection can help maintain a high level of drive availability. In addition, the Ultra160 SCSI solutions fully support all legacy SCSI devices.

DSG

    Our DSG segment brings complex I/O technology solutions to the desktop market, making them simple, accessible and affordable for consumers and business professionals. We offer FireWire/1394 solutions which support desktop connectivity with next-generation peripherals such as camcorders and digital video cameras that feature FireWire. The emergence of digital video and multimedia applications has created the need to move large amounts of data between peripherals and PCs. FireWire/1394 technology offers a versatile, high-speed, low-cost method of interconnecting a variety of PC peripherals and consumer electronic devices. Our FireWire/1394 host bus adapters can handle high-bandwidth data transfer rates of up to 400 megabits per second and can connect up to 62 external devices. In addition, our FireWire/1394 solutions feature MGI VideoWave 4 SE consumer digital video editing software, which offers editing and special effects tools that capture, edit, produce and share video content. DVpics, our newest consumer video editing solution, is designed for editing digital camcorder home movies directly on PCs.

    In addition, our product offerings in the DSG segment include the family of SCSI host bus adapters for PCs, Macintosh and portables that brings high-speed connectivity to the desktop, enabling users to quickly move and manage high volumes of data to and from internal and external storage devices.

SNG

    Our SNG segment is focused on driving the convergence of storage and networking, delivering high performance NIC and fibre channel solutions and building pervasive SCSI over IP solutions. At the core of our storage networking portfolio are products and solutions geared to SANs, which enable users to efficiently share, access and consolidate storage resources.

    Our family of single-port and multi-port NICs maximizes the performance of PCI servers operating on fast ethernet and ethernet networks. They are designed to increase bandwidth, reliability and network availability. For applications requiring maximum throughput, such as graphics, multimedia and databases, NICs increase the performance of both 64-bit and 32-bit servers that provide critical local and wide area network solutions. Our DuraLAN technology maximizes throughput by providing a fast ethernet to PCI connection for LAN-based servers.

    In January 2000, we announced a partnership with Agilent to co-develop, market and sell fibre channel host bus adapters for worldwide OEMs and resellers. These one-gigabit and two-gigabit host bus adapters feature Agilent's Tachyon chips and allow servers to utilize fibre channel to communicate with storage devices such as tape drives, RAID arrays and storage clusters. Fibre channel technology provides the long-distance connectivity and the high-bandwidth needed to efficiently move large data files between a server and storage. It is well-suited for SANs, computer clusters and other data intensive computing configurations. Our one-gigabit fibre channel adapters, which were launched in the second quarter of fiscal 2001, are targeted for use by large enterprises, as well as mid-sized companies considering a SAN implementation for the first time. Our two-gigabit fibre channel adapters, which were launched in the third quarter of fiscal 2001, offer data transfer rates of up to 400 megabytes per second and provide high performance I/O connectivity. Subsequent to March 31, 2001, we terminated our agreement with Agilent. We paid Agilent $18.0 million of minimum royalty fees and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. Agilent will continue to supply us with the Tachyon chips (see "Note 16. Agilent Agreement" of the Notes to Consolidated Financial Statements for further discussion).

    During fiscal 2001, we entered into a strategic partnership with Brocade Communications Systems to deliver, market and support interoperable, multi-vendor SAN solutions. This partnership includes joint interoperability testing, solution documentation, training, promotion and support for popular SAN applications.

Emerging Technologies

    The computer industry is characterized by rapid technological changes. We are committed to maintaining our leadership position in the server, storage networking and desktop markets by providing our customers with advanced, affordable and easy-to-use products and solutions.

IP Storage

    Our newest development in the SAN market is in the emerging technology of IP storage solutions. Storage over IP or ethernet-based networks are specifically designed to enable cost effective SANs to be deployed to a broad market, and to utilize existing networking infrastructure and protocols. This new technology enables SCSI block-based storage traffic to be efficiently and reliably transferred over existing IP and ethernet-based networks. Because IP storage operates over the existing ethernet infrastructure, it is intended to provide lower cost of ownership by retaining the existing networking, interoperability, manageability, compatibility and other cost advantages that have made ethernet successful. Customers will be able to use inexpensive, readily available ethernet switches, hubs and cables to implement IP storage-based SANs. In addition, IP storage will leverage future advances in ethernet and IP performance and features. In the first half of fiscal 2001, we demonstrated the industry's first working and interoperable iSCSI (an IP storage standard) host bus adapters in conjunction with IBM.

Ultra320 SCSI and PCI-X

    We are currently developing the next generation SCSI technology, Ultra320 SCSI, which will offer data transfer rates of up to 320 megabytes per second per channel. This is twice the speed of the current SCSI standard and will provide customers with additional bandwidth and performance. In March 2001, we announced a joint testing plan with IBM to advance Ultra320 SCSI technologies. We will also introduce the next generation in the PCI bus, called PCI-X, which will dramatically increase the speed of the traditional internal server bus.

USB

    In the first quarter of fiscal 2002, we released our first desktop connectivity solution based on the next generation USB 2.0 technology. USB 2.0 is the next standard in desktop I/O, supported by major PC leaders. The USB 2.0 host bus adapters provide the fastest USB standard, supporting data speeds up to 480 megabits per second while maintaining backward-compatibility with current USB 1.1 devices. The USB 2.0 host bus adapters are suitable solutions for connecting high-speed peripherals such as external hard disks, CD-rewriteable and digital scanners.

Infiniband

    We are currently developing infiniband I/O solutions that connect servers to external storage. Infiniband is a switched fabric interconnect SAN solution that we believe will eventually replace PCI. Connections between servers, remote storage and networking are accomplished by attaching all devices through a central, unified fabric of infiniband switches and links. Infiniband offers increased system performance, enhanced reliability, greater availability and independent scalability of fabric elements. We are committed to broadening the SAN marketplace by bringing this new storage fabric technology to market.

Sales, Marketing and Customers

    We supply a broad range of storage access solutions and maintain a strong sales, distribution, service and support infrastructure to help customers implement these solutions. We sell our solutions through a direct sales force to OEMs, as well as distributors worldwide. We work closely with our OEM customers on the design of current and next generation products to meet the specific requirements of system integrators and end-users. We provide our OEM customers with extensive applications and system design support.

    We maintain training and support for channel customers including value added resellers, or VARs, system integrators and distributors. Sales and marketing to OEMs, VARs, system integrators and distributors are primarily handled by our direct sales force, marketing and engineering teams. Senior management who is familiar with customers' markets and needs frequently participates in the marketing process. We also sell board-based products to end-users through major computer product retailers to whom we provide technical support worldwide.

    We emphasize solution-oriented customer support as a key element of our marketing strategy and maintain technical applications groups in the field and at our corporate headquarters. Such support includes assisting current and prospective customers in the use of our products, writing application notes and conducting seminars for system designers. The systems-level expertise and software experience of our engineering staff are also available to customers with particularly difficult design problems. A high level of customer support is also maintained through technical support hotlines, electronic bulletin boards and dial-in-fax capabilities.

    In the SSG and SNG segments, our major OEM customers include Asustek, Compaq Computer, Dell Computer, EMC, Fujitsu-Siemens, Hewlett Packard, IBM, Intel and NEC. Major distributors include Actebis, Arrow Electronics, Computer 2000, Ingram Micro, Synnex and Tech Data. We also sell direct to a number of manufacturing facilities, including Celestica, SCI Systems and Solectron, which generally act as agents for our OEM customers. In the DSG segment, our major OEM customers include Apple Computer and Fujitsu-Siemens. Major distributors include Actebis, Computer 2000, Globelle, Ingram Micro, Softbank, Synnex and Tech Data. Major retail customers in the DSG segment include Best Buy, Circuit City, CompUSA, Fry's and Micro Center.

    In fiscal 2001, Ingram Micro accounted for 13% of the total net revenues from our continuing operations. In fiscal 2000, Ingram Micro and Dell Computer each accounted for 12% of the total net revenues from our continuing operations. In fiscal 1999, no single customer accounted for more than 10% of the total net revenues from our continuing operations.

    Total net revenues for our current segments were as follows:

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
SSG	$461,438	$546,765	$413,875
DSG	89,443	157,329	120,163
SNG	31,166	25,341	19,969
PTS	—	—	90,803
Other	—	3,950	2,214

Total	$582,047	$733,385	$647,024

Competition

    The markets for all of our products within the SSG, DSG and SNG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive price pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on technology-intensive solutions. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals. We believe the principal competitive factors in our markets are performance, a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments, product features, brand awareness, financial resources, price and technical and administrative support. We believe that we presently compete favorably with respect to each of these factors.

    In the SSG segment, we compete with American Megatrends, LSI Logic, Mylex (a subsidiary of IBM), QLogic and a number of other smaller manufacturers. In the DSG segment, we compete with Dazzle

Multimedia, Pinnacle Systems and SIIG. In the SNG segment, our NICs compete with Intel and 3Com. Our fibre channel products compete primarily with Emulex, JNI and QLogic.

    Our competitors continue to introduce products with improved performance characteristics, and our customers continue to develop new applications. As we continue to broaden our storage solution product offerings into the server, workstation and desktop environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. In addition, our competitors could introduce new products with superior features, scalability and functionality at lower prices than our products. Some of these companies have greater technical, marketing, manufacturing and financial resources than us, as well as greater name recognition and a larger installed customer base. As the storage solution market continues to develop, competitors with greater resources could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors or business partners. We will have to continue to develop and market appropriate products to remain competitive. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors. Increased competition could result in price reductions, reduced gross margins and loss of market share, all of which could adversely impact our results of operations and financial position.

Backlog

    Our backlog was approximately $25 million and $38 million at March 31, 2001 and 2000, respectively. Backlog levels vary with product availability, delivery lead times and customer order delays, changes or cancellations. Accordingly, our backlog as of any particular date may not necessarily be an indicator of future operating results.

Manufacturing

    As a result of the restructuring plan implemented in the fourth quarter of fiscal 2001, we intend to consolidate all of our manufacturing operations to our Singapore manufacturing facility by mid-fiscal 2002. Our products make extensive use of standard logic, printed circuit boards and random access memory from several outside suppliers in addition to our custom designed integrated circuits.

    All semiconductor wafers used in manufacturing our products are processed to our specifications by outside suppliers and internally tested by us. We have secured capacity through agreements with Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, that provide for the availability of a major portion of our wafer needs for both current and future technologies. Advance payments have been made to TSMC to secure wafer production through December 31, 2004 (see "Note 7. TSMC Agreements" of the Notes to Consolidated Financial Statements for further discussion).

Patents and Licenses

    We maintain a patent award program which encourages our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2001, we had 173 issued patents, expiring between 2005 and 2019, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but no single patent is considered essential to our business. Additionally, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

    As is the case with many companies in the high technology industry, it may be desirable in the future for us to obtain technology licenses from other companies. We have occasionally received notices of claimed infringement of intellectual property rights and may receive additional such claims in the future. We evaluate all such claims and, if necessary, will seek to obtain appropriate licenses. We cannot assure you that any such licenses, if required, will be available on acceptable terms.

    In May 2000, we entered into a patent cross-license agreement with a third party. Under the agreement, we will pay the third party a settlement fee in return for a release from past infringement claims prior to January 1, 2000. In addition, we will pay, in annual installments, a patent license fee for the use of certain of the third party's patents through June 30, 2004. Additionally, we granted the third party a license to use all of our patents for the same period. The aggregate patent fee to be paid by us over the term of the cross-license agreement is $11.0 million.

Research and Development

    We believe technical leadership is fundamental to our success and are committed to continuing a substantial level of research and development. During fiscal 2001, we made significant research and development investments in the following emerging technologies: Ultra320 SCSI, BIOS-based RAID, ROMB and zero-channel RAID for the SSG segment; FireWire/1394 and USB 2.0 for the DSG segment; IP storage, infiniband and fibre channel for the SNG segment.

    The high technology industry is characterized by rapid technological developments, changing industry standards and new product introductions. We intend to continue to leverage our technical expertise and product innovation capabilities to address storage access solutions across a broad range of users and platforms. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements.

    Approximately 22% of our employees are engaged in research and development. In fiscal 2001, 2000 and 1999, we spent $110.6 million (19% of total net revenues from our continuing operations), $88.9 million (12% of total net revenues from our continuing operations) and $137.6 million (21% of total net revenues from our continuing operations), respectively, for research and development.

Employees

    As a result of the restructuring plan implemented in the fourth quarter of fiscal 2001, we eliminated the positions of approximately 275 employees. Of the 275 employees, 170 employees were terminated before March 31, 2001, and 105 employees have termination dates scheduled for the first and second quarters of fiscal 2002. We had 1,943 employees as of March 31, 2001. Our continued success will depend in large measure on our ability to attract and retain highly skilled employees. Competition for qualified personnel in our industry is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

Executive Officers

    The following sets forth certain information regarding our executive officers as of June 26, 2001, except that ages are as of March 31, 2001:

    Mr. Robert N. Stephens (age 55) has served as Chief Executive Officer since April 1999 and President since October 1998. Prior to his promotion, Mr. Stephens had served as Chief Operating Officer since 1995. From 1993 to 1995, he founded and served as Chairman for Power I/O Corporation.

    Mr. Robert L. Schultz, Jr. (age 43) has served as Chief Operating Officer since July 1999. From 1991 to 1999, Mr. Schultz was with Compaq Computer as Vice President and Director of the Server Storage Business (1998 – 1999) and in various marketing roles within Compaq Computer (1991 – 1998).

    Mr. David A. Young (age 57) has served as Vice President and Chief Financial Officer since October 2000, and as Assistant Secretary since May 2001. From 1994 to 2000, Mr. Young was with Datum, Inc., where he served as Vice President and Chief Financial Officer.

    Mr. Kenneth B. Arola (age 45) has served as Vice President since June 1998, and as Corporate Controller and Principal Accounting Officer since February 1999. From 1995 to 1998, Mr. Arola served as Director of Corporate Finance. From 1990 to 1995, he served in various financial roles within Adaptec.

    Mr. Kok Yong Lim (age 53) has served as Vice President of Manufacturing since December 1999. From 1993 to 1999, Mr. Lim served as Managing Director and Vice President of Adaptec Manufacturing Singapore.

Foreign and Domestic Operations

    See "Note 19. Segment, Geographic, and Significant Customer Information" of the Notes to Consolidated Financial Statements.

Certain Factors Bearing Risks on Future Operating Results

    Our future operating results are subject to fluctuation. Our operating results may fluctuate as a result of a wide variety of factors, including, but not limited to, the following:

  •
  cancellations or postponements of orders;

  •
  shifts in the mix of our products and sales channels;

  •
  changes in pricing policies by our suppliers;

  •
  shortages of components or wafer fabrication capacity affecting us, our customers or our suppliers;

  •
  market acceptance of new and enhanced versions of our products;

  •
  product obsolescence;

  •
  shortage of skilled labor;

  •
  future accounting pronouncements and changes in accounting policies;

  •
  timing of acquisitions of other businesses and any associated charges or earnings;

  •
  restructuring actions or other involuntary terminations;

  •
  general economic trends; and

  •
  pending legal proceedings.

    Fiscal 2001 operating results were materially impacted by unusual charges, including the following:

  •
  accrued minimum royalty fees to Agilent;

  •
  restructuring charges; and

  •
  asset impairment charges.

    Fiscal 2000 operating results were materially impacted by unusual charges, including the following:

  •
  accrued minimum royalty fees to Agilent;

  •
  write-off of patent settlement fee attributable to a patent cross-license agreement; and

  •
  write-off of acquired in-process technology.

    Fiscal 1999 operating results were materially impacted by unusual charges, including the following:

  •
  write-off of acquired in-process technology;

  •
  restructuring charges;

  •
  asset impairment charges;

  •
  expenses associated with the termination of the Symbios acquisition; and

  •
  expenses associated with the terminations of several senior executives.

    Our sales have been negatively impacted by the current economic slowdown, and if these conditions persist or deteriorate, they would continue to adversely affect our results of operations and financial position. During the second half of fiscal 2001, our operating results were significantly impacted by the continuing slowdown in information technology investments. Many of our customers announced workforce reductions and delayed capital spending in response to the economic slowdown. If the current economic conditions continue to persist or deteriorate, our customers will likely further postpone capital spending, which would continue to adversely affect our financial results.

    We may not meet the goals and objectives of our current restructuring plan, which could adversely affect our results of operations and financial position. As a result of the economic slowdown, in the fourth quarter of fiscal 2001 we implemented a restructuring plan to reduce our operating costs to match the current business environment. The plan included primarily a reduction of our workforce and the consolidation of our manufacturing operations to Singapore. The goals of the plan are to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs, which could have an adverse effect on our financial results.

    If demand in the server, network storage and desktop markets declines, our revenues may decline. Historically, our growth has been supported by increasing demand for systems that support:

  •
  client/server applications;

  •
  computer-aided engineering;

  •
  Internet/intranet applications;

  •
  data storage and digital content; and

  •
  multimedia and video.

    Our business or operating results could be adversely affected by a decline for our products. In addition, other technologies may replace our existing technologies and the acceptance of our technologies in the market may not be widespread, which could adversely affect our revenues.

    If demand for our customers' products declines or if our customers do not control their inventories effectively, our revenues may be adversely affected. The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts, and they frequently encounter uncertain and changing demand for their products. If demand falls below their forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. We have historically operated with a relatively small backlog and have set our operating budget based on forecasts of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

    If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, revenues may be lost to our competition. Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. As a result, our financial results could be adversely impacted.

    If there is a shortage of computer components used in our customers' products, our sales may decline, which could adversely impact our results of operations and financial position. If our customers are unable to purchase components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we began to experience the impact of other companies' chip supply shortages, which reduced the demand for some of our SSG products. This negatively impacted our net revenues in the first half of fiscal 2001. Similar shortages of computer components used in our customers' products could adversely impact our sales and financial results in future periods.

    Our reliance on industry standards and technological changes in the marketplace may cause our revenues to fluctuate or decline. The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

  Technologies:

  •
  ATA;

  •
  Fibre channel;

  •
  FireWire/1394;

  •
  Infiniband;

  •
  IP storage;

  •
  PCI;

  •
  RAID;

  •
  SCSI;

  •
  Ultra-DMA; and

  •
  USB.

  Operating Systems:

  •
  Linux;

  •
  Macintosh;

  •
  NetWare;

  •
  Novell;

  •
  OS/2;

  •
  UnixWare; and

  •
  Windows (including Windows 2000 and Windows NT).

    In particular, a majority of our revenues are currently derived from products based on SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business or financial results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI-based products and products incorporating a competing standard, Ultra-DMA, adversely affected sales of our products beginning in fiscal 1998 and may continue to affect our future sales.

    If our products do not operate effectively with other products, it could negatively impact our revenues. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  microprocessors;

  •
  peripherals; and

  •
  operating system software.

    We depend on significant cooperation with these manufacturers to achieve our design objectives and develop products that interoperate successfully. We believe that generally we have good relationships with leading system, peripheral and microprocessor suppliers; however, these suppliers may, from time to time, make it more difficult for us to design our products for successful operability with their products. In addition, these suppliers may decide to compete with us. If any of these events were to occur, our revenues would be adversely affected.

    Our dependence on new products may cause our revenues to fluctuate or decline.  Our future success significantly depends upon our completing and introducing new products at competitive price and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

  •
  defining products to meet customer needs;

  •
  product costs;

  •
  timely completion and introduction of new product designs;

  •
  the quality of new products;

  •
  differentiation of new products from those of our competitors; and

  •
  market acceptance of our products.

    As a result, we believe that continued significant expenditures for research and development will be required in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business or financial results.

    If we are unable to compete effectively, our revenues could be adversely impacted. The markets for all of our products are intensely competitive and are characterized by the following:

  •
  rapid technological advances;

  •
  frequent new product introductions;

  •
  evolving industry standards; and

  •
  price erosion.

    As we continue to broaden our product offerings into the server, network storage and desktop environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. Some of these companies have greater technical, marketing, manufacturing and financial resources than we do. We cannot assure you that we will have sufficient resources to accomplish any of the following:

  •
  meet growing product demand;

  •
  make timely introductions of new leading-edge solutions;

  •
  compete successfully in the future against existing or potential competitors;

  •
  provide OEMs with design specifications in a timely manner; and

  •
  prevent price competition from eroding margins.

    Costs associated with acquisitions or joint ventures may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies. To strengthen our position in the RAID market, we acquired Distributed Processing Technology, Corp., or DPT, in fiscal 2000. In addition, we enter into joint ventures and strategic alliances from time to time with other companies, such as our partnership with Brocade Communications Systems to deliver, market and support multi-vendor SAN solutions. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies, and enter into joint ventures and strategic alliances with other companies. In order to be successful in these activities, we must:

  •
  assimilate the operations and personnel of the combined companies;

  •
  minimize the potential disruption of our ongoing business;

  •
  retain key technical and managerial personnel;

  •
  integrate the acquired company into our strategic and financial plans;

  •
  accurately assess the value of potential targeted businesses, products or technologies;

  •
  harmonize standards, controls, procedures and policies; and

  •
  minimize the impairment of relationships with employees and customers.

    The benefits of acquisitions or joint ventures may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions or joint ventures could cause significant diversions of management time and resources. If we acquire new businesses, products or technologies in the future, we may be required to assume contingent liabilities and amortize significant amounts of goodwill and other intangible assets. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or joint ventures. These transactions may adversely affect our business, financial position or operating results.

    We depend on wafer suppliers whose failure to meet our manufacturing needs could negatively affect our operations. Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase most of the wafers through our agreements with TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

  •
  the availability of raw materials;

  •
  the availability of manufacturing capacity;

  •
  the level of contaminants in the manufacturing environment;

  •
  impurities in the materials used; and

  •
  the performance of personnel and equipment.

    While we have been satisfied with the quality, yield and timeliness of wafer deliveries to date, we cannot assure you that manufacturing problems may not occur in the future. In addition, although we have various supply agreements with our suppliers, a shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from our foundries would delay our production and our product shipments, and could have an adverse impact on our business or financial results. We expect that our current suppliers will continually seek to convert their fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason our current suppliers are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. Additional wafer foundries may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

    If our manufacturing demand of silicon wafers falls below our projections, we may not be able to fully utilize our prepayments to TSMC, which could adversely affect our results of operations and financial position. From time to time, we have entered into "take or pay" contracts that have committed us to purchase specified wafer quantities over extended periods based on our projected needs. In addition, we have made prepayments to TSMC in order to secure a guaranteed wafer capacity. If our demand for wafer units falls below our projections, we may not be able to fully utilize our prepayments. The unused portion of the prepayments may be impaired and written off as an asset impairment charge, which would adversely affect our financial results.

    We depend on subcontractors whose failure to meet our manufacturing needs could negatively affect our results of operations. We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. We cannot assure that such subcontractors will continue to be able and willing to meet our requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse impact on our financial results.

    We depend on the efforts of our distributors, which if reduced, would negatively affect our business and our results of operations. Our distributors generally offer a diverse array of products from many different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely impact our business or financial results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and when such growth does not occur as rapidly as they anticipate, our distributors may subsequently decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we may from time to time take actions to reduce levels of products at distributors. These actions could reduce our revenues and negatively impact our financial results.

    Our operations depend on key personnel, the loss of whom could affect our business and reduce our future revenues. Our future success depends in large part on the continued service of our key technical, marketing and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled engineers who are involved in the design enhancement, manufacture of existing products and the development of new ones. The competition for such personnel is intense, and the loss of key employees could adversely affect our business. We have experienced, and may continue to experience, difficulty in hiring and retaining qualified personnel in light of the recent significant decline in our stock price. Our continued growth and future operating results will depend upon our ability to attract, hire and retain qualified employees.

    Our international operations involve risks, and may negatively affect our revenues and results of operations. As a result of our fiscal 2001 restructuring plan, we intend to consolidate our manufacturing facilities in Singapore. In addition, various of our subcontractors are primarily located in Asia. Additionally, we have sales offices and customers throughout Europe, Japan and other foreign countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could negatively impact our business and financial results.

    We may encounter natural disasters, which may negatively affect our results of operations and financial position. Our corporate headquarters in California are located near major earthquake faults. Any damage to our facilities as a result of an earthquake, fire or any other natural disasters could have an adverse impact on our business and financial results. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could interrupt its manufacturing process, which could affect its ability to supply wafers to us, which would negatively impact our business and financial results.

    We rely on a continuous power supply to conduct our operations, and California's current energy shortage could disrupt our operations and increase our expenses. California is experiencing an energy shortage that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has implemented rolling blackouts throughout the state. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Additionally, California regulators have approved a substantial rate increase for electricity in the state. Any interruptions in our ability to continue operations at our facilities, as well as higher energy costs incurred as a result of the energy shortage, could adversely affect our business and financial results.

    We may experience volatile fluctuations in our stock price.  The stock market in general, and the market for shares of technology companies in particular, has from time to time experienced extreme price fluctuations. Often, these changes have been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by us, our competitors or our customers may have a significant impact on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets or other factors may have a significant impact on the market price of our common stock. In addition, general market conditions and international economic factors unrelated to our performance may affect our stock price. These and other conditions and factors that generally affect the market for shares of technology companies could cause the price of our common stock to fluctuate substantially over short periods.

    If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which could adversely impact our results of operations and financial position. Certain events or changes in circumstances would mandate us to assess the recoverability of the carrying amount of our long-lived assets. For example, in the third quarter of fiscal 2001, we evaluated the warrant costs associated with the warrants issued to Agilent and determined that the future undiscounted cash flows would be insufficient to recover any of the carrying value of the warrant costs. As such, we wrote off the carrying balance of the warrant costs. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur additional impairment charges which could adversely impact our financial results.

    We hold a minority interest in certain nonpublic companies, and if these companies face financial difficulties in their operations, our investments could be impaired. We continue to hold a minority interest in certain privately held companies that acquired our divested business lines in fiscal 1999. Our investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the recent economic downtown, our investments in these companies may be impaired, which could adversely affect our financial results.

    If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively. Although we actively maintain and defend our intellectual property rights, we may be unable to adequately protect our proprietary rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

    Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business and ability to compete effectively. We have from time to time discovered counterfeit copies of our products being manufactured or sold by others. Although we have maintained an active program to detect and deter the counterfeiting of our products, significant availability of counterfeit products could reduce our revenues and damage our reputation and goodwill with customers.

    Third parties may assert infringement claims against us, which may be expensive to defend and could adversely impact our business and results of operations. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to our key technologies. For example, we entered into a patent cross-license agreement with a third party in May 2000. Under the agreement, we will pay the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000. In addition, we will pay a patent license fee for the use of certain of the third party's patents through June 30, 2004. Additionally, we granted the third party a license to use all of our patents for the same period. The aggregate patent fee to be paid by us under the patent cross-license agreement is $11.0 million.

    We cannot assure you that third parties will not assert other infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources. Any infringement claims or other litigation against or by us could adversely impact our business or financial results.

    We may be engaged in legal proceedings that could negatively affect our business operations or financial position. From time to time, we are subject to litigation or claims that could negatively affect our business operations or financial position. For instance, a class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. Our motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, we filed a motion to dismiss the amended complaint. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, any disputes, including this lawsuit, could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business or financial results.

    If we repatriate cash from our foreign subsidiaries, we may incur additional income taxes which could negatively impact our results of operations and financial position. Our cash and cash equivalent positions are held principally in both the United States and in our subsidiary in Singapore. From time to time we may need additional cash flow to support our operations, which may require us to repatriate our cash from Singapore to the United States. We will incur additional income taxes from the repatriation, which could negatively affect our financial results.

    We may be subject to a higher effective tax rate that could negatively impact our results of operations and financial position. Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which could adversely impact our financial results.

    We may be required to pay additional federal income taxes which could negatively impact our results of operations and financial position. On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. In addition, the IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could adversely impact our results of operations and financial position.

    Our spin-off of Roxio requires us to perform certain obligations under the transitional service agreement, which, if not satisfactorily performed, could cause us to be held liable for resulting losses suffered by Roxio. In May 2001, we completed the spin-off of Roxio, our Software segment. As part of the separation, we entered into a transitional service agreement with Roxio to support ongoing Roxio operations relating to information technology systems, supply chain management, product order administration, buildings and facilities, and legal, finance and accounting. These services generally have a term of one year following the separation. If we do not satisfactorily perform our obligations under the agreement, we may be held liable for any resulting losses suffered by Roxio.

    There may be potential subsequent tax liabilities that could negatively affect our results of operations. Pursuant to our distribution of the shares of Roxio's common stock, we have received an opinion from PricewaterhouseCoopers LLP, or PwC, that the transaction would qualify as tax-free to us and to our stockholders under Section 355 of the Internal Revenue Code. IRS regulations provide that if another entity acquires a controlling interest in Roxio's or our common stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fails to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

    We may have potential business conflicts of interest with Roxio with respect to our past and ongoing relationships, and we may not resolve these conflicts on terms favorable to us. Conflicts of interest may arise between Roxio and us in a number of areas relating to our past and ongoing relationship, including:

  •
  labor, tax, employee benefits, indemnification and other matters arising from the separation;

  •
  intellectual property matters;

  •
  employee retention and recruiting;

  •
  the nature, quality and pricing of transitional services we have agreed to provide to Roxio; and

  •
  business opportunities that may be attractive to both Roxio and us.

    These and other business conflicts could adversely affect the growth of our business in the future.

Item 2. Properties

    We own seven buildings (approximately 479,000 square feet) in Milpitas, California, of which five are primarily used by us for corporate offices, research, manufacturing, technical support, marketing, sales and administration and two are leased to third parties. We also own land and one building (approximately 16,000 square feet) in Florida primarily used for engineering. Internationally, Adaptec Manufacturing Singapore is located in one owned facility (approximately 172,000 square feet) that is used by us for manufacturing, research and development, sales and warehousing. We have entered into a contract to sell the Florida land and building and expect to consummate the sale in fiscal 2002. Accordingly, the Florida land and building were classified as assets held for sale in "Other current assets" in the Consolidated Balance Sheet as of March 31, 2001.

    During fiscal 2001, we sold land in California with a net book value of $13.1 million, and land and one building (approximately 200,000 square feet) in Colorado with a net book value of $21.5 million. These transactions resulted in a total gain of $9.1 million, which was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2001.

    We currently lease five buildings (approximately 92,000 square feet) in California, of which two buildings are used as warehouses, one building is occupied by us and two buildings are subleased to third parties or available for sublease. In addition, we currently lease one building in Florida (approximately 100,000 square feet) which is used for manufacturing, technical support, marketing, sales and administration. We also lease three other buildings in Florida (approximately 28,000 square feet) which are available for sublease. Other leased facilities are located in Nashua, New Hampshire (73,000 square feet); Longmont, Colorado (48,000 square feet); Hudson, Wisconsin (11,000 square feet); and Redmond, Washington (5,000 square feet). These leased facilities are primarily used for research and development and technical support.

    We lease four sales offices in the United States, as well as sales offices in the following international locations: Lindfield, Australia; Waterloo, Belgium; Beijing and Hong Kong, China; Camberley Surrey, England; Bretonneux, France; Haar, Germany; and Tokyo, Japan. The Lindfield, Waterloo, Hong Kong, Haar and Tokyo offices also provide technical design efforts and technical support.

    We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs through fiscal 2002. Our future facilities requirements will depend upon our business, and we believe additional space, if required, may be obtained on reasonable terms.

Item 3. Legal Proceedings

    A class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our officers and directors. The class action lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. Our motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, we filed a motion to dismiss the amended complaint. We believe the class action lawsuit is without merit and intend to defend ourselves vigorously.

    In December 1999, we purchased DPT and as part of the purchase agreement, $18.5 million of the purchase price was held back, or the Holdback Amount, from former DPT stockholders, or the DPT Stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, we determined that certain representations and warranties made by the DPT

Stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to us. In addition, certain DPT products were found to be defective and we expect to incur additional product liability expenses. In December 2000, we filed a claim against the DPT Stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT Stockholders notified us as to their objection to our claim. Under the terms of the purchase agreement, our claim will be submitted to arbitration.

    On June 27, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. We believe we have meritorious defenses against all deficiencies asserted in these statutory notices. In addition, the IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. We believe sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

    We are a party to other litigation matters and claims which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

    Our common stock is traded on the Nasdaq Stock Market under the symbol "ADPT." The following table sets forth the range of the high and low sales prices by quarters as reported by Nasdaq National Market.

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low
First quarter	$38.81	$15.38	$39.25	$19.75
Second quarter	28.25	19.00	41.94	32.00
Third quarter	21.50	8.00	57.13	36.69
Fourth quarter	15.50	8.25	62.25	35.31

    As of March 31, 2001, there were 767 record holders of our common stock. We have not paid cash dividends on our common stock and do not currently plan to pay cash dividends to our stockholders in the near future.

Item 6. Selected Financial Data

    The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The information below has been restated to account for Roxio as discontinued operations.

	Years Ended March 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$582,047	$733,385	$647,024	$970,272	$916,443
Cost of revenues	275,513	264,555	275,023	380,983	383,325
Patent settlement fee	(3,626)	9,325	—	—	—

Gross profit	310,160	459,505	372,001	589,289	533,118

Total operating expenses	338,971	257,652	414,540	373,374	355,974
Income (loss) from continuing operations	42,557	164,281	(20,447)	175,045	118,555
Net income (loss) from discontinued operations	2,893	6,508	7,154	6,832	(10,994)
Net loss on disposal of discontinued operations	(5,807)	—	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	39,643	170,789	(13,293)	181,877	107,561
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(9,000)	—
Net income (loss)	39,643	170,789	(13,293)	172,877	107,561
Net Income (Loss) Per Share Data:
Basic:
Continuing operations	$0.43	$1.59	$(0.19)	$1.47	$1.09
Discontinued operations	$(0.03)	$0.06	$0.06	$0.06	$(0.10)
Diluted:
Continuing operations	$0.42	$1.50	$(0.19)	$1.40	$1.03
Discontinued operations	$(0.03)	$0.06	$0.06	$0.06	$(0.10)
Shares used in computing net income (loss) per share:
Basic	99,403	103,427	110,127	113,172	108,456
Diluted	101,364	109,711	110,127	118,432	115,596
	March 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$651,329	$662,691	$743,912	$697,382	$548,441
Net assets of discontinued operations	44,153	51,317	6,860	14,483	9,629
Total assets	1,207,790	1,342,197	1,170,181	1,272,752	1,040,334
Long-term liabilities	235,350	244,200	230,000	230,000	230,850
Stockholders' equity	778,530	877,302	790,702	904,745	688,325
Working capital	665,971	657,693	852,476	839,170	688,851

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., into a fully independent and separate company in May 2001. Unless otherwise indicated, the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

Results of Operations

    The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Years Ended March 31,
	2001	2000	1999
Net revenues	100%	100%	100%
Cost of revenues	48	36	43
Patent settlement fee	(1)	1	—

Gross margin	53	63	57

Operating expenses:
Research and development	19	12	21
Selling, marketing and administrative	22	19	24
Amortization of goodwill and other intangibles	10	2	2
Write-off of acquired in-process technology	—	2	7
Restructuring charges	2	—	6
Other charges	5	—	4

Total operating expenses	58	35	64

Income (loss) from operations	(5)	28	(7)
Interest and other income	27	6	6
Interest expense	(2)	(2)	(2)
Gain on sale of PTS	—	—	5

Income from continuing operations before provision for income taxes	20	32	2
Provision for income taxes	13	10	5

Net income (loss) from continuing operations	7	22	(3)
Net income from discontinued operations	1	1	1
Net loss on disposal of discontinued operations	(1)	—	—

Net income (loss)	7%	23%	(2)%

    Business Segments.  During fiscal 2001, we evaluated our product segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We concluded that our reportable segments are SSG, DSG, SNG and Other. Our SSG segment, formerly our DAS segment, provides data movement and data protection solutions with a focus on RAID solutions, SCSI technologies and external storage solutions that bring these technologies to networked storage applications. Our DSG segment, formerly a component of our DAS segment, was established to create greater focus in the growing market of high-speed I/O connectivity solutions. Our SNG segment, formerly our SNS segment, focuses on bringing storage fabric solutions to the SAN, NIC and NAS marketplaces. Please see "Item 1. Business" of Part I of this Annual Report on Form 10-K for a detailed discussion of our segments.

    Net Revenues.  Our fiscal 2001 net revenues decreased 21% from the prior year to $582.0 million. Net revenues for the year consisted of $461.4 million from the SSG segment, a decrease of 16% from the prior year, $89.4 million from the DSG segment, a decrease of 43% from the prior year, and $31.2 million from the SNG segment, an increase of 23% from the prior year.

    In the SSG segment, we saw strong demand for our Ultra160 SCSI RAID solutions for the entry- and mid-range server market, and we received design wins with certain OEMs. However, fiscal 2001 net revenues decreased from the prior year, primarily due to a lack of Intel microprocessors and motherboards in the distribution channel which adversely impacted some server production in the first half of fiscal 2001. Intel underestimated microprocessor demand as it transitioned its production from 0.25 micron technology to 0.18 micron technology, and it experienced problems with its 840 memory controller hub, a critical component to motherboards. The constraint in the supply of server motherboards began to ease in the third quarter of fiscal 2001. Because demand for our board level products in the SSG segment depends on server production, our net revenues were adversely affected in the first nine months of fiscal 2001. In addition, net revenues from the SSG segment were adversely impacted by the industry-wide slowdown in information technology investments which resulted in sales slower than we anticipated. The economic slowdown caused both OEMs and channel distributors to focus on reducing their inventories on hand. As a result of these inventory pressures, we reduced shipments of our RAID and SCSI products into channel distributors in the fourth quarter of fiscal 2001. We expect that our revenues from the SSG segment will continue to be affected by the economic slowdown in fiscal 2002.

    Fiscal 2001 net revenues from the DSG segment decreased from the prior year, primarily due to the continued decline in the demand for SCSI-based desktop solutions caused by the continued penetration of products incorporating less-expensive Ultra-DMA technology. However, the decline in net revenues was partially offset by sales of our FireWire/1394-based products, which include the FireConnect 4300 Kit launched in the third quarter of fiscal 2001, and the DVpics Digital Video Editing Kit launched in the fourth quarter of fiscal 2001.

    Fiscal 2001 net revenues from the SNG segment were derived from sales of networking products and solutions. Net revenues increased from the prior year, primarily as a result of the increase in sales of our single-port and multi-port NICs, as well as design wins with certain OEMs. However, we expect to see a slowdown in the demand for our NICs in fiscal 2002.

    Our fiscal 2000 net revenues increased 13% from the prior year to $733.4 million. Net revenues for the year consisted of $546.8 million from the SSG segment, an increase of 32% from the prior year, $157.3 million from the DSG segment, an increase of 31% from the prior year, $25.3 million from the SNG segment, an increase of 27% from the prior year, and $4.0 million from the Other segment, an increase of 78% from the prior year.

    Fiscal 2000 net revenues from the SSG segment increased from the prior year, primarily as a result of sales of our high-end RAID products, which we began shipping in the third quarter of fiscal 1999. Additionally, the SSG segment net revenues increased from sales of SCSI adapter cards and chips in the server markets, as a result of increased demand for high performance I/O and SCSI-based RAID products sold to distributors. The increased demand for high performance I/O was driven by the growth in online applications such as electronic commerce, online publishing and the proliferation of the Internet and corporate intranets.

    Fiscal 2000 net revenues from the DSG segment increased from the prior year, primarily as a result of the strong demand for our PCI connectors for both Macintosh and PC desktops. However, the growth in this segment was affected by the continued penetration of desktop products incorporating less-expensive Ultra-DMA technology.

    Fiscal 2000 net revenues from the SNG segment increased from the prior year, primarily as a result of additional design wins with certain OEMs. Beginning in the fourth quarter of fiscal 1999, we also restructured certain areas of our business and increased our focus on sales and marketing activities. These activities helped us increase sales to our existing OEM customers.

    Gross Margin.  Our fiscal 2001 gross margin was 53% as a percentage of net revenues, compared to 63% in fiscal 2000 and 57% in fiscal 1999. Gross margin in fiscal 2001 was adversely impacted by excess manufacturing capacity due to lower production volumes. The lower production volumes were primarily related to reduced demand for our SCSI premium board level products in the SSG segment stemming from the lack of Intel microprocessors and motherboards in the distribution channel. Our gross margin was also negatively impacted by proportionately higher sales of our RAID products which generally have lower margins than other products in the SSG segment, and also by proportionately higher sales to OEMs which generally have lower margins. In addition, our gross margin was adversely impacted by excess inventory charges, primarily due to customers delaying shipments or cancelling orders as a result of the economic slowdown. However, our fiscal 2001 gross margin was favorably impacted by improved pricing from our major suppliers and by an adjustment to the patent settlement fee that was written off in fiscal 2000, as discussed further below.

    Our fiscal 2000 gross margin was favorably impacted by manufacturing efficiencies obtained through greater production volumes, as well as improved pricing from our major suppliers. However, our fiscal 2000 gross margin was also adversely impacted by the patent settlement fee included as a component of cost of revenues.

    In May 2000, we entered into a patent cross-license agreement with a third party. Under the agreement, we agreed to pay the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000, and a patent license fee for the use of certain of the third party's patents from January 1, 2000 through June 30, 2004. Additionally, we granted the third party a license to use all of our patents for the same period. The final aggregate patent fee was to be determined by an evaluation of certain patents by an independent party and would range from $11.0 million to $25.0 million. As of March 31, 2000, our best estimate of the aggregate patent fee that would be payable under the proposed cross-license agreement was $18.0 million. Based on the March 31, 2000 estimate, the portion of the estimated patent settlement fee allocated to revenues from periods prior to January 1, 2000 of $9.3 million (net of $0.3 million included in discontinued operations) was written off and reflected as a component of cost of revenues under the caption "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2000. In March 2001, the final aggregate patent fee was determined to be $11.0 million. Based on this final aggregate patent fee, we recorded a credit adjustment of $3.6 million (net of $0.1 million included in discontinued operations) to cost of revenues under the caption of "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2001. The patent license fee pertaining to future periods was allocated to an intangible asset and is being amortized over the period from January 1, 2000 through June 30, 2004.

    Research and Development Expenses.  Our fiscal 2001 spending for research and development increased 24% from the prior year to $110.6 million. As a percentage of net revenues, fiscal 2001 spending was 19% compared to 12% in fiscal 2000. The increase in research and development expenses was primarily attributable to additional resources obtained through our fiscal 2000 acquisition of DPT, as well as investments in developing new products targeted at the server, network storage and desktop markets. Despite the current economic slowdown, we are committed to a significant level of research and development in order to maintain our technological leadership in storage access solutions. During fiscal 2001, we have made significant research and development investments in our portfolio of RAID, SCSI, SAN and desktop connectivity solutions: Ultra320 SCSI, BIOS-based RAID, ROMB and zero-channel RAID in the SSG segment; FireWire/1394 and USB 2.0 in the DSG segment; and IP storage, infiniband and fibre channel in the SNG segment. We expect our research and development expenses to remain consistent with the current levels in fiscal 2002.

    Our fiscal 2000 spending for research and development decreased 35% from the prior year to $88.9 million. As a percentage of net revenues, fiscal 2000 spending was 12% compared to 21% in fiscal 1999. The decrease was primarily attributable to $30.4 million of research and development expenses related to the divested PTS segment included in fiscal 1999. The decrease was also attributable to the company-wide cost reduction programs effected during fiscal 1999 which included reductions in workforce and the curtailment of costs related to the divesting of certain unprofitable business activities. We initiated these cost reduction programs in order to bring operating expenses in line with net revenues. The business divestitures were completed to further our objective to refocus the business along our core competencies. The cost benefits of these reductions were not fully realized until fiscal 2000.

    Selling, Marketing and Administrative Expenses.  Our fiscal 2001 spending for selling, marketing and administrative activities decreased 4% from the prior year to $129.0 million. However, as a percentage of net revenues, fiscal 2001 spending was 22% compared to 19% in fiscal 2000. Although additional sales and marketing expenses were incurred in launching new products during the year, we continued our efforts to cut discretionary spending as a result of the decline in our revenues. In the fourth quarter of fiscal 2001, we implemented a restructuring plan which included company-wide cost reduction programs, specifically reductions in workforce. We expect the cost benefits of these programs will reduce our selling, marketing and administrative expenses to approximately 20% of net revenues in fiscal 2002.

    Our fiscal 2000 spending for selling, marketing and administrative activities decreased 12% from the prior year to $134.4 million. As a percentage of net revenues, fiscal 2000 spending was 19% compared to 24% in fiscal 1999. The decrease was primarily attributable to the company-wide cost reduction programs effected during fiscal 1999, specifically reductions in workforce. The cost benefits of these reductions were not fully realized until fiscal 2000. In addition, the decrease was attributable to $5.9 million of selling, marketing and administrative expenses related to the divested PTS segment included in fiscal 1999.

    Amortization of Goodwill and Other Intangibles.  Our fiscal 2001 amortization of goodwill and other intangibles included in operating expenses was $61.3 million, compared to $17.5 million and $10.3 million in fiscal 2000 and fiscal 1999, respectively. The increase was due to a full year of amortization of goodwill and other intangibles from our fiscal 2000 acquisition of DPT, as well as three quarters of amortization of warrant costs associated with the license agreement with Agilent (see "Agilent Agreement" section below).

    Our fiscal 2000 amortization of goodwill and other intangibles included goodwill and other intangibles from the acquisition of DPT beginning in the third quarter of fiscal 2000, as well as the amortization of warrant costs associated with the license agreement with Agilent beginning in the fourth quarter of fiscal 2000. In addition, fiscal 2000 amortization expense included goodwill amortization associated with our fiscal 1997 acquisition of Data Kinesis, Inc., or DKI. The DKI goodwill was fully amortized in fiscal 2000.

    Write-Off of Acquired In-Process Technology.  During fiscal 2000 and fiscal 1999, we purchased complementary businesses recorded under the purchase method of accounting, resulting in aggregate write-offs of acquired in-process technology of $16.7 million and $45.5 million, respectively.

    DPT:  In December 1999, we purchased DPT, a supplier of high-performance storage solutions, including RAID controllers and storage subsystems, for $185.2 million in cash and assumed stock options valued at $51.8 million using the Black-Scholes valuation model. As part of the purchase agreement, $18.5 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback amount was intended to be paid for such unknown liabilities or to the seller within twelve months from the acquisition date and was included as part of the purchase price. The holdback amount remained outstanding as of March 31, 2001 (see "Note 18. Commitments and Contingencies" of the Notes to Consolidated Financial Statements). Additionally, we incurred $1.1 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

    We identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Approximately $16.7 million of the purchase price was allocated to acquired in-process technology, which consisted of next generation RAID controllers, and was written off in the third quarter of fiscal 2000.

    We expect to complete the in-process technology project by the end of fiscal 2002. The completion of the in-process technology project has been delayed by approximately twelve months due to the lack of availability of compatible industry components and the complexity brought on by additional uses of this technology in our board level products. However, we still expect the costs to complete the in-process technology project will be in line with original estimates. Development of this project remains a significant risk to us due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability in the future. Additionally, the value of the intangible assets acquired may become impaired.

    If we had acquired DPT at the beginning of the periods presented, our unaudited pro forma net revenues, net income (loss) and net income (loss) per share from our continuing operations would have been as follows:

	Years Ended March 31,
	2000	1999
	(in thousands, except per share amounts)
Net revenues	$762,397	$674,433
Net income (loss)	$138,481	$(82,132)
Net income (loss) per share:
Basic	$1.34	$(0.75)
Diluted	$1.26	$(0.75)

    Ridge:  In May 1998, we purchased Ridge Technologies, Inc., or Ridge, for 1,241,538 shares of our common stock valued at $21.2 million and assumed stock options valued at $13.1 million. The options assumed were valued using the Black-Scholes valuation model. Additionally, we incurred $0.8 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisition, which were included as part of the purchase price of the transaction. In-process technology was valued at $39.4 million and was written off in the first quarter of fiscal 1999. In August 1998, we exited the storage subsystems business line, abandoned the in-process technology projects (these projects remained incomplete from the date of acquisition through abandonment) and wrote off the remaining unamortized goodwill of $0.6 million and an intangible asset (workforce in place) of $1.2 million associated with Ridge.

    ADI:  In April 1998, we purchased ASIC technologies from Analog Devices, Inc., or ADI, for $34.4 million in cash. The ASIC technologies purchased from ADI were to be incorporated into the mainstream removable PTS business line upon completion. Grant Saviers, our former Chairman and CEO, was a director of ADI at the time of the acquisition. We incurred $0.4 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisition, which were included as part of the purchase price of the transaction. The in-process technology was valued at $6.1 million and was written off in the first quarter of fiscal 1999. In January 1999, we sold the mainstream removable PTS business line, including the in-process technology projects purchased from ADI (these projects remained incomplete from the date of acquisition through their disposition) and relieved the remaining unamortized goodwill of $18.3 million and an intangible asset (covenant not to compete) of $1.7 million associated with the ASIC technologies purchased from ADI.

  Restructuring Charges.

    Fiscal 2001 Restructuring Plan:  In response to the continuing economic slowdown, our management implemented a plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies, and we recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. The positions were primarily in manufacturing and engineering functions, of which approximately 78% were based in the U.S., 19% were based in Singapore and 3% were based in Belgium. We also eliminated approximately 175 open positions as a result of the restructuring. Additionally, we accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. We wrote off leasehold improvements, furniture and fixtures, and production related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, we wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2002. We accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring. As a result of our fiscal 2001 restructuring plan, we estimate that we will reduce our infrastructure spending by approximately $30 to $40 million per year.

    Fiscal 1999 Restructuring Plans:  During fiscal 1999, we recorded $39.9 million in restructuring charges, including $21.6 million of severance and benefits ($3.9 million in non-cash stock-based compensation charges), $13.5 million of asset write-offs and $4.8 million in other charges.

    First Quarter of Fiscal 1999 Restructuring Plan:  In the first quarter of fiscal 1999, in connection with management's plan to reduce costs, improve operating efficiencies and divest the satellite networking business line, we recorded a restructuring charge of $8.8 million. We continue to hold a minority interest in BroadLogic, the company that acquired our satellite networking business line. The restructuring charge was comprised primarily of severance and benefits of $6.8 million related to the involuntary termination of approximately 550 employees, primarily in manufacturing and engineering functions, of which approximately 36% were based in the U.S. and the remainder were based in Singapore. Additionally, we wrote off machinery and equipment, primarily consisting of production and test equipment, with a net book value of $1.0 million that was deemed unnecessary due to the reductions in workforce. The machinery and equipment was taken out of service and disposed during the second quarter of fiscal 1999. We incurred $1.0 million in legal, consulting and accounting charges related to this restructuring.

    We recorded a net reduction to the fiscal 1999 first quarter restructuring provision of $1.4 million in the second quarter of fiscal 1999 and a net increase of $0.2 million in the fourth quarter of fiscal 1999. The adjustments reflected changes to the anticipated expenses as actual costs became known. As a result, severance and benefits costs were reduced by $0.6 million, and legal, accounting and consulting costs were reduced by $0.9 million. Additionally, we identified an additional $0.3 million of assets deemed unnecessary due to the first quarter restructuring activities.

    Second Quarter of Fiscal 1999 Restructuring Plan:  In the second quarter of fiscal 1999, we recorded a restructuring charge of $26.0 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction), fibre channel, external storage and high-end peripheral technology solutions. We continue to hold a minority interest in Chaparral, the company that acquired our external storage business line.

    The second quarter restructuring charge consisted primarily of severance and benefits of $9.2 million related to the involuntary termination of approximately 300 U.S. employees, primarily in engineering functions. We wrote off machinery and equipment (primarily design and development equipment), furniture and fixtures, and leasehold improvements with net book values of $4.4 million, $1.7 million and $1.5 million, respectively. The assets were taken out of service and disposed during the second quarter of fiscal 1999. These assets were deemed unnecessary due to business divestitures and related reductions in workforce. Additionally, we wrote down test equipment by $0.9 million to its estimated realizable value of $2.1 million, based on its estimated sale value, and subsequently sold it in the third quarter of fiscal 1999. In addition, we wrote off and scrapped inventory and other assets, including goodwill associated with the storage subsystems business line, with net book values of $1.0 million and $2.0 million, respectively. We accrued for contractual obligations of $3.7 million, lease costs of $0.9 million and legal, consulting and accounting costs of $0.6 million related to the restructuring. The contractual obligations primarily related to non-cancelable purchase commitments including approximately $1.6 million of equipment (e.g., development equipment and computer equipment) and $2.1 million of prototype products. The lease costs included lease termination costs and estimated future obligations for non-cancelable lease payments for excess facilities in Northern and Southern California that were vacated due to the reductions in workforce.

    We recorded adjustments to the fiscal 1999 second quarter restructuring provision of $1.4 million in the fourth quarter of fiscal 1999. The adjustments related primarily to favorable negotiations with vendors surrounding contractual obligations where we successfully cancelled outstanding purchase orders and reduced cancellation fees for a total of $1.8 million, offset in part by additional legal, consulting and accounting charges of $0.2 million and additional lease costs of $0.4 million. Additionally, the adjustments included an increase in severance and benefits of $0.2 million, as actual costs were higher per person than anticipated, and a $0.4 million decrease related to proceeds from the sale of previously written-off furniture and fixtures and leasehold improvements.

    Fourth Quarter of Fiscal 1999 Restructuring Plan:  In the fourth quarter of fiscal 1999, we recorded a restructuring charge of $7.8 million. This charge resulted from a reduction in the infrastructure that supported business lines divested during fiscal 1999. The restructuring charge consisted primarily of severance and benefits of $6.0 million related to the involuntary termination of approximately 125 employees in various functions, including manufacturing, sales and administration. Most of these positions were based in the U.S. We wrote off and disposed of equipment, primarily consisting of office equipment, with a net book value of $1.2 million deemed unnecessary due to the reductions in workforce during the fourth quarter of fiscal 1999. Additionally, we accrued for lease costs of $0.2 million and legal, consulting and accounting charges of $0.4 million related to the restructuring. The lease costs pertained to lease termination costs for excess facilities in Washington that were vacated due to the reductions in workforce.

    Other Charges.  Our other charges consisted of acquisition-related charges, asset impairment charges and other charges.

    Acquisition-Related Charges:  In fiscal 1998, we entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America, or HEA. In fiscal 1999, we agreed to terminate the agreement with HEA. We paid a $7.0 million termination fee and approximately $6.7 million in non-consummation fees to HEA. Additionally, we incurred approximately $7.8 million in other acquisition-related charges, including legal, consulting and other costs. We expensed the entire $21.5 million in fees associated with this terminated acquisition in fiscal 1999.

    Asset Impairment Charges:  We regularly evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, we recorded asset impairment charges of $28.2 million (see "Agilent Agreement" section below) and $4.0 million in fiscal 2001 and fiscal 1999, respectively.

    The asset impairment charge in fiscal 1999 related to approximately $1.4 million in manufacturing equipment, specifically testing equipment located in Singapore, deemed unnecessary due to non-temporary declines in production volume, and the write-off of approximately $2.6 million of non-trade related receivables. As of the second quarter of fiscal 1999, net revenues had been declining over the previous four quarters. Further, we were divesting business lines and did not believe that production volumes would return to levels necessary to fully utilize the manufacturing equipment. Accordingly, the testing equipment was taken out of service, written down to zero and disposed in the second quarter of fiscal 1999.

    Other Charges:  In fiscal 1999, we recorded executive termination costs of $3.4 million related to three executives whose employment was terminated during the fiscal year. The costs consisted of $1.9 million in severance and benefits and $1.5 million in non-cash stock compensation charges resulting from an amendment to one of the executives' option agreements. The severance and benefits were paid to two of the executives upon their termination and the third executive's severance and benefits were paid over a two-year term which commenced in the second quarter of fiscal 1999. The option agreements for one of the terminated executives were amended to allow the vesting of the options to continue for two years subsequent to the date of termination of employment.

    Interest and Other Income.  Our fiscal 2001 interest and other income was $155.5 million, compared to $47.1 million and $35.1 million in fiscal 2000 and 1999, respectively. The increase in interest and other income was primarily related to the components of other income. Fiscal 2001 other income included primarily a $9.1 million gain on the sale of properties and a $112.7 million gain on the sale of JNI Corporation, or JNI, common stock. We did not hold any shares of JNI common stock as of March 31, 2001. Fiscal 2000 other income included a $3.5 million gain on the sale of land and an $11.4 million gain on the receipt of warrants to purchase JNI and Chaparral common stock. For fiscal 1999, other income represented the gain on the sale of land of $1.6 million.

    Interest Expense.  Our fiscal 2001 interest expense was $11.9 million, compared to $11.6 million and $12.1 million in fiscal 2000 and fiscal 1999, respectively. Interest expense was primarily related to the outstanding 4 3/4% Convertible Subordinated Notes. During fiscal 2000, a noteholder converted $0.2 million of the 4 3/4% Convertible Subordinated Notes into 3,871 shares of our common stock.

    Gain on the Sale of PTS.  We sold the high-end PTS business line to TI in November 1998 for $8.5 million in cash. These assets included manufacturing and testing equipment with a net book value of $3.8 million and inventory with a carrying value of $0.3 million. The unamortized goodwill of $4.2 million associated with the acquisition of Western Digital was written off against the sale proceeds from TI. Additionally, we incurred legal, accounting and consulting costs of $0.2 million. We did not recognize a gain or loss on this transaction.

    We sold the mainstream removable PTS business line to ST in January 1999 for $72.1 million in cash and $3.3 million in cost reimbursements. The assets sold included manufacturing and testing equipment with a net book value of $5.5 million and inventory with a carrying value of $2.3 million. The unamortized goodwill of $18.3 million and the unamortized intangible asset of $1.7 million associated with the purchase of ASIC technologies from ADI and certain other intangible assets of $1.6 million were written off against the sale proceeds from ST. Additionally, we incurred severance and benefits costs of $12.0 million and legal, accounting and consulting costs of $2.5 million. We recorded a gain of $10.0 million, net of taxes of $21.5 million, on this transaction in the fourth quarter of fiscal 1999.

    Income Taxes.  Our effective income tax rate for fiscal 2001 was 63% of income from continuing operations, compared to 31% and 272% for fiscal 2000 and 1999, respectively. Our effective income tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40%, primarily due to income earned in Singapore where we are subject to a significantly lower effective tax rate, resulting from a tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. However, in fiscal 2001 and 1999, the reduction in our effective income tax rate from the Singapore tax holidays was more than offset by items such as asset impairment charges, write-off of acquired in-process technology, amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes and the gain on the sale of PTS.

    Our tax related liabilities were $95.6 million and $100.7 million as of March 31, 2001 and 2000, respectively. Fluctuations in the tax related liability account were a function of the current tax provisions and the timing of tax payments. Tax related liabilities primarily consisted of income, withholding and transfer taxes accrued by us in the taxing jurisdictions in which we operate around the world, including, but not limited to, the U.S., Singapore, Japan, Germany and Belgium. The amount of the liabilities was based on management's evaluation of our tax exposures in light of the complicated nature of the business transactions entered into by us in the global business environment.

Agilent Agreement

    In January 2000, we entered into a four-year agreement with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, we issued warrants to Agilent to purchase 1,160,000 shares of our common stock at $62.25 per share. The warrants have a term of four years from the date of issuance and are immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants, or the Warrant Costs, was recorded as an intangible asset and was amortized ratably over the term of the agreement.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," we evaluated the recoverability of the Warrant Costs during the third quarter of fiscal 2001. Based on the assessment, we believed that the estimated undiscounted future cash flows generated by the sales of our fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover any of the carrying value of the Warrant Costs. As such, we recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Warrant Costs as of December 31, 2000.

    Pursuant to the agreement, we were to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. We estimated we would incur royalty fees of $1.0 million in the first contract year and $2.0 million in the second contract year associated with the sales of our products incorporating the licensed technology. Therefore, we accrued for and expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001.

    Subsequent to March 31, 2001, we terminated the agreement with Agilent. As a result, we paid the minimum royalty fees to Agilent of $18.0 million for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply us with the Tachyon chips used in our fibre channel products. The termination of the agreement does not affect the warrants issued to Agilent.

Roxio Spin-Off

    On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of the shares of Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants held by Agilent to purchase shares of our common stock (see "Agilent Agreement" section above). The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders.

    As a result of the spin-off, our historical consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

    Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain, human resources administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services. Our fees for providing these services are typically the cost of providing the services, plus five percent. Other than the five-year lease for Roxio's corporate headquarters, these transitional service and leasing arrangements generally have a term of one year following the legal separation.

    In addition, we also entered into a Tax Sharing Agreement, or TSA, with Roxio for tax matters. The TSA provides for the allocation of income, losses, credits and other tax attributes prior to the distribution of the shares of Roxio's common stock to our stockholders, and assigns certain responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conducts of audits, examinations or similar proceedings. The TSA provides that we retain the risk of any modification of tax liabilities for periods prior to the distribution date. In addition, the TSA requires Roxio to indemnify us for certain taxes and similar obligations that we could incur if the distribution does not qualify for tax-free treatment due to certain events, such as an acquisition of a controlling interest in Roxio's or our common stock after the distribution, Roxio's failure to continue its business after the distribution or a repurchase of Roxio's common stock.

Liquidity and Capital Resources

    Operating Activities.  Net cash provided by operating activities during fiscal 2001 was $102.0 million. Operating cash was primarily generated from net income of $42.6 million, adjusted for the gain on sale of properties and JNI common stock, and other non-cash items including restructuring and other charges, depreciation and amortization, and income tax benefits related to employees' stock transactions.

    Net cash provided by operating activities during fiscal 2000 was $279.2 million. Operating cash was primarily generated from net income of $164.3 million, adjusted for the gain on sale of land and receipt of warrants, and other non-cash items including the write-off of acquired in-process technology, depreciation and amortization, and income tax benefits related to employees' stock transactions.

    Net cash provided by operating activities during fiscal 1999 was $198.9 million. Operating cash was primarily generated from a net loss of $20.4 million, adjusted for the gain on sale of PTS and other non-cash items, including the write-off of acquired in-process technology, restructuring and other charges, depreciation and amortization, and income tax benefits related to employees' stock transactions.

    Investing Activities.  Net cash provided by investing activities during fiscal 2001 was $82.6 million. During fiscal 2001, we received proceeds from the sale of properties and JNI common stock, as well as sales and maturities of our marketable securities. The receipt of cash was offset partially by capital expenditures and purchases of marketable securities.

    Net cash used for investing activities during fiscal 2000 was $135.0 million. During fiscal 2000, we purchased certain net assets in connection with the acquisition of DPT. In addition, we invested in capital expenditures and marketable securities. The outflows of cash were offset partially by the proceeds received from the sale of properties as well as sales and maturities of our marketable securities.

    Net cash provided by investing activities during fiscal 1999 was $49.4 million. During fiscal 1999, we received proceeds from the sale of PTS, as well as proceeds from sales and maturities of our marketable securities. The receipt of cash was primarily offset by additional capital expenditures and purchases of marketable securities, as well as purchases of certain net assets in connection with the acquisitions of Ridge and the ASIC technologies from ADI.

    Financing Activities.  Net cash used for financing activities during fiscal 2001 was $162.8 million. The cash outflows were primarily a result of physically settling various equity contracts whereby we repurchased a total of 2.5 million shares of our common stock at prices ranging from approximately $23 to $46, resulting in a total cash payment of $97.3 million. No equity contracts were outstanding as of March 31, 2001. We also repurchased and retired a total of 3.0 million shares of our common stock under our authorized buy-back programs at an average price of approximately $24, resulting in a total cash payment of $71.1 million. In addition, $19.1 million of stock repurchases accrued as of March 31, 2000 was paid on April 1, 2000. The cash outflows were partially offset by the proceeds received from the issuance of common stock to employees.

    Net cash used for financing activities during fiscal 2000 and 1999 was $261.5 million and $172.7 million, respectively. The cash outflows were primarily as a result of repurchases of common stock under our authorized buy-back programs. In fiscal 2000, we repurchased 11.4 million shares of our common stock at an average price of approximately $35, resulting in a total cash payment of $396.7 million, of which $19.1 million was accrued as of March 31, 2000 and paid on April 1, 2000. In fiscal 1999, we repurchased 12.9 million shares of our common stock at an average price of approximately $15, resulting in a total cash payment of $200.2 million. The cash outflows were partially offset by the proceeds received from the issuance of common stock to employees.

    Lines of Credit.  In February 2001, we terminated our unsecured $80.0 million revolving line of credit. Subsequent to March 31, 2001, we obtained a new unsecured $20.0 million revolving line of credit which expires in July 2002.

    Liquidity.  As of March 31, 2001, we had $651.3 million of cash, cash equivalents and marketable securities, of which $483.0 million was held by our Singapore subsidiary. If we repatriate cash from our Singapore subsidiary to our U.S. parent company, additional income taxes will be incurred from the repatriation. In addition, subsequent to March 31, 2001, we obtained a new line of credit of $20.0 million. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2002.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which defers the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 in the first quarter of fiscal 2002, and we believe that the adoption will not have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2001, our investments consisted of available-for-sale securities, excluding those classified as cash equivalents, of $443.7 million (see "Note 3. Marketable Securities" of the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline in the fair value of the portfolio would not be material to our financial position.

    We are exposed to foreign currency exchange rate risk inherent in our sales denominated in currencies other than the U.S. dollar. On occasion, we enter into forward exchange contracts to hedge certain firm commitments denominated into foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. Forward exchange contracts are denominated in the same currency as the underlying transaction, primarily Singapore dollars, and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The effect of an immediate 10% change in exchange rates on the forward exchange contracts would not affect our financial position or results of operations, as there were no forward exchange contracts outstanding as of March 31, 2001 and 2000.

Item 8. Financial Statements and Supplementary Data

    See the index appearing under Item 14(a)(1) on page 36 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001, the Report of Management and the Report of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to our directors is incorporated by reference from the information under the captions: "Election of Directors—Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 23, 2001, or the Proxy Statement. Information with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

Item 11. Executive Compensation

    Incorporated by reference from the information under the caption: "Executive Compensation and Other Matters" and "Report of Compensation Committee" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference from the information under the caption: "Security Ownership of Management; Principal Stockholders" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    Incorporated by reference from the information under the caption: "Certain Relationships and Related Transactions" in our Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

1.
Index to Financial Statements:

    The following Consolidated Financial Statements, Report of Management and Report of Independent Accountants are contained in this Annual Report on Form 10-K:

2.
Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended March 31, 2001
Allowance for doubtful accounts	$707	$1,434	$201	$1,940
Allowance for excess and obsolete inventory	10,198	8,838	5,382	13,654
Sales returns	8,951	26,473	23,219	12,205
Allowances	1,504	10,802	9,068	3,238
Year ended March 31, 2000
Allowance for doubtful accounts	$1,786	$288	$1,367	$707
Allowance for excess and obsolete inventory	17,920	4,728	12,450	10,198
Sales returns	8,643	29,420	29,112	8,951
Allowances	3,263	6,913	8,672	1,504
Year ended March 31, 1999
Allowance for doubtful accounts	$3,940	$1,394	$3,548	$1,786
Allowance for excess and obsolete inventory	22,203	10,123	14,406	17,920
Sales returns	19,314	34,613	45,284	8,643
Allowances	3,513	23,166	23,416	3,263

3.
Exhibits:

Exhibit Number		Description	Notes
2.01		Asset Acquisition Agreement by and between the Registrant and Analog Devices, Inc. dated March 24, 1998.	5
2.02		Agreement and Plan of Reorganization by and among the Registrant, Ridge Technologies and RDS Acquisition dated as of May 21, 1998.	5
2.03		Agreement and Plan of Merger dated February 23, 1998 between the Registrant and Adaptec, Inc., a California corporation.	5
2.04		Asset Purchase Agreement between Texas Instruments, Incorporated and the Registrant dated November 6, 1998.	12
2.05		Asset Acquisition Agreement among the Registrant, Adaptec Mfg. (s) Pte. Ltd. and STMicroelectronics, Inc. dated January 15, 1999.	12
2.06		Amendment No. 1 to Asset Acquisition Agreement among the Registrant, Adaptec Mfg. (s) Pte. Ltd. and STMicroelectronics, Inc. dated January 15, 1999.	12
2.07		Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.08		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02		Bylaws of Registrant, as amended on June 29, 1999.	6
4.01		Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	9
4.02		First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03		Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	14
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	11
10.04	†	1990 Stock Plan, as amended.	15
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	15
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	15
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	10
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	8
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	8

10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	**	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.
10.16	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.17		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.18		License Agreement between International Business Machines Corporation and the Registrant.	7
21.01		Subsidiaries of Registrant.
23.01		Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.01		Power of Attorney (See Page 41).

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

(7)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

(8)
Incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q as filed February 9, 1996.

(9)
Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed August 13, 1998.

(10)
Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 3, 2000.

(11)
Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed January 26, 2001.

(12)
Incorporated by reference to Exhibits 2.1, 2.2, and/or 2.3, respectively, to Form 8-K as filed February 1, 1999.

(13)
Incorporated by reference to Exhibit 2.1 to Form 8-K as filed January 6, 2000.

(14)
Incorporated by reference to Exhibit 4.1 to Form 8-K as filed March 20, 2001.

(15)
Incorporated by reference to Exhibits 99.(D)1, 99.(D)2 and 99.(D)3 to the Registrant's Tender Offer Statement on Schedule TO filed on May 22, 2001.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

**
Confidential treatment has been requested for portions of this agreement.

(b)
Reports on Form 8-K

    During the fourth quarter ended March 31, 2001, the Company filed with the Securities and Exchange Commission a current Report on Form 8-K dated February 1, 2001, to report under Item 5 thereof the adoption of the Company's Third Amended and Restated Rights Agreement.

(c)
Exhibits

    See Item 14(a)(3), above.

(d)
Financial Statement Schedules

    See Item 14(a)(2), above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

/s/ ROBERT N. STEPHENS Robert N. Stephens President and Chief Executive Officer
Date: June 26, 2001

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert N. Stephens and David A. Young, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT N. STEPHENS (Robert N. Stephens)	President, Chief Executive Officer and Director (principal executive officer)	June 26, 2001
/s/ DAVID A. YOUNG (David A. Young)	Vice President, Chief Financial Officer and Assistant Secretary (principal financial officer)	June 26, 2001
/s/ KENNETH B. AROLA (Kenneth B. Arola)	Vice President and Corporate Controller (principal accounting officer)	June 26, 2001
/s/ CARL J. CONTI (Carl J. Conti)	Director	June 26, 2001
/s/ JOHN C. EAST (John C. East)	Director	June 26, 2001
/s/ ILENE H. LANG (Ilene H. Lang)	Director	June 26, 2001
/s/ ROBERT J. LOARIE (Robert J. Loarie)	Director	June 26, 2001
/s/ B.J. MOORE (B.J. Moore)	Director	June 26, 2001
/s/ W. FERRELL SANDERS (W. Ferrell Sanders)	Director	June 26, 2001

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended March 31,
	2001	2000	1999
Net revenues	$582,047	$733,385	$647,024
Cost of revenues	275,513	264,555	275,023
Patent settlement fee	(3,626)	9,325	—

Gross profit	310,160	459,505	372,001

Operating expenses:
Research and development	110,582	88,948	137,551
Selling, marketing and administrative	129,004	134,422	152,399
Amortization of goodwill and other intangibles	61,270	17,543	10,320
Write-off of acquired in-process technology	—	16,739	45,482
Restructuring charges	9,904	—	39,931
Other charges	28,211	—	28,857

Total operating expenses	338,971	257,652	414,540

Income (loss) from operations	(28,811)	201,853	(42,539)
Interest and other income	155,457	47,080	35,059
Interest expense	(11,852)	(11,577)	(12,103)
Gain on sale of PTS	—	—	31,476

Income from continuing operations before provision for income taxes	114,794	237,356	11,893
Provision for income taxes	72,237	73,075	32,340

Net income (loss) from continuing operations	42,557	164,281	(20,447)
Net income from discontinued operations	2,893	6,508	7,154
Net loss on disposal of discontinued operations	(5,807)	—	—

Net income (loss)	$39,643	$170,789	$(13,293)

Net income (loss) per share:
Basic:
Continuing operations	$0.43	$1.59	$(0.19)
Discontinued operations	$(0.03)	$0.06	$0.06
Diluted:
Continuing operations	$0.42	$1.50	$(0.19)
Discontinued operations	$(0.03)	$0.06	$0.06
Shares used in computing net income (loss) per share:
Basic	99,403	103,427	110,127
Diluted	101,364	109,711	110,127

See accompanying notes.

F–1

ADAPTEC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$207,644	$180,519
Marketable securities	443,685	482,172
Accounts receivable, net of allowance for doubtful accounts of $1,940 in 2001 and $707 in 2000	41,805	75,730
Inventories	72,781	67,558
Deferred income taxes	68,189	28,464
Prepaid expenses	14,470	19,326
Other current assets	11,307	24,619

Total current assets	859,881	878,388
Property and equipment, net	107,634	134,250
Goodwill and other intangibles	148,216	237,874
Other long-term assets	47,906	40,368
Net assets of discontinued operations	44,153	51,317

Total assets	$1,207,790	$1,342,197

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,882	$31,749
Accrued liabilities	169,028	188,946

Total current liabilities	193,910	220,695

4 3/4% Convertible Subordinated Notes	229,800	229,800
Other long-term liability	5,550	14,400
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock; $0.001 par value Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value Authorized shares, 400,000; outstanding shares, 99,075 in 2001 and 102,699 in 2000	99	103
Additional paid-in capital	59,722	58,535
Accumulated other comprehensive income, net of tax	4,215	51,800
Retained earnings	714,494	766,864

Total stockholders' equity	778,530	877,302

Total liabilities and stockholders' equity	$1,207,790	$1,342,197

See accompanying notes.

F–2

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2001	2000	1999
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$42,557	$164,281	$(20,447)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Write-off of acquired in-process technology	—	16,739	45,482
Non-cash charges associated with restructuring and other charges	30,380	—	22,920
Gain on sale of PTS, properties and JNI common stock	(121,771)	(3,513)	(31,476)
Gain on receipt of warrants	—	(11,360)	—
Loss on retirement of assets	3,323	4,182	6,014
Depreciation and amortization	92,364	48,643	48,808
Provision for doubtful accounts	1,434	288	1,394
Deferred income taxes	(8,002)	(3,398)	(16,498)
Income tax benefits of employees' stock transactions	55,406	28,266	18,157
Changes in assets and liabilities:
Accounts receivable	32,491	(11,519)	63,813
Inventories	(5,223)	(10,738)	15,998
Other assets	2,299	19,132	19,722
Accounts payable	(6,867)	(7,885)	(11,954)
Other liabilities	(16,345)	46,086	36,984

Net Cash Provided by Operating Activities	102,046	279,204	198,917

Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net of cash acquired	—	(171,931)	(34,126)
Purchases of property and equipment	(31,641)	(19,019)	(36,361)
Purchases of other investments	(1,350)	(4,429)	—
Net proceeds from sale of PTS	—	—	75,999
Net proceeds from sale of properties	43,693	18,518	—
Purchases of marketable securities	(494,866)	(1,075,512)	(816,262)
Sales of marketable securities	436,239	759,079	403,358
Maturities of marketable securities	130,492	358,313	456,771

Net Cash Provided by (Used for) Investing Activities	82,567	(134,981)	49,379

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	20,949	114,126	33,098
Net proceeds from the issuance of equity contracts	3,849	7,391	—
Repurchases of common stock	(187,552)	(377,518)	(200,224)
Principal payments on debt	—	(5,504)	(5,550)

Net Cash Used for Financing Activities	(162,754)	(261,505)	(172,676)

Net Cash Provided by (Used for) Discontinued Operations	5,266	(19,779)	14,777

Net Increase (Decrease) in Cash and Cash Equivalents	27,125	(137,061)	90,397
Cash and Cash Equivalents at Beginning of Year	180,519	317,580	227,183

Cash and Cash Equivalents at End of Year	$207,644	$180,519	$317,580

See accompanying notes.

F–3

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings
	Shares	Amount				Total
Balance, March 31, 1998	113,981	$114	$295,263	$—	$609,368	$904,745
Net loss	—	—	—	—	(13,293)	(13,293)
Sale of common stock under employee purchase and option plans	3,250	3	33,095	—	—	33,098
Income tax benefits of employees' stock transactions	—	—	18,157	—	—	18,157
Stock-based compensation	—	—	13,878	—	—	13,878
Issuance of common stock in connection with acquisition	1,207	2	34,339	—	—	34,341
Repurchases of common stock	(12,931)	(13)	(200,211)	—	—	(200,224)

Balance, March 31, 1999	105,507	106	194,521	—	596,075	790,702
Components of comprehensive income:
Net income	—	—	—	—	170,789	170,789
Change in unrealized gain on available-for-sale investments	—	—	—	51,800	—	51,800

Total comprehensive income						222,589

Sale of common stock under employee purchase and option plans	8,238	8	114,118	—	—	114,126
Income tax benefits of employees' stock transactions	—	—	28,266	—	—	28,266
Deferred stock-based compensation related to discontinued operations	—	—	2,593	—	—	2,593
Issuance of common stock in connection with acquisitions	392	1	67,138	—	—	67,139
Issuance of warrants to Agilent Technologies, Inc.	—	—	37,100	—	—	37,100
Net premiums from sales/purchases of equity contracts	—	—	11,240	—	—	11,240
Conversion of 4 3/4% Subordinated Convertible Notes	4	—	200	—	—	200
Repurchases of common stock	(11,442)	(12)	(396,641)	—	—	(396,653)

Balance, March 31, 2000	102,699	103	58,535	51,800	766,864	877,302
Components of comprehensive loss:
Net income			—	—	39,643	39,643
Changes in unrealized gain on available-for-sale investments	—	—	—	(47,585)	—	(47,585)

Total comprehensive loss						(7,942)

Sale of common stock under employee purchase and option plans	1,876	2	20,947	—	—	20,949
Income tax benefits of employees' stock transactions	—	—	55,406	—	—	55,406
Deferred stock-based compensation related to discontinued operations	—	—	1,232	—	—	1,232
Repurchases of common stock	(5,500)	(6)	(76,398)	—	(92,013)	(168,417)

Balance, March 31, 2001	99,075	$99	$59,722	$4,215	$714,494	$778,530

See accompanying notes.

F–4

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

    The consolidated financial statements include the accounts of Adaptec, Inc. and all of its wholly-owned subsidiaries (collectively the "Company") after elimination of intercompany transactions and balances. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off the Software segment, Roxio, Inc., into a fully independent and separate company (Note 2). As a result of the spin-off, the historical consolidated financial statements of the Company have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

    During fiscal 2000, the Company purchased Distributed Processing Technology, Corp. ("DPT"). The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of DPT and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of the purchase date through the end of the current period. There were no significant differences between the accounting policies of the Company and DPT (Note 9).

    Certain items previously reported in specific financial statement captions have been reclassified to conform with current presentation.

Foreign Currency Translation

    For foreign subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the year. Exchange gains and losses arising from translation of foreign entity financial statements have not been material to the Company's operating results for the periods presented.

    For foreign subsidiaries whose functional currency is the U.S. dollar, certain assets and liabilities are remeasured at the year-end or historical rates as appropriate. Revenues and expenses are remeasured at the average rates during the year. Currency transaction gains and losses are recognized in current operations and have not been material to the Company's operating results for the periods presented.

Derivative Financial Instruments

    The Company enters into foreign currency contracts from time to time in order to reduce the impact of certain foreign currency fluctuations. Certain firmly committed transactions denominated in foreign currencies are occasionally hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized as income when the hedged transaction occurs and have been less than $1.0 million for all periods presented. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. The amounts potentially subject to credit risk relating to forward exchange contracts, arising from the possible inability of counterparties to meet the

F–5

terms of their contracts, are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company.

    The Company controls credit and market risk associated with derivative instruments it holds by monitoring its position and quality of its counterparties, consisting primarily of major financial institutions. No forward exchange contracts were outstanding as of March 31, 2001 and 2000.

    The Company enters into equity contracts from time to time with independent third parties. The Company does not hold or issue equity contracts for trading or speculative purposes. Premiums received upon the sale of equity contracts and premiums paid upon the purchase of equity contracts are recorded in additional paid-in capital. The settlement terms of the equity contracts include physical settlement, cash settlement or net-share settlement at the option of the Company. No equity contracts were outstanding as of March 31, 2001.

Stock-Based Compensation

    The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's common stock on the grant date. Accordingly, no compensation expense has been recognized in the Company's Consolidated Statements of Operations, except as described in Note 15 under the caption "Stock-Based Compensation."

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant.

Fair Value of Financial Instruments

    For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair market value due to their short maturities. The estimated fair value of the Company's 4 3/4% Convertible Subordinated Notes was $196.2 million and $214.1 million as of March 31, 2001 and 2000, respectively, and was based on quoted market prices.

Cash Equivalents and Marketable Securities

    Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Marketable securities are classified as available-for-sale and are reported at fair market value with unrealized gains and losses, net of income tax, recorded in "Accumulated other comprehensive income, net of tax" as a separate component of the stockholders' equity on the

F–6

Consolidated Balance Sheets. Gains and losses on securities sold are determined based on the average cost method and are included in "Interest and other income" in the Consolidated Statements of Operations. Unrealized losses that are other than temporary are recognized in net income. The Company does not hold its securities for trading or speculative purposes.

    As of March 31, 2001, all of the Company's available-for-sale marketable securities were held by its Singapore subsidiary. If the Company repatriates cash from the Singapore subsidiary to the U.S. parent company, additional income taxes will be incurred from the repatriation.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company invests in marketable securities including municipal bonds, corporate bonds and government securities, all of which are of high investment grade. Cash, cash equivalents and marketable securities are maintained with high-quality institutions. The Company, by policy, limits the amount of credit exposure through diversification and management regularly monitors the composition of its investment portfolio for compliance with the Company's investment policies.

    The Company sells its products to original equipment manufacturers ("OEMs") and distributors throughout the world. Sales to customers are predominantly denominated in U.S. dollars and, as a result, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable.

Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

    Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations, excluding business process reengineering costs as defined by EITF No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Capitalized internal-use software costs primarily include licenses fees, consulting fees and any associated direct labor costs and are amortized over the estimated useful life of the project, typically a three to five-year period.

Goodwill and Other Intangibles

    Goodwill and other intangibles are amortized on a straight-line basis over their estimated useful lives. Accumulated amortization for goodwill and other intangibles was $68.9 million and $16.6 million as of March 31, 2001 and 2000, respectively. During fiscal 1999, the Company wrote off unamortized goodwill of $0.6 million and an intangible asset of $1.2 million associated with restructuring activities (Note 11), and relieved unamortized goodwill of $22.5 million and an intangible asset of $1.7 million associated with the

F–7

sale of the Peripheral Technology Solutions ("PTS") business lines (Note 10). Goodwill and other intangible assets are evaluated periodically for potential impairment based on the future estimated cash flows of the acquired assets and technology. During fiscal 2001, the Company wrote off an intangible asset of $28.2 million due to identified impairments (Note 16).

Other Long-Term Assets

    The Company's other long-term assets primarily include advance payments to Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"), minority investments and a patent license fee due to a third party. The advance payments to TSMC were made in exchange for guaranteed wafer fabrication capacity through December 31, 2004 (Note 7). The advance payments are reduced as wafers are purchased from TSMC during each period. The Company classifies only those payments expected to be utilized within one year as current assets and the remaining payments are classified as other long-term assets. Minority investments include investments in certain nonpublic companies (Note 10). The patent license fee represents a license fee for the use of certain of the third party's patents through June 30, 2004 (Note 18). The Company classifies only the patent license fee that will be amortized within one year as a current asset and the remaining patent license fee is classified as a long-term asset. These long-term assets are evaluated periodically for potential impairment. No impairments have been identified or recorded in any periods presented.

Revenue Recognition

    The Company's policy is to recognize revenue from product sales upon shipment from the Company, provided evidence of an arrangement exists, shipments are FOB shipping point, the price is fixed or determinable and collectibility is reasonably assured. During fiscal 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements. Adoption of SAB No. 101 had no material impact on the Company's reported revenues and results of operations.

    The Company's distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits its distributors to return products in certain circumstances, generally during periods of product transition. The Company establishes allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." These allowances are recorded as direct reductions of revenue and accounts receivable.

    The Company's software revenue recognition policy is in accordance with Statement of Position No. 97-2, "Software Revenue Recognition." The Company's discontinued segment, Roxio, sells its software products through two channels: OEMs and distributors. For software product sales to distributors, revenue is recognized upon product shipment to the distributors provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. For software product sales to OEMs, revenue is recognized upon product shipment and based on royalty reports from the OEMs, provided that all fees are fixed and determinable, evidence of an arrangement exists and collectibility is probable. Costs related to post-contract support obligations, which primarily include telephone support for certain products, are recognized at the time of shipment and have been insignificant to date.

F–8

Product Development Costs

    The Company's policy is to capitalize internally developed software costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Such internal software development costs have not been material to date.

Comprehensive Income (Loss)

    The Company's comprehensive income (loss) consists of net income and changes in unrealized gains on available-for-sale securities, net of tax. The realization of these gains depends on the market value of the securities which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which defers the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial position or results of operations.

Note 2. Discontinued Operations—Software Segment

    In June 2000, the Company announced a plan to spin off its Software segment, Roxio, in the form of a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable compact discs. In February 2001, Roxio filed a Registration Statement on Form 10 for the Company's distribution of the shares of Roxio's common stock to the Company's stockholders. On April 12, 2001, the Company's Board of Directors formally approved the plan to spin off Roxio and declared a dividend of the shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. The distribution of the shares of Roxio's common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the shares of Roxio's common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of the outstanding warrants held by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 16).

    As a result of the spin-off, the historical consolidated financial statements of the Company have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30. Accordingly, the net revenues, costs and expenses, assets and liabilities, and cash flows of Roxio have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net income, net assets and net cash flows of Roxio have been reported as "discontinued operations" in the accompanying financial statements.

F–9

    For the period from April 12, 2001 (the date on which the Board of Directors approved the spin-off) to May 11, 2001 (the date of distribution), the Company incurred a loss, net of tax, of $5.8 million in connection with the disposal of Roxio. This loss represents Roxio's net income during this period less total costs incurred to effect the spin-off. In accordance with APB Opinion No. 30, the Company reflected this loss under "Net loss on disposal of discontinued operations" in the Consolidated Statement of Operations for the year ended March 31, 2001. In addition, the operating results of Roxio for the period from April 1, 2001 to April 11, 2001 will be reflected under "Net income/loss from discontinued operations" in the Consolidated Statement of Operations for the three month period ended June 30, 2001.

    Net revenues and the components of net income related to the discontinued operations were as follows:

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Net revenues	$122,099	$77,776	$45,417

Income from discontinued operations before provision for income taxes	$7,562	$11,224	$9,049
Provision for income taxes	4,669	4,716	1,895

Net income from discontinued operations	$2,893	$6,508	$7,154

    The components of net assets related to the discontinued operations were as follows:

	March 31,
	2001	2000
	(in thousands)
Current assets	$38,676	$17,198
Property and equipment, net	2,770	972
Goodwill and other intangibles	22,928	37,234
Current liabilities	(20,221)	(6,531)
Deferred stock-based compensation	—	2,444

Net assets of discontinued operations	$44,153	$51,317

F–10

Note 3. Marketable Securities

    The Company's portfolio of marketable securities at March 31, 2001 was as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Corporate bonds	$292,854	$4,644	$(292)	$297,206
U.S. government securities	155,380	2,826	(40)	158,166

Total available-for-sale securities	448,234	7,470	(332)	455,372
Less amounts classified as cash equivalents	11,575	112	—	11,687

Total	$436,659	$7,358	$(332)	$443,685

    The Company's portfolio of marketable securities at March 31, 2000 was as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Debt Securities:
Municipal bonds	$71,699	$139	$(249)	$71,589
Corporate bonds	219,213	153	(1,338)	218,028
U.S. government securities	122,412	11	(1,318)	121,105

Total debt securities	413,324	303	(2,905)	410,722
Equity securities (Note 10)	11,388	88,983	—	100,371

Total available-for-sale securities	424,712	89,286	(2,905)	511,093
Less amounts classified as cash equivalents	28,872	49	—	28,921

Total	$395,840	$89,237	$(2,905)	$482,172

    Sales of marketable securities resulted in gross realized gains of $113.8 million and gross realized losses of $0.9 million during fiscal 2001. The gross realized gains and losses on the sales of marketable securities were immaterial in fiscal 2000 and 1999.

    The amortized cost and estimated fair value of investments in debt securities at March 31, 2001, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$208,690	$210,337
Mature after one year through three years	239,544	245,035

Total	$448,234	$455,372

F–11

Note 4. Balance Sheets Details

Inventories

	March 31,
	2001	2000
	(in thousands)
Raw materials	$25,789	$21,692
Work-in-process	15,867	11,662
Finished goods	31,125	34,204

Total	$72,781	$67,558

Property and Equipment

		March 31,
	Life	2001	2000
	(in thousands)
Land	—	$13,086	$17,004
Buildings and improvements	5 - 40 years	54,665	71,768
Machinery and equipment	3 - 5 years	77,755	75,146
Furniture and fixtures	3 - 7 years	71,316	69,288
Leasehold improvements	Life of lease	3,221	3,930
Construction in progress	—	7,398	3,125

		227,441	240,261
Accumulated depreciation and amortization		(119,807)	(106,011)

Total		$107,634	$134,250

Other Long-Term Assets

	March 31,
	2001	2000
	(in thousands)
TSMC advance payments	$28,400	$16,800
Minority investments	12,708	11,358
Patent license fee	2,567	6,067
Other	4,231	6,143

Total	$47,906	$40,368

F–12

Accrued Liabilities

	March 31,
	2001	2000
	(in thousands)
Tax related	$95,635	$100,689
Acquisition related	18,500	18,672
Accrued compensation and related taxes	17,951	24,424
Accrued royalty fees	16,290	5,506
Sales and marketing related	3,791	7,446
Stock repurchase related	—	19,135
Other	16,861	13,074

Total	$169,028	$188,946

Note 5. Lines of Credit

    In March 2000, the Company amended its revolving line of credit to extend the term through March 2001 and to increase the maximum borrowing capacity to $80.0 million. No borrowings were outstanding under the line of credit as of March 31, 2000. Under the arrangement, the Company was required to maintain certain financial ratios among other restrictive covenants. As of December 31, 2000, the Company did not meet the requirement of the minimum fixed charge ratio covenant. The Company decided to forego the cost of obtaining a waiver on the covenant and terminated the line of credit in February 2001.

    Subsequent to March 31, 2001, the Company obtained an unsecured $20.0 million revolving line of credit in May 2001. The line of credit has a term through July 2002 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the LIBOR. In addition, the Company will be charged for a fee equal to 0.15% per annum on the average daily unused amount of the line of credit.

    In December 1999, in conjunction with the purchase of DPT (Note 9), the Company assumed a $10.0 million revolving line of credit, of which $5.5 million was outstanding. The line of credit was paid in full in December 1999 and the Company terminated this line of credit in January 2000.

Note 6. Long-Term Liability

    In February 1997, the Company issued $230.0 million of 4 3/4% Convertible Subordinated Notes (the "Notes") due on February 1, 2004. The Company received net proceeds of $223.9 million. The Notes provide for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the Notes were entitled to convert the Notes into common stock at a conversion price of $51.66 per share through February 1, 2004. The Notes are redeemable, in whole or in part, at the option of the Company, at any time at declining premiums to par. Debt issuance costs are amortized ratably over the term of the Notes. During fiscal 2000, a noteholder converted $0.2 million of the Notes into 3,871 shares of the Company's common stock.

F–13

    As a result of the Roxio spin-off (Note 2) subsequent to year end and in accordance with the terms of the Notes' Indenture, the conversion price was adjusted to $38.09. The adjusted conversion price was determined by multiplying $51.66, the original conversion price, by a ratio equal to (1) the difference between the current market price of the Company's common stock, as defined in the Indenture, and the fair market value of Roxio's common stock as determined by the Company's Board of Directors, (2) divided by the current market price of the Company's common stock.

Note 7. TSMC Agreements

    During fiscal 1996, the Company entered into the Option I and Option II Agreements with TSMC. These Option Agreements provide the Company with guaranteed capacity for wafer fabrication in exchange for advance payments by the Company. The Company reflects the advance payments as either prepaid expenses or other long-term assets based upon the amount expected to be utilized in the next year. As the minimum number of wafer units is purchased each year from TSMC, the prepayment is reduced at a specified amount per wafer unit. The Company utilized $8.4 million of the prepayments in both fiscal 2001 and 2000. The advance payments expected to be realized in the next year of $8.4 million were classified in "Prepaid expenses" in the Consolidated Balance Sheet as of March 31, 2001. The remaining advance payments of $28.4 million were classified in "Other long-term assets" and are expected to be realized by the Company during the remaining term of the Option II Agreement.

    In fiscal 1999, in response to declining demand for the Company's products, the Company and TSMC amended the Option Agreements. The term of the Option II Agreement was extended by two years through December 31, 2002. Additionally, TSMC agreed to refund the Company $5.4 million of advanced payments made under the Option I and Option II Agreements, paid in four equal quarterly installments beginning in January 1999. No other terms or conditions were amended.

    In fiscal 2000, the Option I Agreement expired. In addition, the Company and TSMC amended the Option II Agreement, whereby the Company paid TSMC an additional $20.0 million in advance payments to secure guaranteed capacity for wafer fabrication through December 31, 2004. No other terms or conditions were amended.

    In fiscal 2001, the Company and TSMC further amended the Option II Agreement, whereby both the minimum number of wafer units to be purchased by the Company and the amount of credit applied against the prepayments for each wafer unit purchased were amended for calendar year 2001.

Note 8. Statements of Operations

    Other charges included (Note 12):

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Acquisition-related charges	$—	$—	$21,463
Asset impairment charges	28,211	—	3,989
Other charges	—	—	3,405

Total	$28,211	$—	$28,857

F–14

    Interest and other income included:

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Interest income	$34,126	$32,207	$33,459
Gain on sale of properties (Note 13)	9,085	3,513	1,600
Gain on sale of JNI common stock (Note 10)	112,686	—	—
Warrants received (Note 10)	(440)	11,360	—

Total	$155,457	$47,080	$35,059

Note 9. Business Combinations

    DPT:  In December 1999, the Company purchased DPT, a supplier of high-performance storage solutions, including RAID controllers and storage subsystems, for $185.2 million in cash and assumed stock options valued at $51.8 million using the Black-Scholes valuation model. As part of the purchase agreement, $18.5 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback amount was intended to be paid for such unknown liabilities or to the seller within twelve months from the acquisition date and was included as part of the purchase price. The holdback amount remained outstanding and was included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2001 (Note 18). Additionally, the Company incurred $1.1 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

    The Company accounted for the acquisition of DPT using the purchase method of accounting. The allocation of the Company's purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

(in thousands)
Net tangible assets	$4,200
In-process technology	16,739
Goodwill and other intangible assets:
Goodwill	147,887
Purchased technology	38,621
Covenant not to compete	9,332
Distribution network	9,292
Acquired employees	6,832
OEM relationships	5,190

217,154

Net assets acquired	$238,093

    The net tangible assets acquired were comprised primarily of inventory, property and equipment and receivables, offset by accrued liabilities, including amounts due under a line of credit (Note 5). The acquired in-process technology was written off in the third quarter of fiscal 2000. The estimated weighted average useful life of the goodwill and other intangible assets, created as a result of the acquisition of DPT, is approximately four years.

F–15

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    If the Company had acquired DPT at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

	Years Ended March 31,
	2000	1999
	(in thousands, except per share amounts)
Net revenues	$762,397	$674,433
Net income (loss)	$138,481	$(82,132)
Net income (loss) per share:
Basic	$1.34	$(0.75)
Diluted	$1.26	$(0.75)

    The Company leases one of its buildings in Florida at "arms-length" prices from a former stockholder of DPT, who is also a relative of a former officer and stockholder of DPT. This former officer and stockholder of DPT was also a former officer of the Company. The Company paid $110,000 and $27,000 for rent expense to the related party in fiscal 2001 and for the three month period ended March 31, 2000, respectively.

    Ridge:  In May 1998, the Company purchased Ridge Technologies, Inc. ("Ridge") for 1,241,538 shares of the Company's common stock valued at $21.2 million and assumed stock options valued at $13.1 million. The options assumed were valued using the Black-Scholes valuation model. Additionally, the Company incurred $0.8 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisition, which were included as part of the purchase price of the transaction. The acquired in-process technology was valued at $39.4 million and was written off in the first quarter of fiscal 1999. In August 1998, the Company exited the storage subsystems business line (Note 11), abandoned the in-process technology projects (these projects remained incomplete from the date of acquisition through abandonment) and wrote off the remaining unamortized goodwill of $0.6 million and an intangible asset (workforce in place) of $1.2 million associated with Ridge.

    ADI:  In April 1998, the Company purchased read channel and preamplifier ASIC technologies ("ASIC technologies") from Analog Devices, Inc. ("ADI") for $34.4 million in cash. The ASIC technologies were to be incorporated into the mainstream removable PTS business line upon completion. Grant Saviers, former Chairman and CEO of the Company, was a director of ADI at the time of the acquisition. The Company incurred $0.4 million in professional fees, including finance, accounting, legal and appraisal fees, related to the acquisition, which were included as part of the purchase price of the transaction. The acquired in-process technology was valued at $6.1 million and was written off in the first quarter of fiscal 1999. In January 1999, the Company sold the mainstream removable PTS business line (Note 10), including the in-process technology projects purchased from ADI (these projects remained incomplete from the date of acquisition through their disposition) and relieved the remaining unamortized goodwill of $18.3 million and an intangible asset (covenant not to compete) of $1.7 million associated with the ASIC technologies.

Note 10. Business Divestitures and Related Party Transactions

    JNI:  In November 1998, the Company entered into a definitive agreement with JNI Corporation ("JNI") whereby the Company agreed to contribute certain fibre channel technology, products and property and equipment to JNI related to the fibre channel business line. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock, which

F–16

represented a then 6.2% ownership in JNI, and three warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock for an aggregate price of $300 (the share amounts reflected a 70% reverse stock split effected by JNI in October 1999). If the warrants were fully exercised, the added shares would have represented a then additional 11.1% ownership of JNI by the Company. Exercisibility of the warrants was contingent upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

    In September 1999, pursuant to an offer from JNI, the Company exchanged an existing contingent warrant to purchase shares of JNI Series A Convertible Preferred Stock for an immediately exercisable warrant to purchase 840,000 shares of JNI Series A Convertible Preferred Stock. The two remaining contingent warrants expired unexercised on October 27, 1999, the effective date of JNI's initial public offering. Upon the closing of the public offering, the Series A Convertible Preferred Stock automatically converted into shares of common stock.

    As a result of the exchange of warrants described above, the Company recorded a gain of $10.9 million ($6.6 million net of income taxes) in the second quarter of fiscal 2000, reflecting the excess of the fair value of the warrant received over the carrying amount of the warrant surrendered. The Company valued the JNI warrant received using the Black-Scholes valuation model. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2000.

    In March 2000, the Company exercised the warrant on a net-share settlement basis, and received 839,998 additional shares of JNI common stock, resulting in a total ownership of 1,972,893 shares as of March 31, 2000. The Company's investment in JNI common stock was accounted for under the cost method, was considered available-for-sale and was included in "Marketable securities" in the Consolidated Balance Sheet as of March 31, 2000 (Note 3). As of March 31, 2000, the fair market value of the Company's investment in JNI common stock was $100.4 million and the Company owned 8.6% of the outstanding shares of JNI.

    During fiscal 2001, the Company sold all of its ownership of 1,972,893 shares of JNI common stock for a gain of $112.7 million. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2001. As of March 31, 2001, the Company did not hold any shares of JNI common stock.

    In addition to the investment in JNI, the Company agreed to provide JNI with certain manufacturing services and lease space to JNI in one of the Company's facilities at "arms-length" prices for a transitionary period of time. During fiscal 2001 and 2000, the Company billed JNI for manufacturing services and lease costs totaling $0 and $2.0 million, respectively. The Company and JNI also entered into a cross-license agreement whereby JNI would pay royalties on certain products and the Company would license certain technologies from JNI royalty-free. The Company did not recognize any royalty income from JNI during fiscal 2001 and 2000. As of March 31, 2001 and 2000, JNI owed the Company $0 and $44,000, respectively.

    Chaparral:  In November 1998, the Company entered into a definitive agreement with Chaparral Network Storage, Inc. ("Chaparral") whereby the Company agreed to contribute certain tangible and intangible assets related to the external storage business line. In exchange, Chaparral issued to the Company 2,928,361 shares of Series B Convertible Preferred Stock (the share amounts reflected a reverse

F–17

stock split effected by Chaparral in April 2000). The investment represented a then 19.9% ownership interest in Chaparral.

    In addition to the investment in Chaparral, the Company agreed to provide certain manufacturing services and lease space to Chaparral in one of the Company's facilities at "arms-length" prices. The Company and Chaparral also entered into a cross-license agreement whereby Chaparral would pay royalties on certain products. The Company also licensed certain technologies from Chaparral royalty-free in order to manufacture products for Chaparral. During fiscal 2001 and 2000, the Company billed Chaparral for manufacturing services and lease costs totaling $0.2 million and $1.4 million, respectively, and recorded royalty and product revenue of $0.3 million and $1.5 million, respectively. As of March 31, 2001 and 2000, Chaparral owed the Company $0 and $415,000, respectively.

    In March 2000, the Company entered in an integrated circuit ("IC") supply agreement with Chaparral, whereby the Company agreed to sell ICs to Chaparral. Upon execution of the agreement, the Company received a warrant to purchase 300,000 shares of Chaparral's common stock at $20 per share. The warrant was exercisable from December 1, 2000 to May 31, 2001. The warrant was valued at $0.4 million using the Black-Scholes valuation model. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2000. At March 31, 2001, the Company deemed the warrant to be unexercisable and the $0.4 million warrant value was written off. The warrant expired on May 31, 2001. The loss was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2001.

    The Company's carrying value of its investment in Chaparral of $0.5 million approximated fair value and was included in "Other long-term assets" in the Consolidated Balance Sheet as of March 31, 2001. Due to various stock issuances by Chaparral, the Company's ownership interest has decreased to 7.5% of the outstanding shares of Chaparral as of March 31, 2001. The Company accounts for its investment under the cost method.

    BroadLogic:  In December 1998, the Company entered into a definitive agreement with BroadLogic, Inc. ("BroadLogic") whereby the Company agreed to contribute certain tangible and intangible assets related to the satellite networking business line. In exchange for the assets, BroadLogic issued the Company 989,430 shares of Series A Convertible Preferred Stock, representing a then 19.9% ownership interest in BroadLogic. In addition, the Company received a warrant to purchase up to 982,357 shares of BroadLogic's common stock at $4 per share. The warrant is immediately exercisable and expires upon the earlier of December 2003 or immediately prior to an initial public offering.

    In addition to the investment in BroadLogic, the Company agreed to provide certain manufacturing services and lease space to BroadLogic in one of the Company's facilities. The Company and BroadLogic also entered into a royalty-free cross-license agreement. During fiscal 2001 and 2000, the Company billed BroadLogic for manufacturing services and lease costs totaling $0.7 million and $2.9 million, respectively. As of March 31, 2001 and 2000, BroadLogic owed the Company $35,600 and $60,000, respectively.

    In November 1999, in connection with BroadLogic's second round of equity financing, the Company purchased $2.4 million of BroadLogic's Series B Preferred Stock. BroadLogic completed a third round of financing in March 2001 in which the Company invested an additional $1.0 million in BroadLogic's Series C Preferred Stock.

    The Company's carrying value of its investment in BroadLogic of $4.1 million approximated fair value and was included in "Other long-term assets" in the Consolidated Balance Sheet as of March 31, 2001.

F–18

Due to the various issuances of capital stock by BroadLogic from the date of the Company's initial investment, the Company's ownership of BroadLogic's outstanding capital stock has decreased to 12.3% as of March 31, 2001. The Company accounts for its investment under the cost method.

    TI:  In November 1998, the Company entered into a definitive agreement with Texas Instruments, Inc. ("TI") under which certain assets of the Company's high-end PTS business line were sold to TI for approximately $8.5 million in cash proceeds. These assets included manufacturing and testing equipment with a net book value of $3.8 million and inventory with a carrying value of $0.3 million. The unamortized goodwill of $4.2 million associated with the acquisition of Western Digital's Connectivity Solutions Group was written off against the sale proceeds. Additionally, the Company incurred legal, accounting and consulting costs of $0.2 million. The Company received cash proceeds of $4.5 million upon consummation of the asset purchase agreement. The outstanding balance of $4.0 million was paid in two equal installments in February and May of 1999. The Company did not recognize a gain or loss on this transaction. The Company agreed to license certain technologies to TI for $3.7 million. The license payments were paid during the second quarter through the fourth quarter of fiscal 2000. In addition, TI agreed to pay royalties ranging from 2 – 5% on certain products for up to five years.

    ST:  In January 1999, the Company consummated an agreement with STMicroelectronics, Inc. ("ST") under which ST acquired certain assets and obtained certain intellectual property rights of the Company's mainstream removable PTS business line for an aggregate purchase price of $72.1 million in cash and $3.3 million in cost reimbursements. The assets included manufacturing and testing equipment with a net book value of $5.5 million and inventory with a carrying value of $2.3 million. The unamortized goodwill of $18.3 million and an intangible asset of $1.7 million associated with the purchase of ASIC technologies from ADI and certain other intangible assets of $1.6 million were written off against the sale proceeds. Additionally, the Company incurred severance and benefits costs of $12.0 million and legal, accounting and consulting costs of $2.5 million. The Company received all of the cash proceeds in January 1999 and recorded a gain of $10.0 million (net of taxes of $21.5 million) in the fourth quarter of fiscal 1999. The Company and ST also entered into a royalty-free cross-license agreement.

    If the Company had sold the PTS business line at the beginning of fiscal 1999, the Company's unaudited pro forma net revenues and net loss would have been $556.2 million and $6.7 million, respectively, in fiscal 1999.

    Alacritech:  During fiscal 1998, the Company purchased $1.0 million in preferred stock, and entered into a development and license agreement with Alacritech, a company whose founder and CEO, Larry Boucher, is also a founder and Chairman of the Board of Directors of the Company. During fiscal 1999, the Company and Alacritech agreed to terminate the development and license agreement. Two other directors of the Company are also directors of Alacritech. Subsequent to March 31, 2001, Mr. Boucher resigned from the Company's Board of Directors.

Note 11. Restructuring Charges

Fiscal 2001:

    In response to the continuing economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately

F–19

275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the U.S., 19% were based in Singapore and 3% were based in Belgium. The Company also eliminated approximately 175 open positions as a result of the restructuring. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2002. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

    The following table sets forth an analysis of the components of the restructuring charge recorded in the fourth quarter of fiscal 2001 and payments made against the reserve:

Fiscal 2001 Fourth Quarter	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	$3,819	$—	$1,604	$5,423

Fiscal 1999:

    During fiscal 1999, the Company recorded $39.9 million in restructuring charges, including $21.6 million of severance and benefits ($3.9 million in non-cash stock-based compensation charges—Note 15), $13.5 million of asset write-offs and $4.8 million in other charges.

    In the first quarter of fiscal 1999, in connection with management's plan to reduce costs, improve operating efficiencies and divest the satellite networking business line, the Company recorded a restructuring charge of $8.8 million. The Company continues to hold a minority interest in BroadLogic, the company that acquired the satellite networking business line (Note 10). The restructuring charge was comprised primarily of severance and benefits of $6.8 million related to the involuntary termination of approximately 550 employees, primarily in manufacturing and engineering functions, of which approximately 36% were based in the U.S. and the remainder were based in Singapore. Additionally, the Company wrote off machinery and equipment, primarily consisting of production and test equipment, with a net book value of $1.0 million that was deemed unnecessary due to the reductions in workforce. The machinery and equipment was taken out of service and disposed during the second quarter of fiscal 1999.

F–20

The Company incurred $1.0 million in legal, consulting and accounting charges related to this restructuring.

    The Company recorded a net reduction to the fiscal 1999 first quarter restructuring provision of $1.4 million in the second quarter of fiscal 1999 and a net increase of $0.2 million in the fourth quarter of fiscal 1999. The adjustments reflected changes to the anticipated expenses as actual costs became known. As a result, severance and benefits costs were reduced by $0.6 million, and legal, accounting and consulting costs were reduced by $0.9 million. Additionally, the Company identified an additional $0.3 million of assets deemed unnecessary due to the first quarter restructuring activities.

    The following table sets forth an analysis of the components of the restructuring charge recorded in the first quarter of fiscal 1999 and subsequent adjustments and payments made against the reserve:

Fiscal 1999 First Quarter	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,800	$—	$—	$6,800
Property and equipment write-offs	—	950	—	950
Other charges	—	—	1,050	1,050

Total	6,800	950	1,050	8,800
Cash paid	(5,586)	—	(201)	(5,787)
Non-cash charges	(571)	(1,230)	—	(1,801)
Provision adjustment	(643)	280	(849)	(1,212)

Reserve balance at March 31, 1999	$—	$—	$—	$—

    In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $26.0 million. This charge was a direct result of management's decision to refocus the business and divest certain unprofitable business activities including storage subsystems (primarily those business activities purchased in connection with the Ridge transaction—Note 9), fibre channel, external storage and high-end peripheral technology solutions. The Company continues to hold a minority interest in Chaparral, the company which acquired the external storage business line (Note 10).

    The second quarter restructuring charge was comprised primarily of severance and benefits of $9.2 million related to the involuntary termination of approximately 300 U.S. employees, primarily in engineering functions. The Company wrote off machinery and equipment (primarily design and development equipment), furniture and fixtures, and leasehold improvements with a net book value of $4.4 million, $1.7 million and $1.5 million, respectively. The assets were taken out of service and disposed during the second quarter of fiscal 1999. These assets were deemed unnecessary due to business divestitures and related reductions in workforce. Additionally, the Company wrote down test equipment by $0.9 million to its estimated realizable value of $2.1 million, based on its estimated sales value, and subsequently sold it in the third quarter of fiscal 1999. In addition, the Company wrote off and scrapped inventory and other assets, including goodwill associated with the storage subsystems business line, with net book values of $1.0 million and $2.0 million, respectively. The Company accrued for contractual obligations of $3.7 million, lease costs of $0.9 million and legal, consulting and accounting costs of $0.6 million related to the restructuring. The contractual obligations primarily related to non-cancelable

F–21

purchase commitments including approximately $1.6 million of equipment (e.g., development equipment and computer equipment) and $2.1 million of prototype products. The lease costs included lease termination costs and estimated future obligations for non-cancelable lease payments for excess facilities in Northern and Southern California that were vacated due to the reductions in workforce.

    The Company recorded adjustments to the fiscal 1999 second quarter restructuring provision of $1.4 million in the fourth quarter of fiscal 1999. The adjustments related primarily to favorable negotiations with vendors surrounding contractual obligations where the Company successfully cancelled outstanding purchase orders and reduced cancellation fees for a total of $1.8 million, offset in part by additional legal, consulting and accounting charges of $0.2 million and additional lease costs of $0.4 million. Additionally, the adjustments included an increase in severance and benefits costs of $0.2 million, as actual costs were higher per person than anticipated, and a $0.4 million decrease related to proceeds from the sale of previously written-off furniture and fixtures and leasehold improvements.

    The following table sets forth an analysis of the components of the restructuring charge recorded in the second quarter of fiscal 1999 and subsequent adjustment and payments made against the reserve:

Fiscal 1999 Second Quarter	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$9,231	$—	$—	$9,231
Inventory write-offs	—	984	—	984
Property and equipment write-offs	—	8,484	—	8,484
Contractual obligations	—	—	3,742	3,742
Accrued lease costs	—	—	927	927
Goodwill and other assets write-offs	—	2,005	—	2,005
Other charges	—	—	605	605

Total	9,231	11,473	5,274	25,978
Cash paid	(8,617)	—	(3,602)	(12,219)
Non-cash charges	(760)	(11,014)	—	(11,774)
Provision adjustment	243	(459)	(1,190)	(1,406)

Reserve balance at March 31, 1999	97	—	482	579
Cash paid	(97)	—	(404)	(501)

Reserve balance at March 31, 2000	—	—	78	78
Cash paid	—	—	(78)	(78)

Reserve balance at March 31, 2001	$—	$—	$—	$—

F–22

    In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $7.8 million. This charge resulted from a reduction in the infrastructure that supported business lines divested during fiscal 1999 (Note 10). The restructuring charge was comprised primarily of severance and benefits of $6.0 million related to the involuntary termination of approximately 125 employees in various functions, including manufacturing, sales and administration. Most of these positions were based in the U.S. The Company wrote off and disposed of equipment, primarily office equipment, with a net book value of $1.2 million deemed unnecessary due to the reductions in workforce during the fourth quarter of fiscal 1999. Additionally, the Company accrued for lease costs of $0.2 million and legal, consulting and accounting charges of $0.4 million related to the restructuring. The lease costs pertained to lease termination costs for excess facilities in Washington that were vacated due to the reductions in workforce.

    The following table sets forth an analysis of the components of the restructuring charge recorded in the fourth quarter of fiscal 1999 and payments made against the reserve:

Fiscal 1999 Fourth Quarter	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,982	$—	$—	$5,982
Property and equipment write-offs	—	1,245	—	1,245
Accrued lease costs	—	—	190	190
Other charges	—	—	354	354

Total	5,982	1,245	544	7,771
Cash paid	(2,051)	—	—	(2,051)
Non-cash charges	(2,561)	(1,245)	—	(3,806)

Reserve balance at March 31, 1999	1,370	—	544	1,914
Cash paid	(1,189)	—	(544)	(1,733)

Reserve balance at March 31, 2000	181	—	—	181
Cash paid	(181)	—	—	(181)

Reserve balance at March 31, 2001	$—	$—	$—	$—

Note 12. Other Charges

    Acquisition-Related Charges:  In fiscal 1998, the Company entered into an agreement to purchase all of the outstanding stock of Symbios, Inc., a wholly-owned subsidiary of Hyundai Electronics America ("HEA"). In fiscal 1999, the Company and HEA mutually agreed to terminate the agreement. The Company paid a $7.0 million termination fee and approximately $6.7 million in non-consummation fees to HEA. Additionally, the Company incurred approximately $7.8 million in other acquisition-related charges, including legal, consulting and other costs. The Company expensed the entire $21.5 million in fees associated with this terminated acquisition in fiscal 1999.

    Asset Impairment Charges:  The Company regularly evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on

F–23

these evaluations, the Company recorded asset impairment charges of $28.2 million (Note 16) and $4.0 million in fiscal 2001 and 1999, respectively.

    The asset impairment charge in fiscal 1999 related to approximately $1.4 million in manufacturing equipment, specifically testing equipment located in Singapore, deemed unnecessary due to non-temporary declines in production volume, and the write-off of approximately $2.6 million of non-trade related receivables. As of the second quarter of fiscal 1999, net revenues had been declining over the previous four quarters. Further, the Company was divesting business lines and did not believe that production volumes would return to levels necessary to fully utilize the manufacturing equipment. Accordingly, the testing equipment was taken out of service, written down to zero, and disposed in the second quarter of fiscal 1999.

    Other Charges:  In fiscal 1999, the Company recorded executive termination costs of $3.4 million related to three executives whose employment was terminated during the fiscal year. The costs consisted of $1.9 million in severance and benefits and $1.5 million in non-cash stock compensation charges resulting from an amendment to one of the executives' option agreements. The severance and benefits were paid to two of the executives upon their termination and the third executive's severance and benefits were paid over a two-year term which commenced in the second quarter of fiscal 1999. The option agreements for one of the terminated executives were amended to allow the vesting of the options to continue for two years subsequent to the date of termination of employment.

Note 13. Assets Held for Sale

    The Company sold certain properties in each of fiscal 2001, 2000 and 1999. During fiscal 2001, the Company sold land in California, and land and a building in Colorado, resulting in a total gain of $9.1 million. During fiscal 2000, the Company sold land in California, resulting in a gain of $3.5 million. During fiscal 1999, the Company sold land in California, resulting in a gain of $1.6 million (net proceeds from this sale were received in April 1999). All gains from the sale of these properties were included in "Interest and other income" in the Consolidated Statements of Operations.

    As of March 31, 2001, the Company included in "Other current assets" in the Consolidated Balance Sheet $0.9 million in assets held for sale representing a parcel of land and a building in Florida. The Company has entered into a contract to sell the Florida land and building and expects to consummate the sale in fiscal 2002. Additionally, manufacturing equipment in the amount of $0.5 million was transferred from "Property and equipment" to assets held for sale in connection with the fiscal 2001 restructuring plan (Note 11). Assets held for sale also included other manufacturing equipment of $0.3 million, which is expected to be sold in fiscal 2002.

Note 14. Net Income (Loss) Per Share

    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased upon the exercise of stock options.

F–24

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Years Ended March 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$42,557	$164,281	$(20,447)
Net income from discontinued operations	2,893	6,508	7,154
Net loss on disposal of discontinued operations	(5,807)	—	—

Net income (loss)	$39,643	$170,789	$(13,293)

Denominator:
Weighted average shares outstanding—basic	99,403	103,427	110,127
Effect of dilutive securities:
Employee stock options and other	1,961	6,284	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	101,364	109,711	110,127

Net income (loss) per share—basic:
Continuing operations	$0.43	$1.59	$(0.19)
Discontinued operations	$(0.03)	$0.06	$0.06
Net income (loss) per share—diluted:
Continuing operations	$0.42	$1.50	$(0.19)
Discontinued operations	$(0.03)	$0.06	$0.06

    Options to purchase 13,540,000 and 563,000 shares of common stock were not included in the computation of diluted shares for the years ended March 31, 2001 and 2000, respectively, because the options' exercise prices were greater than the average market price of the common shares for the respective years. For the year ended March 31, 1999, all outstanding options to purchase 18,384,000 shares of common stock were excluded from the computation of diluted net loss per share because they were anti-dilutive.

    The conversion of 4,448,000, 4,448,000 and 4,452,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes was not included in the computations of net income (loss) per share for the years ended March 31, 2001, 2000 and 1999, respectively, because they were anti-dilutive.

    During fiscal 2001 and 2000, the Company entered into several equity contracts pertaining to its own stock (Note 15). The impact of these equity contracts on earnings per share was immaterial. As of March 31, 2001, the Company did not have equity contracts pertaining to its own stock outstanding.

Note 15. Stockholders' Equity

Employee Stock Purchase Plan

    The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 Employee Stock Purchase Plan ("ESPP"). Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the common stock at the beginning or ending of the offering period, whichever is lower. Prior to March 31,

F–25

1998, the offering period was three months. During fiscal 1999, the Company amended the ESPP to extend the offering period to six months. During fiscal 2001, the Company further amended the ESPP to extend the offering period from six months to twenty four months, beginning in August 2000. Purchases will continue to be made every six months. Under the ESPP, 516,000, 282,000 and 770,000 shares were issued during fiscal 2001, 2000 and 1999, representing approximately $6.8 million, $6.1 million and $6.6 million in employees' contributions, respectively.

Stock Option Plans—Employees

    2000 Nonstatutory Stock Option Plan:  During the third quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Nonstatutory Stock Option Plan and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Nonstatutory Stock Option Plan provides for granting of nonqualified stock options to employees of the Company at prices of at least 100% of fair market value on the date of grant. Stock options granted under this plan are for periods not to exceed ten years and generally become fully vested and exercisable over a two to four-year period. Officers and directors are not eligible to participate in this plan.

    1999 Stock Option Plan:  During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Option Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock, plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Option Plan as of the date of stockholder approval, plus (c) any shares returned to the 1990 Stock Option Plan as a result of termination of options under the 1990 Stock Option Plan after the date of stockholder approval of the 1999 Stock Option Plan.

    The 1999 Stock Option Plan provides for granting of incentive and nonstatutory stock options to employees, consultants and directors of the Company. Options granted under this plan are for periods not to exceed ten years, and are granted at prices not less than 100% and 75% for incentive and nonstatutory stock options, respectively, of the fair market value on the date of grant. Generally, stock options become fully vested and exercisable over a four-year period.

    1990 Stock Option Plan:  The Company's 1990 Stock Option Plan allowed the Board of Directors to grant to employees, officers, and consultants incentive and nonstatutory options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights did not exceed ten years from the date of grant. The Company has issued all stock options under this plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period. In March 1999, the Company amended the 1990 Stock Option Plan to permit non-employee directors of the Company to participate in this plan. The annual grant to the Board of Directors was made on March 31, 1999, under this plan. Upon stockholder approval of the 1999 Stock Option Plan, the 1990 Stock Option Plan was terminated with respect to new option grants.

    DPT Stock Option Plan:  In connection with the acquisition of DPT in fiscal 2000 (Note 9), each outstanding stock option under the DPT Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.7133. As a result, outstanding options to purchase 1,131,000 shares of the Company's common stock were assumed. No further options may be granted under the DPT Stock Option Plan.

F–26

    Wild File Stock Option Plans:  In connection with the acquisition of Wild File, Inc. ("Wild File") by Roxio in fiscal 2000, each outstanding stock option under the Wild File Stock Option Plans was converted to an option of the Company's common stock at a ratio of 0.0691. As a result, outstanding options to purchase 22,000 shares of the Company's common stock were assumed. No further options may be granted under the Wild File Stock Option Plans. As of March 31, 2001, all options outstanding under the Wild File Stock Option Plans were held by employees who have subsequently taken positions with Roxio. Therefore, all options under the assumed Wild File Stock Option Plans will be exercised or cancelled by the end of the second quarter of fiscal 2002.

    Option activity under the employees' stock option plans was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 1998	12,616,535	17,091,242	$19.69
Authorized	4,490,166	—	—
Granted	(22,837,135)	22,837,135	13.38
Exercised	—	(2,412,849)	10.66
Cancelled	19,731,659	(19,731,659)	18.88

Balance, March 31, 1999	14,001,225	17,783,869	13.71
Authorized	1,000,000	—	—
Assumed	—	1,152,545	5.15
Granted	(5,472,427)	5,472,427	36.66
Exercised	—	(7,662,493)	13.41
Forfeited	—	(646,739)	4.73
Cancelled	2,441,230	(2,441,230)	20.72

Balance, March 31, 2000	11,970,028	13,658,379	21.52
Authorized	8,000,000	—	—
Granted	(13,041,956)	13,041,956	19.77
Exercised	—	(1,349,418)	11.17
Forfeited	—	(47,014)	5.12
Cancelled	5,889,232	(5,889,232)	22.14

Balance, March 31, 2001	12,817,304	19,414,671	20.56

Options exercisable at:
March 31, 1999		6,995,660 *	$13.49
March 31, 2000		4,688,062	15.60
March 31, 2001		6,921,820	20.12

*
Amount includes certain vested options repriced in the third quarter of fiscal 1999 but not exercisable until April 1999. See "Repricing of Stock Options" below.

F–27

    The following table summarizes information about the employees' stock option plans as of March 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/01	Weighted Average Exercise Price
$00.00 - $10.00	471,920	4.1	$7.66	333,639	$7.80
$10.01 - $20.00	12,196,781	8.2	14.55	4,133,055	13.49
$20.01 - $30.00	3,069,964	8.2	26.38	868,047	25.60
$30.01 - $40.00	3,096,579	7.8	34.97	1,383,731	35.17
$40.01 - $50.00	254,249	8.2	41.87	95,186	41.75
$50.01 - $60.00	324,487	8.4	55.87	108,093	55.87
Greater than $60.01	691	8.7	130.25	69	130.25

	19,414,671	8.0	20.56	6,921,820	20.12

Stock Option Exchange Program

    On May 22, 2001, the Company announced a voluntary stock option exchange program for the Company's employees. Under this program, the Company's employees may elect to cancel their outstanding options to purchase shares of the Company's common stock having an exercise price greater than $15.00 per share under the 2000 Nonstatutory Stock Option Plan, the 1999 Stock Option Plan and the 1990 Stock Option Plan, in exchange for an equal number of new nonqualified stock options. The election was completed on June 21, 2001, and approximately 1,400 employees cancelled 7.6 million options with exercise prices between $8.87 and $59.13 per share. These new stock options will be granted under either the 2000 Nonstatutory Stock Option Plan or the 1999 Stock Option Plan. The new stock options will be granted on the date of the Board of Directors' first compensation committee meeting held more than six months and one day after June 21, 2001 (the "Replacement Grant Date"). The exercise prices of these new stock options will be equal to the closing market of the Company's common stock on the day before the Replacement Grant Date. The new stock options will have a new ten-year term, and will be vested to the same degree that the cancelled stock options were vested. The unvested portion of the new stock options will vest in equal installments on a quarterly basis over the two years following the Replacement Grant Date. The stock option exchange program is not available to the Company's non-employee directors.

    All cancelled stock options from the stock option exchange program will be retired from the Company's stock option pool available for granting.

Stock Option Plans—Directors

    The 2000 Director Option Plan:  During the second quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Director Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The 2000 Director Option Plan provides for the automatic grant to non-employee directors nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 stock options which vest over four years and expire ten years after the date of grant. On the last day of each fiscal year, each non-employee director receives a grant for 15,000 options which vest over a one-year period and expire ten years after the date of grant.

F–28

    The 1990 Directors' Stock Option Plan:  The 1990 Directors' Stock Option Plan provides for the automatic grant to non-employee directors of nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and, prior to March 31, 1997, expired five years after the date of grant. Prior to March 31, 1997, each director received a grant at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four-year period and expired five years after the date of grant. During fiscal 1997, the Company amended the 1990 Directors' Stock Option Plan such that all newly issued options expire ten years after the date of grant and all newly issued annual options vest over a one-year period. In fiscal 1999, the Company amended the 1990 Directors' Stock Option Plan to increase the annual grant to 15,000 options for the fiscal year ended March 31, 1999. However, in March 1999, the Company suspended the annual stock option grants to directors under the 1990 Directors' Stock Option Plan. Instead, the fiscal 1999 grants to directors were made under the amended 1990 Stock Option Plan. In fiscal 2000, the Company's Board of Directors reinstated the 1990 Directors' Stock Option Plan and fiscal 2000 grants were made under this Plan. Upon the Board of Directors' approval of the 2000 Director Option Plan, the 1990 Directors' Stock Option Plan was terminated with respect to new option grants.

    Option activity under the directors' stock option plans was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 1998	1,190,000	627,500	$23.56
Granted	(40,000)	40,000	11.00
Exercised	—	(67,500)	9.19

Balance, March 31, 1999	1,150,000	600,000	24.34
Granted	(120,000)	120,000	41.44
Exercised	—	(241,750)	20.36

Balance, March 31, 2000	1,030,000	478,250	30.64
Authorized	1,000,000	—	—
Granted	(90,000)	90,000	8.67
Exercised	—	(10,000)	11.00
Cancelled	228,250	(228,250)	25.30

Balance, March 31, 2001	2,168,250	330,000	28.94

Options exercisable at:
March 31, 1999		467,500	$24.16
March 31, 2000		315,750	27.06
March 31, 2001		232,500	36.13

F–29

    The following table summarizes information about the directors' stock option plans as of March 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/01	Weighted Average Exercise Price
$00.00 - $10.00	90,000	10.0	$8.67	—	$—
$10.01 - $20.00	—	—	—	—	—
$20.01 - $30.00	60,000	7.0	20.06	60,000	20.06
$30.01 - $40.00	50,000	6.0	37.25	50,000	37.25
$40.01 - $50.00	130,000	8.2	43.88	122,500	43.54

	330,000	8.2	28.94	232,500	36.13

Pro Forma Information

    Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its ESPP, employees' stock option plans, and directors' stock option plans, collectively called "options," under the fair value method as required by SFAS No. 123. The fair value of options granted in fiscal 2001, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	ESPP			Employees' Stock Option Plans			Directors' Stock Option Plans
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Expected life (in years)	0.50	0.60	0.34	4	5	4	5	5	4
Risk-free interest rate	4.3%	6.4%	5.2%	4.6%	6.4%	5.2%	4.7%	6.4%	5.2%
Volatility	75%	62%	62%	75%	62%	62%	71%	62%	62%
Dividend yield	—	—	—	—	—	—	—	—	—

    The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated grant date fair value of shares issued under the ESPP during fiscal 2001, 2000 and 1999 was $12.09, $3.84 and $3.44 per share, respectively. The weighted average estimated grant date fair value of options granted under the employees' stock option plans during fiscal 2001, 2000 and 1999 was $11.85, $20.47 and $6.95 per share, respectively. The weighted average estimated grant date fair value of options granted under the directors' stock option plans during fiscal 2001, 2000 and 1999 was $5.37, $19.86 and $5.43 per share, respectively.

F–30

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

	2001	2000	1999
	(in thousands, except per share amounts)
Pro forma net income (loss)	$(55,829)	$84,670	$(83,135)
Pro forma basic net income (loss) per share	(0.56)	0.82	(0.75)
Pro forma diluted net income (loss) per share	(0.56)	0.77	(0.75)

Repricing of Stock Options

    On October 21, 1998, the Company approved the cancellation and reissuance of outstanding stock options under the Company's employees' stock option plans. Under this program, all current active employees, except for executive officers, with outstanding stock options with an exercise price in excess of $12.50 per share could exchange their stock options for new non-qualified stock options with an exercise price of $12.50 per share, the fair market value of the common stock on the exchange date. The new options maintain the vesting schedule established by the cancelled stock options; however, the exercisability of the exchanged options was suspended until April 1999. During fiscal 1999, 11,112,000 stock options were repriced to $12.50. The weighted average exercise price of the stock options prior to repricing was $19.53.

Stock-Based Compensation

    During fiscal 1999, the Company recorded non-cash stock-based compensation charges of $3.9 million related to restructuring activities (Note 11), $1.5 million in connection with the termination of an executive (Note 12), and $8.5 million in connection with the sale of the high-end PTS business line (Note 10). The stock-based compensation charges were recorded pursuant to modifications made to the option holder's original option agreements. The charges were accounted for using either the intrinsic value method or the fair value method, based on the nature of the modification and the subsequent relationship with the option holder. The charges were recorded as an increase to additional paid-in-capital in the period the modification occurred.

Rights Plan

    The Company has reserved 250,000 shares of Series A Preferred Stock for issuance under the 1996 Rights Agreement, which was amended and restated on February 1, 2001. Under this plan, stockholders have received one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Preferred Stock at an exercise price of $180.00 per right. The Rights trade automatically with shares of the Company's common stock. The Rights are not exercisable until ten days after a person or group announces acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer which would result in ownership by a person or group of 20% or more of the then outstanding common stock.

    The Company is entitled to redeem the Rights at $0.01 per Right anytime on or before the day following such an acquisition or tender offer. This redemption period may be extended by the Company in some cases. If, prior to such redemption, the Company is acquired in a merger or other business

F–31

combination, a party acquires 20% or more of the Company's common stock, a 20% stockholder engages in certain self-dealing transactions, or the Company sells 50% or more of its assets, each Right will entitle the holder to purchase from the surviving corporation, for $180.00 per share, common stock having a then current market value of $360.00 per share.

    The Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred Stock will be entitled to an aggregate dividend of 1,000 times the dividend declared per common stock. In the event of liquidation, the holders of the Series A Preferred Stock will be entitled to a preferential liquidation payment equal to 1,000 times the per share amount to be distributed to the holders of the common stock. Each share of Series A Preferred Stock will have 1,000 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which the common stock is changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 1,000 times the amount received per common stock. These rights are protected by customary anti-dilution provisions.

Shares Reserved for Future Issuance

    As of March 31, 2001, the Company has reserved the following shares of authorized but unissued common stock:

ESPP	4,525,137
Employees' stock option plans	32,231,975
Directors' stock option plans	2,498,250
Outstanding Agilent warrants (Note 16)	1,160,000
Conversion of the Notes (Note 6)	4,448,316

Total	44,863,678

    As a result of the Roxio spin-off (Note 2) and in accordance with the terms of the Notes' Indenture, the conversion price of the Notes was adjusted to $38.09. Under the adjusted conversion price of the Notes, the number of unissued common stock reserved by the Company has been adjusted from 4,448,316 shares to 6,033,080 shares effective May 2001.

Stock Repurchases

    In January 1998, the Company's Board of Directors approved a stock buy-back program under which the Company could repurchase up to 10.0 million shares of its common stock in the open market. In October 1998, May 1999 and February 2000, the Company's Board of Directors approved three separate stock buy-back programs under which the Company could repurchase, in each program, up to $200.0 million of its common stock in the open market. During fiscal 2001, 2000 and 1999, the Company repurchased and retired 3.0 million, 11.4 million and 12.9 million shares of its common stock for $71.1 million, $396.7 million and $200.2 million, respectively, under the authorized stock buy-back programs. The transactions were recorded as reductions to common stock, additional paid-in-capital and retained earnings.

    The Company entered into certain equity contracts with independent third parties during fiscal 2001 and 2000. In the second quarter of fiscal 2000, the Company sold put warrants that could have obligated the Company to buy back up to 1.0 million shares of its common stock at prices ranging from $37 to $39 in

F–32

exchange for up front premiums of $3.7 million. In the third quarter of fiscal 2000, the put warrants expired unexercised.

    In addition, in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, the Company entered into several equity contracts in which the Company sold put warrants and purchased call warrants. The put warrants potentially obligated the Company to buy back up to 2.5 million shares of its common stock at prices ranging from $23 to $46, whereas the call warrants gave the Company the right to buy back up to 1.5 million shares of its common stock at prices ranging from $27 to $44. The premiums on the purchase of the call warrants totaled $7.7 million and the premiums on the sale of the put warrants totaled $15.2 million. The net premiums received were used for general business purposes. The settlement terms included physical settlement, cash settlement or net-share settlement at the option of the Company. During fiscal 2001, the Company physically settled all of the equity contracts whereby the Company repurchased 2.5 million shares of its common stock at prices ranging from $23 to $46, resulting in a total cash payment of $97.3 million. No equity contracts were outstanding as of March 31, 2001.

Note 16. Agilent Agreement

    In January 2000, the Company entered into a four-year Development and Marketing Agreement (the "Agreement") with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrants have a term of four years from the date of issuance and are immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The Company assumed a volatility rate of 65%, a risk-free interest rate of 6.4% and an estimated life of four years. The value of the warrants (the "Warrant Costs") was recorded as an intangible asset and was amortized ratably over the term of the agreement.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Company evaluated the recoverability of the Warrant Costs during the third quarter of fiscal 2001. Based on the assessment, the Company believed that the estimated undiscounted future cash flows generated by the sales of the Company's fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover any of the carrying value of the Warrant Costs. As such, the Company recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Warrant Costs as of December 31, 2000. The asset impairment charge was included in "Other charges" in the Consolidated Statement of Operations for the year ended March 31, 2001.

    Pursuant to the Agreement, the Company was to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The Agreement provided for royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. The Company estimated it would incur royalty fees of $1.0 million in the first contract year and $2.0 million in the second contract year associated with the sales of the Company's products incorporating the licensed technology. Therefore, the Company accrued for and expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001. The expense was included in "Cost of revenues" in the Consolidated Statements of Operations for the years ended March 31, 2001 and 2000, and the corresponding liabilities were reflected in "Accrued liabilities" in the Consolidated Balance Sheets as of March 31, 2001 and 2000.

F–33

    Subsequent to March 31, 2001, the Company and Agilent mutually terminated the Agreement. As a result, the Company paid the minimum royalty fees of $18.0 million to Agilent for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products.

    As a result of the Roxio spin-off (Note 2), the Company declared a dividend of the shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. Upon exercise of its warrants to purchase 1,160,000 shares of the Company's common stock, Agilent will be entitled to receive the dividend as if it was a stockholder of record on April 30, 2001. The Company has retained 190,936 shares of Roxio's common stock and will distribute these shares to Agilent in the event Agilent exercises its warrants. The termination of the Agreement does not affect the warrants held by Agilent.

Note 17. Income Taxes

    The components of income from continuing operations before provision for income taxes were as follows:

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Domestic	$65,072	$89,982	$(51,164)
Foreign	49,722	147,374	63,057

Total	$114,794	$237,356	$11,893

    The split of domestic and foreign income was primarily impacted by the write-off of acquired in-process technology, amortization of goodwill and other intangibles, restructuring and other charges. These items reduced domestic income by $64.8 million, $27.6 million and $116.6 million in fiscal 2001, 2000 and 1999, respectively, and reduced foreign income by $35.9 million, $16.3 million and $18.9 million in fiscal 2001, 2000 and 1999, respectively. The reduction to domestic income in fiscal 2001 was more than offset by the gain in the sale of JNI common stock of $112.7 million.

F–34

    The components of the provision for income taxes were as follows:

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Federal
Current	$72,062	$44,735	$35,431
Deferred	(13,995)	8,487	(15,350)

	58,067	53,222	20,081

Foreign
Current	14,020	10,007	12,109
Deferred	2,931	1,170	(738)

	16,951	11,177	11,371

State
Current	3,294	9,766	1,296
Deferred	(6,075)	(1,090)	(408)

	(2,781)	8,676	888

Total	$72,237	$73,075	$32,340

    The tax benefits associated with dispositions from employees' stock plans reduced taxes currently payable by $55.4 million, $28.3 million and $18.2 million in fiscal 2001, 2000 and 1999, respectively. These tax benefits were recorded directly to stockholders' equity.

F–35

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

    Significant components of the Company's deferred tax assets and liabilities were as follows:

	March 31,
	2001	2000
	(in thousands)
Foreign tax credits	$15,209	$14,235
Compensatory accruals	9,353	8,345
Intangible technology	8,569	8,598
Intercompany profit adjustment	7,942	5,674
Royalty accruals	7,033	6,428
Other expense accruals	6,053	7,526
Research and development tax credits	5,850	915
Inventory reserves	3,428	1,040
Accrued returned materials	3,348	2,632
State taxes	1,168	41
Restructuring charges	987	—
Uniform capitalization adjustment	691	336
Fixed assets accrual	428	—
Allowance for doubtful accounts	426	305
Gains on investments	—	12,726
Other, net	515	63

Gross deferred tax assets	71,000	68,864
Less: Deferred tax liabilities:
Unrealized gain on investments	(2,811)	(34,532)
Fixed assets accrual	—	(5,868)

Net deferred tax assets	$68,189	$28,464

    The foreign tax credits generated will expire in fiscal 2006. Management believes it is more likely than not that these credits will be fully utilized before their expiration date.

    The Company's effective tax rate differed from the federal statutory tax rate as follows:

	Years Ended March 31,
	2001	2000	1999
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.7)	2.3	(0.3)
Foreign subsidiary income at other than the U.S. tax rate	6.9	(9.9)	(4.0)
Tax-exempt interest income	—	(1.4)	(28.0)
Acquisition write-offs	19.3	3.2	179.4
Gain on sale of PTS	—	—	88.2
Restructuring charges	2.9	—	—
Other	(0.5)	1.6	1.6

Effective tax rate	62.9%	30.8%	271.9%

F–36

    The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40%, primarily due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in fiscal 2001 and 1999, the reduction in the Company's effective tax rate from the Singapore tax holiday was more than offset primarily by the effects of asset impairment charges, amortization of goodwill and other intangibles in excess of amounts deductible for tax purposes, the write-off of acquired in process technology, and the gain on the sale of PTS. As of March 31, 2001, the Company has not accrued income taxes on $607 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings were expected to be reinvested indefinitely.

    The Company's tax related liabilities were $95.6 million and $100.7 million at March 31, 2001 and 2000, respectively. Tax related liabilities were primarily comprised of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the U.S., Singapore, Japan, Germany and Belgium. The amount of the liabilities was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

Note 18. Commitments and Contingencies

    The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2025. As of March 31, 2001, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
Fiscal Year:
2002	$7,254	$2,348
2003	6,393	1,836
2004	5,669	1,825
2005	5,120	1,444
2006	4,428	1,487
2007 and thereafter	9,433	121

Total	$38,297	$9,061

    Net rent expense was approximately $3.1 million, $1.3 million and $3.7 million during fiscal 2001, 2000 and 1999, respectively.

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

F–37

    In May 2000, the Company entered into an agreement with a third party for a patent cross-license. Under the agreement, the Company will pay the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000, and a patent license fee for the use of certain of the third party's patents from January 1, 2000 through June 30, 2004. Additionally, the Company granted the third party a license to use all of its patents for the same period. The final aggregate patent fee was to be determined by an evaluation of certain patents by an independent third party and would range between $11.0 million and $25.0 million. As of March 31, 2000, the Company's best estimate of the aggregate patent fee that would be payable under the proposed cross-license agreement was $18.0 million. Based on the March 31, 2000 estimate, the portion of the estimated patent settlement fee allocated to revenues from periods prior to January 1, 2000 of $9.3 million (net of $0.3 million included in discontinued operations) was written off and reflected as a component of cost of revenues under the caption "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2000. In March 2001, the final aggregate patent fee was determined to be $11.0 million. Based on this final aggregate patent fee, the Company recorded a credit adjustment of $3.6 million (net of $0.1 million included in discontinued operations) to cost of revenues under the caption of "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2001. The patent license fee pertaining to future periods was allocated to an intangible asset and is being amortized over the period from January 1, 2000 through June 30, 2004. As of March 31, 2001, $1.1 million of the intangible asset was included in "Prepaid expenses" and $2.6 million was included in "Other long-term assets" in the Consolidated Balance Sheet. As of March 31, 2001, $1.9 million of the patent license fee was included in "Accrued liabilities" and the remaining $5.6 million was reflected as "Other long-term liability" in the Consolidated Balance Sheet.

    In December 1999, the Company purchased DPT and as part of the purchase agreement, $18.5 million of the purchase price was held back (the "Holdback Amount") from former DPT stockholders (the "DPT Stockholders") for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT Stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective and the Company expects to incur additional product liability expenses. In December 2000, the Company filed a claim against the DPT Stockholders for the entire Holdback Amount. In January 2001, the DPT Stockholders notified the Company as to their objection to the Company's claim. Under terms of the purchase agreement, the Company's claim will be submitted to arbitration.

    On June 27, 2000, the Company received a statutory notice of deficiency from the Internal Revenue Service ("IRS") with respect to its federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in these statutory notices. In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

F–38

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on the Company's financial position or results of operations.

Note 19. Segment, Geographic and Significant Customer Information

Segment Information

    During fiscal 2001, the Company evaluated its product segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that its reportable segments are Storage Solutions Group ("SSG"), Desktop Solutions Group ("DSG"), Storage Networking Group ("SNG") and Other. The SSG segment, formerly the Direct Attached Storage Group ("DAS"), provides data movement and data protection solutions with a focus on redundant array of independent disks ("RAID") solutions, small computer system interface ("SCSI") technologies and external storage solutions that bring these technologies to networked storage applications. The DSG segment, formerly a component of DAS, was established to create greater focus in the growing market of high-speed Input/Output ("I/O") connectivity solutions. The SNG segment, formerly the Storage Networking Solutions Group ("SNS"), focuses on bringing storage fabric solutions to the storage area network ("SAN"), network interface card ("NIC") and network attached storage ("NAS") marketplaces.

    SSG:  The SSG segment develops, manufactures and markets data movement and protection solutions used by Intel and Unix-based servers. Driven by market needs for capacity and data protection, the SCSI interface supports server requirements for both high-performance hard disk drives and easy-to-use external connections generally used for tape back-up devices. The Company pioneered SCSI technology, which connects the central processing unit ("CPU") to internal and external peripherals, including storage devices. SCSI provides high speed data transfer rate commercially available for disk drives and is highly effective in eliminating I/O bottlenecks in high-traffic server environments.

    When combined with RAID software and hardware, SCSI is the leading method of combining multiple hard drives to collectively act as a single storage system. Disk drives tend to have a high incidence of failure in high-performance server architectures, and RAID technology reduces a server's dependence on the reliability of a single disk drive. The SSG segment also applies RAID technology to disk drive interfaces other than SCSI in order to offer the Company's RAID software and hardware across server segments ranging from the low- to high-end. In addition, the SSG segment introduced RAID products in the past year based on the low-cost advanced technology architecture ("ATA") interface and the higher-end fibre channel interface. While ATA has limitations in terms of scalability, the Company believes this will be an important segment of the market as cost pressures drive users towards lower priced solutions.

    DSG:  The DSG segment develops, manufactures and markets high-performance I/O connectivity solutions to connect personal computers ("PCs") with storage devices. The segment targets the PC installed base of desktops in homes and businesses worldwide. Current I/O products include host bus adapters and solutions based on FireWire/1394 and SCSI technologies. FireWire/1394 technology is a fast, configurable and easy-to-use interface solution that connects desktop computers to digital video camcorders, digital cameras, external storage devices and other 1394 peripherals with the ability to handle high-bandwidth data transfers at high speed. In addition, the Company launched its first host bus adapters based on universal serial bus ("USB") 2.0 technology in the first quarter of fiscal 2002. USB 2.0 is the next generation desktop I/O standard, representing a large market opportunity for connectivity solutions.

F–39

    SNG:  The SNG segment develops, manufactures and markets storage fabric solutions for the SAN, NIC and NAS marketplaces. The segment focuses on bringing new levels of functionality and interoperability with solutions including fast ethernet cards, fibre channel, Internet protocol ("IP") storage and, in the future, infiniband. Customers' needs for storage are changing in response to the growth of data driven by market needs. In response to demand for lower cost data management, increased data availability, higher performance and simplified storage scalability, multiple storage fabric architectures are emerging, where storage devices are connected directly into a network-like fabric.

    Other:  The Other segment includes unallocated corporate related revenues and expenses, such as patent settlement fee, write-off of acquired in-process technology, restructuring charges, other charges, interest and other income, interest expense and the gain on the sale of PTS. Additionally, the Other segment includes revenues and expenses related to business lines divested in fiscal 1999, including external storage, satellite networking and fibre channel. Although these business lines were divested, the Company continues to hold a minority interest in Chaparral and BroadLogic, the companies which acquired the external storage and satellite networking business lines, respectively.

    The business lines that comprised the PTS segment were sold in November 1998 and January 1999 to TI and ST, respectively. This segment designed, developed, manufactured and marketed proprietary integrated circuits for use in mass storage devices and other peripherals.

    Summarized financial information on the Company's reportable segments is shown in the following table. The Company does not separately identify assets or depreciation by operating segments nor are the segments evaluated under these criteria.

	SSG	DSG	SNG	PTS	Other	Total
	(in thousands)
Fiscal 2001:
Net revenues	$461,438	$89,443	$31,166	$—	$—	$582,047
Segment income (loss)	21,171	14,131	(55,805)	—	135,297	114,794
Fiscal 2000:
Net revenues	546,765	157,329	25,341	—	3,950	733,385
Segment income (loss)	187,186	56,916	318	—	(7,064)	237,356
Fiscal 1999:
Net revenues	413,875	120,163	19,969	90,803	2,214	647,024
Segment income (loss)	118,397	37,629	(10,744)	(30,628)	(102,761)	11,893

F–40

    The following table presents the details of the "Other" segment income (loss):

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Losses from divested business lines	$—	$—	$(31,679)
Unallocated corporate expenses, net	(2,030)	(16,503)	(11,244)
Patent settlement fee	3,626	(9,325)	—
Write-off of acquired in-process technology	—	(16,739)	(45,482)
Restructuring charges	(9,904)	—	(39,931)
Other charges	—	—	(28,857)
Interest and other income	155,457	47,080	35,059
Interest expense	(11,852)	(11,577)	(12,103)
Gain on sale of PTS	—	—	31,476

Total	$135,297	$(7,064)	$(102,761)

Geographic Information

    The following table presents net revenues by countries based on the location of the selling entities:

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
United States	$287,990	$352,633	$266,795
Singapore	293,847	380,240	379,504
Other countries	210	512	725

Total	$582,047	$733,385	$647,024

    The following table presents net property and equipment by countries based on the location of the assets:

	March 31,
	2001	2000
	(in thousands)
United States	$81,423	$105,210
Singapore	25,188	27,665
Other countries	1,023	1,375

Total	$107,634	$134,250

Significant Customer Information

    The Company had one customer which accounted for 13% of net revenues in fiscal 2001 and two customers which accounted for 22% and 15% of gross accounts receivable as of March 31, 2001. These customers related primarily to the SSG segment. The Company had two customers which each accounted for 12% of net revenues in fiscal 2000 and two customers which accounted for 23% and 13% of gross

F–41

accounts receivable as of March 31, 2000. The Company had no customers which accounted for more than 10% of net revenues in fiscal 1999.

Note 20. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Interest paid	$11,257	$10,969	$11,100
Income taxes paid	45,268	21,940	14,963
Income tax refund received	48	—	23,746

F–42

Note 21. Comparative Quarterly Financial Data (unaudited)

    Summarized quarterly financial data is presented below.

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2001:
Net revenues	$154,494	$156,386	$160,518	$110,649	$582,047
Gross profit	89,985	90,032	75,644	54,499	310,160
Net income (loss) from continuing operations	19,901	59,573	(16,390)	(20,527)	42,557
Net income (loss) from discontinued operations	1,747	(134)	(503)	1,783	2,893
Net loss on disposal of discontinued operations	—	—	—	(5,807)	(5,807)
Net income (loss)	21,648	59,439	(16,893)	(24,551)	39,643
Net income (loss) per share:
Basic:
Continuing operations	$0.20	$0.60	$(0.17)	$(0.21)	$0.43
Discontinued operations	$0.02	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Diluted:
Continuing operations	$0.19	$0.58	$(0.17)	$(0.21)	$0.42
Discontinued operations	$0.02	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Shares used in computing net income (loss) per share:
Basic	100,805	99,084	98,892	98,830	99,403
Diluted	105,480	105,962	98,892	98,830	101,364
Fiscal 2000:
Net revenues	$182,029	$180,328	$188,332	$182,696	$733,385
Gross profit	117,559	117,532	116,552	107,862	459,505
Net income from continuing operations	50,758	55,525	30,909	27,089	164,281
Net income (loss) from discontinued operations	(218)	(3,361)	759	9,328	6,508
Net income	50,540	52,164	31,668	36,417	170,789
Net income (loss) per share:
Basic:
Continuing operations	$0.49	$0.54	$0.30	$0.26	$1.59
Discontinued operations	$(0.00)	$(0.03)	$0.01	$0.09	$0.06
Diluted:
Continuing operations	$0.46	$0.51	$0.28	$0.25	$1.50
Discontinued operations	$(0.00)	$(0.03)	$0.01	$0.08	$0.06
Shares used in computing net income (loss) per share:
Basic	104,142	102,523	103,267	103,775	103,427
Diluted	114,191	113,062	110,424	110,072	109,711

F–43

REPORT OF MANAGEMENT

    Management is responsible for the preparation and integrity of the consolidated financial statements and other financial information presented in the Annual Report on Form 10-K. The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and as such include some amounts based on management's best judgments and estimates. Financial information in the Annual Report on Form 10-K is consistent with that in the financial statements.

    Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance that assets are safeguarded and that transactions are authorized, recorded, and reported properly. The internal control system is continuously monitored by management review, written policies and guidelines, and careful selection and training of qualified personnel who are provided with and expected to adhere to the Company's standards of business conduct. Management believes the Company's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition, and the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

    The Audit Committee of the Board of Directors meets periodically with the independent accountants and management to discuss internal business controls, auditing, and financial reporting matters. The Committee also reviews with the independent accountants the scope and results of the audit effort, as well as the Annual Report on Form 10-K.

    The independent accountants, PricewaterhouseCoopers LLP, are engaged to audit the consolidated financial statements of the Company and conduct such tests and related procedures, as they deem necessary in accordance with auditing standards generally accepted in the United States of America. The opinion of the independent accountants, based upon their audit of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/s/ ROBERT N. STEPHENS Robert N. Stephens President and Chief Executive Officer	/s/ DAVID A. YOUNG David A. Young Vice President and Chief Financial Officer
/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller

F–44

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
of Adaptec, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 26, 2001

F–45

INDEX TO EXHIBITS

Exhibit Number		Description	Notes
2.01		Asset Acquisition Agreement by and between the Registrant and Analog Devices, Inc. dated March 24, 1998.	5
2.02		Agreement and Plan of Reorganization by and among the Registrant, Ridge Technologies and RDS Acquisition dated as of May 21, 1998.	5
2.03		Agreement and Plan of Merger dated February 23, 1998 between the Registrant and Adaptec, Inc., a California corporation.	5
2.04		Asset Purchase Agreement between Texas Instruments, Incorporated and the Registrant dated November 6, 1998.	12
2.05		Asset Acquisition Agreement among the Registrant, Adaptec Mfg. (s) Pte. Ltd. and STMicroelectronics, Inc. dated January 15, 1999.	12
2.06		Amendment No. 1 to Asset Acquisition Agreement among the Registrant, Adaptec Mfg. (s) Pte. Ltd. and STMicroelectronics, Inc. dated January 15, 1999.	12
2.07		Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.08		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02		Bylaws of Registrant, as amended on June 29, 1999.	6
4.01		Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	9
4.02		First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03		Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	14
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	11
10.04	†	1990 Stock Plan, as amended.	15
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	15
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	15
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	10

10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. Dated October 23, 1995.	8
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. Dated October 23, 1995.	8
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. And Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	**	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.
10.16	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.17		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.18		License Agreement between International Business Machines Corporation and the Registrant.	7
21.01		Subsidiaries of Registrant.
23.01		Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.01		Power of Attorney (See Page 41).

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

(7)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

(8)
Incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q as filed February 9, 1996.

(9)
Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed August 13, 1998.

(10)
Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed November 3, 2000.

(11)
Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed January 26, 2001.

(12)
Incorporated by reference to Exhibits 2.1, 2.2, and/or 2.3, respectively, to Form 8-K as filed February 1, 1999.

(13)
Incorporated by reference to Exhibits 2.1 to Form 8-K as filed January 6, 2000.

(14)
Incorporated by reference to Exhibit 4.1 to Form 8-K as filed March 20, 2001.

(15)
Incorporated by reference to Exhibits 99.(D)1, 99.(d)2 and 99.(D)3 to the Registrant's Tender Offer Statement on Schedule TO filed on May 22, 2001.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

**
Confidential treatment has been requested for portions of this agreement.

QuickLinks

Table of Contents
FORWARD LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999 (in thousands)
SIGNATURES
POWER OF ATTORNEY
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ADAPTEC, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ADAPTEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
INDEX TO EXHIBITS