Form 10-Q
period 2001-06-30
ADAPTEC INC
filed 2001-08-13
CIK 709804

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934     For the transition
           period from       to

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-15071

                            ------------------------

                                 ADAPTEC, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      794-2748530
         (State of Incorporation)                  (I.R.S. Employer Identification No.)

691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA                       95035
 (Address of principal executive offices)                       (Zip Code)

                                 (408) 945-8600

              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the Company's common stock as of August 1, 2001 was 99,123,002.

    This document consists of 32 pages, excluding exhibits, of which this is page 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                Condensed Consolidated Statements of
  Operations................................................       3

                Condensed Consolidated Balance Sheets.......       4

                Condensed Consolidated Statements of Cash
  Flows.....................................................       5

                Notes to Condensed Consolidated Financial
  Statements................................................    6-15

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..................................   16-30

       Item 3.  Quantitative and Qualitative Disclosures
  About Market Risk.........................................      29

PART II. OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K............      30

       Signatures...........................................      31

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTH PERIOD ENDED
                                                            -----------------------------------------
                                                                 JUNE 30,              JUNE 30,
                                                                   2001                  2000
                                                            -------------------   -------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues..............................................        $110,688              $154,494
Cost of revenues..........................................          58,252                64,509
                                                                  --------              --------
Gross profit..............................................          52,436                89,985
                                                                  --------              --------
Operating expenses:
  Research and development................................          26,241                24,921
  Selling, marketing and administrative...................          26,875                31,627
  Amortization of goodwill and other intangibles..........          13,579                15,896
  Restructuring charges...................................           6,912                    --
  Other charges...........................................           4,092                    --
                                                                  --------              --------
Total operating expenses..................................          77,699                72,444
                                                                  --------              --------
Income (loss) from operations.............................         (25,263)               17,541
Interest and other income.................................          10,548                20,691
Interest expense..........................................          (3,013)               (3,044)
                                                                  --------              --------
Income (loss) from continuing operations before
  provision for income taxes..............................         (17,728)               35,188
Provision for income taxes................................             775                15,287
                                                                  --------              --------
Net income (loss) from continuing operations..............         (18,503)               19,901
Net income from discontinued operations...................             495                 1,747
                                                                  --------              --------
Net income (loss).........................................        $(18,008)             $ 21,648
                                                                  ========              ========
Net income (loss) per share:
  Basic:
    Continuing operations.................................        $  (0.19)             $   0.20
    Discontinued operations...............................        $   0.00              $   0.02
  Diluted:
    Continuing operations.................................        $  (0.19)             $   0.19
    Discontinued operations...............................        $   0.00              $   0.02
Shares used in computing net income (loss) per share:
  Basic...................................................          99,090               100,805
  Diluted.................................................          99,090               105,480

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 ADAPTEC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,     MARCH 31,
                                                                 2001         2001
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 189,061    $  207,644
  Marketable securities.....................................    415,236       443,685
  Accounts receivable, net..................................     49,323        41,805
  Inventories...............................................     51,615        72,781
  Other current assets......................................     99,556        93,966
                                                              ----------   ----------
    Total current assets....................................    804,791       859,881
Property and equipment, net.................................    103,720       107,634
Goodwill and other intangibles..............................    134,637       148,216
Other long-term assets......................................     43,372        47,906
Net assets of discontinued operations.......................         --        44,153
                                                              ----------   ----------
Total assets................................................  $1,086,520   $1,207,790
                                                              ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  17,513    $   24,882
  Accrued liabilities.......................................    149,544       169,028
                                                              ----------   ----------
    Total current liabilities...............................    167,057       193,910
                                                              ----------   ----------
4 3/4% Convertible Subordinated Notes.......................    229,800       229,800
Other long-term liability...................................      3,700         5,550
Contingencies (Note 6)
Stockholders' equity:
  Common stock..............................................         99            99
  Additional paid-in capital................................     59,983        59,722
  Accumulated other comprehensive income, net...............      3,874         4,215
  Retained earnings.........................................    622,007       714,494
                                                              ----------   ----------
Total stockholders' equity..................................    685,963       778,530
                                                              ----------   ----------
Total liabilities and stockholders' equity..................  $1,086,520   $1,207,790
                                                              ==========   ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 ADAPTEC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTH PERIOD ENDED
                                                              -----------------------------
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........     $(13,049)      $  26,161
                                                                 --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................       (3,838)         (7,037)
Net proceeds from sale of land..............................           --          20,418
Purchases of marketable securities..........................     (118,467)       (111,825)
Sales of marketable securities..............................      116,895          86,521
Maturities of marketable securities.........................       30,318          41,598
Purchases of other investments..............................           --            (350)
                                                                 --------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES...................       24,908          29,325
                                                                 --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................          261           4,724
Repurchases of common stock.................................           --        (131,032)
Advances from line of credit, net...........................           --          10,000
                                                                 --------       ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........          261        (116,308)
                                                                 --------       ---------
NET CASH PROVIDED BY (USED BY) DISCONTINUED OPERATIONS......      (30,703)          1,788
                                                                 --------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (18,583)        (59,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      207,644         180,519
                                                                 --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $189,061       $ 121,485
                                                                 ========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 ADAPTEC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2001 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 3, 5, 9 and 10, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. For presentation purposes, the Company has indicated its first quarter of fiscal 2002 as having ended on June 30, 2001, whereas in fact, the Company's first quarter of fiscal 2002 ended on June 29, 2001. The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

    On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off the Software segment, Roxio, Inc., into a fully independent and separate company (Note 3). As a result of the spin-off, the Company's historical condensed consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for all business combinations completed after June 30, 2001. SFAS No. 141 replaces APB Opinion No. 16, "Business Combinations," and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on April 1, 2002, the beginning of fiscal 2003, for acquisitions consummated prior to July 1, 2001. The Company is in the process of determining the impact the adoption will have on its financial position and results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15,

                                 ADAPTEC, INC.

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
2000. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002. The adoption did not have a material effect on the Company's financial position and results of operations.

3. DISCONTINUED OPERATIONS--ROXIO

    On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off Roxio and declared a dividend of the Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. The distribution of the Roxio's common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the Roxio's common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of the outstanding warrants held by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 5). The distribution of the Roxio's common stock dividend on May 11, 2001 resulted in the elimination of the net assets of discontinued operations and a $74.5 million reduction of retained earnings. Of this amount, $33.2 million represents the initial long-term funding the Company contributed to Roxio at the date of distribution.

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified the 190,936 shares of Roxio's common stock as available-for-sale securities. They were recorded at fair market value and included under "Marketable securities" in the Condensed Consolidated Balance Sheet as of June 30, 2001.

    As a result of the spin-off, the Company's historical condensed consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30. Accordingly, the net revenues, costs and expenses, assets and liabilities, and cash flows of Roxio have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The net income, net assets and net cash flows of Roxio have been reported as "discontinued operations" in the accompanying condensed consolidated financial statements.

    The operating results of Roxio for the period from April 1, 2001 to April 11, 2001 were reflected under "Net income from discontinued operations" in the Condensed Consolidated Statement of Operations for the three month period ended June 30, 2001.

4. BALANCE SHEETS DETAILS

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

                                                            JUNE 30, 2001   MARCH 31, 2001
                                                            -------------   --------------
                                                                    (IN THOUSANDS)
Raw materials.............................................     $16,492         $25,789
Work-in-process                                                 11,063          15,867
Finished goods............................................      24,060          31,125
                                                               -------         -------
Total.....................................................     $51,615         $72,781
                                                               =======         =======

                                 ADAPTEC, INC.

                                  (UNAUDITED)

4. BALANCE SHEETS DETAILS (CONTINUED)
    The components of accrued liabilities were as follows:

                                                            JUNE 30, 2001   MARCH 31, 2001
                                                            -------------   --------------
                                                                    (IN THOUSANDS)
Tax related...............................................    $ 88,268         $ 95,635
Acquisition related.......................................      18,500           18,500
Accrued compensation and related taxes....................      17,485           17,951
Sales and marketing related...............................       4,182            3,791
Accrued royalty fees......................................          --           16,290
Other.....................................................      21,109           16,861
                                                              --------         --------
Total.....................................................    $149,544         $169,028
                                                              ========         ========

5. AGILENT AGREEMENT

    In January 2000, the Company entered into a four-year Development and Marketing Agreement (the "Agreement") with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. The Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. In addition, the Company was to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The Agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. The Company incurred royalty fees of $1.0 million in the first contract year and estimated that it would incur $2.0 million in the second contract year associated with sales of the Company's products incorporating the licensed technology. Therefore, the Company accrued and expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001.

    In June 2001, the Company and Agilent mutually agreed to terminate the Agreement. Pursuant to the Agreement's termination, the Company paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years. In return, the Company received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of the date of termination. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Condensed Consolidated Statement of Operations for the three month period ended June 30, 2001.

    As a result of the Roxio spin-off (Note 3), the Company declared a dividend of the Roxio's common stock to the Company's stockholders of record on April 30, 2001. Upon exercise of its warrants to purchase 1,160,000 shares of the Company's common stock, Agilent will be entitled to receive the Roxio dividend as if it was a stockholder of record on April 30, 2001. As a result, the Company has retained 190,936 shares of Roxio's common stock from the distribution and will distribute these shares to Agilent in the event Agilent exercises its warrants. The termination of the Agreement does not affect the warrants held by Agilent.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

6. CONTINGENCIES

    In December 1999, the Company purchased Distributed Processing Technology, Corp. ("DPT") and as part of the purchase agreement, $18.5 million of the purchase price was held back (the "Holdback Amount") from former DPT stockholders (the "DPT Stockholders") for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT Stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective and the Company expects to incur additional product liability expenses. In December 2000, the Company filed a claim against the DPT Stockholders for the entire Holdback Amount. In
January 2001, the DPT Stockholders notified the Company as to their objection to the Company's claim. Under the terms of the purchase agreement, the Company's claim will be submitted to arbitration.

    A class action lawsuit is pending in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The class action lawsuit alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. The Company's motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, the Company filed a motion to dismiss the amended complaint. The Company believes the class action lawsuit is without merit and intends to defend itself vigorously.

    On June 27, 2000, the Company received a statutory notice of deficiency from the Internal Revenue Service ("IRS") with respect to its federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on
March 14, 2001, contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in these statutory notices. In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse effect on the Company's financial position and results of operations.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position and results of operations.

7. STOCK OPTION EXCHANGE PROGRAM

    In May 2001, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until June 21, 2001 to make an election to cancel their outstanding stock options having exercise prices greater than $15.00 per share under the 2000 Nonstatutory Stock Option Plan, the 1999 Stock Plan and the 1990 Stock Plan, in exchange for an equal number of new nonqualified stock options to be granted under either the 2000 Nonstatutory Stock Option Plan or the 1999 Stock Plan. If an election to cancel was made, employees must also cancel all

                                 ADAPTEC, INC.

                                  (UNAUDITED)

7. STOCK OPTION EXCHANGE PROGRAM (CONTINUED) stock options that were granted within the six months prior to June 21, 2001 regardless of the exercise prices of these stock options. The new stock options will be granted on the date of the Board of Directors' first compensation committee meeting held more than six months and one day after June 21, 2001 (the "Replacement Grant Date"). The exercise price of these new stock options will be the closing price of the Company's common stock on the day before the Replacement Grant Date. The new stock options will have a ten-year term, and will be vested to the same degree that the canceled stock options were vested. The unvested portion of the new stock options will vest in equal installments on a quarterly basis over the two years following the Replacement Grant Date. The Program is not available to the Company's non-employee directors. All canceled stock options were retired from the pool of stock options available for grant upon the completion of the Program on June 21, 2001. Approximately 1,400 employees participated in the Program and canceled 7.6 million stock options with exercise prices ranging between $8.87 and $59.13 per share.

8. STATEMENTS OF OPERATIONS

    The components of interest and other income were as follows:

                                                                THREE MONTH PERIOD ENDED
                                                              -----------------------------
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Interest income.............................................     $10,548         $ 7,640
Gain on sale of JNI common stock............................          --           5,547
Gain on sale of land........................................          --           7,504
                                                                 -------         -------
Total.......................................................     $10,548         $20,691
                                                                 =======         =======

    A net realized gain of $1.4 million and a net realized loss of $0.5 million from sales of marketable securities were included in interest income for the three month periods ended June 30, 2001 and 2000, respectively.

9. RESTRUCTURING CHARGES

FISCAL 2002 FIRST QUARTER RESTRUCTURING PLAN:

    In response to the continuing economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of these terminated employees were based in the U.S., 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of

                                 ADAPTEC, INC.

                                  (UNAUDITED)

9. RESTRUCTURING CHARGES (CONTINUED)
$0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

    The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the reserve through June 30, 2001:

                                                   SEVERANCE
                                                      AND        ASSET       OTHER
                                                   BENEFITS    WRITE-OFFS   CHARGES     TOTAL
                                                   ---------   ----------   --------   --------
                                                                  (IN THOUSANDS)
Restructuring provision:
  Severance and benefits.........................   $5,174        $ --        $ --      $5,174
  Accrued lease costs............................       --          --         219         219
  Property and equipment write-off...............       --         811          --         811
  Other charges..................................       --          --          25          25
                                                    ------        ----        ----      ------
    Total........................................    5,174         811         244       6,229
Cash paid........................................   (1,077)         --          --      (1,077)
Non-cash charges.................................       --        (811)         --        (811)
                                                    ------        ----        ----      ------
Reserve balance at June 30, 2001.................   $4,097        $ --        $244      $4,341
                                                    ======        ====        ====      ======

FISCAL 2001 FOURTH QUARTER RESTRUCTURING PLAN:

    In the first quarter of fiscal 2002, the Company recorded an additional
$0.7 million charge to the fiscal 2001 fourth quarter restructuring provision. The adjustments included accrued lease costs of $0.5 million, and the Company wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million as actual costs were lower than originally anticipated.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

9. RESTRUCTURING CHARGES (CONTINUED)
    The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the reserve through June 30, 2001:

                                                   SEVERANCE
                                                      AND        ASSET       OTHER
                                                   BENEFITS    WRITE-OFFS   CHARGES     TOTAL
                                                   ---------   ----------   --------   --------
                                                                  (IN THOUSANDS)
Restructuring provision:
  Severance and benefits.........................   $6,083       $   --      $   --     $6,083
  Accrued lease costs............................       --           --       1,407      1,407
  Property and equipment write-off...............       --        2,169          --      2,169
  Other charges..................................       --           --         245        245
                                                    ------       ------      ------     ------
    Total........................................    6,083        2,169       1,652      9,904
Cash paid........................................   (2,264)          --         (48)    (2,312)
Non-cash charges.................................       --       (2,169)         --     (2,169)
                                                    ------       ------      ------     ------
Reserve balance at March 31, 2001................    3,819           --       1,604      5,423
Provision adjustment.............................      (75)         252         506        683
Cash paid........................................   (1,769)          --        (132)    (1,901)
Non-cash charges.................................       --         (252)         --       (252)
                                                    ------       ------      ------     ------
Reserve balance at June 30, 2001.................   $1,975       $   --      $1,978     $3,953
                                                    ======       ======      ======     ======

    The Company anticipates that the total remaining restructuring reserve balance of $8.3 million relating to the fiscal 2002 first quarter and the fiscal 2001 fourth quarter restructuring plans will be substantially paid out by the end of fiscal 2002.

10. OTHER CHARGES

    The Company holds minority investments in certain nonpublic companies. These minority investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. During the first quarter of fiscal 2002, the Company recorded an impairment charge of $4.1 million related to a decline in the values of certain minority investments deemed to be other than temporary. The impairment charge was included under "Other charges" in the Condensed Consolidated Statement of Operations for the three month period ended June 30, 2001.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

11. INCOME TAXES

    Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company's effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40%, primarily due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. In the first quarter of fiscal 2002, the Company recorded an income tax provision of $0.8 million. The Company did not derive a tax benefit from its net loss primarily because the write-off of certain minority investments and a portion of the restructuring charges and the amortization of goodwill and other intangibles were not fully deductible for tax purposes.

12. NET INCOME (LOSS) PER SHARE

    A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows:

                                                               THREE MONTH PERIOD
                                                                      ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Numerators:
  Net income (loss) from continuing operations..............  $(18,503)    $19,901
  Net income from discontinued operations...................       495       1,747
                                                              --------     -------
  Net income (loss).........................................  $(18,008)    $21,648
                                                              ========     =======
Denominators:
  Weighted average shares outstanding--basic................    99,090     100,805
  Effect of dilutive securities:
    Employee stock options and other........................        --       4,675
                                                              --------     -------
  Weighted average shares and potentially dilutive
    common shares outstanding--diluted......................    99,090     105,480
                                                              ========     =======
Net income (loss) per share--basic:
  Continuing operations.....................................  $  (0.19)    $  0.20
  Discontinued operations...................................  $   0.00     $  0.02
Net income (loss) per share--diluted:
  Continuing operations.....................................  $  (0.19)    $  0.19
  Discontinued operations...................................  $   0.00     $  0.02

    For the three month period ended June 30, 2001, outstanding options to purchase 9,238,000 shares of common stock were not included in the computation of diluted net loss per share because the Company incurred a net loss during the period. For the three month period ended June 30, 2000, outstanding options to purchase 8,172,000 shares of common stock were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common stock.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

12. NET INCOME (LOSS) PER SHARE (CONTINUED)
    As a result of the Roxio spin-off (Note 3), the number of unissued shares of common stock reserved by the Company for the 4 3/4% Convertible Subordinated Notes has been adjusted to 6,033,000 shares from 4,448,000 shares as a result of the adjustment to the conversion price. Neither the 6,033,000 shares nor the 4,448,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were included in the computation of diluted net income (loss) per share for the three month periods ended June 30, 2001 and 2000, respectively, because they were anti-dilutive.

13. COMPREHENSIVE LOSS

    The Company's comprehensive loss consisted of net income (loss) and the changes in net unrealized gains on available-for-sale securities, net of income taxes.

    The components of comprehensive loss, net of income taxes, were as follows:

                                                              THREE MONTH PERIOD
                                                                     ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Net income (loss)...........................................  $(18,008)  $21,648
Changes in net unrealized gains on available-for-sale
  securities,
  net of income taxes.......................................      (341)  (25,346)
                                                              --------   -------
Total.......................................................  $(18,349)  $(3,698)
                                                              ========   =======

    Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gains on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

14. SEGMENT REPORTING

    The Company evaluates its product segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Its current reportable business segments are Storage Solutions Group ("SSG"), Desktop Solutions Group ("DSG"), Storage Networking Group ("SNG") and Other. Please see "Item 1. Business" in Part I of the Company's Annual Report on
Form 10-K for the year ended March 31, 2001 for a detailed discussion of the reportable business segments.

                                 ADAPTEC, INC.

                                  (UNAUDITED)

14. SEGMENT REPORTING (CONTINUED)
    Summarized financial information concerning the Company's reportable business segments is shown in the following table. The Company does not separately identify assets or depreciation by segments nor are the segments evaluated under these criteria.

                                                           THREE MONTH PERIOD
                                                                  ENDED
                                                           -------------------
                                                           JUNE 30,   JUNE 30,
                                                             2001       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
SSG:
  Net revenues...........................................  $88,498    $119,984
  Income (loss)..........................................   (7,863)     12,718
DSG:
  Net revenues...........................................   18,929      27,942
  Income.................................................    2,096       7,807
SNG:
  Net revenues...........................................    3,261       6,568
  Loss...................................................   (9,014)     (1,316)
Other:
  Net revenues...........................................       --          --
  Income (loss)..........................................   (2,947)     15,979

    The following table presents the details of "Other" segment's income (loss):

                                                            THREE MONTH PERIOD
                                                                   ENDED
                                                            -------------------
                                                            JUNE 30,   JUNE 30,
                                                              2001       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Unallocated corporate expenses, net.......................  $   522    $(1,668)
Restructuring charges.....................................   (6,912)        --
Other charges.............................................   (4,092)        --
Interest and other income.................................   10,548     20,691
Interest expense..........................................   (3,013)    (3,044)
                                                            -------    -------
Total.....................................................  $(2,947)   $15,979
                                                            =======    =======

15. SUBSEQUENT EVENT--ACQUISITION

    In July 2001, the Company announced a plan to purchase Platys
Communications, Inc., a developer of advanced Internet protocol ("IP") storage solutions. The acquisition will include both stock and cash of approximately $150 million in value. The acquisition will be accounted for under SFAS No. 141 and SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

    As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., into a fully independent and separate company in the first quarter of fiscal 2002. Unless otherwise indicated, the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

RESULTS OF OPERATIONS

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

                                                                  THREE MONTH
                                                                 PERIOD ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Net revenues................................................    100%       100%
Cost of revenues............................................     53         42
                                                                ---        ---
Gross margin................................................     47         58
                                                                ---        ---
Operating expenses:
  Research and development..................................     24         16
  Selling, marketing and administrative.....................     24         21
  Amortization of goodwill and other intangibles............     12         10
  Restructuring charges.....................................      6         --
  Other charges.............................................      4         --
                                                                ---        ---
Total operating expenses....................................     70         47
                                                                ---        ---
Income (loss) from operations...............................    (23)        11
Interest and other income...................................     10         14
Interest expense............................................     (3)        (2)
                                                                ---        ---
Income (loss) from continuing operations before provision
  for income taxes..........................................    (16)        23
Provision for income taxes..................................      1         10
                                                                ---        ---
Net income (loss) from continuing operations................    (17)        13
Net income from discontinued operations.....................      1          1
                                                                ---        ---
Net income (loss)...........................................    (16)%       14%
                                                                ===        ===

    BUSINESS SEGMENTS. We evaluate our product segments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, Storage Networking Group, or SNG, and Other. Please see "Item 1. Business" in Part I of our Annual Report on Form 10-K for the year ended
March 31, 2001 for a detailed discussion of our reportable business segments.

    NET REVENUES. Net revenues were $110.7 million for the first quarter of fiscal 2002, a decrease of 28% from net revenues of $154.5 million for the first quarter of fiscal 2001. Net revenues for the first quarter of fiscal 2002 were comprised of $88.5 million from the SSG segment, a decrease of 26% from the first quarter of fiscal 2001, $18.9 million from the DSG segment, a decrease of 32% from the first quarter of fiscal 2001, and $3.3 million from the SNG segment, a decrease of 50% from the first quarter of fiscal 2001.

    Net revenues from the SSG segment decreased from the first quarter of fiscal 2001, primarily due to the industry-wide slowdown in capital spending which resulted in slower sales than we anticipated. The economic slowdown continued to cause both our original equipment manufacturer, or OEM, and channel distributor customers to focus on reducing their inventories on hand. These inventory pressures negatively affected orders for our redundant array of independent disks, or RAID, and small computer system interface, or SCSI, products in the first quarter of fiscal 2002.

    Net revenues from the DSG segment decreased from the first quarter of fiscal 2001, primarily due to the continued decline in the demand for our SCSI-based desktop solutions resulting from the penetration of lower cost solutions. The decline in net revenues was partially offset by sales of our FireWire/1394-based solutions which were launched in the third quarter of fiscal 2001, and our USB
2.0 host bus adapters which were launched in the first quarter of fiscal 2002.

    Net revenues from the SNG segment decreased from the first quarter of fiscal 2001, primarily because several of our customers pushed out their orders due to the economic slowdown. In addition, certain OEMs canceled their requirements for our network interface cards, or NICs, in their products.

    GROSS MARGIN. As a percentage of net revenues, gross margin for the first quarter of fiscal 2002 was 47% compared to 58% for the first quarter of fiscal 2001. Our gross margin in the first quarter of fiscal 2002 was adversely affected by excess inventory charges primarily due to customers delaying shipments or canceling orders as a result of the slowdown in capital expenditures, as well as excess manufacturing capacity due to lower production volumes.

    RESEARCH AND DEVELOPMENT EXPENSES. Spending for research and development was $26.2 million for the first quarter of fiscal 2002, an increase of 5% from $24.9 million for the first quarter of fiscal 2001. The increase in research and development expenses was primarily attributable to additional investments in developing new products targeted at the RAID, SCSI, Internet protocol, or IP, storage and desktop markets. These new investments include BIOS-based RAID, RAID on motherboard, or ROMB, zero-channel RAID and Ultra320 SCSI in our SSG segment; FireWire/1394 and USB 2.0 in our DSG segment; and iSCSI (an IP storage standard) and infiniband in our SNG segment. Despite the current economic slowdown, we are committed to a significant level of research and development in order to enhance our technological investments in our solutions. For example, we successfully demonstrated our first iSCSI solutions with certain major OEMs including Hewlett-Packard, IBM and Nishan in the first quarter of fiscal 2002. As a percentage of net revenues, research and development expenses for the first quarter of fiscal 2002 were 24% compared to 16% for the first quarter of fiscal 2001.

    SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Spending for selling, marketing and administrative activities was $26.9 million for the first quarter of fiscal 2002, a decrease of 15% from $31.6 million for the first quarter of fiscal 2001. The decrease in selling, marketing and administrative expenses was primarily attributable to the reductions of our marketing programs and our workforce as a result of the restructuring plan implemented in the fourth quarter of fiscal 2001. As a percentage of net revenues, selling, marketing and administrative expenses were 24% for the first quarter of fiscal 2002 compared to 21% for the first quarter of fiscal 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $13.6 million for the first quarter of fiscal 2002, compared to $15.9 million for the first quarter of fiscal 2001. Amortization of goodwill and other intangibles for both quarters resulted from our fiscal 2000 acquisition of Distributed Processing Technology, Corp., or DPT. In addition, amortization expense for the first quarter of fiscal 2001 also included the amortization of warrant costs associated with the warrants issued to Agilent Technologies, Inc., or Agilent.

    RESTRUCTURING CHARGES. In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of the terminated employees were based in the U.S., 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

    In the first quarter of fiscal 2002, we recorded an additional $0.7 million charge to the fiscal 2001 fourth quarter restructuring provision. The adjustments included accrued lease costs of $0.5 million, and we also wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million as actual costs were lower than originally anticipated.

    OTHER CHARGES. We hold minority investments in certain nonpublic companies. These minority investments are accounted for under the cost method as we do not have the ability to exercise significant influence over operations. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. During the first quarter of fiscal 2002, we recorded an impairment charge of $4.1 million related to a decline in the values of certain minority investments deemed to be other than temporary.

    INTEREST AND OTHER INCOME. The components of interest and other income were as follows:

                                                                  THREE MONTH
                                                                 PERIOD ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Interest income.............................................  $10,548    $ 7,640
Gain on sale of JNI common stock............................       --      5,547
Gain on sale of land........................................       --      7,504
                                                              -------    -------
Total.......................................................  $10,548    $20,691
                                                              =======    =======

    A net realized gain of $1.4 million and a net realized loss of $0.5 million from sales of marketable securities were included in interest income for the three month periods ended June 30, 2001 and 2000, respectively.

    INTEREST EXPENSE. Interest expense was $3.0 million for the first quarters of both fiscal 2002 and 2001. Interest expense during these periods resulted primarily from our 4 3/4% Convertible Subordinated Notes.

    INCOME TAXES. Our income tax provisions were $0.8 million and $15.3 million in the first quarters of fiscal 2002 and 2001, respectively. Income tax provisions for interim periods are based on our estimated annual income tax rate. Our effective tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40%, primarily due to income earned in Singapore where we are subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. In the first quarter of fiscal 2002, we did not derive a tax benefit from our net loss primarily because the write-off of certain minority investments and a portion of the restructuring charges and amortization of goodwill and other intangibles were not fully deductible for tax purposes. In the first quarter of fiscal 2001, the reduction in our effective income tax rate from the Singapore tax holiday was more than offset by the effects of the portion of the amortization of goodwill and other intangibles not deductible for tax purposes.

ROXIO SPIN-OFF

    On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of the Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. The distribution of the Roxio's common stock was intended to be tax-free to us and to our stockholders. We distributed all of the Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants held by Agilent to purchase shares of our common stock. The distribution of the Roxio's common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represents the initial long-term funding we contributed to Roxio at the date of distribution.

    As a result of the spin-off, our historical condensed consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

    Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain management, human resources administration, product order administration, customer service, and legal, finance and accounting services. Our fees for providing these services are generally the cost of providing the services plus five percent. These transitional service arrangements generally have a term of one year following the legal separation. We also entered into a five year arrangement to lease Roxio its corporate headquarter building at fair market value.

    In addition, we entered into a Tax Sharing Agreement, or TSA, with Roxio for tax matters. The TSA provides for the allocation of income, losses, credits and other tax attributes prior to the distribution of the Roxio's common stock to our stockholders, and assigns certain responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conducts of audits, examinations or similar proceedings. The TSA provides that we retain the risk of any modification of tax liabilities for periods prior to the distribution date. In addition, the TSA requires Roxio to indemnify us for certain taxes and similar obligations that we could incur if the distribution does not qualify for tax-free treatment due to certain events, such as an acquisition of a controlling interest in Roxio's or our common stock after the distribution, Roxio's failure to continue its business after the distribution or a repurchase of Roxio's common stock.

AGILENT AGREEMENT

    In January 2000, we entered into a four-year Development and Marketing Agreement, or the Agreement, with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. Pursuant to the Agreement, we were to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The Agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. We incurred royalty fees of $1.0 million in the first contract year and estimated that we would incur
$2.0 million in the second contract year associated with sales of our products incorporating the licensed technology. Therefore, we accrued and expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001.

    In June 2001, Agilent and we agreed to terminate the Agreement. Pursuant to the Agreement's termination, we paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years. In return, we received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply us with the Tachyon chips used in our fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of the date of termination. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Condensed Consolidated Statement of Operations for the three month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, our principal sources of liquidity consisted of $604.3 million of cash, cash equivalents and marketable securities, and an unsecured $20.0 million revolving line of credit which expires in July 2002. No borrowings were outstanding under the line of credit as of June 30, 2001.

    Our cash, cash equivalents and marketable securities decreased 7% from $651.3 million as of March 31, 2001. During the first three months of fiscal 2002, our use of cash was primarily attributable to cash used for operating activities, purchases of property and equipment and the initial cash funding to Roxio.

    Net cash used for operating activities for the three month period ended
June 30, 2001 was $13.0 million. The use of cash for operating activities was primarily a result of our net loss, adjusted for a decrease in our inventories as we focused on reducing inventories, as well as other non-cash items including depreciation and amortization expenses, and restructuring and other charges. The use of cash was also attributable to our payment of the royalty fees to Agilent during the quarter.

    We believe that our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations over the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for all business combinations completed after June 30, 2001. SFAS No. 141 replaces APB Opinion No. 16, "Business Combinations," and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt SFAS No. 142 on April 1, 2002, the beginning of fiscal 2003, for acquisitions consummated prior to July 1, 2001, and we are in the process of determining the impact the adoption will have on our financial position and results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 in the first quarter of fiscal 2002. The adoption did not have a material effect on our financial position and results of operations.

CERTAIN FACTORS BEARING RISKS ON FUTURE OPERATING RESULTS

    OUR FUTURE OPERATING RESULTS ARE SUBJECT TO FLUCTUATION. Our operating results may fluctuate as a result of a wide variety of factors, including, but not limited to, the following:

    - cancellations or postponements of orders;

    - shifts in the mix of our products and sales channels;

    - changes in pricing policies by our suppliers;

    - shortages of components or wafer fabrication capacity affecting us, our customers or our suppliers;

    - market acceptance of new and enhanced versions of our products;

    - product obsolescence;

    - shortage of skilled labor;

    - future accounting pronouncements and changes in accounting policies;

    - timing of acquisitions of other businesses and any associated charges;

    - restructuring actions or other involuntary terminations;

    - general economic trends; and

    - pending legal proceedings.

    Fiscal 2002 first quarter operating results were materially affected by unusual charges, including the following:

    - restructuring charges; and

    - asset impairment charge.

    Fiscal 2001 operating results were materially affected by unusual charges, including the following:

    - accrued minimum royalty fees to Agilent;

    - restructuring charges; and

    - asset impairment charge.

    OUR SALES HAVE BEEN NEGATIVELY AFFECTED BY THE CURRENT ECONOMIC SLOWDOWN, AND IF THESE CONDITIONS PERSIST OR DETERIORATE, THEY MAY CONTINUE TO ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Beginning in the second half of fiscal 2001, our operating results were significantly affected by the continuing slowdown in information technology investments. Many of our customers announced workforce reductions and delayed capital spending in response to the economic slowdown. If the current economic conditions continue to persist or deteriorate, our customers will likely further postpone capital spending, which would continue to adversely affect our financial results.

    WE MAY NOT MEET THE GOALS AND OBJECTIVES OF OUR RESTRUCTURING PLANS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. As a result of the economic slowdown, in both the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, we implemented restructuring plans to reduce our operating costs to match the current business environment. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations to Singapore. The goals of the plans are to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs, which could have an adverse effect on our financial results.

    IF DEMAND IN THE SERVER, NETWORK STORAGE AND DESKTOP MARKETS DECLINES, OUR REVENUES MAY DECLINE. Historically, our growth has been supported by increasing demand for systems that support:

    - client/server applications;

    - computer-aided engineering;

    - Internet/intranet applications;

    - data storage and digital content; and

    - multimedia and video.

    Our business or operating results could be adversely affected by a decline for our products. In addition, other technologies may replace our existing technologies and the acceptance of our technologies in the market may not be widespread, which could adversely affect our revenues.

    IF DEMAND FOR OUR CUSTOMERS' PRODUCTS DECLINES OR IF OUR CUSTOMERS DO NOT CONTROL THEIR INVENTORIES EFFECTIVELY, OUR REVENUES MAY BE ADVERSELY
AFFECTED. The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts, and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. We have historically operated with a relatively small backlog and have set our operating budget based on forecasts of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

    IF WE DO NOT PROVIDE ADEQUATE SUPPORT DURING OUR CUSTOMERS' DESIGN AND DEVELOPMENT STAGE, OR IF WE ARE UNABLE TO PROVIDE SUCH SUPPORT IN A TIMELY MANNER, REVENUES MAY BE LOST TO OUR COMPETITION. Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. As a result, our financial results could be adversely affected.

    IF THERE IS A SHORTAGE OF COMPUTER COMPONENTS USED IN OUR CUSTOMERS' PRODUCTS, OUR SALES MAY DECLINE, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies' chip supply shortages, which reduced the demand for some of our SSG products. This negatively affected our revenues in the first half of fiscal 2001. Similar shortages of computer components used in our customers' products could adversely affect our sales and financial results in future periods.

    OUR RELIANCE ON INDUSTRY STANDARDS AND TECHNOLOGICAL CHANGES IN THE MARKETPLACE MAY CAUSE OUR REVENUES TO FLUCTUATE OR DECLINE. The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

    TECHNOLOGIES:

    - ATA;

    - Fibre channel;

    - FireWire/1394;

    - Infiniband;

    - IP storage;

    - PCI;

    - RAID;

    - SCSI;

    - Ultra-DMA; and

    - USB.

    OPERATING SYSTEMS:

    - Linux;

    - Macintosh;

    - Netware;

    - Novell;

    - OS/2;

    - UNIX; and

    - Windows (including Windows 2000 and Windows NT).

    In particular, a majority of our revenues are currently derived from products based on the SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI-based products and products incorporating lower cost solutions adversely affected our sales beginning in fiscal 1998 and may continue to affect our future sales.

    IF OUR PRODUCTS DO NOT OPERATE EFFECTIVELY WITH OTHER PRODUCTS, IT COULD NEGATIVELY AFFECT OUR REVENUES. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

    - microprocessors;

    - peripherals; and

    - operating system software.

    We depend on significant cooperation with these manufacturers to achieve our design objectives and develop products that interoperate successfully. We believe that generally we have good relationships with leading system, peripheral, and microprocessor suppliers; however, these suppliers may, from time to time, make it more difficult for us to design our products for successful operability with their products. In addition, these suppliers may decide to compete with us. If any of these events were to occur, our revenues could be adversely affected.

    OUR DEPENDENCE ON NEW PRODUCTS MAY CAUSE OUR REVENUES TO FLUCTUATE OR DECLINE. Our future success significantly depends upon our completing and introducing new products at competitive prices and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

    - defining products to meet customer needs;

    - product costs;

    - timely completion and introduction of new product designs;

    - quality of new products;

    - differentiation of new products from those of our competitors; and

    - market acceptance of our products.

    As a result, we believe that continued significant expenditures for research and development will be required in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results.

    IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR REVENUES COULD BE ADVERSELY AFFECTED. The markets for all of our products are intensely competitive and are characterized by the following:

    - rapid technological advances;

    - frequent new product introductions;

    - evolving industry standards; and

    - price erosion.

    As we continue to broaden our product offerings into the server, network storage and desktop environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. Some of these companies have greater technical, marketing, manufacturing and financial resources than we do. We cannot assure that we will have sufficient resources to accomplish any of the following:

    - meet growing product demand;

    - make timely introductions of new leading-edge solutions;

    - compete successfully in the future against existing or potential competitors;

    - provide OEMs with design specifications in a timely manner; and

    - prevent price competition from eroding margins.

    COSTS ASSOCIATED WITH ACQUISITIONS OR PARTNERSHIPS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, WHICH COULD BE EXACERBATED IF WE ARE UNABLE TO INTEGRATE THE ACQUIRED COMPANIES, PRODUCTS OR TECHNOLOGIES. In July 2001, we announced our plan to acquire Platys Communications, Inc, a developer of IP storage solutions. In fiscal 2000, we acquired Distributed Processing Technology, Corp., or DPT, to strengthen our position in the RAID market. In addition, we enter into partnerships and strategic alliances from time to time with other companies. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into partnerships and strategic alliances with other companies. In order to be successful in these activities, we must:

    - assimilate the operations and personnel of the combined companies;

    - minimize the potential disruption of our ongoing business;

    - retain key technical and managerial personnel;

    - integrate the acquired company into our strategic and financial plans;

    - accurately assess the value of potential target businesses, products or technologies;

    - harmonize standards, controls, procedures and policies; and

    - minimize the impairment of relationships with employees and customers.

    The benefits of acquisitions or partnerships may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions or partnerships could cause significant diversions of management time and resources. If we acquire new businesses, products or technologies in the future, we may be required to assume contingent liabilities and amortize significant amounts of other intangible assets. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or partnerships. These transactions may adversely affect our business, financial position and operating results.

    WE DEPEND ON WAFER SUPPLIERS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR OPERATIONS. Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase most of our wafers through our agreements with Taiwan Semiconductor Manufacturing Co., or TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

    - the availability of raw materials;

    - the availability of manufacturing capacity;

    - the level of contaminants in the manufacturing environment;

    - impurities in the materials used; and

    - the performance of personnel and equipment.

    While we have been satisfied with the quality, yield and timeliness of wafer deliveries to date, we cannot assure you that manufacturing problems may not occur in the future. In addition, although we have various supply agreements with our suppliers, a shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from our foundries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that our current suppliers will continually seek to convert their fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason our current suppliers are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. Additional wafer foundries may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

    IF OUR MANUFACTURING DEMAND OF SILICON WAFERS FALLS BELOW OUR PROJECTIONS, WE MAY NOT BE ABLE TO FULLY UTILIZE OUR PREPAYMENTS TO TSMC, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. From time to time, we have entered into "take or pay" contracts that have committed us to purchase specific wafer quantities over extended periods based on our projected needs. In addition, we have made prepayments to TSMC in order to secure a guaranteed wafer capacity. If our demand for wafer units falls below our projections, we may not be able to fully utilize our prepayments. The unused portion of the prepayments may be impaired and written off as an asset impairment charge, which would adversely affect our financial results.

    WE DEPEND ON SUBCONTRACTORS WHOSE FAILURE TO MEET OUR MANUFACTURING NEEDS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. We cannot assure that such subcontractors will continue to be able and willing to meet our requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

    WE DEPEND ON THE EFFORTS OF OUR DISTRIBUTORS, WHICH IF REDUCED, WOULD NEGATIVELY AFFECT OUR BUSINESS AND OUR RESULTS OF OPERATIONS. Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and when such growth does not occur as rapidly as they anticipate, our distributors may subsequently decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we may from time to time take actions to reduce levels of products at distributors. These actions could reduce our revenues and negatively affect our financial results.

    OUR OPERATIONS DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD AFFECT OUR BUSINESS AND REDUCE OUR FUTURE REVENUES. Our future success depends in large part on the continued service of our key technical, marketing and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled engineers who are involved in the design enhancement, manufacturing of existing products and the development of new ones. The loss of key employees could adversely affect our business. Our continued growth and future operating results will depend upon our ability to attract, hire and retain significant numbers of qualified employees.

    OUR INTERNATIONAL OPERATIONS INVOLVE RISKS, AND MAY NEGATIVELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS. As a result of our fiscal 2001 fourth quarter restructuring plan, we are consolidating our manufacturing facilities to Singapore. Many of our subcontractors are primarily located in Asia and we have sales offices and customers throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could negatively affect our business and financial results.

    WE MAY ENCOUNTER NATURAL DISASTERS, WHICH MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Our corporate headquarters in California are located near major earthquake faults. Any damage to our facilities as a result of an earthquake, fire or any other natural disasters could have an adverse effect on our business and financial results. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could interrupt the manufacturing process, which could affect its ability to supply wafers to us, which could negatively affect our business and financial results.

    WE MAY EXPERIENCE VOLATILE FLUCTUATIONS IN OUR STOCK PRICE. The stock market in general, and the market for shares of technology companies in particular, has from time to time experienced extreme price fluctuations. Often, these changes have been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by us, our competitors or our customers may have a significant effect on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets or other factors may have a significant effect on the market price of our common stock. In addition, general market conditions and international economic factors unrelated to our performance may affect our stock price. These and other conditions and factors that generally affect the market for shares of technology companies could cause the price of our common stock to fluctuate substantially over short periods.

    IF THE CARRYING VALUE OF OUR LONG-LIVED ASSETS IS NOT RECOVERABLE, AN IMPAIRMENT LOSS MUST BE RECOGNIZED WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Certain events or changes in circumstances would mandate us to access the recoverability of the carrying amount of our long-lived assets. For example, in the third quarter of fiscal 2001, we evaluated the warrant costs associated with the warrants issued to Agilent and determined that the future undiscounted cash flows would be insufficient to recover any of the carrying value of the warrant costs. As such, we wrote off the carrying balance of the warrant costs. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur additional impairment charges which could adversely affect our financial results.

    WE HOLD A MINORITY INTEREST IN CERTAIN NONPUBLIC COMPANIES, AND IF THESE COMPANIES FACE FINANCIAL DIFFICULTIES IN THEIR OPERATIONS, OUR INVESTMENTS COULD BE IMPAIRED. We continue to hold a minority interest in certain privately held companies that acquired our divested business lines in fiscal 1999. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the recent economic downtown, our investments in these companies may be impaired, which could adversely affect our financial results. For example, we recorded an impairment charge in the first quarter of fiscal 2002 related to a decline in the values of certain minority investments deemed to be other than temporary.

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

    Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business and ability to compete effectively. We have from time to time discovered counterfeit copies of our products being manufactured or sold by others. Although we have programs to detect and deter the counterfeiting of our products, significant availability of counterfeit products could reduce our revenues and damage our reputation and goodwill with customers.

    THIRD PARTIES MAY ASSERT INFRINGEMENT CLAIMS AGAINST US, WHICH MAY BE EXPENSIVE TO DEFEND AND COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to our key technologies. For example, we entered into a patent cross-license agreement with a third party in May 2000. Under this agreement, we will pay the third party a patent settlement fee in return for a release from infringement claims prior to January 1, 2000. In addition, we will pay a patent license fee for the use of certain of the third party's patents through June 30, 2004, and we granted the third party a license to use all of our patents for the same period.

    We cannot assure you that third parties will not assert other infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources. Any infringement claims or other litigation against or by us could adversely affect our business and financial results.

    WE MAY BE ENGAGED IN LEGAL PROCEEDINGS THAT COULD NEGATIVELY AFFECT OUR BUSINESS OPERATIONS OR FINANCIAL POSITION. From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. For instance, a class action lawsuit is pending in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of federal securities laws. Our motion to dismiss the complaint was granted in April 2000. The plaintiffs filed an amended complaint in July 2000. In October 2000, we filed a motion to dismiss the amended complaint. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, any disputes, including this lawsuit, could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position.

    IF WE REPATRIATE CASH FROM OUR FOREIGN SUBSIDIARIES, WE MAY INCUR ADDITIONAL INCOME TAXES WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Our cash and cash equivalents are held principally in both the United States and in our subsidiary in Singapore. From time to time we may need additional cash flow to support our operations, which may require us to repatriate our cash from Singapore to the United States. We will incur additional income taxes from the repatriation, which could negatively affect our financial results.

    WE MAY BE SUBJECT TO A HIGHER EFFECTIVE TAX RATE THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results.

    WE MAY BE REQUIRED TO PAY ADDITIONAL FEDERAL INCOME TAXES WHICH COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. On
June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. In addition, the IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could adversely affect our results of operations and financial position.

    OUR SPIN-OFF OF ROXIO REQUIRES US TO PERFORM CERTAIN OBLIGATIONS UNDER THE TRANSITIONAL SERVICE AGREEMENT, WHICH, IF NOT SATISFACTORILY PERFORMED, COULD CAUSE US TO BE HELD LIABLE FOR RESULTING LOSSES SUFFERED BY ROXIO. In
May 2001, we completed the spin-off of Roxio, our Software segment. As part of the separation, we entered into a transitional service agreement with Roxio to support ongoing Roxio operations relating to information technology systems, supply chain management, product order administration, and legal, finance and accounting. These services generally have a term of one year following the separation. If we do not satisfactorily perform our obligations under the agreement, we may be held liable for any resulting losses suffered by Roxio.

    THERE MAY BE POTENTIAL SUBSEQUENT TAX LIABILITIES THAT COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Pursuant to our distribution of the Roxio's common stock, we have received an opinion from PricewaterhouseCoopers, LLP, or PwC, that the transaction would qualify as tax-free to us and to our stockholders under Section 355 of the Internal Revenue Code. IRS regulations provide that if another entity acquires a controlling interest in Roxio's or our common stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fails to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

    WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH ROXIO WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS, AND WE MAY NOT RESOLVE THESE CONFLICTS ON TERMS FAVORABLE TO US. Conflicts of interest may arise between Roxio and us in a number of areas relating to our past and ongoing relationship, including:

    - labor, tax, employee benefits, indemnification and other matters arising from the separation;

    - intellectual property matters;

    - employee retention and recruiting;

    - the nature, quality and pricing of transitional services we have agreed to provide to Roxio; and

    - business opportunities that may be attractive to both Roxio and us.

    These and other business conflicts could adversely affect the growth of our business in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

NUMBER                  EXHIBIT DESCRIPTION
------                  -------------------
         2.1            First Amended and Restated Master Separation and
                        Distribution Agreement between Adaptec, Inc. and
                        Roxio, Inc., dated February 28, 2001

         2.2            General Assignment and Assumption Agreement between
                        Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

         2.3            Indemnification and Insurance Matters Agreement between
                        Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

         2.4            Master Patent Ownership and License Agreement between
                        Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

         2.5            Master Technology Ownership and License Agreement between
                        Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

         2.6            Master Confidential Disclosure Agreement between
                        Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

         2.7            Master Transitional Services Agreement between
                        Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

         2.8            Employee Matters Agreement between Adaptec, Inc. and
                        Roxio, Inc., dated May 5, 2001

         2.9            Tax Sharing Agreement between Adaptec, Inc. and
                        Roxio, Inc., dated May 5, 2001

        2.10            Real Estate Matters Agreement between Adaptec, Inc. and
                        Roxio, Inc., dated May 5, 2001

        2.11            Manufacturing Services Agreement between Adaptec, Inc. and
                        Roxio, Inc., dated May 5, 2001

        2.12            International Asset Transfer Agreement between Adaptec Mfg
                        (S) Pte Ltd. and Roxio CI Ltd., dated May 5, 2001

        2.13 Letter of Agreement between Adaptec, Inc. and Roxio, Inc., dated May 5, 2001

(B) REPORTS ON FORM 8-K:

    On May 4, 2001, we filed a report on Form 8-K to disclose under Item 5 our May 1, 2001 press release regarding Roxio's Form 10 Registration Statement and other additional information on our Roxio spin-off.

    On May 18, 2001, we filed a report on Form 8-K to disclose under Item 5 the completion of our Roxio spin-off and the distribution of the Roxio's common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTEC, INC.

By:                   /s/ DAVID A. YOUNG
            ---------------------------------------
                        David A. Young                                              Date: August 13, 2001
     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL
                      FINANCIAL OFFICER)

By:                  /s/ KENNETH B. AROLA
            ---------------------------------------
                       Kenneth B. Arola                                             Date: August 13, 2001
            VICE PRESIDENT AND CORPORATE CONTROLLER
                (PRINCIPAL ACCOUNTING OFFICER)