Form 10-Q
period 2001-09-30
ADAPTEC INC
filed 2001-11-13
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-15071

ADAPTEC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2748530 (I.R.S. Employer Identification No.)
691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA (Address of principal executive offices)	95035 (Zip Code)

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

Yes /x/  No / /

    The number of shares outstanding of Adaptec's common stock as of October 31, 2001 was 105,628,606.

TABLE OF CONTENTS

			Page
Part I.	Financial Information
	Item 1.	Financial Statements:
		Condensed Consolidated Statements of Operations	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6-18
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-33
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Part II.	Other Information
	Item 1.	Legal Proceedings	34
	Item 2.	Changes in Securities and Use of Proceeds	34
	Item 4.	Submission of Matters to a Vote of Security Holders	34-35
	Item 6.	Exhibits and Reports on Form 8-K	35
	Signatures		36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands, except per share amounts)
Net revenues	$95,447	$156,386	$206,135	$310,880
Cost of revenues	48,831	66,354	107,083	130,863

Gross profit	46,616	90,032	99,052	180,017

Operating expenses:
Research and development	23,970	25,954	50,211	50,875
Selling, marketing and administrative	22,465	31,833	49,340	63,460
Amortization of goodwill and other intangibles	14,024	15,897	27,603	31,793
Write-off of acquired in-process technology	53,370	—	53,370	—
Restructuring charges	—	—	6,912	—
Other charges	—	—	4,092	—

Total operating expenses	113,829	73,684	191,528	146,128

Income (loss) from operations	(67,213)	16,348	(92,476)	33,889
Interest and other income	8,889	90,025	19,437	110,716
Interest expense	(3,058)	(3,079)	(6,071)	(6,123)

Income (loss) from continuing operations before provision for income taxes	(61,382)	103,294	(79,110)	138,482
Provision for income taxes	1,481	43,721	2,256	59,008

Net income (loss) from continuing operations	(62,863)	59,573	(81,366)	79,474
Net income (loss) from discontinued operations	—	(134)	495	1,613

Net income (loss)	$(62,863)	$59,439	$(80,871)	$81,087

Basic net income (loss) per share:
Continuing operations	$(0.62)	$0.60	$(0.81)	$0.80
Discontinued operations	$—	$(0.00)	$0.00	$0.02
Diluted net income (loss) per share:
Continuing operations	$(0.62)	$0.58	$(0.81)	$0.77
Discontinued operations	$—	$(0.00)	$0.00	$0.02
Shares used in computing basic net income (loss) per share:	100,895	99,084	99,992	99,944
Shares used in computing diluted net income (loss) per share:	100,895	105,962	99,992	103,497

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2001	March 31, 2001
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$151,465	$207,644
Marketable securities	446,517	443,685
Accounts receivable, net	42,924	41,805
Inventories	40,611	72,781
Other current assets	99,340	93,966

Total current assets	780,857	859,881
Property and equipment, net	99,358	107,634
Goodwill	139,997	115,460
Other intangible assets	46,014	32,756
Other long-term assets	42,931	47,906
Net assets of discontinued operations	—	44,153

Total assets	$1,109,157	$1,207,790

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,393	$24,882
Accrued liabilities	161,260	169,028

Total current liabilities	186,653	193,910

4 3/4% Convertible Subordinated Notes	229,800	229,800
Other long-term liabilities	4,925	5,550
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	105	99
Additional paid-in capital	148,698	59,722
Deferred stock-based compensation	(27,345)	—
Accumulated other comprehensive income, net	7,175	4,215
Retained earnings	559,146	714,494

Total stockholders' equity	687,779	778,530

Total liabilities and stockholders' equity	$1,109,157	$1,207,790

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period Ended
	September 30, 2001	September 30, 2000
	(in thousands)
Net Cash Provided by Operating Activities	$8,249	$54,546

Cash Flows From Investing Activities:
Purchase of certain net assets in connection with acquisition of Platys, net of cash acquired	(35,861)	—
Purchases of property and equipment	(5,858)	(15,238)
Net proceeds from sales of properties	942	43,273
Net proceeds from sales of JNI common stock	—	55,903
Purchases of marketable securities	(239,462)	(227,490)
Sales of marketable securities	181,218	160,323
Maturities of marketable securities	61,218	71,712
Purchases of other investments	—	(350)

Net Cash Provided by (Used for) Investing Activities	(37,803)	88,133

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	4,078	12,559
Repurchases of common stock	—	(176,289)

Net Cash Provided by (Used for) Financing Activities	4,078	(163,730)

Net Cash Provided by (Used for) Discontinued Operations	(30,703)	4,131

Net Decrease in Cash and Cash Equivalents	(56,179)	(16,920)
Cash and Cash Equivalents at Beginning of Period	207,644	180,519

Cash and Cash Equivalents at End of Period	$151,465	$163,599

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2001 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 3, 4, 7, 11 and 12, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. For presentation purposes, the Company has indicated its second quarters of fiscal 2002 and 2001 as having ended on September 30, 2001 and 2000, respectively, whereas in fact, the Company's second quarters of fiscal 2002 and 2001 ended on September 28, 2001 and September 29, 2000, respectively. The results of operations for the three- and six-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.  Recent Accounting Pronouncements

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and the measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on April 1, 2002 and believes the impact of SFAS No. 144 will not have a material effect on its financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 25, 2002. The Company will adopt SFAS No. 143 on April 1, 2003 and believes the impact of SFAS No. 143 will not have a material effect on its financial position and results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for all business combinations completed after June 30,

2001. SFAS No. 141 replaced APB Opinion No. 16, "Business Combinations," and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. For acquisitions consummated prior to July 1, 2001, the Company will adopt SFAS No. 142 on April 1, 2002. The Company's acquisition of Platys Communications, Inc. ("Platys") in August 2001 was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142 (Note 4). The Company is in the process of determining the impact the adoption will have on its financial position and results of operations.

3.  Discontinued Operations

    On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off Roxio and declared a dividend of Roxio common stock to the Company's stockholders of record as of April 30, 2001. The dividend was distributed after the close of business on May 11, 2001 in the amount of 0.1646 shares of Roxio common stock for each outstanding share of the Company's common stock. The distribution of Roxio common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the Roxio common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of outstanding warrants held by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 7). The distribution of Roxio common stock on May 11, 2001 resulted in the elimination of the net assets of discontinued operations and a $74.5 million reduction of retained earnings. Of this amount, $33.2 million represented the initial long-term funding which the Company contributed to Roxio at the date of distribution.

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified the 190,936 shares of Roxio common stock as available-for-sale securities. They were recorded at fair market value and included in "Marketable securities" in the Condensed Consolidated Balance Sheet as of September 30, 2001.

    As a result of the spin-off, the Company's historical condensed consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30. Accordingly, the net revenues, expenses, assets and liabilities, and cash flows of Roxio have been excluded from the respective captions in the accompanying Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The net income, net assets and net cash flows of Roxio have been reported as "discontinued operations" in the accompanying condensed consolidated financial statements.

    The operating results of Roxio for the period from April 1, 2001 to April 11, 2001 were reflected as "Net income from discontinued operations" in the Condensed Consolidated Statement of Operations for the six-month period ended September 30, 2001.

4.  Business Combination

    In August 2001, the Company purchased Platys, a developer of Internet Protocol ("IP") storage solutions. The Company believes that the acquisition will accelerate its ability to provide IP storage connectivity for three high-growth IP storage markets: storage area networks, switches and network attached storage. In consideration of the acquisition, the Company exchanged $50.0 million in cash, issued 5.2 million shares of the Company's common stock valued at $59.8 million (including 0.9 million shares of restricted stock as discussed below) and assumed 2.3 million stock options with a fair value of $25.1 million for all of the outstanding capital stock of Platys. The Company also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's common stock for the two days prior to the acquisition date and the closing price of the Company's common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and the Company used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

    Holdback.  As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was recorded in accrued liabilities as of September 30, 2001 and will be paid for such unknown liabilities or to the former Platys shareholders within 12 months from the acquisition date.

    Deferred Stock-Based Compensation.  In exchange for certain Platys' common stock which was subject to repurchase at the date of acquisition, the Company issued 0.9 million shares of the Company's common stock valued at $10.1 million subject to the Company's right of repurchase (the "Restricted Stock") to certain employee shareholders. The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee shareholders' continued employment with the Company. The Company recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. In addition, of the total assumed stock options, approximately 1.9 million stock options with an intrinsic value of $18.3 million were unvested (the "Unvested Options"). In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," these Unvested Options were accounted for as deferred stock-based compensation and are being recognized over their related vesting periods. Compensation expense with respect to the Restricted Stock and the Unvested Options totaled $1.0 million in the second quarter of fiscal 2002.

    Contingent Liabilities.  The Company also committed to certain executives of Platys an additional 0.8 million shares of the Company's common stock, as well as $8.6 million of cash (the "Contingent Payment") when certain milestones are met. The value of the Contingent Payment will be recorded as compensation expense beginning in the period in which the completion of the milestones becomes probable. In conjunction with the Restricted Stock mentioned above, the Company also committed to the same employee shareholders an additional $6.9 million of cash (the "Unvested Cash"). The payment of the Unvested Cash is also contingent upon the employee shareholders' continued employment with the Company. The Unvested Cash is being paid and recognized as compensation expense as the Restricted Stock vests. Compensation expense with respected to the Unvested Cash totaled $0.4 million in the second quarter of fiscal 2002.

    The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in the Company's Condensed Consolidated Statement of Income from the date of the acquisition. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$892
Other current assets	113
Property and equipment	1,344
Other long-term assets	1,372

Total assets acquired	3,721

Accounts payable	(2,891)
Current liabilities	(1,617)
Long-term liabilities	(1,252)

Total liabilities assumed	(5,760)

Net liabilities assumed	$(2,039)

    The preliminary allocation of the purchase price, net of the contingent liabilities, to the tangible and identifiable intangible assets acquired and liabilities assumed is as follows (in thousands):

Net liabilities assumed	$(2,039)
Acquired in-process technology	53,370
Deferred stock-based compensation	28,376
Goodwill	45,693
Other intangible assets:
Patents and core technology	15,033
Covenant not to compete	4,670

145,103
Deferred income tax liabilities	(7,881)

Net assets acquired	$137,222

    The patents and core technology are being amortized over an estimated useful life of four years, and the covenant not to compete is being amortized over three years. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. Approximately $53.4 million was written off in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. The Company acquired certain ASIC-based iSCSI technology for the IP storage solutions. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value.

    Net Cash Flows.  The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuation as described below were reasonable at the time of the acquisition. The research and development expenses excluded costs to bring the projects to technological feasibility.

    Net Revenues.  The estimated net revenues were based on management projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects are expected to grow and peak after fiscal 2006, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

    Gross Margins.  Projected gross margins were based on Platys' historical margins, which were in line with the Company's SNG segment that acquired Platys.

    Operating Expenses.  Estimated operating expenses used in the valuation analysis of Platys included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Platys' overall business model, an assessment of specific product results including both historical and expected direct expense levels and general industry metrics was conducted.

    Research and Development Expenses.  Estimated research and development expenses consist of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 1.25% of net revenues for the in-process technologies throughout the estimation period.

    Selling, Marketing and Administrative Expenses.  Estimated selling, marketing and administrative expenses were consistent with Platys' historical cost structure in the first year net revenues were generated and decreased in later years to account for economies of scale as total net revenues increased.

    Effective Tax Rate.  The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry average for the United States Federal and state statutory income tax rates.

    Royalty Rate.  The Company applied a royalty charge of approximately 8% of the estimated net revenues for each in-process project to attribute value for dependency on existing patents.

    Discount Rate.  The cost of capital reflects the estimated time to complete and the level of risk involved. The cost of capital used in discounting the net cash flows ranged from approximately 40% to 60% for each of the projects.

    If the Company had acquired Platys at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands, except per share amounts)
Net revenues	$95,457	$156,433	$206,255	$311,770
Net income (loss)	$(66,912)	$58,295	$(88,505)	$78,077
Net income (loss) per share:
Basic	$(0.65)	$0.55	$(0.85)	$0.75
Diluted	$(0.65)	$0.51	$(0.85)	$0.70

5.  Balance Sheets Details

    Inventories are stated at the lower of cost (first-in, first-out) or market. The components of net inventories were as follows:

	September 30, 2001	March 31, 2001
	(in thousands)
Raw materials	$13,668	$25,789
Work-in-process	6,855	15,867
Finished goods	20,088	31,125

Total	$40,611	$72,781

    The components of accrued liabilities were as follows:

	September 30, 2001	March 31, 2001
	(in thousands)
Tax related	$91,490	$95,635
Acquisition related	34,650	18,500
Accrued compensation and related taxes	16,958	17,951
Sales and marketing related	3,517	3,791
Accrued royalty fees	173	16,290
Other	14,472	16,861

Total	$161,260	$169,028

6.  Line of Credit

    In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit which will expire in July 2002. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of September 30, 2001, the Company was in violation of the net loss and the tangible net worth covenants. The covenants restrict the Company from having a net loss in any two consecutive quarters and require a minimum level of tangible net worth. The Company has received waivers from the lender with respect to the covenants. No borrowings were outstanding under the line of credit as of September 30, 2001.

7.  Agilent Agreement

    In January 2000, the Company entered into a four-year Development and Marketing Agreement (the "Agreement") with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. The Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. In addition, the Company agreed to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The Agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year.

    In June 2001, the Company and Agilent mutually agreed to terminate the Agreement. Pursuant to the Agreement's termination, the Company paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years. In return, the Company received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products. Of the $18.0 million of royalty fees, $16.4 million had previously been accrued as of the date of termination. The remaining $1.6 million of royalty fees were expensed and included in "Cost of revenues" in the Condensed Consolidated Statement of Operations for the six-month period ended September 30, 2001.

    As a result of the Roxio spin-off (Note 3), the Company declared a dividend of Roxio common stock to the Company's stockholders of record as of April 30, 2001. Upon exercise of its warrants to purchase 1,160,000 shares of the Company's common stock, Agilent will be entitled to receive the Roxio dividend as if it was a stockholder of record as of April 30, 2001. As a result, the Company has retained 190,936 shares of Roxio common stock from the distribution and will distribute these shares to Agilent in the event Agilent exercises its warrants. The termination of the Agreement does not affect the warrants held by Agilent.

8.  Contingencies

    In December 1999, the Company purchased Distributed Processing Technology, Corp. ("DPT") and as part of the purchase agreement, $18.5 million of the purchase price was held back (the "Holdback Amount") from former DPT stockholders (the "DPT Stockholders") for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT Stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective and the Company incurred additional product liability expenses. In December 2000, the Company filed a claim against the DPT Stockholders for the entire Holdback Amount. In January 2001, the DPT Stockholders notified the Company as to their objection to the Company's claim. Pursuant to the terms of the purchase agreement, the dispute regarding the Holdback Amount will be resolved by arbitration.

    A class action lawsuit was filed during 1998 in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The class action lawsuit alleges that the Company made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of Federal securities laws. The Company's motion to dismiss the complaint was granted with leave to amend in April 2000. The plaintiffs subsequently filed an amended complaint in July 2000, and the Company again filed a motion to dismiss. In September 2001, the motion to dismiss the amended complaint was granted with prejudice, and the plaintiffs appealed that decision to the Ninth Circuit Court of Appeals in October 2001. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

    On June 27, 2000, the Company received a statutory notice of deficiency from the Internal Revenue Service ("IRS") with respect to its Federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000 contesting the asserted deficiencies. On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in these statutory notices. The IRS is currently auditing the Company's Federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse effect on the Company's financial position and results of operations.

    The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations.

9.  Stock Option Exchange Program

    In May 2001, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until June 21, 2001 to make an election to cancel their outstanding stock options with exercise prices greater than $15.00 per share under the 2000 Nonstatutory Stock Option Plan, the 1999 Stock Plan and the 1990 Stock Plan, in exchange for an equal number of new nonqualified stock options to be granted under either the 2000 Nonstatutory Stock Option Plan or the 1999 Stock Plan. If an election to cancel was made, employees were required to cancel all stock options that were granted within the six-month period prior to June 21, 2001, regardless of the exercise prices of these stock options. New stock options will be granted on the date of the Board of Directors' first compensation committee meeting held more than six months and one day after June 21, 2001 (the "Replacement Grant Date"). The exercise price of these new stock options will be the closing price of the Company's common stock on the day before the Replacement Grant Date. The new stock options will have a ten-year term, and will be vested to the same degree that the canceled stock options were vested. The unvested portion of the new stock options will vest in equal installments on a quarterly basis over the two years following the Replacement Grant Date. The Program was not available to the Company's non-employee directors. All canceled stock options were retired from the pool of stock options available for grant upon the completion of the Program on June 21, 2001. Approximately 1,400 employees participated in the Program and canceled 7.6 million stock options with exercise prices ranging between $8.87 and $59.13 per share.

10. Statements of Operations

    The components of interest and other income were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands)
Interest income	$8,889	$7,101	$19,437	$14,741
Gain on sales of JNI common stock	—	81,608	—	87,155
Gain on sales of properties	—	1,316	—	8,820

Total	$8,889	$90,025	$19,437	$110,716

11. Restructuring Charges

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

    The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the payments made against the reserve through September 30, 2001:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Cash paid	(1,077)	—	—	(1,077)
Non-cash charges	—	(811)	—	(811)

Reserve balance at June 30, 2001	4,097	—	244	4,341
Cash paid	(3,342)	—	(19)	(3,361)

Reserve balance at September 30, 2001	$755	$—	$225	$980

Fiscal 2001 Fourth Quarter Restructuring Plan:

    In the first quarter of fiscal 2002, the Company recorded an additional $0.7 million charge to the fiscal 2001 fourth quarter restructuring provision. The adjustments included accrued lease costs of $0.5 million, and the Company wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring plan. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated.

    The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the payments made against the reserve through September 30, 2001:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(75)	252	506	683
Cash paid	(1,769)	—	(132)	(1,901)
Non-cash charges	—	(252)	—	(252)

Reserve balance at June 30, 2001	1,975	—	1,978	3,953
Cash paid	(1,029)	—	(475)	(1,504)

Reserve balance at September 30, 2001	$946	$—	$1,503	$2,449

    The Company anticipates that the remaining restructuring reserve balance of $3.4 million relating to the fiscal 2002 first quarter and the fiscal 2001 fourth quarter restructuring plans will be substantially paid out by the end of fiscal 2002.

12. Other Charges

    The Company holds minority investments in certain non-public companies. These minority investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over these companies' operations. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. During the first quarter of fiscal 2002, the Company recorded an impairment charge of $4.1 million related to a decline in the values of certain minority investments deemed to be other than temporary. The impairment charge was included under "Other charges" in the Condensed Consolidated Statement of Operations for the six-month period ended September 30, 2001.

13. Income Taxes

    Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company's effective tax rate generally differs from the combined U.S. Federal and state statutory income tax rate of 40% primarily due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. In the second quarter of fiscal 2002, the Company recorded an income tax provision of $1.5 million. The Company did not derive a tax benefit from its net loss primarily because the write-off of the acquired in-process technology and a portion of the amortization of goodwill and other intangibles will not be fully deductible for tax purposes.

14. Net Income (Loss) Per Share

    A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands, except per share amounts)
Numerators:
Net income (loss) from continuing operations	$(62,863)	$59,573	$(81,366)	$79,474
Adjustment for interest expense on the 4 3/4% Convertible Subordinated Notes, net of income tax effect	—	1,981	—	—

Net income (loss) from continuing operations, adjusted	(62,863)	61,554	(81,366)	79,474
Net income (loss) from discontinued operations	—	(134)	495	1,613

Net income (loss), adjusted	$(62,863)	$61,420	$(80,871)	$81,087

Denominators:
Weighted average shares outstanding—basic	100,895	99,084	99,992	99,944
Effect of dilutive securities:
Employee stock options and other	—	2,430	—	3,553
4 3/4% Convertible Subordinated Notes	—	4,448	—	—

Weighted average shares and dilutive potential common shares outstanding—diluted	100,895	105,962	99,992	103,497

Net income (loss) per share—basic:
Continuing operations	$(0.62)	$0.60	$(0.81)	$0.80
Discontinued operations	$—	$(0.00)	$0.00	$0.02
Net income (loss) per share—diluted:
Continuing operations	$(0.62)	$0.58	$(0.81)	$0.77
Discontinued operations	$—	$(0.00)	$0.00	$0.02

    For the three- and six-month periods ended September 30, 2001, outstanding options to purchase 10,368,000 and 9,803,000 shares of common stock were not included in the computation of diluted net loss per share, respectively, because the Company incurred a net loss during the period. For the three-and six-month periods ended September 30, 2000, outstanding options to purchase 7,533,000 and 7,853,000 shares of common stock were not included in the computation of diluted net income per share, respectively, because the options' exercise prices were greater than the average market price of the underlying common stock.

    As a result of the Roxio spin-off (Note 3), the number of unissued shares of common stock reserved by the Company for conversion of its 4 3/4% Convertible Subordinated Notes has been adjusted from 4,448,000 shares to 6,033,000 shares in the first quarter of fiscal 2002 due to the adjustment of the conversion price. The conversion of 6,033,000 shares of common stock was not included in the computation of diluted net loss per share for the three- and six-month periods ended September 30, 2001, respectively, because it was anti-dilutive. The conversion of 4,448,000 shares was included in the computation of diluted net income per share for the three-month period ended September 30, 2000, but was not included in the computation of diluted net income per share for the six-month period ended September 30, 2000 because it was anti-dilutive.

15. Comprehensive Income (Loss)

    The Company's comprehensive income (loss) consisted of net income (loss) and the changes in net unrealized gains on available-for-sale securities, net of income taxes.

    The components of comprehensive income (loss), net of income taxes, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands)
Net income (loss)	$(62,863)	$59,439	$(80,871)	$81,087
Changes in net unrealized gains on available-for-sale securities, net of income taxes	3,301	(12,723)	2,960	(38,069)

Total	$(59,562)	$46,716	$(77,911)	$43,018

    Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gains on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

16. Segment Reporting

    The Company evaluates its product segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Its current reportable business segments are Storage Solutions Group ("SSG"), Desktop Solutions Group ("DSG"), Storage Networking Group ("SNG") and Other. Please see "Item 1. Business" in Part I of the Company's Annual Report on Form 10-K for the year ended March 31, 2001 for a detailed discussion of the Company's reportable business segments.

    Summarized financial information concerning the Company's reportable business segments is shown in the following table. The Company does not separately identify assets or depreciation by segments nor are the segments evaluated under these criteria.

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands)
SSG:
Net revenues	$80,901	$125,539	$169,399	$245,523
Income (loss)	(4,279)	13,635	(12,142)	26,353
DSG:
Net revenues	11,732	21,043	30,661	48,985
Income (loss)	(762)	4,118	1,334	11,925
SNG:
Net revenues	2,814	9,804	6,075	16,372
Loss	(9,681)	(1,588)	(18,695)	(2,904)
Other:
Net revenues	—	—	—	—
Income (loss)	(46,660)	87,129	(49,607)	103,108

    The following table presents the details of the "Other" segment's income (loss):

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands)
Unallocated corporate credit (expenses), net	$879	$183	$1,401	$(1,485)
Write-off of acquired in-process technology	(53,370)	—	(53,370)	—
Restructuring charges	—	—	(6,912)	—
Other charges	—	—	(4,092)	—
Interest and other income	8,889	90,025	19,437	110,716
Interest expense	(3,058)	(3,079)	(6,071)	(6,123)

Total	$(46,660)	$87,129	$(49,607)	$103,108

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

Results of Operations

    The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September30, 2000
Net revenues	100%	100%	100%	100%
Cost of revenues	51	42	52	42

Gross margin	49	58	48	58

Operating expenses:
Research and development	25	17	24	16
Selling, marketing and administrative	24	20	24	20
Amortization of goodwill and other intangibles	14	10	14	11
Write-off of acquired in-process technology	56	—	26	—
Restructuring charges	—	—	3	—
Other charges	—	—	2	—

Total operating expenses	119	47	93	47

Income (loss) from operations	(70)	11	(45)	11
Interest and other income	9	57	10	35
Interest expense	(3)	(2)	(3)	(2)

Income (loss) from continuing operations before provision for income taxes	(64)	66	(38)	44
Provision for income taxes	2	28	1	19

Income (loss) from continuing operations	(66)	38	(39)	25
Income (loss) from discontinued operations	—	—	—	1

Net income (loss)	(66)%	38%	(39)%	26%

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

    Net Revenues.  Net revenues were $95.4 million for the second quarter of fiscal 2002, a decrease of 39% from net revenues of $156.4 million for the second quarter of fiscal 2001. Net revenues were $206.1 million for the first half of fiscal 2002, a decrease of 34% from net revenues of $310.9 million for the first half of fiscal 2001.

    Net revenues for the second quarter of fiscal 2002 were comprised of $80.9 million from the SSG segment, a decrease of 36% from the second quarter of fiscal 2001, $11.7 million from the DSG segment, a decrease of 44% from the second quarter of fiscal 2001, and $2.8 million from the SNG segment, a decrease of 71% from the second quarter of fiscal 2001. Net revenues for the first half of fiscal 2002 were comprised of $169.4 million from the SSG segment, a decrease of 31% from the first half of fiscal 2001, $30.6 million from the DSG segment, a decrease of 37% from the first half of fiscal 2001, and $6.1 million from the SNG segment, a decrease of 63% from the first half of fiscal 2001.

    Net revenues from the SSG segment decreased for both the three- and six-month periods ended September 30, 2001 as compared with the three- and six-month periods ended September 30, 2000, primarily due to the industry-wide slowdown in capital spending which resulted in slower sales than we anticipated. The economic slowdown continued to cause both our original equipment manufacturer, or OEM, and channel distributor customers to focus on reducing their inventories on hand. These inventory pressures negatively affected orders for our redundant array of independent disks, or RAID, and small computer system interface, or SCSI, products in the second quarter and first half of fiscal 2002.

    Net revenues from the DSG segment decreased for both the three- and six-month periods ended September 30, 2001 as compared with the three- and six-month periods ended September 30, 2000, primarily due to the decline in demand for our SCSI-based desktop solutions for Macintosh, as well as decline in PC demand for our SCSI-based desktop solutions resulting from the penetration of other lower cost solutions. The decline in net revenues was partially offset by sales of our FireWire/1394-based solutions which were launched in the third quarter of fiscal 2001, and our USB 2.0 solutions which were launched in the first quarter of fiscal 2002.

    Net revenues from the SNG segment decreased for both the three- and six-month periods ended September 30, 2001 as compared with the three- and six-month periods ended September 30, 2000, primarily because several of our customers delayed their orders due to the economic slowdown. In addition, certain OEMs canceled their requirements for our network interface cards, or NICs, in their products.

    Gross Margin.  As a percentage of net revenues, gross margin was 49% and 48% for the second quarter and first half of fiscal 2002, respectively, compared to 58% for both the second quarter and first half of fiscal 2001. Our gross margin in the second quarter and first half of fiscal 2002 was adversely affected by excess inventory charges as a result of the economic slowdown, as well as excess manufacturing capacity due to lower production volumes.

    Research and Development Expenses.  Spending for research and development was $24.0 million for the second quarter of fiscal 2002, a decrease of 8% from $26.0 million for the second quarter of fiscal 2001. Spending for research and development was $50.2 million for the first half of fiscal 2002, a decrease of 1% from $50.9 million for the first half of fiscal 2001. The decrease in research and development spending was primarily attributable to the reductions of headcount and infrastructure spending associated with our restructuring plans implemented in the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002.

Despite the current economic slowdown, we are committed to a significant level of research and development in order to enhance our technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the RAID, SCSI, Internet Protocol, or IP, storage and desktop markets. These new investments include BIOS-based RAID, RAID on motherboard, or ROMB, zero-channel RAID, external RAID subsystems and Ultra320 SCSI in our SSG segment; FireWire/1394 and USB solutions in our DSG segment; and IP storage and infiniband in our SNG segment. As a percentage of net revenues, research and development expenses were 25% and 24% for the second quarter and first half of fiscal 2002, respectively, compared to 17% and 16% for the second quarter and first half of fiscal 2001, respectively.

    Selling, Marketing and Administrative Expenses.  Spending for selling, marketing and administrative activities was $22.5 million for the second quarter of fiscal 2002, a decrease of 29% from $31.8 million for the second quarter of fiscal 2001. Spending for selling, marketing and administrative activities was $49.3 million for the first half of fiscal 2002, a decrease of 22% from $63.5 million for the first half of fiscal 2001. The decrease in selling, marketing and administrative expenses was primarily attributable to the reductions of our workforce and our marketing programs as a result of the restructuring plans implemented in the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002. As a percentage of net revenues, selling, marketing and administrative expenses were 24% for both the second quarter and first half of fiscal 2002, respectively, compared to 20% for both the second quarter and first half of fiscal 2001, respectively.

    Amortization of Goodwill and Other Intangibles.  Amortization of goodwill and other intangibles was $14.0 million and $27.6 million for the second quarter and first half of fiscal 2002, respectively, compared to $15.9 million and $31.8 million for the second quarter and first half of fiscal 2001, respectively. Amortization of goodwill and other intangibles for the first half of fiscal 2002 resulted from our fiscal 2000 acquisition of Distributed Processing Technology, Corp., or DPT, and our acquisition of Platys Communications, Inc., in August 2001. Our acquisition of Platys was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142, and therefore, only the other intangibles of Platys are being amortized. We will adopt SFAS No. 142 for DPT on April 1, 2002. As such, we continue to amortize both goodwill and other intangibles associated with DPT. Amortization expense for the first half of fiscal 2001 included the amortization of goodwill and other intangibles associated with DPT, as well as the amortization of warrant costs associated with the warrants issued to Agilent Technologies, Inc.

    Write-off of Acquired In-Process Technology.  In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in the second quarter of fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain ASIC-based iSCSI technology for the IP storage solutions. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

    The percentage of completion was determined using costs incurred by Platys prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, project completion ranged from 25% to 90%. The total estimated costs to complete the projects are approximately $11 million in the aggregate.

    We expect to complete the projects in fiscal 2003. However, development of these projects remains a significant risk to us due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition from numerous companies. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability in the future. Additionally, the value of the intangible assets acquired may become impaired.

    Restructuring Charges.  In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted primarily of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of the terminated employees were based in the U.S., 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

    In the first quarter of fiscal 2002, we recorded an additional $0.7 million charge to the fiscal 2001 fourth quarter restructuring provision. The adjustments included accrued lease costs of $0.5 million, and we also wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated.

    Other Charges.  We hold minority investments in certain non-public companies. These minority investments are accounted for under the cost method as we do not have the ability to exercise significant influence over these companies' operations. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. During the first half of fiscal 2002, we recorded an impairment charge of $4.1 million related to a decline in the values of certain minority investments deemed to be other than temporary.

    Interest and Other Income.  The components of interest and other income were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(in thousands)
Interest income	$8,889	$7,101	$19,437	$14,741
Gain on sale of JNI common stock	—	81,608	—	87,155
Gain on sale of properties	—	1,316	—	8,820

Total	$8,889	$90,025	$19,437	$110,716

    Interest expense.  Interest expense was $3.1 million for the second quarters of fiscal 2002 and 2001, respectively, and $6.1 million for the first half of fiscal 2002 and 2001, respectively. Interest expense during these periods resulted primarily from interest we paid on our 4 3/4% Convertible Subordinated Notes.

    Income Taxes.  Our income tax provisions were $1.5 million and $43.7 million in the second quarters of fiscal 2002 and 2001, respectively. Income tax provisions for interim periods are based on our estimated annual income tax rate. Our effective tax rate generally differs from the combined U.S. Federal and state statutory income tax rate of 40%, primarily due to income earned in Singapore where we are subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the second quarter of fiscal 2001, the reduction in our effective income tax rate from the Singapore tax holiday was more than offset by the effects of the portion of the amortization of goodwill and other intangibles not fully deductible for tax purposes. In the second quarter of fiscal 2002, we did not derive a tax benefit from our net loss primarily because the write-off of acquired in-process technology and a portion of the amortization of goodwill and other intangibles will not be fully deductible for tax purposes.

Roxio Spin-Off

    On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of Roxio common stock to our stockholders of record as of April 30, 2001. The dividend was distributed after the close of business on May 11, 2001 in the amount of 0.1646 shares of Roxio common stock for each outstanding share of our common stock. The distribution of Roxio common stock was intended to be tax-free to us and to our stockholders. We distributed all of the Roxio common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of outstanding warrants held by Agilent to purchase shares of our common stock. The distribution of Roxio common stock on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represented the initial long-term funding which we contributed to Roxio at the date of distribution.

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

    Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain management, human resources administration, product order administration, customer service, and finance and accounting services. Our fees for providing these services are generally the cost of providing the services plus five percent. These transitional service arrangements generally have a term of one year following the legal separation. We also entered into a five-year arrangement to lease Roxio its corporate headquarters at fair market value. Roxio has the option to terminate the arrangement at the end of the first year.

    In addition, we entered into a Tax Sharing Agreement, or TSA, with Roxio for tax matters. The TSA provides for the allocation of income, losses, credits and other tax attributes prior to the distribution of Roxio common stock to our stockholders, and assigns certain responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conducts of audits, examinations or similar proceedings. The TSA provides that we retain the risk of any modification of tax liabilities for periods prior to the distribution date. In addition, the TSA requires Roxio to indemnify us for certain taxes and similar obligations that we could incur if the distribution does not qualify for tax-free treatment due to certain events, such as an acquisition of a controlling interest in Roxio common stock after the distribution, Roxio's failure to continue its business after the distribution or a repurchase of Roxio common stock.

Agilent Agreement

    In January 2000, we entered into a four-year Development and Marketing Agreement with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. Pursuant to this agreement, we agreed to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year.

    In June 2001, Agilent and we agreed to terminate the Development and Marketing Agreement. Pursuant to the agreement's termination, we paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years. In return, we received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply us with the Tachyon chips used in our fibre channel products. Of the $18.0 million of royalty fees, $16.4 million had previously been accrued as of the date of termination. The remaining $1.6 million of royalty fees were expensed and included as "Cost of revenues" in the Condensed Consolidated Statement of Operations for the six-month period ended September 30, 2001.

Liquidity and Capital Resources

    As of September 30, 2001, our principal sources of liquidity consisted of $598.0 million of cash, cash equivalents and marketable securities, and an unsecured $20.0 million revolving line of credit which expires in July 2002. No borrowings were outstanding under the line of credit as of September 30, 2001.

    Our cash, cash equivalents and marketable securities decreased 8% from $651.3 million as of March 31, 2001. Net cash provided by operating activities for the six-month period ended September 30, 2001 was $8.2 million. Operating cash primarily resulted from our net loss, adjusted for non-cash items including depreciation and amortization expenses, restructuring and other charges and the write-off of acquired in-process technology in connection with our Platys acquisition, as well as the decrease in our inventories as we focused on reducing our inventory level. Net cash provided by operating activities was partially impacted by our payment of the royalty fees to Agilent in the first half of fiscal 2002.

    Net cash used for investing activities for the six-month period ended September 30, 2001 was $37.8 million. The use of cash for investing activities was primarily a result of the purchase of certain net assets in connection with our acquisition of Platys, net of cash acquired, as well as additional investment in capital expenditures.

    Net cash provided by financing activities for the six-month period ended September 30, 2001 was $4.1 million, generated by proceeds received from the issuance of common stock to employees upon their exercise of stock options.

    We believe that our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations over at least the next twelve months.

Recent Accounting Pronouncements

    In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and the measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 on April 1, 2002 and believe the impact of SFAS No. 144 will not have a material effect on our financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 25, 2002. We will adopt SFAS No. 143 on April 1, 2003 and believe the impact of SFAS No. 143 will not have a material effect on our financial position and results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for all business combinations completed after June 30, 2001. SFAS No. 141 replaced APB Opinion No. 16, "Business Combinations," and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. For acquisitions consummated prior to July 1, 2001, we will adopt SFAS No. 142 on April 1, 2002. Our acquisition of Platys in August 2001 was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. We are in the process of determining the impact the adoption will have on our financial position and results of operations.

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

  •
  timing of acquisitions, integration of acquired businesses and any associated charges;

  •
  restructuring actions or other involuntary terminations;

  •
  general economic trends;

  •
  international political instability; and

  •
  pending legal proceedings.

Operating results for the first half of fiscal 2002 were materially affected by unusual charges, including the following:

  •
  excess inventory charges due to the economic slowdown;

  •
  amortization of deferred compensation in connection with our Platys acquisition;

  •
  write-off of acquired in-process technology from Platys;

  •
  restructuring charges; and

  •
  an asset impairment charge.

Fiscal 2001 operating results were materially affected by unusual charges, including the following:

  •
  accrued minimum royalty fees to Agilent;

  •
  restructuring charges; and

  •
  asset impairment charge.

Fluctuations in our operating results may adversely affect the trading price of our common stock.

    Our sales have been negatively affected by the current economic slowdown, and if these conditions persist or deteriorate, they may continue to adversely affect our results of operations and financial position.  Beginning in the second half of fiscal 2001, our operating results were significantly affected by the continuing slowdown in information technology investments and consumer spending. Many of our customers announced workforce reductions and delayed capital spending in response to the economic slowdown. In addition, recent international terrorist activities have further dampened the economic recovery. If current global economic and political conditions continue to persist or deteriorate, our customers will likely further postpone spending, which would continue to adversely affect our financial results.

    We may not meet the goals and objectives of our restructuring plans, which could adversely affect our results of operations and financial position.  As a result of the economic slowdown, in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we implemented restructuring plans to reduce our operating costs to match the current business environment. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of the plans are to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs, which could have an adverse effect on our financial results.

    If demand in the server, network storage and desktop markets declines, our revenues may decline.  Historically, our growth has been supported by increasing demand for systems that support:

  •
  client/server applications;

  •
  computer-aided engineering;

  •
  Internet/intranet applications;

  •
  data storage and digital content; and

  •
  multimedia and video.

    Our business or operating results could be adversely affected by a decline in demand for our products. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

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

    If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, revenues may be lost to our competition.  Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. If this were to occur, our financial results could be adversely affected.

    If there is a shortage of computer components used in our customers' products, our sales may decline, which could adversely affect our results of operations and financial position.  If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies' chip supply shortages, which reduced the demand for some of our SSG products. This negatively affected our revenues in the first half of fiscal 2001. Similar shortages of computer components used in our customers' products could adversely affect our revenues and financial results in future periods.

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
  iSCSI;

  •
  PCI;

  •
  RAID;

  •
  SCSI;

  •
  Ultra-DMA; and

  •
  USB.

  Operating Systems:

  •
  Linux;

  •
  Macintosh;

  •
  Netware;

  •
  OS/2;

  •
  UNIX; and

  •
  Windows.

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

    If our products do not operate effectively with other products, it could negatively affect our revenues.  We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  microprocessors;

  •
  peripherals; and

  •
  operating system software.

    We depend on significant cooperation with these manufacturers to achieve our design objectives and develop products that operate successfully with their products. We believe that we generally have good relationships with leading system, peripheral, and microprocessor suppliers; however, these suppliers may, from time to time, make it more difficult for us to design our products for successful operability with their products. In addition, these suppliers may decide to compete with us. If any of these events were to occur, our revenues could be adversely affected.

    Our dependence on new products may cause our revenues to fluctuate or decline.  Our future success significantly depends upon our completing and introducing new products at competitive prices and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

  •
  designing products to meet customer needs;

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

    Costs associated with acquisitions or partnerships may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.  In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In fiscal 2000, we acquired DPT to strengthen our position in the RAID market. In addition, we enter into partnerships and strategic alliances from time to time with other companies. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into partnerships and strategic alliances with other companies. In order to be successful in these activities, we must:

  •
  assimilate the operations and personnel of the combined companies;

  •
  minimize the potential disruption of our ongoing business;

  •
  retain key technical and managerial personnel;

  •
  integrate the acquired company into our strategic and financial plans;

  •
  accurately assess the value of potential target businesses, products or technologies;

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

    We depend on wafer suppliers whose failure to meet our manufacturing needs could negatively affect our operations.  Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase all of our wafers through our agreements with TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

  •
  the availability of raw materials;

  •
  the availability of manufacturing capacity;

  •
  the level of contaminants in the manufacturing environment;

  •
  impurities in the materials used; and

  •
  the performance of personnel and equipment.

    While we have been satisfied with the quality, yield and timeliness of wafer deliveries to date, we cannot assure you that manufacturing problems may not occur in the future. In addition, although we have various agreements with our suppliers, a shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries from our foundries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that our current suppliers will continually seek to convert their fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason our current suppliers are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. Additional wafer foundries may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

    If our manufacturing demand for silicon wafers falls below our projections, we may not be able to fully utilize our prepayments to TSMC, which could adversely affect our results of operations and financial position.  From time to time, we have entered into "take or pay" contracts that have committed us to purchase specific wafer quantities over extended periods based on our projected needs. In addition, we have made prepayments to TSMC in order to secure guaranteed wafer capacity. If our demand for wafer units falls below our projections, we may not be able to fully utilize our prepayments. The unused portion of the prepayments may be impaired and written off as an asset impairment charge, which would adversely affect our financial results.

    We depend on subcontractors, and if they fail to meet our manufacturing needs, it could negatively affect our results of operations.  We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. We cannot assure that such subcontractors will continue to be able and willing to meet our requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

    We depend on the efforts of our distributors, which if reduced, would negatively affect our business and our results of operations.  Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors may on occasion build inventories in anticipation of substantial growth in sales, and if such growth does not occur as rapidly as they anticipate, our distributors may subsequently decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions could reduce our revenues and negatively affect our financial results.

    Our operations depend on key personnel, the loss of whom could affect our business and reduce our future revenues.  Our future success depends in large part on the continued service of our key technical, marketing and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled engineers who are involved in the design enhancement and manufacturing of existing products and the development of new ones. The loss of key employees could adversely affect our business. Our continued growth and future operating results will depend upon our ability to attract, hire and retain significant numbers of qualified employees.

    Our international operations involve risks, and may negatively affect our revenues and results of operations.  As a result of our fiscal 2001 fourth quarter restructuring plan, we are consolidating our manufacturing facilities in Singapore. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could negatively affect our business and financial results.

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

    We may experience significant fluctuations in our stock price.  The stock market in general, and the market for shares of technology companies in particular, has from time to time experienced extreme price fluctuations. Often, these changes have been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by us, our competitors or our customers may have a significant effect on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in our results of operations caused by changes in customer demand, changes in the microcomputer and peripherals markets or other factors may have a significant effect on the market price of our common stock. In addition, general market conditions and international political or economic factors unrelated to our performance may affect our stock price. These and other conditions and factors that generally affect the market for shares of technology companies could cause the price of our common stock to fluctuate substantially over short periods.

    If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which could adversely affect our results of operations and financial position.  Certain events or changes in circumstances would mandate us to assess the recoverability of the carrying amount of our long-lived assets. In addition, the FASB issued SFAS No. 141 and SFAS No. 142 in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur impairment charges which could adversely affect our financial results.

    We hold minority interests in certain non-public companies, and if these companies face financial difficulties in their operations, our investments could be impaired.  We continue to hold minority interests in certain privately held companies that acquired our divested business lines in fiscal 1999. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the current economic downturn, our investments in these companies may be impaired, which could adversely affect our financial results. For example, we recorded an impairment charge in the first quarter of fiscal 2002 related to a decline in the values of certain minority investments deemed to be other than temporary.

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

    We may be engaged in legal proceedings that could negatively affect our business operations or financial position.  From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. For instance, a class action lawsuit was filed during 1998 in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. This lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of Federal securities laws. Our motion to dismiss the complaint was granted with prejudice in September 2001, and the plaintiffs appealed that decision to the Ninth Circuit Court of Appeals in October 2001. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position.

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

    We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.  On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our Federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000 contesting the asserted deficiencies. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The IRS is currently auditing our Federal income tax returns for fiscal 1998 and 1999, for which no proposed adjustments have been received. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could adversely affect our results of operations and financial position.

    Our spin-off of Roxio requires us to perform certain obligations under the transitional service agreement, which, if not satisfactorily performed, could cause us to be held liable for resulting losses suffered by Roxio.  In May 2001, we completed the spin-off of Roxio, our Software segment. As part of the separation, we entered into a transitional service agreement with Roxio to support ongoing Roxio operations relating to information technology systems, supply chain management, product order administration, and finance and accounting. These services generally have a term of one year following the separation. If we do not satisfactorily perform our obligations under the agreement, we may be held liable for any resulting losses suffered by Roxio.

    There may be potential subsequent tax liabilities that could negatively affect our results of operations.  Pursuant to our distribution of the Roxio common stock, we have received an opinion from PricewaterhouseCoopers LLP, or PwC, that the transaction would qualify as tax-free to us and to our stockholders under Section 355 of the Internal Revenue Code. IRS regulations provide that if another entity acquires a controlling interest in Roxio or our common stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fails to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    A class action lawsuit was filed during 1998 in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The class action lawsuit alleges that we made false and misleading statements at various times during the period between April 1997 and January 1998 in violation of Federal securities laws. Our motion to dismiss the complaint was granted with leave to amend in April 2000. The plaintiffs subsequently filed an amended complaint in July 2000, and we again filed a motion to dismiss. In September 2001, the motion to dismiss the amended complaint was granted with prejudice, and the plaintiffs appealed that decision to the Ninth Circuit Court of Appeals in October 2001. We believe the lawsuit is without merit and intend to defend ourselves vigorously.

Item 2. Changes in Securities and Use of Proceeds

    In connection with our acquisition of Platys in August 2001, we issued 5.2 million shares of our common stock valued at $59.8 million (including 0.9 million shares of restricted stock as discussed below). The common stock issued was valued in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of our common stock for the two days prior to the acquisition date and the closing price of our common stock on the date of acquisition.

    In exchange for certain Platys' common stock which was subject to repurchase at the date of acquisition, we issued 0.9 million shares of our common stock valued at $10.1 million, subject to our right of repurchase, to certain employee shareholders. The restricted stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee shareholders' continued employment with us. We recorded the value of the restricted stock as deferred stock-based compensation, which is being amortized as the related services are performed.

    We also committed to certain executives of Platys an additional 0.8 million shares of our common stock when certain milestones are met. The value of these shares will be recorded as compensation expense beginning in the period in which the completion of the milestones becomes probable.

    We obtained a permit for the issuance of these securities pursuant to a fairness hearing conducted by the California Department of Corporations, and therefore, the offer and sale of these shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. We did not engage any underwriters in connection with this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

    Our Annual Meeting of Stockholders was held on August 23, 2001, in our principal executive offices located in Milpitas, California. Of the total 99,101,771 shares of our common stock outstanding as of the record date, 90,028,667 shares (91%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors:

	Votes	Votes Withheld
Carl J. Conti	81,029,109	8,999,558
Victoria L. Cotten	85,630,198	4,398,469
John C. East	81,016,816	9,011,851
Lucie J. Fjeldstad	85,649,076	4,379,591
Ilene H. Lang	80,999,255	9,029,412
Robert J. Loarie	80,348,121	9,680,546
Robert N. Stephens	80,929,320	9,099,347

    In addition, our stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ended March 31, 2002. The proposal received 86,521,333 affirmative votes, 3,453,590 negative votes, 53,744 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Number	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among Adaptec, Inc., Pinehurst Acquisition Corporation and Platys Communications, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 7, 2001).
  (b)
  Reports on Form 8-K:

    On July 23, 2001, we filed a report on Form 8-K to disclose under Item 5 our July 2, 2001 press release announcing our plan to acquire Platys Communications, Inc.

    On September 7, 2001, we filed a report on Form 8-K to disclose under Item 5 our September 5, 2001 press release announcing the completion of our acquisition of Platys Communications, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ DAVID A. YOUNG David A. Young Vice President and Chief Financial Officer (principal financial officer)	Date: November 9, 2001
By:	/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: November 9, 2001

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
ADAPTEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
ADAPTEC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
ADAPTEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
ADAPTEC, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES