Form 10-Q
period 2001-12-31
ADAPTEC INC
filed 2002-02-11
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001 or

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

Yes /x/    No / /

        The number of shares outstanding of Adaptec's common stock as of February 1, 2002 was 105,961,360.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands, Except Per Share Amounts)
Net revenues	$105,281	$160,518	$311,416	$471,398
Cost of revenues	47,801	84,874	154,884	215,737

Gross profit	57,480	75,644	156,532	255,661

Operating expenses:
Research and development	41,927	29,352	92,138	80,227
Selling, marketing and administrative	33,135	34,462	82,475	97,922
Amortization of goodwill and other intangibles	14,910	15,897	42,513	47,690
Write-off of acquired in-process technology	—	—	53,370	—
Restructuring charges	(780)	—	6,132	—
Other charges	4,509	28,211	8,601	28,211

Total operating expenses	93,701	107,922	285,229	254,050

Income (loss) from operations	(36,221)	(32,278)	(128,697)	1,611
Interest and other income	8,214	34,477	27,651	145,193
Interest expense	(3,379)	(2,883)	(9,450)	(9,006)

Income (loss) from continuing operations before provision for income taxes	(31,386)	(684)	(110,496)	137,798
Provision for income taxes	2,747	15,706	5,003	74,714

Net income (loss) from continuing operations	(34,133)	(16,390)	(115,499)	63,084
Net income (loss) from discontinued operations	—	(503)	495	1,110

Net income (loss)	$(34,133)	$(16,893)	$(115,004)	$64,194

Basic net income (loss) per share:
Continuing operations	$(0.33)	$(0.17)	$(1.13)	$0.63
Discontinued operations	$—	$(0.01)	$0.00	$0.01
Diluted net income (loss) per share:
Continuing operations	$(0.33)	$(0.17)	$(1.13)	$0.62
Discontinued operations	$—	$(0.01)	$0.00	$0.01
Shares used in computing basic net income (loss) per share:	104,768	98,892	101,584	99,594
Shares used in computing diluted net income (loss) per share:	104,768	98,892	101,584	102,132

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2001	March 31, 2001
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$135,509	$207,644
Marketable securities	470,042	443,685
Accounts receivable, net	41,409	41,805
Inventories	38,258	72,781
Other current assets	107,647	93,966

Total current assets	792,865	859,881
Property and equipment, net	99,944	107,634
Goodwill	129,467	115,460
Other intangible assets	41,684	32,756
Other long-term assets	28,185	47,906
Net assets of discontinued operations	—	44,153

Total assets	$1,092,145	$1,207,790

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,738	$24,882
Accrued liabilities	160,528	169,028

Total current liabilities	189,266	193,910
4 3/4% Convertible Subordinated Notes	229,800	229,800
Other long-term liabilities	4,845	5,550
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	106	99
Additional paid-in capital	162,142	59,722
Deferred stock-based compensation	(24,433)	—
Accumulated other comprehensive income, net	5,406	4,215
Retained earnings	525,013	714,494

Total stockholders' equity	668,234	778,530

Total liabilities and stockholders' equity	$1,092,145	$1,207,790

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	December 31, 2001	December 31, 2000
	(In Thousands)
Net Cash Provided by Operating Activities	$25,296	$81,528

Cash Flows From Investing Activities:
Purchase of certain net assets in connection with acquisition of Platys, net of cash acquired	(35,910)	—
Purchases of property and equipment	(13,417)	(21,131)
Net proceeds from sales of properties	942	43,273
Purchases of marketable securities	(372,541)	(323,103)
Sales of marketable securities	257,434	205,070
Maturities of marketable securities	91,608	89,128
Net proceeds from sale of JNI stock	—	124,073
Purchases of other investments	—	(850)

Net Cash Provided by (Used for) Investing Activities	(71,884)	116,460

Cash Flows From Financing Activities:
Proceeds from issuances of common stock	5,156	16,633
Repurchases of common stock	—	(187,552)

Net Cash Provided by (Used for) Financing Activities	5,156	(170,919)

Net Cash Provided by (Used for) Discontinued Operations	(30,703)	6,496

Net Increase (Decrease) in Cash and Cash Equivalents	(72,135)	33,565
Cash and Cash Equivalents at Beginning of Period	207,644	180,519

Cash and Cash Equivalents at End of Period	$135,509	$214,084

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2001 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 3, 4, 6, 10 and 11, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. For presentation purposes, the Company has indicated its third quarters of fiscal 2002 and 2001 as having ended on December 31, 2001 and 2000, respectively, whereas in fact, the Company's third quarters of fiscal 2002 and 2001 ended on December 28, 2001 and December 29, 2000, respectively. The results of operations for the three- and nine-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2. Recent Accounting Pronouncements

        In June 2001, the Emerging Issues Task Force ("EITF") issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Companies are required to adopt EITF 00-25 for annual or interim periods beginning after December 15, 2001. The Company adopted EITF 00-25 as of January 1, 2002, and the adoption did not have a material impact on the Company's financial statements.

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and the measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on April 1, 2002 and believes the adoption of SFAS No. 144 will not have a material effect on its financial position and results of operations.

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

3. Discontinued Operations

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off Roxio and declared a dividend of Roxio common stock to the Company's stockholders of record as of April 30, 2001. The dividend was distributed after the close of business on May 11, 2001 in the amount of 0.1646 shares of Roxio common stock for each outstanding share of the Company's common stock. The distribution of Roxio common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the Roxio common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of outstanding warrants held by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 6). The distribution of Roxio common stock on May 11, 2001 resulted in the elimination of the net assets of discontinued operations and a $74.5 million reduction of retained earnings. Of this amount,

$33.2 million represented the initial long-term funding which the Company contributed to Roxio at the date of distribution.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified the 190,936 shares of Roxio common stock as available-for-sale securities. They were recorded at fair market value and included in "Marketable securities" in the Condensed Consolidated Balance Sheet as of December 31, 2001.

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

        The operating results of Roxio for the period from April 1, 2001 to April 11, 2001 were reflected as "Net income from discontinued operations" in the Condensed Consolidated Statement of Operations for the nine-month period ended December 31, 2001.

4. Business Combination

        On August 28, 2001 (the "Acquisition Date"), the Company purchased Platys, a developer of Internet Protocol ("IP") storage solutions. The Company believes that the acquisition will accelerate its ability to provide IP storage connectivity for three IP storage markets: storage area networks, switches and network attached storage. In consideration of the acquisition, the Company exchanged $50.0 million in cash, issued 5.2 million shares of the Company's common stock valued at $59.8 million (including 0.9 million shares of restricted stock as discussed below) and assumed 2.3 million stock options with a fair value of $25.1 million for all of the outstanding capital stock of Platys. The Company also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees.

        The common stock issued was valued in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's common stock for the two days prior to the Acquisition Date and the closing price of the Company's common stock on the Acquisition Date. The assumed stock options were valued using the Black-Scholes valuation model, and the Company used a volatility rate of 73.4%, a risk-free interest rate of 4.3%, and an estimated life of four years.

        General Holdback.    As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the Acquisition Date. The General Holdback, which was included as part of the purchase price, was recorded in accrued liabilities as of the Acquisition Date, and will be paid for such unknown liabilities or to the former Platys stockholders within 12 months from the Acquisition Date.

        Executive Holdback.    The Company also committed to certain executives of Platys an additional 0.8 million shares of the Company's common stock, as well as $8.6 million of cash (the "Executive Holdback") when certain milestones were met. In December 2001, the specified milestones were met and the Executive Holdback was paid and recorded as compensation expense in the third quarter of fiscal 2002. Compensation expense with respect to the 0.8 million shares of the Company's common stock was measured on the date the milestones were met and was valued at $12.4 million.

        Deferred Compensation.    In exchange for certain Platys' common stock which was subject to repurchase at the Acquisition Date, the Company issued 0.9 million shares of the Company's common stock valued at $10.1 million subject to the Company's right of repurchase (the "Restricted Stock") to certain employee stockholders. The Restricted Stock vests over periods ranging from 18 to 38 months from the Acquisition Date and is subject to the employee stockholders' continued employment with the Company. The Company recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed.

        In conjunction with the Restricted Stock mentioned above, the Company also committed to the same employee stockholders an additional $6.9 million of cash (the "Unvested Cash"). The payment of the Unvested Cash is also contingent upon the employee stockholders' continued employment with the Company. The Unvested Cash is being paid and recognized as compensation expense as the Restricted Stock vests.

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

        Compensation expense with respect to the Restricted Stock, the Unvested Cash, and the Unvested Options totaled $4.0 million and $5.4 million for the third quarter and first nine months of fiscal 2002, respectively.

        Purchase accounting.    The Platys acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in the Company's Condensed Consolidated Statement of Income from the date of the acquisition. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$892
Other current assets	113
Property and equipment	1,344
Other long-term assets	1,372

Total assets acquired	3,721

Accounts payable	(2,891)
Current liabilities	(1,666)
Long-term liabilities	(1,252)

Total liabilities assumed	(5,809)

Net liabilities assumed	$(2,088)

        The preliminary allocation of the purchase price, net of the contingent liabilities, to the tangible and identifiable intangible assets acquired and liabilities assumed is as follows (in thousands):

Net liabilities assumed	$(2,088)
Acquired in-process technology	53,370
Deferred stock-based compensation	28,376
Goodwill	45,742
Other intangible assets:
Patents and core technology	15,033

Covenant not to compete	4,670
145,103
Deferred income tax liabilities	(7,881)

Net assets acquired	$137,222

        The patents and core technology are being amortized over an estimated useful life of four years, and the covenant not to compete is being amortized over three years. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

        The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. Approximately $53.4 million was written off in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. The Company acquired certain ASIC-based iSCSI technology for the IP storage solutions market. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value.

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

        Gross Margins.    Projected gross margins were based on Platys' historical margins, which were in line with the Company's Storage Networking Group that acquired Platys.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Platys included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Platys' overall business model, an assessment of specific product results was conducted, including both historical and expected direct expense levels and general industry metrics.

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

        Selling, Marketing and Administrative Expenses.    Estimated selling, marketing and administrative expenses were consistent with Platys' historical cost structure in the first year net revenues were generated and decreased in later years to account for economies of scale as total net revenue increased.

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

        If the Company had acquired Platys at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands, Except Per Share Amounts)
Net revenues	$105,281	$160,573	$311,536	$472,343
Net income (loss)	$(34,133)	$(17,841)	$(122,638)	$60,237
Net income (loss) per share:
Basic	$(0.33)	$(0.17)	$(1.21)	$0.58
Diluted	$(0.33)	$(0.17)	$(1.21)	$0.55

5. Balance Sheets Details

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of net inventories were as follows:

	December 31, 2001	March 31, 2001
	(In Thousands)
Raw materials	$10,406	$25,789
Work-in-process	7,927	15,867
Finished goods	19,925	31,125

Total	$38,258	$72,781

        The components of accrued liabilities were as follows:

	December 31, 2001	March 31, 2001
	(In Thousands)
Tax related	$88,741	$95,635
Acquisition related	33,500	18,500
Accrued compensation and related taxes	20,463	17,951
Accrued royalty fees	208	16,290
Other	17,616	20,652

Total	$160,528	$169,028

6. Agilent Agreement

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

        In June 2001, the Company and Agilent mutually agreed to terminate the Agreement. Pursuant to the Agreement's termination, the Company paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years. In return, the Company received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products. Of the $18.0 million of royalty fees, $16.4 million had previously been accrued as of the date of termination. The remaining $1.6 million of royalty fees were expensed and included in "Cost of revenues" in the Condensed Consolidated Statement of Operations for the nine-month period ended December 31, 2001.

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

7. Contingencies

        In December 1999, the Company purchased Distributed Processing Technology, Corp. ("DPT") and as part of the purchase agreement, $18.5 million of the purchase price was held back (the "Holdback Amount") from former DPT stockholders (the "DPT Stockholders") for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT Stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective and the Company incurred additional product liability expenses. In December 2000, the Company filed a claim against the DPT Stockholders for the entire Holdback Amount. In January 2001, the DPT Stockholders notified the Company as to their objection to the Company's claim. Pursuant to the terms of the purchase agreement, the dispute regarding the Holdback Amount has been submitted to arbitration.

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

        On June 27, 2000, the Company received a statutory notice of deficiency from the Internal Revenue Service ("IRS") with respect to its Federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000 contesting the asserted deficiencies. In December 2001, the Company's 1994 through 1996 tax audits were resolved and settlement agreements were filed with the U.S. Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. Only procedural matters remain to complete the tax audits for these years. The outcome did not have a material effect on the Company's financial position or results of operations, as sufficient tax provision had been made.

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in these statutory notices. The IRS is currently auditing the Company's Federal income tax returns for fiscal 1998 and 1999. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse effect on the Company's financial position and results of operations.

        The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position and results of operations.

8. Stock Option Exchange Program

        In May 2001, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until June 21, 2001 to make an election to cancel their outstanding stock options with exercise prices greater than $15.00 per share under the 2000 Nonstatutory Stock Option Plan, the 1999 Stock Plan and the 1990 Stock Plan, in exchange for an equal number of new nonqualified stock options to be granted under either the 2000 Nonstatutory Stock Option Plan or the 1999 Stock Plan. If an election to cancel was made, employees were required to cancel all stock options that were granted within the six-month period prior to June 21, 2001, regardless of the exercise prices of these stock options. The Program was not available to the Company's non-employee directors. Approximately 1,400 employees participated in the Program and canceled stock options to purchase 7.6 million shares of the Company's common stock with exercise prices ranging between $8.87 and $59.13 per share. All canceled stock options were retired from the pool of stock options available for grant. On December 27, 2001, the Board of Directors granted new stock options to purchase 7.0 million shares of the Company's common stock, each with an exercise price of $15.29. Due to employee attrition, new stock option grants were not made with respect to 0.6 million stock options subject to cancellation on June 21, 2001. The new stock options have a ten-year term, and at the time of grant were vested to the same degree that the canceled stock options were vested. The unvested portion of the new stock options vest in equal installments on a quarterly basis over two years from the grant date.

9. Statements of Operations

        The components of interest and other income were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands)
Interest income	$8,214	$8,946	$27,651	$23,687
Gain on sales of JNI common stock	—	25,531	—	112,686
Gain on sales of properties	—	—	—	8,820

Total	$8,214	$34,477	$27,651	$145,193

10. Restructuring Charges

  Fiscal 2002 First Quarter Restructuring Plan:

        In response to the continuing economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of these terminated employees were based in the U.S., 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The Company recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the provision adjustment and payments made against the reserve through December 31, 2001:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(In Thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Cash paid	(1,077)	—	—	(1,077)
Non-cash charges	—	(811)	—	(811)

Reserve balance at June 30, 2001	4,097	—	244	4,341
Cash paid	(3,342)	—	(19)	(3,361)

Reserve balance at September 30, 2001	755	—	225	980
Provision adjustment	(387)	—	—	(387)
Cash paid	(368)	—	(100)	(468)

Reserve balance at December 31, 2001	$—	$—	$125	$125

Fiscal 2001 Fourth Quarter Restructuring Plan:

        In the third quarter of fiscal 2002, the Company recorded a net reduction to the fiscal 2001 fourth quarter restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual severance and benefit costs were lower than originally anticipated as well as an additional $0.2 million charge for the estimated realizable value of certain manufacturing equipment. In the first quarter of fiscal 2002 the Company recorded a net $0.7 million charge to the fiscal 2001 fourth quarter restructuring provision which included additional accrued lease costs of $0.5 million, and an additional write down of $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring plan. These adjustments were offset by a decrease in severance and benefits of $0.1 million.

        The following table sets forth an analysis of the components of the fiscal 2001 fourth quarter restructuring charge and the provision adjustments and payments made against the reserve through December 31, 2001:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(In Thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(75)	252	506	683
Cash paid	(1,769)	—	(132)	(1,901)
Non-cash charges	—	(252)	—	(252)

Reserve balance at June 30, 2001	1,975	—	1,978	3,953
Cash paid	(1,029)	—	(475)	(1,504)

Reserve balance at September 30, 2001	946	—	1,503	2,449
Provision adjustment	(605)	212	—	(393)
Cash paid	(341)	—	(599)	(940)
Non-cash charges	—	(212)	—	(212)

Reserve balance at December 31, 2001	$—	$—	$904	$904

        The Company anticipates that the remaining restructuring reserve balance of $1.0 million relating to the fiscal 2002 first quarter and the fiscal 2001 fourth quarter restructuring plans will be substantially paid out by the second quarter of fiscal 2003.

11. Other Charges

        The Company holds minority investments in certain non-public companies. These minority investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over these companies' operations. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. During the third quarter and first nine months of fiscal 2002, the Company recorded an impairment charge of $4.5 million and $8.6 million, respectively. The impairment charges were related to a decline in the values of certain minority investments deemed to be other than temporary. The impairment charges are included under "Other charges" in the Condensed Consolidated Statement of Operations for the respective periods.

12. Income Taxes

        Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The Company's effective tax rate generally differs from the combined U.S. Federal and state statutory income tax rate of 40% primarily due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. In the third quarter of fiscal 2002, the Company recorded an income tax provision of $2.7 million. The Company did not derive a tax benefit from its net loss primarily because a portion of the amortization of goodwill and other intangibles will not be fully deductible for tax purposes.

13. Net Income (Loss) Per Share

        A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations is as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands, Except Per Share Amounts)
Numerators:
Net income (loss) from continuing operations	$(34,133)	$(16,390)	$(115,499)	$63,084
Net income (loss) from discontinued operations	—	(503)	495	1,110

Net income (loss)	$(34,133)	$(16,893)	$(115,004)	$64,194

Denominators:
Weighted average shares outstanding—basic	104,768	98,892	101,584	99,594
Effect of dilutive securities:
Employee stock options and other	—	—	—	2,538

Weighted average shares and dilutive potential common shares outstanding—diluted	104,768	98,892	101,584	102,132

Net income (loss) per share—basic:
Continuing operations	$(0.33)	$(0.17)	$(1.13)	$0.63
Discontinued operations	$—	$(0.01)	$0.00	$0.01
Net income (loss) per share—diluted:
Continuing operations	$(0.33)	$(0.17)	$(1.13)	$0.62
Discontinued operations	$—	$(0.01)	$0.00	$0.01

        For the three month periods ended December 31, 2001 and December 31, 2000, outstanding employee stock options to purchase 17,744,000 and 20,780,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the Company incurred a net loss during the periods.

        As a result of the Roxio spin-off (Note 3), the number of unissued shares of common stock reserved by the Company for conversion of its 4 3/4% Convertible Subordinated Notes was adjusted from 4,448,000 shares to 6,033,000 shares in the first quarter of fiscal 2002 due to the adjustment of the conversion price. The conversion of 6,033,000 shares of common stock was not included in the computation of diluted net loss per share for the three- and nine-month periods ended December 31,

2001, respectively, because it was anti-dilutive. The conversion of 4,448,000 shares of common stock was not included in the computation of diluted net loss per share for the three-month period ended December 31, 2001, and the computation of diluted net income per share for the nine-month period ended December 31, 2000 because it was anti-dilutive.

14. Comprehensive Income (Loss)

        The Company's comprehensive income (loss) consisted of net income (loss) and the changes in net unrealized gains on available-for-sale securities, net of income taxes.

        The components of comprehensive income (loss), net of income taxes, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands)
Net income (loss)	$(34,133)	$(16,893)	$(115,004)	$64,194
Changes in net unrealized gains on available-for-sale securities, net of income taxes	(2,948)	(11,491)	1,986	(49,560)

Total	$(37,081)	$(28,384)	$(113,018)	$14,634

        Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gains on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

15. Segment Reporting

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

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands)
SSG:
Net revenues	$85,123	$128,253	$254,522	$373,776
Income (loss)	1,288	12,197	(10,854)	38,550
DSG:
Net revenues	16,477	22,512	47,138	71,497
Income (loss)	1,622	3,028	2,956	14,953
SNG:
Net revenues	3,681	9,753	9,756	26,125
Loss	(35,669)	(45,763)	(54,364)	(48,667)
Other:
Net revenues	—	—	—	—
Income (loss)	1,373	29,854	(48,234)	132,962

        The following table presents the details of the "Other" segment's income (loss):

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(In Thousands)
Unallocated corporate credit (expenses), net	$267	$(760)	$1,668	$(2,245)
Write-off of acquired in-process technology	—	—	(53,370)	—
Restructuring charges	780	—	(6,132)	—
Other charges	(4,509)	(980)	(8,601)	(980)
Interest and other income	8,214	34,477	27,651	145,193
Interest expense	(3,379)	(2,883)	(9,450)	(9,006)

Total	$1,373	$29,854	$(48,234)	$132,962

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

  Results of Operations

        The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Net revenues	100%	100%	100%	100%
Cost of revenues	45	53	50	46

Gross margin	55	47	50	54

Operating expenses:
Research and development	41	18	29	17
Selling, marketing and administrative	31	21	26	21
Amortization of goodwill and other intangibles	14	10	14	10
Write-off of acquired in-process technology	—	—	17	—
Restructuring charges	(1)	—	2	—
Other charges	4	18	3	6

Total operating expenses	89	67	91	54

Income (loss) from operations	(34)	(20)	(41)	0
Interest and other income	8	21	9	31
Interest expense	(3)	(2)	(3)	(2)

Income (loss) from continuing operations before provision for income taxes	(29)	(1)	(35)	29
Provision for income taxes	3	10	2	16

Income (loss) from continuing operations	(32)	(11)	(37)	13
Income (loss) from discontinued operations	—	(0)	(0)	1

Net income (loss)	(32)%	(11)%	(37)%	14%

        Business Segments.    We evaluate our product segments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, Storage Networking Group, or SNG, and Other. Please see "Item 1. Business" in Part I of our Annual Report on Form 10-K for the year ended March 31, 2001 and Note 15 to Notes to Condensed Consolidated Financial Statements included herein, for a detailed discussion of our reportable business segments.

        Net Revenues.    Net revenues were $105.3 million for the third quarter of fiscal 2002, a decrease of 34% from net revenues of $160.5 million for the third quarter of fiscal 2001. Net revenues were $311.4 million for the first nine months of fiscal 2002, a decrease of 34% from net revenues of $471.4 million for the first nine months of fiscal 2001.

        Net revenues for the third quarter of fiscal 2002, were comprised of $85.1 million from the SSG segment, a decrease of 34% from the third quarter of fiscal 2001, $16.5 million from the DSG segment, a decrease of 27% from the third quarter of fiscal 2001, and $3.7 million from the SNG segment, a decrease of 62% from the third quarter of fiscal 2001. Net revenues for the first nine months of fiscal 2002 were comprised of $254.5 million from the SSG segment, a decrease of 32% from the first nine months of fiscal 2001, $47.1 million from the DSG segment, a decrease of 34% from the first nine months of fiscal 2001, and $9.8 million from the SNG segment, a decrease of 63% from the first nine months of fiscal 2001.

        Net revenues from the SSG segment decreased for both the three- and nine-month periods ended December 31, 2001, as compared with the three- and nine-month periods ended December 31, 2000, primarily due to the industry-wide slowdown in capital spending which resulted in slower sales than we anticipated. The economic slowdown caused both our original equipment manufacturer, or OEM, and channel distributor customers to focus on reducing their inventories on hand.

        Net revenues from the DSG segment decreased for both the three- and nine-month periods ended December 31, 2001, as compared with the three- and nine-month periods ended December 31, 2000, primarily due to the decline in demand for our SCSI-based desktop solutions for Macintosh, as well as decline in PC demand for our SCSI-based desktop solutions resulting from the penetration of other lower cost solutions. The decline in net revenues was partially offset by sales of our USB 2.0 and FireWire/1394 solutions, which were launched in the first quarter of fiscal 2002.

        Net revenues from the SNG segment decreased for both the three- and nine-month periods ended December 31, 2001, as compared with the three- and nine-month periods ended December 31, 2000, primarily due to certain OEMs canceling their requirements for our network interface cards, or NICs, in their products.

        Gross Margin.    As a percentage of net revenues, gross margin was 55% and 50% for the third quarter and first nine months of fiscal 2002, respectively, compared to 47% and 54% for the third quarter and first nine months of fiscal 2001, respectively. Our gross margin in the third quarter of fiscal 2002 was higher than our gross margin in the third quarter of fiscal 2001, primarily due to the $10.0 million charge to cost of revenues taken in December 2000 for minimum royalty fees to Agilent in excess of actual usage. Our gross margin in the first nine months of fiscal 2002 was adversely affected by higher excess inventory charges resulting from the economic slowdown, as well as excess manufacturing capacity due to lower production volumes, in comparison to our gross margin in the first nine months of fiscal 2001.

        Research and Development Expenses.    Spending for research and development activities was $41.9 million for the third quarter of fiscal 2002, an increase of 43% from $29.4 million for the third quarter of fiscal 2001. Spending for research and development activities was $92.1 million for the first nine months of fiscal 2002, an increase of 15% from $80.2 million for the first nine months of fiscal

2001. The increase in spending is primarily a result of deferred compensation charges in association with the Platys acquisition of $14.7 million and $15.7 million taken in the third quarter and first nine months of fiscal 2002, respectively. Excluding the deferred compensation charges, the Company's spending declined 7% and 5% for the third quarter and first nine months of fiscal 2002 over the corresponding periods of fiscal 2001. However, we remain committed to significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the RAID, SCSI, Internet Protocol, or IP, storage and desktop markets. These new investments include iSCSI and InfiniBand in our SNG segment; and BIOS-based RAID, RAID on motherboard, or ROMB, zero-channel RAID, external RAID subsystems, and Ultra320 SCSI in our SSG segment; and FireWire/1394 and USB solutions in our DSG segment. The decrease in spending, net of deferred compensation charges was primarily due to reductions of infrastructure spending and headcount associated with our restructuring plans implemented in the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002. Excluding the deferred compensation charges, research and development expenses as a percentage of net revenues were 26% and 25% for the third quarter and first nine months of fiscal 2002, respectively, compared to 18% and 17% for the third quarter and first nine months of fiscal 2001, respectively.

        Selling, Marketing and Administrative Expenses.    Spending for selling, marketing and administrative activities was $33.1 million for the third quarter of fiscal 2002, a decrease of 4% from $34.5 million for the third quarter of fiscal 2001. Spending for selling, marketing and administrative activities was $82.5 million for the first nine months of fiscal 2002, a decrease of 16% from $97.9 million for the first nine months of fiscal 2001. The decrease in spending was primarily attributable to the reductions of our workforce and our marketing programs as a result of the restructuring plans implemented in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The decrease, however, was partially offset by deferred compensation charges in association with the Platys acquisition of $10.4 million and $10.7 million taken in the third quarter and first nine months of fiscal 2002, respectively. Excluding the deferred compensation charges selling, marketing and administrative expenses as a percentage of net revenues were 22% and 23% for the third quarter and first nine months of fiscal 2002, respectively, compared to 21% for both the third quarter and first nine months of fiscal 2001, respectively.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles was $14.9 million and $42.5 million for the third quarter and first nine months of fiscal 2002, respectively, compared to $15.9 million and $47.7 million for the third quarter and first nine months of fiscal 2001, respectively. Included in amortization of goodwill and other intangibles for the first nine months of fiscal 2002 was $40.7 million resulting from our fiscal 2000 acquisition of Distributed Processing Technology, Corp., or DPT, and $1.8 million from our acquisition of Platys Communications, Inc., in August 2001. Our acquisition of Platys was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142, and therefore, only the other intangibles of Platys are being amortized. We will adopt SFAS No. 142 for DPT on April 1, 2002. As such, we continue to amortize both goodwill and other intangibles associated with DPT. Amortization expense for the first nine months of fiscal 2001 included the amortization of goodwill and other intangibles associated with DPT, as well as the amortization costs associated with the warrants issued to Agilent Technologies, Inc.

        Write-off of Acquired In-Process Technology.    In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in the second quarter of fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain ASIC-based iSCSI technology for the IP storage solutions market. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

        The percentage of completion was determined using costs incurred by Platys prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, project completion ranged from 25% to 90%. The total estimated costs to complete the projects from the date of acquisition remains at approximately $11 million in the aggregate.

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

        Restructuring Charges.    In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of these terminated employees were based in the U.S., 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. We recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        In the third quarter of fiscal 2002, we recorded a net reduction to the fiscal 2001 fourth quarter restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual costs for severance and benefits were lower than originally anticipated as well as an additional $0.2 million charge for the estimated realizable value of certain manufacturing equipment. In the first quarter of fiscal 2002, we recorded a net $0.7 million charge to the fiscal 2001 fourth quarter restructuring provision which included additional accrued lease costs of $0.5 million, and we wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring plan. These adjustments were offset by a decrease in severance and benefits of $0.1 million.

        Other Charges.    We hold minority investments in certain non-public companies. These minority investments are accounted for under the cost method as we do not have the ability to exercise significant influence over these companies' operations. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. During the third quarter and first nine months of fiscal 2002, we recorded an impairment charge of $4.5 million and $8.6 million, respectively. The impairment charges were related to a decline in the values of certain minority investments deemed to be other than temporary. The impairment charges are included under "Other charges" in the Condensed Consolidated Statement of Operations for the respective periods.

        Interest and Other Income.    The components of interest and other income were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
		(In Thousands)
Interest income	$8,214	$8,946	$27,651	$23,687
Gain on sales of JNI common stock	—	25,531	—	112,686
Gain on sales of properties	—	—	—	8,820

Total	$8,214	$34,477	$27,651	$145,193

        Interest expense.    Interest expense was $3.4 million and $2.9 million for the third quarters of fiscal 2002 and 2001, respectively, and $9.5 million and $9.0 million for the first nine months of fiscal 2002 and 2001, respectively. Interest expense during these periods resulted primarily from interest associated with our 4 3/4% Convertible Subordinated Notes.

        Income Taxes.    Our income tax provisions were $2.7 million and $15.7 million in the third quarters of fiscal 2002 and 2001, respectively. Income tax provisions for interim periods are based on our estimated annual income tax rate. Our effective tax rate generally differs from the combined U.S. Federal and state statutory income tax rate of 40%, primarily due to income earned in Singapore where we are subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. However, in the third quarters of fiscal 2002 and 2001, we did not derive a tax benefit from our net loss primarily because a portion of deferred compensation charges resulting from the Platys acquisition and the amortization of goodwill and other intangibles will not be fully deductible for tax purposes. In addition, we wrote-off the remaining unamortized Agilent warrant costs in the third quarter of fiscal 2001, which will not be fully deductible for tax purposes.

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

        Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain management, human resources administration, product order administration, customer service, and finance and accounting services. Our fees for providing these services are generally the cost of providing the services plus five percent. These transitional service arrangements generally have a term of one year following the legal separation. We also entered into a five-year arrangement to lease Roxio its corporate headquarters at fair market value. Roxio elected to exercise its option to terminate the arrangement at the end of our fiscal year.

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

        In June 2001, Agilent and we agreed to terminate the Development and Marketing Agreement. Pursuant to the agreement's termination, we paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years. In return, we received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply us with the Tachyon chips used in our fibre channel products. Of the $18.0 million of royalty fees, $16.4 million had previously been accrued as of the date of termination. The remaining $1.6 million of royalty fees were expensed and included as "Cost of revenues" in the Condensed Consolidated Statement of Operations for the nine-month period ended December 31, 2001.

Liquidity and Capital Resources

        As of December 31, 2001, our principal sources of liquidity consisted of $605.6 million of cash, cash equivalents and marketable securities, and an unsecured $20.0 million revolving line of credit which expires in July 2002. No borrowings were outstanding under the line of credit as of December 31, 2001.

        Our cash, cash equivalents and marketable securities decreased 7% from $651.3 million as of March 31, 2001. Net cash provided by operating activities for the nine-month period ended December 31, 2001 was $25.3 million. Operating cash primarily resulted from our net loss, adjusted for non-cash items including depreciation and amortization expenses, restructuring and other charges and the write-off of acquired in-process technology in connection with our Platys acquisition, as well as the decrease in our inventories as we focused on reducing our inventory level. Net cash provided by operating activities was partially impacted by our payment of the royalty fees to Agilent in the first half of fiscal 2002.

        Net cash used for investing activities for the nine-month period ended December 31, 2001 was $71.9 million. The use of cash for investing activities was primarily a result of the purchase of certain net assets in connection with our acquisition of Platys, net of cash acquired, as well as additional capital expenditures.

        Net cash provided by financing activities for the nine-month period ended December 31, 2001 was $5.2 million, generated by proceeds received from the issuance of common stock to employees.

        We believe that our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations over at least the next twelve months.

Recent Accounting Pronouncements

        In June 2001, the Emerging Issues Task Force ("EITF") issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement, or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Companies are required to adopt EITF 00-25 for annual or interim periods beginning after December 15, 2001. We have adopted EITF 00-25 as of January 1, 2002, and the adoption did not have a material impact on our financial statements.

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and the measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 on April 1, 2002 and we believe the impact of SFAS No. 144 will not have a material effect on our financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 25, 2002. We will adopt SFAS No. 143 on April 1, 2003 and we believe the impact of SFAS No. 143 will not have a material effect on our financial position and results of operations.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for all business combinations completed after June 30, 2001. SFAS No. 141 replaced APB Opinion No. 16, "Business Combinations," and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under

SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. For acquisitions consummated prior to July 1, 2001, we will adopt SFAS No. 142 on April 1, 2002. Our acquisition of Platys Communications, Inc. ("Platys") in August 2001 was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142 (Note 4). We are in the process of determining the impact the adoption will have on our financial position and results of operations.

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

  •
  pending legal proceedings.

Operating results for the first nine months of fiscal 2002 were materially affected by unusual charges, including the following:

  •
  excess inventory charges due to the economic slowdown;

  •
  amortization of deferred compensation in connection with our Platys acquisition;

  •
  write-off of acquired in-process technology from Platys;

  •
  restructuring charges; and

  •
  asset impairment charges.

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

  Technologies:

  •
  ATA;
  •
  Serial ATA
  •
  Fibre channel;
  •
  FireWire/1394;
  •
  InfiniBand;
  •
  iSCSI;
  •
  PCI;
  •
  PCIX
  •
  RAID;
  •
  SCSI;
  •
  Serial Attach SCSI
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

        Our international operations involve risks, and may negatively affect our revenues and results of operations.     Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-

denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from the political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could negatively affect our business and financial results.

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

        We hold minority interests in certain non-public companies, and if these companies face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in certain privately held companies that acquired our divested business lines in fiscal 1999. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the current economic downturn, our investments in these companies may be impaired, which could adversely affect our financial results. For example, we recorded impairment charges in the first and third quarters of fiscal 2002 related to a decline in the values of certain minority investments deemed to be other than temporary.

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

        We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.    On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The IRS is currently auditing our Federal income tax returns for fiscal 1998 and 1999. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that sufficient taxes have been provided, the final outcome of these matters could adversely affect our results of operations and financial position.

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

        There may be potential subsequent tax liabilities that could negatively affect our results of operations.    Pursuant to our distribution of the Roxio common stock, we have received an opinion from PricewaterhouseCoopers LLP, or PwC, that the transaction would qualify as tax-free to us and to our stockholders under Section 355 of the Internal Revenue Code. IRS regulations provide that if another entity acquires a controlling interest in Roxio or our common stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fail to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

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

        On June 27, 2000, We received a statutory notice of deficiency from the Internal Revenue Service ("IRS") with respect to our Federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000 contesting the asserted deficiencies. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements were filed with the U.S. Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. Only procedural matters remain to complete the tax audits for these years. The outcome did not have a material effect on our financial position or results of operations, as sufficient tax provision had been made.

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

        In exchange for certain Platys' common stock which was subject to repurchase at the date of acquisition, we issued 0.9 million shares of our common stock valued at $10.1 million subject to our right of repurchase to certain employee stockholders. The restricted stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee stockholders' continued employment with us. We recorded the value of the restricted stock as deferred stock-based compensation, which is being amortized as the related services are performed.

        Pursuant to the Platys acquisition agreement, we also committed to certain executives of Platys an additional 0.8 million shares of our common stock when certain milestones were met. In December 2001, the specified milestones were met and we issued the additional 0.8 million shares of common stock. We recorded compensation expense using the fair market value of our common stock on the day the milestones were met of $12.4 million.

        We obtained a permit for the issuance of these securities pursuant to a fairness hearing conducted by the California Department of Corporations, and therefore, the offer and sale of these shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. We did not engage any underwriters in connection with this transaction.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Number	Exhibit Description
10.1	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. And Taiwan Semiconductor Manufacturing Co., Ltd.**

**
Confidential treatment has been requested for portions of this agreement.

(b)
Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ DAVID A. YOUNG	Date: February 11, 2002
David A. Young Vice President and Chief Financial Officer (principal financial officer)
By:	/s/ KENNETH B. AROLA	Date: February 11, 2002
Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)

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
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES