Form 10-K
period 2002-03-31
ADAPTEC INC
filed 2002-06-24
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Common Stock, $.001 Par Value

Common Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐    No ☒

        Based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on June 17, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,035,873,584. Shares of Common Stock held by each executive officer and director of the Registrant and by each person known by the Registrant to own 10% or more of its outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 106,500,406 at June 17, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following document are incorporated by reference into Part III, of this Annual Report on Form 10-K: Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risks Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

        References made in this Annual Report on Form 10-K to "Adaptec," the "Company," the "Registrant," "we," "our" or "us" refer to Adaptec, Inc. and its wholly-owned subsidiaries.

Overview

        We design, manufacture and market storage access solutions that reliably move, manage and protect critical data and digital content. Our storage solutions are used in high-performance networks, servers, network attached storage devices, workstations and desktop personal computers, or PCs, from the world's leading manufacturers of computer, storage and networking products. Our solutions are sold through original equipment manufacturers, or OEMs, and distribution channels to a wide variety of end users, ranging from large scale enterprises to retail consumers.

        We believe that we enjoy strategic advantages in our markets on the basis of the following core competencies:

  •
  Accelerating time to market.  We strive to lead the storage market in technology transitions (such as the move to Ultra320 small computer system interface, or SCSI) as a way to generate OEM design wins.

  •
  Delivering value-added software.  We provide software drivers, basic input/output system, or BIOS, integration, graphical user interfaces, redundant array of independent disks, or RAID, firmware, protocol stacks and compatibility testing that we believe offer value to OEM customers and reduce support costs for OEM and distribution partners.

  •
  Designing innovative ASICs.  We decide on a product-by-product basis how best to invest in application specific integrated circuits, or ASICs, that will provide competitive advantages to our customers. For example, we introduced the leading ASICs for the SCSI market, and we are introducing ASICs for the Internet Protocol SCSI, or iSCSI, market.

  •
  Enhancing brand equity.  We believe that our brand conveys value to customers seeking pre-tested compatibility and the direct benefits of a worldwide support organization.

        We currently operate in three business segments:

  •
  Storage Solutions Group ("SSG"):  SSG's interface products enable the movement, storage and protection of data across a range of server platforms, direct attached storage, or DAS, servers, storage area networks, or SAN, based servers, network attached storage, or NAS, devices and storage subsystems. These products bring Host Input/Output, or I/O, technology, including SCSI and RAID solutions to storage applications. We have recently introduced our DuraStor external storage products, and we have shipped evaluation units of our Ultra320 SCSI products to our OEM customers for testing and integration.

  •
  Desktop Solutions Group ("DSG"):  DSG provides high-performance I/O, connectivity solutions for personal computing platforms, including notebook and desktop PCs and consumer electronic devices. These products provide USB 2.0, FireWire /1394 and SCSI connectivity. In fiscal 2002, we introduced several USB 2.0 host adapter and hub products.

  •
  Storage Networking Group ("SNG"):  SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. Our products incorporate iSCSI, TCP/IP offload engine, or TOE, functionality, fibre channel and multi-port ethernet technologies. We are currently providing evaluation units of our iSCSI and TOE products to OEM customers for testing and integration.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., in the form of a fully independent and separate company in May 2001. Unless otherwise indicated, the discussion in this Annual Report on Form 10-K relates to our continuing operations.

        We were incorporated in 1981 in California and completed our initial public offering on the Nasdaq National Market in 1986. In March 1998, we reincorporated in Delaware. We are an S&P SmallCap 600 Index member. Our principal executive offices are located at 691 South Milpitas Boulevard, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We can also be reached at our Web site at www.adaptec.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report.

Recent Transactions

        IBM Agreement.    In March 2002, we entered into a technology licensing agreement and a three-year product supply agreement with International Business Machines Corporation, or IBM. The licensing agreement grants us the right to use IBM's ServeRAID technology for our PCI RAID and external RAID products. Under the product supply agreement, we will supply RAID hardware and software to IBM for use in IBM's xSeries servers.

        3% Convertible Subordinated Notes due 2007.    In March 2002, we issued $250,000,000 of 3% Convertible Subordinated Notes due 2007 in a private placement transaction. The 3% Notes are convertible into shares of our common stock at a conversion price of $15.31 per share.

        Platys.    In August 2001, we purchased Platys Communications, Inc., or Platys, a developer of iSCSI and TOE solutions. The Platys team was integrated into SNG and is accelerating our development of connectivity solutions for iSCSI markets.

        Roxio.    In May 2001, we completed the spin-off of our software division, Roxio. The spin-off was effected to allow Roxio independent access to capital in order to expand into new markets.

Business Segments overview

        Following are discussions of our principal business segments and key activities in these segments during fiscal 2002:

Storage Solutions Group

        Our SSG segment develops, manufactures and markets Host I/O, RAID and external RAID products that provide data movement and protection solutions used by Intel and Unix-based servers, NAS devices and SAN storage subsystems.

        Host I/O.    Driven by market needs for capacity and data protection, the SCSI interface supports I/O requirements for both high-performance hard disk drives and easy-to-use external connections generally used for tape back-up devices. We pioneered SCSI technology, which connects the central processing unit, or CPU, to internal and external peripherals, including storage devices. SCSI provides high-speed data transfer rates for disk drives and is highly effective in eliminating I/O bottlenecks in high-traffic server environments. We have recently announced our efforts in extending our Host I/O business by developing next generation I/O solutions including both Serial Advanced Technology Attachment, or SATA, and Serial Attached SCSI, or SAS, products. In addition, we have shipped evaluation units of our Ultra320 SCSI products to our OEM customers for testing and integration. Ultra320 SCSI offers data transfer rates of up to 320 megabytes per second per channel. This is twice the speed of the current SCSI standard and will provide customers with additional bandwidth and performance. These Ultra320 products include the next generation in the Peripheral Component Interconnect bus, called PCI-X, which increases the speed of the traditional internal server bus.

        RAID.    When combined with RAID firmware and hardware, SCSI is the leading method of combining multiple hard drives to collectively act as a single storage system. Disk drives tend to have a high incidence of failure, and RAID technology reduces a server's dependence on the reliability of a single disk drive. Our SSG segment also applies our RAID technology to disk drive interfaces other than SCSI in order to offer our RAID software and hardware across server segments ranging from low- to high-end. We are shipping RAID products based on AT Attachment, or ATA, technology, and we have recently announced the introduction of next-generation Serial ATA RAID controllers.

        External Storage.    We have recently introduced our DuraStor external storage products for both SCSI and fibre channel, which are designed to provide a high level of data availability and scalability in DAS and SAN environments. These products are sold through our channel distributors, and we make on-site service and support available for these products.

        IBM ServeRAID agreements.    In March 2002, we entered into a technology licensing agreement and a three-year product supply agreement with IBM. The licensing agreement grants us the right to use IBM's ServeRAID technology for our PCI RAID and external RAID products. Under the product supply agreement, we will supply RAID hardware and software to IBM for use in IBM's xSeries servers. This agreement allows us to leverage IBM's ServeRAID technology across our entire RAID business and makes us an OEM RAID supplier for IBM's xSeries server line, deepening the penetration of our RAID products in the OEM market for enterprise servers. The agreement provides IBM's xSeries server line with access to our broad range of RAID technologies, products and support. The agreement complements our "RAID Everywhere" initiative, designed to accelerate the widespread adoption of RAID in the PC server and high-end PC markets in order to provide customers higher levels of data protection and greater speeds of information exchange in support of their business strategies.

Desktop Solutions Group

        Our DSG segment develops, manufactures and markets high-performance I/O connectivity solutions to connect PCs, with peripherals and consumer electronic devices. The segment targets the installed base of desktop PCs in homes and businesses worldwide. Our current I/O products include connectivity solutions based on USB 2.0, FireWire/1394 and SCSI technologies. USB 2.0 and FireWire/1394 technologies are fast, configurable and easy-to-use interface solutions that connect desktop computers to digital video camcorders, digital cameras, external storage devices and other peripherals with the ability to handle high-bandwidth data transfers at high speed. In fiscal 2002, we also introduced USB 2.0 hub products that connect to an existing USB port to provide up to seven USB 2.0 connections to a single computer. In addition, we have recently introduced USB 2.0 and FireWire/1394 combo cards, which allows users to add USB 2.0 and FireWire/1394 connections to their computers with a single card. Our product offerings in the DSG segment also include the family of SCSI host bus adapters for PCs, Macintosh and laptops that brings high-speed connectivity to the desktop enabling users to quickly move and manage high volumes of data to and from internal and external storage devices.

Storage Networking Group

        Our SNG segment develops, manufactures and markets storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. The segment focuses on bringing new levels of functionality, performance and interoperability to iSCSI, multi-port fast ethernet and fibre channel markets. Customers' needs for storage are changing in response to the growth of data storage requirements driven by increased internet usage and other factors. In response to demand for lower cost data management, increased data availability, higher performance and simplified storage scalability, multiple storage fabric architectures are emerging, where storage devices are connected directly into a network-like fabric.

        We have invested over three years of research and development efforts in the development of iSCSI products. As a result of our recent acquisition of Platys, we believe we have accelerated our ability to deliver products that provide iSCSI and TOE functionality. iSCSI or ethernet-based networks are specifically designed to enable cost effective SANs to be deployed to a broad market, and to utilize existing networking infrastructure and protocols. This new technology is designed to enable SCSI block-based storage traffic to be efficiently and reliably transferred over existing Internet Protocol, or IP, and ethernet-based networks. Because iSCSI operates over the existing ethernet infrastructure, it is intended to provide lower total cost of ownership by retaining the existing networking, interoperability, manageability and compatibility advantages of ethernet, as well as leveraging the knowledge base among IT professionals and other cost advantages that have made ethernet successful. With this technology, our customers will be able to use inexpensive, readily available ethernet switches, hubs and cables to implement iSCSI-based SANs. We are currently providing evaluation units of our iSCSI and TOE products to OEM customers for integration and testing. We have recently announced design wins for these products with the following leading OEMs: ADIC, IBM, InRange and McData.

        We have taken a leadership role in developing the iSCSI market by establishing strategic relationships with leading vendors to bring a vertical value proposition to end users. For example, in January 2002, we announced an initiative with Cisco Systems to market iSCSI solutions combining our ASIC-based iSCSI adapters and Cisco's storage routers, and collaborate on end-user educational programs. This initiative includes joint interoperability testing, solution documentation, training, promotion and support for popular SAN applications. We also participate at "plug-fests," which are industry events at which we have demonstrated the feasibility of iSCSI SANs using our iSCSI products with complementary products from other vendors.

        In fiscal 2002, our SSG segment accounted for $341.9 million of our net revenues, our DSG segment accounted for $64.2 million of our net revenues and our SNG segment accounted for $12.7 million of our net revenues. See Note 20 of the Notes to Consolidated Financial Statements for further discussion on our operating segments.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, Inc. and declared a dividend of shares of Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001 in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that were retained by us for issuance upon the potential exercise of the outstanding warrants held by Agilent Technologies, Inc., or Agilent, to purchase shares of our common stock (see Note 17 of the Notes to Consolidated Financial Statements for further discussion of the warrants). The distribution of the shares of Roxio common stock was intended to be tax-free to us and to our stockholders. Our historical consolidated financial statements have been restated to reflect Roxio as discontinued operations for all periods presented. (See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the spin-off).

        The primary goals of the separation were to create greater value for our stockholders and allow Roxio independent access to capital in order to expand into new markets.

Products

SSG Products

        Our SSG products primarily include SCSI, RAID and external storage solutions that move, manage and protect critical information intelligently, providing enhanced data performance and security in the server marketplace.

        Host I/O.    Our Host I/O products, which incorporate our proprietary ASIC technologies, provide customers with the latest high-speed PCI and SCSI technology that can be applied to server motherboard solutions, RAID on motherboard, or ROMB, solutions, zero-channel RAID solutions, SCSI host bus adapters, RAID host bus adapters, NAS and external RAID solutions. Our SCSI ASICs can manage all I/O processing activity, thereby freeing the CPU to perform other operations. To expand further the market for our products, we are continuing to develop next-generation serial I/O solutions.

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

        Today's market is largely for Ultra160 solutions which are designed for high traffic environments that can benefit from added speed and bandwidth. They are used in entry-level to high-end servers, offering different levels of performance and scalability for most hard disk drive configurations. As databases expand, information access requires more time. Using a 64-bit PCI interface, the Ultra160 SCSI solutions support transfer rates of up to 160 megabytes per second. Their ability to negotiate transfer rates and provide a guaranteed connection can help maintain a high level of drive availability. In addition, the Ultra160 SCSI solutions fully support all legacy SCSI devices. We have shipped evaluation units of our Ultra320 SCSI ASICs to our OEM customers for testing and integration. Our Ultra320 SCSI ASICs offer data transfer rates of up to 320 megabytes per second per channel. In addition, these products offer low-cost, embedded mirroring RAID functionality that can be upgraded to our higher-functionality RAID products.

        RAID.    Our RAID controllers incorporate PCI technology and offer software functionality designed to make RAID creation and management fast, simple and reliable. Our portfolio of RAID products spans a broad range of disk drive interfaces, including SCSI and ATA. Our SSG segment deploys its own SCSI controllers for SCSI-based RAID controllers, providing our customers with cost-effective solutions. All of our RAID controllers include sophisticated management software that simplifies configuration and management, thereby reducing training and support costs.

        The Ultra160 SCSI RAID controllers, which feature our Ultra160 SCSI ASICs, provide industry-standard disk data transfer rates of 160 megabytes per second per channel, offering increased data protection and availability for environments requiring high-speed throughput, scalability and reliability. The Ultra160 SCSI RAID controllers are designed for both conventional and rack-mount servers and support all major server operating systems, including Windows, WindowsNT, Linux, NetWare and Unix. We recently introduced a new innovation in small form factor, or zero channel, RAID controllers, designed for the rack-mount server market using our Ultra160 ASIC.

        We are currently providing evaluation units of our Ultra320 SCSI RAID controllers that feature our Ultra320 SCSI ASICs to our OEM customers for testing and integration. Our Ultra320 SCSI RAID controllers will offer data transfer rates of up to 320 megabytes per second per channel, offering increased data protection and availability relative to our Ultra160 SCSI RAID controllers for environments requiring a higher-level of throughput, scalability and reliability.

        Our ATA RAID controllers allow customers to take advantage of low-cost ATA hard disk drives. While ATA drives have limited scalability, they are particularly appealing to the cost-sensitive, entry-level server market where two or three drives may be sufficient for customers' needs.

        External Storage.    We have recently introduced our DuraStor external storage products for both SCSI and fibre channel, which provide a high level of data availability and scalability in NAS and SAN environments. These products are sold through our channel distributors, and we make on-site service and support available for these products.

DSG Products

        Our DSG segment offers simple, accessible and affordable I/O technology solutions for consumers and professionals in the desktop market. We offer USB 2.0 and FireWire/1394 solutions that support desktop computer connectivity with next-generation peripherals such as camcorders and digital video cameras. The emergence of digital video and multimedia applications has created the need to move large amounts of data between peripherals and PCs. USB 2.0 and FireWire/1394 technologies offer a versatile, high-speed, low-cost method of interconnecting a variety of PC peripherals and consumer electronic devices. Our USB 2.0 connectivity solutions provide the fastest USB standard currently available, supporting data speeds of up to 480 megabits per second while maintaining backward-compatibility with current USB 1.1 devices. Our FireWire/1394 connectivity solutions can handle high-bandwidth data transfer rates of up to 400 megabits per second and can connect up to 62 external devices. In addition, our FireWire/1394 solutions feature Sonic myDVD software, which allows consumers to capture, edit, produce and share video content.

        In fiscal 2002, we introduced USB 2.0 hub products that connect to an existing USB port to provide up to seven USB 2.0 connections, enabling consumers to easily connect multiple devices to a single computer. In addition, we have recently introduced USB 2.0 and FireWire/1394 combo cards, which allows users to add USB 2.0 and FireWire/1394 connections to their computers with a single card.

        In addition, our product offerings in the DSG segment include the family of SCSI host bus adapters for PCs, Macintosh and portables that brings high-speed connectivity to the desktop, enabling users to quickly move and manage high volumes of data to and from internal and external storage devices.

SNG Products

        Our SNG segment is focused on driving the convergence of storage and networking, building pervasive iSCSI solutions and delivering high performance, multi-port network interface card, or NIC, and fibre channel cards. At the core of our storage networking portfolio are products geared to SAN solutions, which enable users to efficiently share, access and consolidate storage resources.

        Our SNG segment is currently focused on the development of products that will provide iSCSI and TOE functionality, including multi-function iSCSI host bus adapters, TOE NIC cards and fibre channel to Internet Protocol, or FC/IP, ASICs. Our TOE NIC cards are designed for use in servers and NAS devices, providing general purpose TCP/IP offload functionality, easing the processing burden on host CPUs. Our FC/IP ASICs are designed for use in switches, and enable fibre channel SANs to be connected to the Internet for purposes of Internet storage, disaster recovery and mirroring functionality. We are currently providing samples of these products to our OEM customers for testing and evaluation.

        Our DuraLAN family of single-port and multi-port NICs is designed to maximize the performance of PCI servers operating on fast ethernet and ethernet networks. They are designed to increase bandwidth, reliability and network availability. For applications requiring maximum throughput, such as graphics, multimedia and databases, NICs increase the performance of both 64-bit and 32-bit servers that provide critical local and wide area network solutions. Our DuraLAN technology maximizes throughput by providing a fast ethernet to PCI connection for LAN-based servers.

Emerging Technologies

        The computer industry is characterized by rapid technological changes. We are committed to maintaining our technical leadership in the server, storage networking and desktop computer markets by providing our customers with advanced, affordable and easy-to-use products and solutions.

IP Storage

        Our newest development in the SAN market is in the emerging technology of IP storage solutions. iSCSI (ethernet-based) networks are specifically designed to enable cost effective SANs to be deployed to a broad market, and to utilize existing networking infrastructure and protocols. This new technology enables SCSI block-based storage traffic to be efficiently and reliably transferred over existing ethernet-based networks. Because IP storage operates over the existing ethernet infrastructure, it is intended to provide lower total cost of ownership by retaining the existing networking, interoperability, manageability, compatibility and other cost advantages that have made ethernet successful. Customers will be able to use inexpensive, readily available ethernet switches, hubs and cables to implement IP storage-based SANs.

Disk Interface products

        We have shipped evaluation units of the next generation of our SCSI technology, Ultra320 SCSI, which will offer data transfer rates of up to 320 megabytes per second per channel. This is twice the speed of the current SCSI standard and will provide customers with additional bandwidth and performance. Ultra 320 products will be used for disk I/O and building blocks for our RAID controller products. We are also introducing products which implement the next generation in the PCI bus, called PCI-X, which is designed to dramatically increase the speed of the traditional internal server bus. Adaptec is also investing in next generation disk interface products around emerging SATA and SAS standards, and next generation host interconnects such as PCI-X 2.0 and PCI Express.

InfiniBand

        We are currently evaluating InfiniBand, a switch fabric technology that could enable system clustering, server blade interconnection and high performance localized storage. Connections between servers, remote storage and networking are accomplished by attaching all devices through a central, unified fabric of InfiniBand switches and links. InfiniBand is expected to offer increased system performance, enhanced reliability, greater availability and independent scalability of fabric elements.

Sales, Marketing and Customers

        We supply a broad range of storage access solutions and maintain a strong sales, distribution, service and support infrastructure to help customers implement these solutions. We sell our solutions through a direct sales force to OEMs who market our products under their brand, as well as distributors worldwide that market the product under the Adaptec brand. We work closely with our OEM customers on the design of current and next generation products to meet the specific requirements of system integrators and end-users. We provide our OEM customers with extensive applications and system design support.

        We maintain training and support for channel customers including value-added resellers, or VARs, system integrators and distributors. Sales and marketing to OEMs, VARs, system integrators and distributors are primarily handled by our direct sales force and our marketing and engineering teams. Members of senior management familiar with customers' markets and needs frequently participate in the marketing process. We also sell board-based products to end-users through major computer product retailers to whom we provide technical support worldwide.

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

        Our major OEM customers include Dell, Fujitsu, Fujitsu-Siemens, Hewlett Packard/Compaq and IBM. Major distributors include Actebis, Ingram Micro, SoftBank, Synnex and Tech Data. We also sell direct to a number of manufacturing facilities, including Celestica, SCI Systems and Solectron, which generally act as agents for our OEM customers. Major retail customers in the DSG segment include Circuit City, CompUSA, Fry's Electronics and Micro Center.

        In fiscal 2002, Dell and Ingram Micro accounted for 15% and 11%, respectively, of our total net revenues. In fiscal 2001, Ingram Micro accounted for 13% of our total net revenues. In fiscal 2000, Ingram Micro and Dell Computer each accounted for 12% of our total net revenues.

International

        We maintain operations in 11 countries worldwide and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets for maturing products. In addition, we believe that, in the future, technology companies will have to develop products and sales models that are able to target developing countries. Moreover, we believe that our broad geographic presence, which is focused on developing products and business models that will bring technology to developing countries, will provide us a solid base to build upon for future growth.

        A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 20 in the Notes to Consolidated Financial Statements. We generated approximately 54% of our overall net revenues in 2002 from outside of the United States. A majority of our net revenues originating outside the United States was from customers other than foreign governments.

Competition

        The markets for all of our products within the SSG, DSG and SNG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive price pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on technology-intensive solutions. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals. We believe the principal competitive factors in our markets include:

•
product performance;

•
price;

•
support for new industry and customer standards;

•
scalability & interoperability;

•
product features and functionality;

•
a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments;

•
reliability, technical service and support; and

•
brand awareness.

        We believe that at present we compete favorably with respect to each of these factors.

        In the SSG segment, we primarily compete with LSI Logic, Mylex (a subsidiary of IBM), and Promise. In the DSG segment, we primarily compete with Belkin, Dazzle Multimedia, Pinnacle Systems and SIIG. In the SNG segment, we are primarily competing for design wins for our iSCSI products with Broadcom, Emulex, Intel, QLogic and Alacritech. Our NICs primarily compete with 3Com, Intel and Netgear. Our fibre channel products primarily compete with Emulex, JNI and QLogic.

        Our competitors continue to introduce products with improved performance characteristics, and our customers continue to develop new applications. As we continue to broaden our storage solution product offerings into the server, workstation and desktop computer environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from other companies that may enter our markets. In addition, our competitors could introduce new products with superior features, scalability and functionality at lower prices than our products. Some of these companies have greater technical, marketing, manufacturing and financial resources than we do, as well as greater name recognition and a larger installed customer base. As the storage solution market continues to develop, competitors with greater resources could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors or business partners. We will have to continue to develop and market appropriate products to remain competitive. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors. Increased competition could result in price reductions, reduced gross margins and loss of market share, all of which could adversely impact our results of operations and financial position.

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects as our backlog levels vary with product availability, delivery lead times and customer order delays, changes or cancellations. Moreover, our OEM customers place orders that are subject to acceptance by us in accordance with their requirements and our delivery lead time capabilities. In our distributor channel, we typically receive requests for product to be delivered within two weeks or less. Accordingly, our backlog as of any particular date is not a meaningful indicator of future sales.

Manufacturing

        As a result of the restructuring plan implemented in the fourth quarter of fiscal 2001, we consolidated all of our manufacturing operations to our Singapore manufacturing facility in fiscal 2002. Our products make extensive use of standard logic, printed circuit boards and random access memory from several outside suppliers in addition to our custom designed integrated circuits.

        All semiconductor wafers used in manufacturing our products are processed to our specifications by outside suppliers and internally tested by us. We have secured capacity through agreements with Taiwan Semiconductor Manufacturing Company, or TSMC. Advance payments have been made to TSMC to secure wafer production through December 31, 2004, which we believe will be sufficient to meet our anticipated needs for both current and future technologies.

Patents and Licenses

        We maintain a patent award program that encourages our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2002, we had 220 issued patents, expiring between 2005 and 2019, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. Additionally, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

        As is the case with many companies in the high technology industry, it may be desirable in the future for us to obtain technology licenses from other companies. We have received notices of claimed infringement of intellectual property rights from time to time and expect to receive additional such claims in the future. We evaluate all such claims and, if necessary, will seek to obtain appropriate licenses. We cannot assure you that any such licenses, if required, will be available on acceptable terms.

        In May 2000, we entered into a patent cross-license agreement with IBM. Under the agreement, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2004. In March 2002, the patent cross-license agreement was amended to extend the term to June 30, 2007. In consideration, we are paying, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2003, and we granted IBM a license to use all of our patents for the same period.

Research and Development

        We believe technical leadership is fundamental to our success, and we are committed to continuing a substantial level of research and development. Our investment in research and development primarily focuses on developing new products for the RAID, SCSI, network storage and desktop computer markets. These new investments include iSCSI and InfiniBand in our SNG segment; ROMB, zero-channel RAID, external RAID subsystems, and Ultra320 SCSI in our SSG segment; and FireWire/1394 and USB solutions in our DSG segment.

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

        Approximately one-third of our employees are engaged in research and development. In fiscal 2002, 2001 and 2000, our research and development expenses were $123.0 million, or 29% of total net revenues, $110.6 million, or 19% of total net revenues and $88.9 million, or 12% of total net revenues, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, amortization of purchased technology and subcontracting costs.

        We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

Environmental Laws

        Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to our operations or financial position.

Employees

        As of March 31, 2002, we had 1,713 employees. As a result of the restructuring plan implemented in the fourth quarter of fiscal 2002, we terminated approximately 70 employees. Of the 70 employees, 23 were terminated before March 31, 2002, and 47 employees have termination dates scheduled for the first and second quarter of fiscal 2003. Our continued success will depend in large measure on our ability to attract and retain highly skilled employees. We believe that we currently have favorable employee relations, however, despite the current economic slowdown, the competition for qualified personnel in our industry is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

Executive Officers

        The following sets forth certain information regarding our executive officers as of June 20, 2002, except that ages are as of March 31, 2002:

        Mr. Robert N. Stephens (age 56) has served as our Chief Executive Officer since April 1999 and President since October 1998. Prior to his promotion, Mr. Stephens had served as our Chief Operating Officer since 1995.

        Mr. Robert L. Schultz, Jr. (age 44) has served as our Chief Operating Officer since July 1999. From 1991 to 1999, Mr. Schultz was with Compaq Computer as Vice President and Director of the Server Storage Business (1998 - 1999) and in various marketing roles within Compaq Computer (1991 - 1998). As we have recently announced, Mr. Robert L. Schultz, Jr. will be leaving Adaptec effective June 28, 2002.

        Mr. David A. Young (age 58) has served as our Vice President and Chief Financial Officer since October 2000, and as Assistant Secretary since May 2001. From 1994 to 2000, Mr. Young served as Vice President and Chief Financial Officer of Datum, Inc.

        Mr. Kenneth B. Arola (age 46) has served as one of our Vice Presidents since June 1998, and as Corporate Controller and Principal Accounting Officer since February 1999. From 1995 to 1998, Mr. Arola served as Director of Corporate Finance.

        Mr. Kok Yong Lim (age 54) has served as our Vice President of Manufacturing since December 1999. From 1993 to 1999, Mr. Lim served as Managing Director and Vice President of Adaptec Manufacturing Singapore.

        Mr. H. Leland Caswell, IV (age 42) has served as Vice President and General Manager of SSG since October 2000, and as Vice President of Marketing for our OEM Solutions Group from 1999. From 1996 to 1999, he served as our Director of Marketing.

RISK FACTORS

        Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

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

  •
  pending legal proceedings.

        Operating results for fiscal 2002 were materially affected by unusual charges, including the following:

  •
  asset impairment charges;

  •
  deferred compensation in connection with our Platys acquisition;

  •
  write-off of acquired in-process technology from Platys;

  •
  excess inventory charges due to the economic slowdown; and

  •
  restructuring charges.

        Fiscal 2001 operating results were materially affected by unusual charges, including the following:

  •
  accrued minimum royalty fees to Agilent;

  •
  excess inventory charges due to the economic slowdown;

  •
  restructuring charges; and

  •
  asset impairment charge.

        Fluctuations in our operating results may adversely affect the trading price of our common stock.

        Our sales have been negatively affected by the current economic slowdown, and if these conditions persist or deteriorate, they may continue to adversely affect our results of operations and financial position. Since the second half of fiscal 2001, our operating results have been significantly affected by the continuing slowdown in information technology investments and consumer spending. Many of our customers have announced workforce reductions and delayed capital spending in response to the economic slowdown. In addition, recent international terrorist activities have further dampened the economic recovery. If current global economic and political conditions continue to persist or deteriorate, our customers will likely further postpone spending, which would continue to adversely affect our financial results.

        If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs. As a result of the economic slowdown, in the fourth quarter of fiscal 2001 and the first and fourth quarters of fiscal 2002, we implemented restructuring plans to reduce our operating costs to match the current business environment. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of the plans are to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could have an adverse effect on our financial results.

        If demand in the server, network storage and desktop computer markets declines, our net revenues may decline. Historically, our growth has been supported by increasing demand for systems that support:

  •
  client/server applications;

  •
  computer-aided engineering;

  •
  Internet/intranet applications;

  •
  data storage and digital content; and

  •
  multimedia and video.

        Our business or operating results would be adversely affected by a decline in demand for our products. For example, for the first time in several years, the demand in the server market declined slightly in fiscal 2002, which contributed to a decline in our net revenues. We cannot predict when and if server sales growth will increase. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our net revenues.

        We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion. In August 2001, we acquired Platys, a development stage company with no revenues, to enhance our technologies for this market. The marketplace for advanced storage products is highly competitive and our technology may never be broadly adopted. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. We do not expect to begin shipping commercial quantities of our network storage products earlier than the second half of fiscal 2003. If our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

        If demand for our customers' products declines or if our customers do not control their inventories effectively, our net revenues may be adversely affected. The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts, and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Historically, backlog has not been a significant factor for us, and we have set our operating budget based on forecasts of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

        If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competition. Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. For example, we are currently in the design and development stage with potential customers for our products with iSCSI functionality. If we are unsuccessful in designing these products to meet our customers' needs, our financial results could be adversely affected.

        Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline. The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

Technologies:

  •
  ATA;

  •
  Serial ATA;

  •
  Fibre channel;

  •
  FireWire/1394;

  •
  InfiniBand;

  •
  iSCSI;

  •
  PCI;

  •
  PCI-X;

  •
  RAID;

  •
  SCSI;

  •
  Serial Attached SCSI;

  •
  Ultra-DMA; and

  •
  USB.

Operating Systems:

  •
  Linux;

  •
  Macintosh;

  •
  Netware;

  •
  OS/2;

  •
  UNIX; and

  •
  Windows.

        In particular, a majority of our revenues are currently derived from products based on the SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI-based products and competing products incorporating lower cost solutions adversely affected our sales beginning in fiscal 1998 and are likely to affect our future sales. In addition, we are beginning to provide evaluation units of our Ultra320 SCSI products to our OEM customers for testing and evaluation as we transition our SCSI products to meet the next generation industry standard. If we are unsuccessful in these efforts, our business and financial results will be negatively impacted.

        If our products do not operate effectively with other products, our net revenues could be negatively affected. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

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

        Our dependence on new products may cause our net revenues to fluctuate or decline. Our future success significantly depends upon our completing and introducing new products at competitive prices and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

  •
  designing products to meet customer needs;

  •
  product costs;

  •
  timely completion and introduction of new product designs;

  •
  quality of new products;

  •
  differentiation of new products from those of our competitors; and

  •
  market acceptance of our products.

        As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results.

        If we are unable to compete effectively, our net revenues could be adversely affected. The markets for all of our products are intensely competitive and are characterized by the following:

  •
  rapid technological advances;

  •
  frequent new product introductions;

  •
  evolving industry standards; and

  •
  price erosion.

        As we continue to broaden our product offerings into the server, network storage and desktop computer environments, we have experienced, and expect to experience in the future, significantly increased competition both from existing competitors and from additional companies that may enter our markets. For example, a number of companies are pursuing network storage solutions and we expect to encounter intense competition in the developing iSCSI network storage products. We may also encounter new competitors in the emerging USB 2.0 market. Some of these companies have greater technical, marketing, manufacturing and financial resources than we do. We cannot assure you that we will have sufficient resources to accomplish any of the following:

  •
  meet growing product demand;

  •
  make timely introductions of new products;

  •
  compete successfully in the future against existing or potential competitors;

  •
  provide OEMs with design specifications in a timely manner; and

  •
  prevent price competition from eroding margins.

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies. In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In December 1999, we acquired Distributed Processing Technology Corp., or DPT, to strengthen our position in the RAID market. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions or strategic alliances could cause significant diversions of management time and resources. If we acquire new businesses, products or technologies in the future, we may be required to assume contingent liabilities and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or strategic alliances. These transactions may adversely affect our business, financial position and operating results.

        If there is a shortage of components used in our customers' products, our sales may decline, which could adversely affect our results of operations and financial position. If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies' chip supply shortages, which reduced the demand for some of our SSG products. This negatively affected our net revenues in the first half of fiscal 2001. Similar shortages of components used in our customers' products could adversely affect our net revenues and financial results in future periods.

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

  •
  transition to smaller geometries for semiconductor devices;

  •
  the level of contaminants in the manufacturing environment;

  •
  impurities in the materials used; and

  •
  the performance of personnel and equipment.

        While we have been satisfied with the quality, yield and timeliness of wafer deliveries to date, we cannot assure you that manufacturing problems may not occur in the future. A shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that wafer suppliers will continually seek to convert their fabrication process arrangements to smaller wafer geometries and to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason TSMC, or any other wafer supplier we may use, is unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional foundries. Additional wafer foundries may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

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

        We depend on the efforts of our distributors, which if reduced, would negatively affect our business and our results of operations. We derive a material percentage of our net revenues from independent distributor and reseller channels. Our financial results could be adversely affected if our relationship with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

        Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors build inventories in anticipation of future sales, and if, as has been the case from the second half of fiscal 2001 through fiscal 2002, such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

        Our operations depend on key personnel, the loss of whom could affect our business and reduce our future net revenues. In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The expansion of high technology companies in Silicon Valley where we operate our business has increased demand for experienced management, technical, marketing and support personnel and despite the economic slowdown, competition for their talents is intense. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

        Our international operations involve risks, and may negatively affect our net revenues and results of operations. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could negatively affect our business and financial results.

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which could adversely affect our results of operations and financial position. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In fiscal 2002 we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of certain minority investments. In addition, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142 in July 2001,

whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. For acquisitions consummated prior to July 1, 2001, we adopted SFAS No. 142 on April 1, 2002. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates. Also, see our Critical Accounting Policies in Item 7 of this Report.

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

        Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business and ability to compete effectively. We have from time to time discovered counterfeit copies of our products being manufactured or sold by others. Although we have programs to detect and deter the counterfeiting of our products, significant availability of counterfeit products could reduce our net revenues and damage our reputation and goodwill with customers.

        Third parties may assert infringement claims against us, which may be expensive to defend and could adversely affect our business and results of operations. From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we are paying, in annual installments, an aggregate patent fee of $13.3 million, and we granted IBM a license to use all of our patents for the same period. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

        We cannot assure you that third parties will not assert other infringement claims against us in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. In addition to claims brought against us by third parties, we may also bring litigation against others to protect our rights. Intellectual property litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources, and could adversely affect our business and financial results.

        We may be engaged in legal proceedings that could negatively affect our business operations or financial position. From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. For instance, a class action lawsuit was filed during 1998 in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. In March 2002, the plaintiffs voluntarily dismissed their claim without any recovery or settlement, and this case is now concluded. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position. Also see Item 3 "Legal Proceedings" contained in Part I of this report.

        If we repatriate cash from our foreign subsidiaries, we may incur additional income taxes which would negatively affect our results of operations and financial condition. A significant portion of our cash, cash equivalents and marketable securities are held in our subsidiary in Singapore. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we may incur additional income taxes from the repatriation, which would negatively affect our results of operations and financial condition.

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

        We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position. On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our federal income tax returns for fiscal 1994 through 1996. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements were filed with the U.S. Tax Court. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

        We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of March 31, 2002, we had approximately $452.9 million in aggregate principal amount of convertible subordinated notes outstanding. While we believe that our current liquidity will be sufficient to support our operations through fiscal 2003, we may need to seek additional equity or debt financing from time to time, including issuance of warrants, and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

        We are exposed to fluctuations in foreign currency exchange rates. We have international subsidiaries and distributors that operate and sell our products globally. Further, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Singapore manufacturing facilities. As a result, we are exposed to the risk of changes in foreign currency exchange rates or declining economic conditions in these countries.

        Failure to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected. Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for our business, while simultaneously implementing extensive new company-wide expense control programs. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

        We hold minority interests in certain non-public companies, and if these companies face financial difficulties in their operations, our investments could be impaired. We continue to hold minority interests in certain privately held companies. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the current economic downturn, our investments in these companies may be impaired, which could adversely affect our financial results. For example, we recorded impairment charges in the first and third quarters of fiscal 2002 related to a decline in the values of certain minority investments deemed to be other than temporary.

        Our spin-off of Roxio may have potential subsequent tax liabilities that could negatively affect our results of operations. Pursuant to our distribution of the Roxio common stock, we have received an opinion from PricewaterhouseCoopers LLP, or PwC, regarding the tax-free nature of the transaction to us and to our stockholders under Section 355 of the Internal Revenue Code. IRS regulations provide that if another entity acquires a controlling interest in Roxio or our common stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, potentially causing the distribution to become taxable to us. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fail to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

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

        We may encounter natural disasters, which may negatively affect our results of operations and financial position. Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenues and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could cause disruption to our employees or interrupt the manufacturing process, which could affect TSMC's ability to supply wafers to us, which could negatively affect our business and financial results. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our net revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly uninsured for losses and interruptions caused by earthquakes, power outages and other natural disasters.

        Terrorist acts and acts of war may seriously harm our business and net revenues, costs and expenses and financial condition. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could significantly impact our net revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

        The price of our securities may be subject to wide fluctuations. Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions, and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into cash or equity.

        Future sales of our common stock may depress our stock price and the price for the notes. Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 31, 2002, we had 106,292,656 shares of common stock outstanding. As of March 31, 2002, we had an aggregate of 31,258,028 additional shares of our common stock reserved for issuance under our stock option plans and employee stock purchase plan including options outstanding to purchase 17,723,155 shares of our common stock. Additionally, we have reserved 1,310,000 shares of common stock issuable upon exercise of outstanding warrants, 5,325,807 shares of common stock issuable upon potential conversion of our 4 3/4% Convertible Subordinated Notes due 2004 and 16,327,064 shares of common stock issuable upon potential conversion of our 3% Convertible Subordinated Notes due 2007.

        Anti-takeover effects of our preferred share rights plan, the indenture, our charter documents and Delaware law could discourage, delay or prevent a change in control of Adaptec. We have a preferred share rights plan. Under the plan, each holder of shares of our common stock will receive a right to buy one one-thousandth of a share of our Series A preferred stock at an exercise price of $180.00, subject to adjustment, if a person or group were to acquire, or to announce the intention to acquire, 20% or more of our outstanding shares of common stock. Each share of our Series A preferred stock will have 1,000 votes. In the event of a merger or other transaction in which shares of our common stock are changed or exchanged, each share of Series A preferred stock will be entitled to receive 1,000 times the amount received per share of common stock. This plan could have the effect of discouraging, delaying or rendering more difficult an acquisition of us.

        The indentures relating to the 4 3/4% Convertible Subordinated Notes due 2004 and the 3% Convertible Subordinated Notes due 2007 provide that in the event of certain changes in control, each holder of the notes will have the right to require us to repurchase such holder's notes at a premium over the principal amount of the notes.

        Our certificate of incorporation provides that our board of directors may issue, without stockholder action, up to 1,000,000 shares of preferred stock with voting or other rights. As described above, our board of directors has designated 250,000 shares of preferred stock as Series A preferred stock in connection with our preferred share rights plan. Our certificate of incorporation also provides that our stockholders do not have cumulative voting rights, and, therefore, stockholders representing a majority of the shares of common stock outstanding are able to elect all of our directors. Our bylaws provide that a special meeting of stockholders may only be called by our board of directors, the Chairman of our board of directors, our chief executive officer, our president or by one or more stockholders holding at least 10% of our outstanding capital stock. Our stockholders may not take action by written consent.

        In addition, the Delaware General Corporation Law, to which we are subject, prohibits, except under specified circumstances, us from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who own at least 15% of our common stock.

Item 2. Properties

        We own seven buildings (approximately 479,000 square feet) in Milpitas, California, of which four are used by us primarily for corporate offices, research and development, technical support, marketing, sales and administration, and three are leased or available for lease to third parties. Internationally, Adaptec Mfg. (S) Pte. Ltd., our subsidiary located in Singapore, is located in one facility that we own (approximately 221,000 square feet) that is used by us for manufacturing, research and development, sales and warehousing. We have leased to a third party approximately 11,000 square feet of this facility.

        We currently lease five buildings (approximately 96,000 square feet) in Milpitas, Livermore and Santa Clara, California, of which one building is used as a warehouse, one building is occupied by us and three buildings are subleased to third parties or available for sublease. We also lease land (approximately 51,000 square feet) in Milpitas, California that is used for parking. In addition, we currently lease one building in Orlando, Florida (approximately 99,604 square feet) that is used for engineering, prototype manufacturing, technical support, marketing, sales and administration. We also lease one other building in Maitland, Florida (approximately 4,800 square feet) that is subleased to a third party. Other leased facilities are located in Nashua, New Hampshire (73,000 square feet); Longmont, Colorado (48,000 square feet); Hudson, Wisconsin (11,000 square feet); and Redmond, Washington (5,000 square feet). These leased facilities are primarily used for research and development and technical support. Approximately 25,000 square feet of our leased facility at Longmont, Colorado, approximately 30,000 square feet of our leased facility at Orlando, Florida and approximately 40,000 square feet of our leased facility at Nashua, New Hampshire are subleased or available for sublease.

        We lease four sales offices in the United States, as well as sales offices in the following international locations: Lindfield, Australia; Beijing and Hong Kong, China; Camberley Surrey, England; Bretonneux, France; Haar, Germany; and Tokyo, Japan. The Lindfield, Hong Kong, Haar, and Tokyo offices also provide technical design efforts and technical support. In addition, we have an office in Hyderabad, India that provides technical design efforts and technical support. We also lease office space in Waterloo, Belgium, which is available for sublease.

        We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs through fiscal 2003. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

Item 3. Legal Proceedings

        In 1998, a class action lawsuit was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. In March 2002, the plaintiffs voluntarily dismissed their claim without any recovery or settlement, and this case is now concluded.

        In December 1999, we purchased DPT and as part of the purchase agreement, $18.5 million of the purchase price was held back, or the Holdback Amount, from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, we determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to us. In addition, certain DPT products were found to be defective. In December 2000, we filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified us as to their objection to our claim. Under the terms of the purchase agreement, our claim has been submitted to arbitration. While we believe our claims are meritorious, we cannot predict with certainty how the matter will be resolved.

        On June 27, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax returns for fiscal 1994 through 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. We believe we have meritorious defenses against all deficiencies asserted in these statutory notices. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements filed with the U.S. Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. Only procedural matters remain to complete the tax audit for these years. The outcome did not have a material effect on our financial position or results of operations, as sufficient tax provision had been made. In addition, the IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999. We believe sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information for Common Stock

        Our common stock is traded on the Nasdaq National Market under the symbol "ADPT." The following table sets forth the high and low sales prices for the periods indicated as reported by the Nasdaq National Market. We completed the spin-off of Roxio on May 11, 2001. All sales prices prior to this date have not been adjusted to reflect this transaction. The market price of our common stock has been volatile. See "Risk Factors".

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First quarter	$12.01	$7.41	$38.81	$15.38
Second quarter	12.26	7.20	28.25	19.00
Third quarter	16.90	7.52	21.50	8.00
Fourth quarter	18.49	10.39	15.50	8.25

        As of March 31, 2002, there were approximately 990 record holders of our common stock.

Dividends

        We have never paid cash dividends on our common stock. It is presently our policy to reinvest earnings internally and we do not currently plan to pay cash dividends to our stockholders in the future. On April 12, 2001, in connection with the Roxio spin-off, the Board of Directors declared a dividend of shares of Roxio common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio common stock for each outstanding share of common stock.

Recent Sales of Unregistered Securities

        Pursuant to the terms of a Purchase Agreement, dated February 27, 2002, we sold an aggregate of $250 million of 3% Convertible Subordinated Notes due March 5, 2007 to Bear, Stearns & Co. Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Bank of America Securities LLC and Morgan Stanley & Co. Incorporated. Such aggregate principal amount includes $25 million of notes sold pursuant to an option that we granted to the initial purchasers. Interest is payable in cash on March 5 and September 5 of each year beginning September 5, 2002. These notes may be converted by the holders of the notes at any time into shares of our common stock at the conversion price of $15.31 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of 16,327,064 shares of our common stock. We may redeem the notes on or after March 9, 2005, in whole or in part. The issuance and sale of the notes and the subsequent offering of the notes by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder. The aggregate commission to the initial purchasers was approximately $8.1 million.

        On March 24, 2002, we entered into a technology license and a three-year product supply agreement with IBM, under which we will license IBM's ServeRAID technology for use in our PCI RAID and external RAID products and supply RAID hardware and software for use in IBM's xSeries servers. In connection with entering into these agreements, we issued IBM a warrant to purchase 150,000 shares of our common stock at an exercise price of $15.31 per share. The issuance and sale of the warrant to IBM was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We did not engage any underwriters in connection with this transaction. In April 2002, IBM transferred the warrant to Deutsche Bank Securities, Inc., as permitted by the terms of the warrant.

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

	Years Ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues[1]	$418,749	$578,312	$729,171	$642,436	$964,876
Cost of revenues	203,030	275,513	264,555	275,023	380,983
Patent settlement fee	—	(3,626)	9,325	—	—

Gross profit	215,719	306,425	455,291	367,413	583,893

Total operating expenses[1]	426,535	335,236	253,438	409,952	367,978
Income (loss) from continuing operations	(196,673)	42,557	164,281	(20,447)	175,045
Net income from discontinued operations	495	2,893	6,508	7,154	6,832
Net loss on disposal of discontinued operations	—	(5,807)	—	—	—
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	—	(9,000)
Net income (loss)	(196,178)	39,643	170,789	(13,293)	172,877
Net Income (Loss) Per Share Data:
Basic:
Continuing operations	$(1.92)	$0.43	$1.59	$(0.19)	$1.47
Discontinued operations	$0.00	$(0.03)	$0.06	$0.06	$0.06
Net income (loss)	$(1.91)	$0.40	$1.65	$(0.12)	$1.53
Diluted:
Continuing operations	$(1.92)	$0.42	$1.50	$(0.19)	$1.40
Discontinued operations	$0.00	$(0.03)	$0.06	$0.06	$0.06
Net income (loss)	$(1.91)	$0.39	$1.56	$(0.12)	$1.46
Shares used in computing net income (loss) per share:
Basic	102,573	99,403	103,427	110,127	113,172
Diluted	102,573	101,364	109,711	110,127	118,432
	March 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$803,659	$651,329	$662,691	$743,912	$697,382
Restricted marketable securities	21,212	—	—	—	—
Net assets of discontinued operations	—	44,153	51,317	6,860	14,483
Total assets	1,207,961	1,207,790	1,342,197	1,170,181	1,272,752
Long-term liabilities	457,625	235,350	244,200	230,000	230,000
Stockholders' equity	596,931	778,530	877,302	790,702	904,745
Working capital	797,310	665,971	657,693	852,476	839,170

Notes:

(1)
We adopted Emerging Issues Task Force, or EITF, Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor?s Products)" in January 2002. As a result, certain consideration paid to distributors has been reclassified as a revenue offset rather than as an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We operate in an industry sector where stock values are highly volatile and may be influenced by economic and other factors beyond our control. We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors. See additional discussion contained in "Risk Factors" set forth in Part I, Item 1 of this Annual Report on Form 10-K for the year ended March 31, 2002, which is incorporated by reference into this Part II, Item 7.

        Statements in this discussion and analysis include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements involve known and unknown risks and uncertainties. Our actual results in future periods may be materially different from any future performance suggested in this report.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our software segment, Roxio, Inc., into a fully independent and separate company in May 2001. Unless otherwise indicated, the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

        We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See "Risk Factors" for certain matters bearing risks on future operating results.

        Revenue Recognition:    Our policy is to recognize revenue from product sales, including sales to distributors and resellers, upon shipment, provided persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Our software revenue recognition policy is in accordance with Statement of Position No. 97-2, "Software Revenue Recognition." For software product sales to distributors, revenue is recognized upon product shipment to the distributors provided that all fees are fixed or determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. For software product sales to OEMs, revenue is recognized upon product shipment and based on royalty reports from the OEMs, provided that all fees are fixed and determinable, persuasive evidence of an arrangement exists and collectibility is reasonable assured. Costs related to post-contract support obligations, which primarily include telephone support for certain products, are accrued and have been insignificant to date. As part of our revenue recognition policy, we analyze various factors, including a review of specific transactions, historical experience and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products subject to certain conditions. We establish allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists. We also establish allowances for rebate payments under certain marketing programs entered into with distributors. These allowances determine our revenue reserves and are recorded as direct reductions of revenue and accounts receivable. We make estimates of future returns and rebates based primarily on our past experience as well as the volume and price mix of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from our estimates.    However, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

        Receivables:    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

        Warranty costs:    Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Our warranty obligations are affected by product failure rates and the use of materials and service delivery costs incurred in correcting a product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty costs could be required.

        Inventory:    We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions, including assumptions about changes in average selling prices. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Goodwill and Purchased Intangible Assets:    The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price paid to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. The amounts and useful lives assigned to intangible assets impact future amortization; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

        Impairment of Long-Lived Assets:    We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic factors are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows using a discount rate based upon our weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of discounted estimated future cash flows. It is reasonably possible that actual future net revenues and the remaining estimated economic life of the products and technologies, or both, could differ from the estimates used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

        Investments:    We have made investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Investments in public companies are classified as available-for-sale and are reported at fair market value with unrealized gains and losses, net of income tax, recorded in "Accumulated other comprehensive income" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. Investments in nonpublic companies in which we do not have the ability to exercise significant influence are accounted for at the lower of cost (including adjustments for other than temporary impairments) or estimated realizable value. The share prices of the publicly traded securities have been volatile, and the value of the non-publicly traded securities is sometimes difficult to determine. We periodically review these investments for other-than-temporary declines in fair value and write down investments to their fair value when an other-than-temporary decline has occurred based on the specific identification method. Fair values for investments in public companies are determined using the quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, or quoted market prices of comparable public companies. Although we believe our estimates reasonably reflect the fair value of our non-publicly traded securities, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value and which could require an impairment charge.

        Restructuring Reserves:    We have recorded reserves for costs related to the restructuring of our operations. The restructuring costs include severance payments to employees, lease and contract termination fees, asset write-offs and other costs to close facilities. The reserves are recorded at the time we announce a plan to exit certain activities and are based on estimates of the costs and length of time to exit those activities. These liabilities include management's estimates pertaining to sublease activities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that our estimates for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made.

        Income Taxes:    As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

ACQUISITIONS AND OTHER MAJOR TRANSACTIONS

        We are continually exploring strategic acquisitions that build upon our existing library of intellectual property and enhance our technical leadership in the markets where we operate.

Fiscal 2002

IBM ServeRAID agreements

        In March 2002, we entered into a technology licensing agreement and a three-year product supply agreement with IBM. The licensing agreement grants us the right to use IBM's ServeRAID technology for our PCI RAID and external RAID products. Under the product supply agreement, we will supply RAID hardware and software to IBM for use in IBM's xSeries servers. This agreement does not contain minimum purchase commitments from IBM and we cannot be assured of the future revenue we will receive under this agreement.

        In consideration, we paid a technology license fee to IBM of $26.0 million and issued a warrant to IBM to purchase 150,000 shares of our common stock at an exercise price of $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The technology license fee, along with the value of the warrant, will be amortized ratably over a five year period beginning with the shipment of products to IBM, estimated to occur in the second quarter of fiscal 2003.

Platys Acquisition

        In August 2001, we purchased Platys, a developer of IP storage solutions. We believe that the acquisition will accelerate our ability to provide IP storage connectivity for three high-growth IP storage markets: storage area networks, fabric switches and network attached storage. In consideration for the acquisition, we paid $50.0 million in cash, issued 5.2 million shares of our common stock valued at $59.8 million (including 0.9 million shares of restricted stock) and assumed 2.3 million stock options with a fair value of $25.1 million. We also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of our common stock for the two days prior to the acquisition date and the closing price of our common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and we used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

        As part of the purchase agreement, $15.0 million of the cash payment was held back for unknown liabilities that may have existed as of the acquisition date. This holdback, which was included as part of the purchase price, was recorded in accrued liabilities and will be paid for such unknown liabilities or to the former Platys shareholders within 12 months from the acquisition date.

        In exchange for certain Platys' common stock that was subject to repurchase at the date of acquisition, we committed to pay $6.9 million of cash, referred to as Unvested Cash, and issued 0.9 million shares of our common stock valued at $10.1 million, referred to as Restricted Stock, subject to a right of repurchase to certain employee shareholders. The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee shareholders' continued employment with Adaptec. We recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. In addition, of the 2.3 million assumed stock options, approximately 1.9 million stock options with an intrinsic value of $18.3 million were unvested, referred to as Unvested Options. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the intrinsic value of these Unvested Options were accounted for as deferred stock-based compensation and is being recognized over the related vesting periods. The payment of the Unvested Cash is also contingent upon the employee shareholders' continued employment and is being paid and recognized as compensation expense as the Restricted Stock vests. As of March 31, 2002, there remains $4.4 million of the Unvested Cash to be paid.

        We also committed to certain executives of Platys an additional 0.8 million shares of our common stock, as well as $8.6 million of cash, referred to as the Executive Holdback, when certain product development milestones were met. In December 2001, the specified milestones were met and the Executive Holdback was paid and recorded as compensation expense in the third quarter of fiscal 2002. Compensation expense with respect to the 0.8 million shares of our common stock was measured on the date the milestones were met and was valued at $12.4 million.

        Approximately $53.4 million of the purchase price was allocated to acquired in-process technology, which consisted of ASIC-based iSCSI technology for IP storage solutions, and was written off in the third quarter of fiscal 2002.

        The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in our Consolidated Statements of Operations from the date of the acquisition.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of Roxio common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants by Agilent to purchase shares of our common stock (see "Agilent Agreement" section below). The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represents the initial long-term funding we contributed to Roxio at the date of distribution.

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

        Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain, human resources administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services. Our fees for providing these services were typically the cost of providing the services, plus five percent. These transitional service arrangements generally had a term of one year following the legal separation other than a five-year facility lease for Roxio's corporate headquarters. Effective May 2002, Roxio vacated the facilities leased to them pursuant to an early termination right in the lease and occupancy license agreement. Subsequent to year-end, we no longer provide such transitional services to Roxio other than certain technical support functions.

        In addition, we also entered into a Tax Sharing Agreement, or TSA, with Roxio for tax matters. The TSA provides for the allocation of income, losses, credits and other tax attributes prior to the distribution of the shares of Roxio common stock to our stockholders, and assigns certain responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conducts of audits, examinations or similar proceedings. The TSA provides that we retain the risk of any modification of tax liabilities for periods prior to the distribution date. In addition, the TSA requires Roxio to indemnify us for certain taxes and similar obligations that we could incur if the distribution does not qualify for tax-free treatment due to certain events, such as an acquisition of a controlling interest in Roxio's common stock after the distribution, Roxio's failure to continue its business after the distribution or a repurchase of Roxio's common stock.

Fiscal 2000

Agilent Agreement

        In January 2000, we entered into a four-year agreement with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, we issued warrants to Agilent to purchase 1,160,000 shares of our common stock at $62.25 per share. The warrants have a term of four years from the date of issuance and are immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants, or the Warrant Costs, was recorded as an intangible asset and was being amortized ratably over the term of the agreement.

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," we evaluated the recoverability of the Warrant Costs during the third quarter of fiscal 2001. Based on the assessment, we believed that the undiscounted estimated future cash flows generated by the sale of our fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover any of the carrying value of the Warrant Costs. As such, we recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Warrant Costs as of December 31, 2000.

        Pursuant to the agreement, we were to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. We estimated we would incur minimum royalty fees of $1.0 million in the first contract year and $2.0 million in the second contract year associated with sales of our products incorporating the licensed technology. Therefore, we expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001.

        In June 2001, the agreement with Agilent was terminated by mutual consent. As a result, we paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply us with the Tachyon chips used in our fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of March 31, 2001. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Consolidated Statement of Operations for fiscal 2002. The termination of the agreement does not affect the warrants issued to Agilent.

DPT acquisition

        In December 1999, we purchased DPT, a supplier of high-performance storage solutions, including RAID controllers and storage subsystems, for $185.2 million in cash and assumed stock options valued at $51.8 million using the Black-Scholes valuation model. As part of the purchase agreement, $18.5 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The Holdback Amount was intended to be paid for such unknown liabilities or to the seller within twelve months from the acquisition date and was included as part of the purchase price. The Holdback Amount remained outstanding as of March 31, 2002 (see Note 19 of the Notes to Consolidated Financial Statements). Additionally, we incurred $1.1 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

        Approximately $16.7 million of the purchase price was allocated to acquired in-process technology, which consisted of next generation RAID controllers, and was written off in the third quarter of fiscal 2000.

        During the quarter ended March 31, 2002, we formalized our intention to discontinue the use of certain technology for the external storage solutions market acquired from DPT. Our decision indicated impairment of certain long-lived assets related to our acquisition of DPT. As a result, we recorded a charge of $69.0 million to reduce goodwill recorded in connection with the acquisition of DPT based on the amount by which the carrying amount of the assets exceeded the fair value. (See Note 12 of the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

        The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Years Ended March 31,
	2002	2001	2000
Net revenues[1]	100%	100%	100%
Cost of revenues	48	48	37
Patent settlement fee	—	(1)	1

Gross margin	52	53	62

Operating expenses:
Research and development	29	19	12
Selling, marketing and administrative[1]	25	22	18
Amortization of goodwill and other intangibles	14	10	2
Write-off of acquired in-process technology	13	—	2
Restructuring charges	2	2	—
Other charges	19	5	—

Total operating expenses	102	58	34

Income (loss) from operations	(50)	(5)	28
Interest and other income	8	27	6
Interest expense	(3)	(2)	(2)
Income from continuing operations before provision for income taxes	(45)	20	32
Provision for income taxes	2	13	10

Net income (loss) from continuing operations	(47)	7	22
Net income from discontinued operations	—	1	1
Net loss on disposal of discontinued operations	—	(1)	—

Net income (loss)	(47)%	7%	23%

Notes:

(1)
We adopted EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in January 2002. As a result, certain consideration paid to distributors has been reclassified as a revenue offset rather than as operating expense. Prior period financial statements have been reclassified to conform to this presentation.

        Net Revenues.    Our fiscal 2002 net revenues decreased 28% from the prior year to $418.7 million. Net revenues for the year consisted of $341.9 million from the SSG segment, a decrease of 25% from the prior year, $64.2 million from the DSG segment, a decrease of 28% from the prior year, and $12.7 million from the SNG segment, a decrease of 59% from the prior year.

        Fiscal 2002 revenues from the SSG segment decreased from the prior year primarily due to the industry-wide slowdown in capital spending that resulted in reduced demand for servers and storage systems. The economic slowdown caused both our OEM and channel distributor customers to focus on reducing their inventories on hand. These inventory pressures negatively affected sales of our RAID and SCSI products in fiscal 2002.

        Fiscal 2002 net revenues from the DSG segment decreased from the prior year, primarily due to the continued decline in the demand for SCSI-based desktop computer solutions resulting from the penetration of other lower cost solutions. The decline in net revenues was partially offset by sales of our

FireWire/1394 solutions, which include the FireConnect 4300 Kit launched in the third quarter of fiscal 2001, and our USB 2.0 host-bus adapters launched in the first quarter of fiscal 2002.

        Fiscal 2002 net revenues from the SNG segment decreased from the prior year primarily as a result of certain OEMs canceling their requirements for our NICs in their products.

        Our fiscal 2001 net revenues decreased 21% from the prior year to $578.3 million. Net revenues for the year consisted of $458.4 million from the SSG segment, a decrease of 16% from the prior year, $88.8 million from the DSG segment, a decrease of 43% from the prior year and $31.1 million from the SNG segment, an increase of 23% from the prior year.

        Fiscal 2001 net revenues from the SSG segment decreased from the prior year, primarily due to a lack of Intel microprocessors and motherboards in the distribution channel which adversely impacted some server production in the first half of fiscal 2001. Because demand for our board level products in the SSG segment depends on server production, our net revenues were adversely affected in the first nine months of fiscal 2001. In addition, net revenues from the SSG segment were adversely impacted by the industry-wide slowdown in information technology investments that resulted in sales slower than anticipated. The economic slowdown caused both OEMs and channel distributors to focus on reducing their inventories on hand. As a result of these inventory pressures, we reduced shipments of our RAID and SCSI products to channel distributors in the fourth quarter of fiscal 2001.

        Fiscal 2001 net revenues from the DSG segment decreased from the prior year, primarily due to the continued decline in the demand for SCSI-based desktop solutions caused by the continued penetration of products incorporating less-expensive technology solutions. However, the decline in net revenues was partially offset by sales of our FireWire/1394-based products, which include the FireConnect 4300 Kit launched in the third quarter of fiscal 2001, and the DVpics Digital Video Editing Kit launched in the fourth quarter of fiscal 2001.

        Fiscal 2001 net revenues from the SNG segment increased from the prior year primarily as a result of the increase in sales of our single-port and multi-port NICs, as well as design wins with certain OEMs.

        Gross Margin.    Our fiscal 2002 gross margin was 52% as a percentage of net revenues, compared to 53% in fiscal 2001 and 62% in fiscal 2000. Gross margin in fiscal 2002 was negatively affected by excess manufacturing capacity due to lower production volumes, and proportionately higher sales of lower margin products. The lower production volumes reflected the reduced demand for our products caused by lower demand for servers and storage systems.

        Our fiscal 2001 gross margins were adversely impacted by excess manufacturing capacity due to lower production volumes as compared to fiscal 2000. The lower production volumes were primarily related to reduced demand for our SCSI premium board level products in the SSG segment stemming from the lack of Intel microprocessors and motherboards in the distribution channel. Our gross margin was also negatively impacted by proportionately higher sales of our RAID products which generally have lower margins than other products in the SSG segment, and also by proportionately higher sales to OEMs which generally have lower margins. In addition, our gross margin was adversely impacted by excess inventory charges, primarily due to customers delaying shipments or canceling orders as a result of the economic slowdown. However, our fiscal 2001 gross margin was favorably impacted by improved pricing from our major suppliers and by an adjustment to the patent settlement fee that was written off in fiscal 2000, as discussed further below.

        In May 2000, we entered into a patent cross-license agreement with IBM. Under the agreement, we agreed to pay IBM a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000, and a patent license fee for the use of certain of IBM's patents from January 1, 2000 through June 30, 2004. Additionally, we granted IBM a license to use all of our patents for the same period. The final aggregate patent fee was to be determined by an evaluation of certain patents by an independent party and would range from $11.0 million to $25.0 million. As of March 31, 2000, our best estimate of the aggregate patent fee that would be payable under the proposed cross-license agreement was $18.0 million. Based on the March 31, 2000 estimate, the portion of the estimated patent settlement fee allocated to net revenues from periods prior to January 1, 2000 of $9.3 million (net of $0.3 million included in discontinued operations) was written off and reflected as a component of cost of revenues under the caption "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2000. In March 2001, the final aggregate patent fee was determined to be $11.0 million. Based on this final aggregate patent fee, we recorded a credit adjustment of $3.6 million (net of $0.1 million included in discontinued operations) to cost of revenues under the caption of "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2001. The patent cross-license agreement was amended in March 2002 to extend the term of use to June 30, 2007 in consideration for an aggregate patent fee of $13.3 million. The patent license fee was allocated to an intangible asset and is being amortized over the period from January 1, 2000 through June 30, 2007.

        Research and Development Expenses.    Our fiscal 2002 research and development expense increased to $123.0 million from $110.6 million in the prior year. As a percentage of net revenues, fiscal 2002 research and development expense was 29% compared to 19% in fiscal 2001.

        The increase in research and development expense is primarily a result of deferred compensation charges in association with the Platys acquisition of $18.6 million taken in fiscal 2002. Excluding the deferred compensation charges, our spending declined 6% in fiscal 2002 over fiscal 2001. The decrease in spending, net of deferred compensation charges was primarily due to reductions of infrastructure spending and headcount associated with our restructuring plans implemented in the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002. Excluding the deferred compensation charges, research and development expenses as a percentage of net revenues were 25% for fiscal 2002. We remain committed to significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the Internet Protocol, or IP, storage, RAID, SCSI, and desktop computer markets. These new investments include iSCSI and InfiniBand in our SNG segment; and RAID on motherboard, or ROMB, zero-channel RAID, external RAID subsystems, and Ultra320 SCSI in our SSG segment.

        Our fiscal 2001 spending for research and development increased to $110.6 million from $88.9 in the prior year. As a percentage of net revenues, fiscal 2001 spending was 19% compared to 12% in fiscal 2000. The increase in research and development expenses was primarily attributable to additional resources obtained through our fiscal 2000 acquisition of DPT, as well as investments in developing new products targeted at the server, network storage and desktop computer markets. During fiscal 2001, we made significant research and development investments in developing new products for the IP storage, RAID, SCSI and desktop computer markets: Ultra320 SCSI, ROMB and zero-channel RAID in the SSG segment; FireWire/1394 and USB 2.0 in the DSG segment; and iSCSI, InfiniBand and fibre channel in the SNG segment.

        Selling, Marketing and Administrative Expenses.    Our fiscal 2002 spending for selling, marketing and administrative activities decreased to $105.2 million from $125.3 million in the prior year. As a percentage of net revenues, fiscal 2002 spending was 25% compared to 22% in fiscal 2001.

        The decrease in selling, marketing and administrative expenses was primarily attributable to the reductions of our workforce and our marketing programs as a result of the restructuring plans implemented in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The decrease, however, was partially offset by deferred compensation charges in association with the Platys acquisition of $11.7 million in fiscal 2002. Excluding the deferred compensation charges, our spending declined 25% in fiscal 2002 over fiscal 2001. Although additional sales and marketing expenses were incurred in launching new products during the year, we continued our efforts to cut discretionary spending as a result of the decline in our net revenues. Excluding the deferred compensation charges, selling, marketing and administrative expenses as a percentage of net revenues was 22% for fiscal 2002.

        Our fiscal 2001 spending for selling, marketing and administrative activities decreased to $125.3 million from $130.2 million in the prior year. As a percentage of net revenues, fiscal 2001 spending was 22% compared to 18% in fiscal 2000. Although additional sales and marketing expenses were incurred in launching new products during the year, we made continued efforts to cut discretionary spending as a result of the decline in our revenues. In the fourth quarter of fiscal 2001, we implemented a restructuring plan which included company-wide cost reduction programs, specifically reductions in workforce. The cost benefits of these programs helped reduce our selling, marketing and administrative expenses.

        Amortization of Goodwill and Other Intangibles.    Our fiscal 2002 amortization of goodwill and other intangibles included in operating expenses was $57.4 million, compared to $61.3 million and $17.5 million in fiscal 2001 and fiscal 2000, respectively. The decrease in amortization of goodwill and other intangibles in fiscal 2002 was due to $7.0 million of amortization of warrant costs associated with the Agilent Agreement (see 'Agilent Agreement' above) included in 2001 offset by an increase in the amortization of other intangibles of $3.1 in connection with the acquisition of Platys in August 2001. See Recent Accounting Pronouncements section below for a description of the impact of our adoption of SFAS 142, "Goodwill and Other Intangible Assets."

        The increase in fiscal 2001 amortization of goodwill and other intangibles compared to fiscal 2000 was due to a full year of amortization of goodwill and other intangibles from our fiscal 2000 acquisition of DPT, as well as three quarters of amortization of warrant costs associated with the Agilent Agreement, which was fully written off in fiscal 2001.

        Write-Off of Acquired In-Process Technology.    In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain ASIC-based iSCSI technology for the IP storage solutions market. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

        The percentage of completion was determined using costs incurred by Platys prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, project completion ranged from 25% to 90%.

        We expect to complete the initial projects and begin shipping products in fiscal 2003. In fiscal 2004, we expect to complete the advanced next generation products. However, development of these projects remains a significant risk to us due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition from numerous companies. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability in the future.

        In connection with our acquisition of DPT, approximately $16.7 million of the purchase price was allocated to in-process technology, which consisted of next generation RAID controllers, and was written off in fiscal 2000.

Restructuring Charges.

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, we announced a series of actions to further reduce costs and tailor our expenses to current revenues. We recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million in losses on termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and write-down of $0.2 million of leasehold improvements, furniture and fixtures and equipment. The terminated employees were primarily in the manufacturing, administrative, sales, marketing and engineering functions. Approximately

67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

        First Quarter of Fiscal 2002 Restructuring Plan:    In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales, marketing and engineering functions. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. We recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        As a result of our fiscal 2002 restructuring plans, we estimate that we reduced our annual infrastructure spending by approximately $20 to $25 million.

        Fiscal 2001 Restructuring Plan:    In response to the economic slowdown, our management implemented a plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies, and we recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. The positions were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. We also eliminated approximately 175 open positions as a result of the restructuring. Additionally, we accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. We wrote off leasehold improvements, furniture and fixtures, and production related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, we wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. We accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring. As a result of our fiscal 2001 restructuring plan, we estimate that we reduced our annual infrastructure spending by approximately $30 to $40 million.

        In the first quarter of fiscal 2002, we recorded an additional $0.7 million charge to the fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.5 million, and we also wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated. In the third quarter of fiscal 2002, we recorded a net reduction to the fiscal 2001 restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual costs for severance and benefits were lower than originally anticipated as well as an additional $0.2 million charge for the estimated realizable value of certain manufacturing equipment.

        Other Charges.    Our other charges consisted of asset impairment charges.

        We recorded asset impairment charges of $77.6 million and $28.2 million in fiscal 2002 and 2001, respectively. Pursuant to SFAS No. 121, "Impairment of Long-lived Assets", we regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of our long-lived assets are impaired. We measure impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeds their fair values. Our measurement of fair value is generally based on an analysis of estimated future discounted cash flows. In performing our analysis, we use the best information available in the circumstances, including reasonable and supportable assumptions and projections. During the quarter ended March 31, 2002, we formalized our intention to discontinue the use of certain technology acquired from DPT for the external storage solutions market. Our decision indicated impairment of long-lived assets related to our acquisition of DPT. As a result, we recorded a charge of $69.0 million to reduce goodwill recorded in connection with the acquisition of DPT based on the amount by which the carrying amount of the assets exceeded the fair value. Fair value was determined based on discounted estimated future cash flows. The cash flow periods used were six years and the discount rate used was 20%. The assumptions supporting the discounted estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

        We hold minority investments in certain non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. In fiscal 2002, we recorded an impairment charge of $8.6 million related to a decline in the values of certain minority investments deemed to be other than temporary.

        In fiscal 2001, we recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Agilent Warrant Costs as of December 31, 2000 (See 'Agilent Agreement' section above).

        Interest and Other Income.    Our fiscal 2002 interest and other income was $35.0 million, compared to $155.5 million and $47.1 million in fiscal 2001 and 2000, respectively. The decrease in interest and other income was primarily related to the components of other income. Fiscal 2001 other income included primarily a $112.7 million gain on the sale of JNI Corporation common stock and $9.1 million gain on the sale of properties. Fiscal 2000 other income included a $3.5 million gain on the sale of land and an $11.4 million gain on the receipt of warrants to purchase JNI and Chaparral common stock. However, the decrease in interest and other income in fiscal 2002 was partially offset by gains on repurchase of our 4 3/4% Convertible Subordinated Notes, or 4 3/4% Notes. In March 2002, we repurchased 4 3/4% Notes with a book value of $27.0 million for an aggregate price of $25.9 million, resulting in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million). See Recent Accounting Pronouncements section below for a description of the impact of our adoption of SFAS No. 145.

        Interest Expense.    Our fiscal 2002 interest expense was $13.4 million, compared to $11.9 million and $11.6 million in fiscal 2001 and fiscal 2000, respectively. Interest expense was primarily related to the outstanding 4 3/4% Notes for all years presented. However, fiscal 2002 interest expense also included interest on the 3% Convertible Subordinated Notes issued in March 2002 (See Note 7 of Notes to Consolidated Financial Statements) and interest related to the General Holdback and Executive Holdback in connection with our acquisition of Platys in August 2001.

        Income Taxes.    For fiscal 2002, we recorded an income tax provision of $7.5 million on a pre-tax loss of $189.2 million. For fiscal 2001, we recorded an income tax provision of $72.2 million on a pretax income of $114.8 million, resulting in an effective tax rate of approximately 63%. For fiscal 2000, we recorded an income tax provision of $73.1 million on pretax income of $237.4 million, resulting in an effective income tax rate of approximately 31%.

        Our effective income tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40% due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. In fiscal 2002, the Company recorded a tax provision of $7.5 million because it did not derive a tax benefit from its net loss primarily due to the recording of a valuation allowance against certain asset impairment charges and the write-off of acquisition expenses not deductible for tax purposes. In fiscal 2001, the tax rate was impacted by impairment charges, amortization of goodwill and other intangibles, and the write-off of acquired in-process technology in excess of amounts deductible for tax purposes.

        The Company's tax related liabilities were $62.8 million and $95.6 million at March 31, 2002 and 2001, respectively. Fluctuations in the tax related liability account were a function of the current tax provisions, utilization of deferred tax assets, and the timing of tax payments. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Japan, Germany and Belgium. The amount of the liability was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

Liquidity and Capital Resources

        Operating Activities.    Net cash provided by operating activities during fiscal 2002 was $32.2 million. Operating cash primarily resulted from our net loss of $196.7 million, adjusted for non-cash items including depreciation and amortization, restructuring and other charges and amortization of goodwill and other intangibles, amortization of deferred stock-based compensation and write-off of acquired in-process research and development in connection with our acquisition of Platys, as well as the decrease in our inventories as we focused on reducing our inventory levels.

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

        Investing Activities.    Net cash used for investing activities during fiscal 2002 was $102.6 million. The use of cash in investing activities was primarily a result of our purchase of net assets in connection with our acquisition of Platys, purchase of restricted marketable securities in connection with the issuance of the 3% Convertible Subordinated Notes in March 2002, new investment in marketable securities and purchase of property and equipment partially offset by proceeds from the sale of properties.

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

        Financing Activities.    Net cash provided by financing activities during fiscal 2002 was $224.8 million. The primary financing activities during fiscal 2002 included net proceeds from the issuance of the 3% Convertible Subordinated Notes, partially offset by repurchases of the 4 3/4% Convertible Subordinated Notes, and proceeds from the issuance of common stock.

        Net cash used for financing activities during fiscal 2001 was $162.8 million. The cash outflows were primarily a result of physically settling various equity contracts whereby we repurchased a total of 2.5 million shares of our common stock at prices ranging from approximately $23 to $46, resulting in a total cash payment of $97.3 million. All equity contracts were settled by March 31, 2001. We also repurchased and retired a total of 3.0 million shares of our common stock under our authorized buy-back programs at an average price of approximately $24, resulting in a total cash payment of $71.1 million. In addition, $19.1 million of stock repurchases accrued as of March 31, 2000 was paid on April 1, 2000. The cash outflows were partially offset by the proceeds received from the issuance of common stock to employees.

        Net cash used for financing activities during fiscal 2000 was $261.5 million. The cash outflows were primarily as a result of repurchases of common stock under our authorized buy-back programs. We repurchased 11.4 million shares of our common stock at an average price of approximately $35, resulting in a total cash payment of $396.7 million, of which $19.1 million was accrued as of March 31, 2000 and paid on April 1, 2000. The cash outflows were partially offset by the proceeds received from the issuance of common stock to employees.

        Liquidity.    As of March 31, 2002, we had $803.7 million of cash, cash equivalents and marketable securities. A significant portion of our cash, cash equivalent and marketable securities were held by our Singapore subsidiary. If we repatriate cash from our Singapore subsidiary to our U.S. parent company, additional income taxes may be incurred from the repatriation. In May 2001 we obtained a revolving line of credit of $20.0 million that expires in August 2002. We expect to renew this line of credit. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2003.

        The following table summarizes our contractual obligations at March 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by year (in thousands)	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
4 3/4% Convertible Subordinated Notes	$—	$202,860	$—	$—	$—	$—	$202,860
3% Convertible Subordinated Notes	—	—	—	—	250,000	—	250,000
Operating leases	7,923	6,573	6,149	4,966	4,608	5,344	35,563

Total	$7,923	$209,433	$6,149	$4,966	$254,608	$5,344	$488,423

        At March 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. We have elected to adopt SFAS No. 145 effective for fiscal 2002, and as a result, we have included the gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million) in "Interest and Other Income".

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and the measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. We adopted SFAS No. 144 on April 1, 2002 and we believe the impact of SFAS No. 144 will not have a material effect on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We will adopt SFAS No. 143 on April 1, 2003, and we believe the impact of SFAS No. 143 will not have a material effect on our financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" which are effective for all business combinations completed after June 30, 2001. SFAS No. 141 replaced APB Opinion No. 16, "Business Combinations," and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. For acquisitions consummated prior to July 1, 2001, we adopted SFAS No. 142 on April 1, 2002. Our acquisition of Platys in August 2001 was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142.

        We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. We are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. As of March 31, 2002, our marketable debt investments consisted of available-for-sale securities, excluding those classified as cash equivalents, of $468.0 million (see Note 4 of the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate bonds, commercial paper, municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline in the fair value of the portfolio would not be material to our financial position.

Equity Price Risk

        We are also exposed to equity price risk inherent in publicly traded equity securities for the shares of common stock of Roxio held by us, which had an estimated fair value of $4.3 million at March 31, 2002. We monitor our equity investments on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not hold our equity securities for trading or speculative purposes. A hypothetical 30% adverse change in the stock price of Roxio common stock would result in a loss in the fair value of $1.3 million at March 31, 2002.

Foreign Currency Risk

        We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact, though generally immaterial, on our results. For all three years presented there was an immaterial currency exchange impact from our intercompany transactions. On occasion, we enter into forward exchange contracts to hedge certain firm commitments denominated into foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. Forward exchange contracts are denominated in the same currency as the underlying transaction and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The amount of local currency obligations settled in any period are not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. As there were no forward exchange contracts outstanding as of March 31, 2002 and 2001, the effect of an immediate 10% change in exchange rates on forward exchange contracts would not affect our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

        See the index appearing under Item 14(a)(1) on page 46 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002, the Report of Management and the Report of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors is incorporated by reference from the information under the captions: "Election of Directors—Nominees" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2002, or the Proxy Statement. Information with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

Item 11. Executive Compensation

        Incorporated by reference from the information under the caption: "Executive Compensation" and "Report of Executive Compensation" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information, as of March 31, 2002, about equity awards under the Company's 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan, 1990 Stock Option Plan, DPT Stock Option Plan, Platys Stock Option Plan, 2000 Director Stock Option Plan and the 1990 Directors' Stock Option Plan:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	8,159,404	13.42	13,283,778(1)
Equity Compensation plans not approved by security holders (2) (3)	10,873,751	18.21	251,095
Total	19,033,155	16.15	13,534,873

1)
Of these shares, 3,993,080 shares remain available for purchase under ESPP.

2)
Includes options to purchase 1,130,525 shares of our common stock issued under the stock option plan of DPT that we assumed in connection with the acquisition of DPT in December 1999, after giving effect to the exchange ratio for such acquisition. Of these, options to purchase 96,278 shares of our common stock were outstanding at March 31, 2002, having a weighted average exercise price of $5.29 per share. No further awards will be made under the assumed DPT stock option plan.

3)
Includes options to purchase 2,336,037 shares of our common stock issued under the stock option plan of Platys that we assumed in connection with the acquisition of Platys in August 2001, after giving effect to the exchange ratio for such acquisition. Of these, options to purchase 1,842,649 shares of our common stock were outstanding at March 31, 2002, having a weighted average exercise price of $1.62 per share. No further awards will be made under the assumed Platys stock option plan.

Equity Compensation Plans Not Approved by Security Holders

        In November 2000, our Board adopted the 2000 Nonstatutory Stock Option Plan, referred to as the 2000 Plan, and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Plan was not approved by our stockholders. The 2000 Plan provides for granting of stock options to our non-executive officer employees at prices equal to at least 100% of the fair market value of our common stock at the date of grant. Stock options granted under the 2000 Plan have terms not to exceed ten years and generally become fully vested and exercisable over a two to four-year period. As of March 31, 2002, 7,624,824 shares were reserved for issuance upon exercise of outstanding options and 251,095 shares were available for future issuance under the 2000 Plan.

        Information regarding the security ownership of our directors, executive officers and 5% stockholders is incorporated by reference from the information under the caption: "Principal Stockholders" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference from the information under the caption: "Related Party Transactions" in our Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

1.
Index to Financial Statements:

        The following Consolidated Financial Statements, Report of Management and Report of Independent Accountants are contained in this Annual Report on Form 10-K:

2.
Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(in thousands)

	Balance at Beginning Of Period	Additions	Deductions	Balance at End of Period
Year ended March 31, 2002
Allowance for doubtful accounts	$1,940	$(400)	$426	$1,114
Sales returns	12,205	18,239	25,270	5,174
Allowances	3,238	5,331	6,353	2,216
Year ended March 31, 2001
Allowance for doubtful accounts	$707	$1,434	$201	$1,940
Sales returns	8,951	26,473	23,219	12,205
Allowances	1,504	10,802	9,068	3,238
Year ended March 31, 2000
Allowance for doubtful accounts	$1,786	$288	$1,367	$707
Sales returns	8,643	29,420	29,112	8,951
Allowances	3,263	6,913	8,672	1,504

3.
Exhibits:

Exhibit Number	Description	Notes
2.01	Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.02	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	15
2.03	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.04	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.05	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.06	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	15
2.07	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.08	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.09	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.10	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.11	Real Estate Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.12	Manufacturing Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.13	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	15
2.14	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.15	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	16
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02	Bylaws of Registrant, as amended on February 7, 2002.	18
4.01	Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	10
4.02	First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03	Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	14
4.04	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	19
4.05	Form of 3% Convertible Subordinated Note.	19

4.06		Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	19
4.07		Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	19
4.08		Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	18
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.04	†	1990 Stock Plan, as amended.	14
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	14
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	11
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.16	**	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.17	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.18		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.19		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
10.20		License Agreement between International Business Machines Corporation and the Registrant.	7

10.21	Amendment to License Agreement between International Business Machines Corporation and the Registrant.
10.22	Asset Purchase Agreement between International Business Machines Corporation and the Registrant.
21.01	Subsidiaries of Registrant.
23.01	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.01	Power of Attorney (See Page 52).

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

(8)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

(9)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(13)
Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report Form 8-K as filed January 6, 2000.

(14)
Incorporated by reference to Exhibits 99.(D)1, 99.(D)2 and 99.(D)3 to the Registrant's Tender Offer Statement on Schedule TO filed on May 22, 2001.

(15)
Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)
Incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2001.

(17)
Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(18)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 12, 2002.

(19)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 3, 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

**
Confidential treatment has been requested for portions of this agreement.

(b)
Reports on Form 8-K

        During the fourth quarter ended March 31, 2002, we filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        On February 27, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 to report our intention to raise $250 million through a private offering of 3% Convertible Subordinated Notes due March 5, 2007.

        On February 28, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 to report the pricing of the private offering of $250 million of 3% Convertible Subordinated Notes due March 5, 2007.

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

ADAPTEC, INC.

/s/ ROBERT N. STEPHENS Robert N. Stephens President and Chief Executive Officer
Date: June 20, 2002

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert N. Stephens and David A. Young, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT N. STEPHENS (Robert N. Stephens)	President, Chief Executive Officer and Director (principal executive officer)	June 20, 2002
/s/ DAVID A. YOUNG (David A. Young)	Vice President and Chief Financial Officer (principal financial officer)	June 20, 2002
/s/ KENNETH B. AROLA (Kenneth B. Arola)	Vice President and Corporate Controller (principal accounting officer)	June 20, 2002
/s/ CARL J. CONTI (Carl J. Conti)	Director	June 20, 2002
/s/ VICTORIA L. COTTEN (Victoria L. Cotten)	Director	June 20, 2002
/s/ JOHN C. EAST (John C. East)	Director	June 20, 2002

/s/ LUCIE J. FJELDSTAD (Lucie J. Fjeldstad)	Director	June 20, 2002
(Joseph S. Kennedy)	Director
/s/ ILENE H. LANG (Ilene H. Lang)	Director	June 20, 2002
/s/ ROBERT J. LOARIE (Robert J. Loarie)	Director	June 20, 2002
/s/ DR. DOUGLAS E. VAN HOUWELING (Dr. Douglas E. Van Houweling)	Director	June 20, 2002

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended March 31,
	2002	2001	2000
Net revenues	$418,749	$578,312	$729,171
Cost of revenues	203,030	275,513	264,555
Patent settlement fee	—	(3,626)	9,325

Gross profit	215,719	306,425	455,291

Operating expenses:
Research and development	123,022	110,582	88,948
Selling, marketing and administrative	105,155	125,269	130,208
Amortization of goodwill and other intangibles	57,423	61,270	17,543
Write-off of acquired in-process technology	53,370	—	16,739
Restructuring charges	9,965	9,904	—
Other charges	77,600	28,211	—

Total operating expenses	426,535	335,236	253,438

Income (loss) from operations	(210,816)	(28,811)	201,853
Interest and other income	35,043	155,457	47,080
Interest expense	(13,387)	(11,852)	(11,577)

Income (loss) from continuing operations before provision for income taxes	(189,160)	114,794	237,356
Provision for income taxes	7,513	72,237	73,075

Net income (loss) from continuing operations	(196,673)	42,557	164,281
Net income from discontinued operations, net of taxes	495	2,893	6,508
Net loss on disposal of discontinued operations, net of taxes	—	(5,807)	—

Net income (loss)	$(196,178)	$39,643	$170,789

Net income (loss) per share:
Basic:
Continuing operations	$(1.92)	$0.43	$1.59
Discontinued operations	$0.00	$(0.03)	$0.06
Net income (loss)	$(1.91)	$0.40	$1.65
Diluted:
Continuing operations	$(1.92)	$0.42	$1.50
Discontinued operations	$0.00	$(0.03)	$0.06
Net income (loss)	$(1.91)	$0.39	$1.56
Shares used in computing net income (loss) per share:
Basic	102,573	99,403	103,427
Diluted	102,573	101,364	109,711

See accompanying notes.

ADAPTEC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$331,324	$207,644
Marketable securities	472,335	443,685
Restricted marketable securities	7,387	—
Accounts receivable, net of allowance for doubtful accounts of $1,114 in 2002 and $1,940 in 2001	44,790	41,805
Inventories	30,172	72,781
Deferred income taxes	26,442	68,189
Prepaid expenses	19,301	14,470
Other current assets	18,964	11,307

Total current assets	950,715	859,881
Property and equipment, net	94,833	107,634
Restricted marketable securities, less current portion	13,825	—
Goodwill and other intangibles	87,188	148,216
Other long-term assets	61,400	47,906
Net assets of discontinued operations	—	44,153

Total assets	$1,207,961	$1,207,790

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,458	$24,882
Accrued liabilities	134,947	169,028

Total current liabilities	153,405	193,910

4 3/4% Convertible Subordinated Notes	202,860	229,800
3% Convertible Subordinated Notes	250,000	—
Other long-term liabilities	4,765	5,550
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 106,293 in 2002 and 99,075 in 2001	106	99
Additional paid-in capital	171,374	59,722
Deferred stock-based compensation	(21,131)	—
Accumulated other comprehensive income, net of tax	2,743	4,215
Retained earnings	443,839	714,494

Total stockholders' equity	596,931	778,530

Total liabilities and stockholders' equity	$1,207,961	$1,207,790

See accompanying notes.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$(196,673)	$42,557	$164,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process technology	53,370	—	16,739
Non-cash charges associated with restructuring and other charges	78,102	30,380	—
Stock-based compensation	19,200	—	—
Gain on extinguishment of debt	(867)	—	—
Gain on sale of properties and JNI common stock	(23)	(121,771)	(3,513)
Gain on receipt of warrants	—	—	(11,360)
Loss on retirement of assets	1,551	3,323	4,182
Depreciation and amortization	84,942	92,364	48,643
Provision for doubtful accounts	(400)	1,434	288
Deferred income taxes	19,018	(8,002)	(3,398)
Income tax benefits of employees' stock transactions	5,015	55,406	28,266
Changes in assets and liabilities:
Accounts receivable	(2,585)	32,491	(11,519)
Inventories	42,609	(5,223)	(10,738)
Prepaid expenses and other current assets	849	—	—
Other assets	(25,478)	2,299	19,132
Accounts payable	(9,313)	(6,867)	(7,885)
Other liabilities	(37,154)	(16,345)	46,086

Net Cash Provided by Operating Activities	32,163	102,046	279,204

Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net of cash acquired	(35,910)	—	(171,931)
Purchases of restricted marketable securities	(21,402)	—	—
Purchases of property and equipment	(16,153)	(31,641)	(19,019)
Purchases of other investments	—	(1,350)	(4,429)
Net proceeds from the sale of properties	942	43,693	18,518
Purchases of marketable securities	(461,004)	(494,866)	(1,075,512)
Sales of marketable securities	312,256	436,239	759,079
Maturities of marketable securities	118,708	130,492	358,313

Net Cash Provided by (Used for) Investing Activities	(102,563)	82,567	(134,981)

Cash Flows From Financing Activities:
Net proceeds from the issuance of 3% Convertible Subordinated Notes	241,876	—	—
Proceeds from the issuance of common stock	8,769	20,949	114,126
Net proceeds from the issuance of equity contracts	—	3,849	7,391
Repurchases of common stock	—	(187,552)	(377,518)
Repurchases and payments on long-term debt	(25,862)	—	(5,504)

Net Cash Provided by (Used for) Financing Activities	224,783	(162,754)	(261,505)

Net Cash Provided by (Used for) Discontinued Operations	(30,703)	5,266	(19,779)

Net Increase (Decrease) in Cash and Cash Equivalents	123,680	27,125	(137,061)
Cash and Cash Equivalents at Beginning of Year	207,644	180,519	317,580

Cash and Cash Equivalents at End of Year	$331,324	$207,644	$180,519

See accompanying notes.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
			Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount					Total
Balance, March 31, 1999	105,507	$106	$194,521	$—	$—	$596,075	$790,702
Components of comprehensive income:
Net income	—	—	—	—	—	170,789	170,789
Change in unrealized gain on available-for-sale investments	—	—	—	—	51,800	—	51,800

Total comprehensive income, net of taxes							222,589

Sale of common stock under employee stock purchase and option plans	8,238	8	114,118	—	—	—	114,126
Income tax benefits of employees' stock transactions	—	—	28,266	—	—	—	28,266
Deferred stock-based compensation related to discontinued operations	—	—	2,593	—	—	—	2,593
Issuance of common stock in connection with acquisitions	392	1	67,138	—	—	—	67,139
Issuance of warrants to Agilent Technologies, Inc.	—	—	37,100	—	—	—	37,100
Net premiums from sales/purchases of equity contracts	—	—	11,240	—	—	—	11,240
Conversion of 4 3/4% Subordinated Convertible Notes	4	—	200	—	—	—	200
Repurchases of common stock	(11,442)	(12)	(396,641)	—	—	—	(396,653)

Balance, March 31, 2000	102,699	103	58,535	—	51,800	766,864	877,302
Components of comprehensive loss:
Net income	—	—	—	—	—	39,643	39,643
Changes in unrealized gain on available-for-sale investments	—	—	—	—	(47,585)	—	(47,585)

Total comprehensive loss, net of taxes							(7,942)

Sale of common stock under employee stock purchase and option plans	1,876	2	20,947	—	—	—	20,949
Income tax benefits of employees' stock transactions	—	—	55,406	—	—	—	55,406
Deferred stock-based compensation related to discontinued operations	—	—	1,232	—	—	—	1,232
Repurchases of common stock	(5,500)	(6)	(76,398)	—	—	(92,013)	(168,417)

Balance, March 31, 2001	99,075	99	59,722	—	4,215	714,494	778,530
Components of comprehensive loss:
Net loss	—	—	—	—	—	(196,178)	(196,178)
Changes in unrealized gain on available-for-sale investments	—	—	—	—	(1,472)	—	(1,472)

Total comprehensive loss, net of taxes							(197,650)

Sale of common stock under employee stock purchase and option plans	1,211	1	8,768	—	—	—	8,769
Income tax benefits of employees' stock transactions	—	—	5,015	—	—	—	5,015
Issuance of common stock in connection with acquisitions (Note 3)	5,120	5	68,891	—	—	—	68,896
Deferred stock-based compensation (Note 3)	887	1	28,375	(28,376)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	6,833	—	—	6,833
Adjustment of deferred stock-based compensation	—	—	(412)	412	—	—	—
Issuance of warrants to IBM (Note 16)	—	—	1,015	—	—	—	1,015
Dividend of Roxio common stock (Note 2)	—	—	—	—	—	(74,477)	(74,477)

Balance, March 31, 2002	106,293	$106	$171,374	$(21,131)	$2,743	$443,839	$596,931

See accompanying notes.

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description

        Adaptec, Inc. ("Adaptec" or the "Company") designs, manufactures and markets storage access solutions that reliably move, manage and protect critical data and digital content. Adaptec's storage solutions are used in high-performance networks, servers, workstations and desktop computers from the world's leading manufacturers of computer and networking products. The Company markets its products primarily through original equipment manufacturers ("OEMs") and distribution channels to a wide variety of end users, ranging from large scale enterprises to retail consumers across geographically diverse markets.

Basis of Presentation

        The consolidated financial statements include the accounts of Adaptec and all of its wholly-owned subsidiaries after elimination of intercompany transactions and balances. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off the Software segment, Roxio, Inc., into a fully independent and separate company (Note 2). As a result of the spin-off, the historical consolidated financial statements of the Company have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the Notes to Consolidated Financial Statements (referred to hereafter as Notes) relate to the discussion of the Company's continuing operations.

        We adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in January 2002. As a result, certain consideration paid to distributors has been reclassified as a revenue offset rather than as operating expense. Prior period financial statements have been reclassified to conform to this presentation.

Segment Reporting

        The Company operates in three reportable segments: the Storage Solutions Group ("SSG"), the Desktop Solutions Group ("DSG") and the Storage Networking Group ("SNG"). Our SSG segment provides Host Input/Output ("I/O"), redundant array of independent disks ("RAID") and external RAID products that enable the movement, storage and protection of data across a range of server platforms, direct attached storage servers, storage area networks ("SAN") based servers, network attached storage ("NAS") devices and storage subsystems. These products bring Host I/O, including small computer system interface ("SCSI") technology and RAID solutions to storage applications. Our DSG segment provides high-performance I/O, connectivity solutions for personal computing platforms, including notebook and desktop computers and consumer electronic devices. Our SNG segment provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. (See Note 20).

Acquisitions

        During fiscal 2002 and 2000, the Company purchased Platys Communications, Inc. ("Platys") and Distributed Processing Technology Corp. ("DPT"), respectively. The acquisitions were accounted for under the purchase method of accounting, and accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in the Company's consolidated financial statements as of the effective date of each acquisition through the end of the period. There were no significant differences between the accounting policies of the Company and the acquired companies.

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

Derivative Financial Instruments

        The Company enters into foreign currency contracts from time to time in order to reduce the impact of certain foreign currency fluctuations. Certain firmly committed transactions denominated in foreign currencies are occasionally hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized as income when the hedged transaction occurs and have not been significant for all periods presented. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. The amounts potentially subject to credit risk relating to forward exchange contracts, arising from the possible inability of counterparties to meet the terms of their contracts, are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company.

        The Company controls credit and market risk associated with derivative instruments it holds by monitoring its position and quality of its counterparties, consisting primarily of major financial institutions. No forward exchange contracts were outstanding as of March 31, 2002 and 2001.

        In prior periods, the Company has entered into equity contracts with independent third parties. The Company did not hold or issue equity contracts for trading or speculative purposes. Premiums received upon the sale of equity contracts and premiums paid upon the purchase of equity contracts are recorded in additional paid-in capital. The settlement terms of the equity contracts included physical settlement, cash settlement or net-share settlement at the option of the Company. No equity contracts were outstanding as of March 31, 2002 and 2001.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair market value due to their short maturities. The estimated fair value of the Company's 4 3/4% Convertible Subordinated Notes was $195.6 million and $196.2 million as of March 31, 2002 and 2001, respectively, and was based on quoted market prices. The estimated fair value of the Company's 3% Convertible Subordinated Notes, based on quoted market prices, was $276.6 million as of March 31, 2002.

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of corporate bonds, commercial paper, municipal securities, and U.S. government securities with original maturities beyond three months. All marketable securities are held in the Company's name and are held with high quality financial institutions. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Marketable equity securities represent our equity holding in a public company. Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value with unrealized gains and losses, net of income tax, recorded in "Accumulated other comprehensive income, net of tax" as a separate component of stockholders' equity on the Consolidated Balance Sheets. Gains and losses on securities sold are determined based on the average cost method and are included in "Interest and other income" in the Consolidated Statements of Operations. Unrealized losses that are other than temporary are recognized in net income (loss). The Company does not hold its securities for trading or speculative purposes. As of March 31, 2002, a significant portion of the Company's cash, cash equivalents and available-for-sale marketable securities was held by its Singapore subsidiary. If the Company repatriates cash from the Singapore subsidiary to the U.S. parent company, additional income taxes may be incurred from the repatriation.

        Restricted marketable securities consist of U.S. government securities that are required as security under the 3% Convertible Subordinated Notes Indenture (Note 7).

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company invests in marketable securities including municipal bonds, corporate bonds, commercial paper and government securities, all of which are of high investment grade. Cash, cash equivalents and marketable securities are maintained with high-quality institutions. The Company, by policy, limits the amount of credit exposure through diversification and management regularly monitors the composition of its investment portfolio for compliance with the Company's investment policies.

        The Company sells its products to original equipment manufacturers ("OEMs") and distributors throughout the world. Sales to customers are predominantly denominated in U.S. dollars and, as a result, the Company believes its foreign currency risk is minimal. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. One customer accounted for 17% of gross accounts receivable as of March 31, 2002 and two customers accounted for 22% and 15% of gross accounts receivable at March 31, 2001.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

        Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations, excluding business process reengineering costs as defined by EITF No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." Capitalized internal-use software costs primarily include licenses fees, consulting fees and any associated direct labor costs and are amortized over the estimated useful life of the asset, typically a three to five-year period.

Goodwill and Other Intangibles

        Goodwill and other intangibles acquired in connection with business acquisitions were approximately $213.5 million and $217.1 million and related accumulated amortization was $126.3 million and $68.9 million at March 31, 2002 and 2001, respectively. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include developed technology, covenants-not-to-compete and patents. Under the Company's accounting policies, goodwill and other intangible assets acquired prior to June 30, 2001 are amortized on a straight-line basis over their expected useful lives ranging from three to four years. Amounts allocated to acquired in-process technology are expensed in the period in which the acquisition is consummated. The goodwill and identifiable intangible assets acquired in connection with the acquisition of Platys have been accounted for in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." (Note 3).

Other Long-Term Assets

        The Company's other long-term assets primarily include advance payments to Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"), technology and patent license fees and minority investments. The advance payments to TSMC were made in exchange for guaranteed wafer fabrication capacity through December 31, 2004 (Note 8). The advance payments are reduced as wafers are purchased from TSMC during each period. The Company classifies only those payments expected to be utilized within one year as current assets and the remaining payments are classified as other long-term assets. The technology license fee consists of fees paid to International Business Machines Corporation ("IBM") for use of certain technology (Note 16). The patent license fee represents a license fee for the use of certain IBM patents through June 30, 2007. The Company classifies only the license fees that will be amortized within one year as a current asset and the remaining license fees are classified as a long-term asset. Minority investments include investments in certain nonpublic companies (Note 10). The Company accounts for its minority investments at the lower of cost (including adjustments for other than temporary impairments) or estimated realizable value. These long-term assets are evaluated periodically for potential impairment.

Impairment of Long-Lived Assets

        The Company periodically assesses the impairment of long-lived assets, including identifiable intangible assets and related goodwill, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risk inherent in its current business model. The Company recorded a $69.0 million and a $28.2 million charge for impairment of goodwill and other intangible assets in fiscal 2002 and 2001, respectively (Note 12). Additionally, the Company recorded $8.6 million in impairment charges related to the decline in fair value of certain minority investments deemed to be other than temporary (Note 12).

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is recognized on the measurement date based on the difference, if any, between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's common stock on the grant date. Accordingly, no compensation expense has been recognized in the Company's Consolidated Statements of Operations, except as described in Note 3 in connection with our acquisition of Platys in fiscal 2002.

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant.

Revenue Recognition

        The Company's policy is to recognize revenue from product sales, including sales to distributors and resellers, upon shipment from the Company, provided persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured.

        The Company's distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits its distributors to return products, subject to certain conditions. The Company establishes allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." These allowances are recorded as direct reductions of revenue and accounts receivable.

        The Company's software revenue recognition policy is in accordance with the Statement of Position No. 97-2, "Software Revenue Recognition." For software product sales to distributors, revenue is recognized upon product shipment to the distributors provided that all fees are fixed or determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. For software product sales to OEMs, revenue is recognized upon product shipment and based on royalty reports from the OEMs, provided that all fees are fixed and determinable, persuasive evidence of an arrangement exists and collectibility is reasonable assured. Costs related to post-contract support obligations, which primarily include telephone support for certain products, are accrued and have been insignificant to date.

Shipping and Handling Costs

        Shipping and handling costs are expensed as incurred and are included in cost of revenues in our results of operations.

Product Development Costs

        The Company's policy is to capitalize product development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2002, costs incurred subsequent to the establishment of technological feasibility have not been significant and all product development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Comprehensive Income/(Loss)

        The Company's comprehensive income/(loss) consists of net income/(loss) and changes in the unrealized gains or losses on available-for-sale securities, net of income taxes. The realization of these gains and losses depends on the market value of the securities which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

Recent Accounting Pronouncements

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company has elected to adopt SFAS No. 145 effective for fiscal 2002, and as a result, gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million) has been included in "Interest and Other Income."

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and the measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on April 1, 2002 and the impact of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Companies are required to adopt SFAS No. 143 for fiscal years beginning after June 25, 2002. The Company will adopt SFAS No. 143 on April 1, 2003, and the impact of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which are effective for all business combinations completed after June 30, 2001. SFAS No. 141 replaced APB Opinion No. 16, "Business Combinations," and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. For acquisitions consummated prior to July 1, 2001, the Company adopted SFAS No. 142 on April 1, 2002. The Company's acquisition of Platys in August 2001 was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on its consolidated financial position and results of operations.

Note 2. Discontinued Operations—Software Segment

        In June 2000, the Company announced a plan to spin off its Software segment, Roxio, in the form of a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable compact discs ("CDs"). In February 2001, Roxio filed a Registration Statement on Form 10 for the Company's distribution of the shares of Roxio's common stock to the Company's stockholders. On April 12, 2001, the Company's Board of Directors formally approved the plan to spin off Roxio and declared a dividend of shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. The distribution of the shares of Roxio's common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the shares of Roxio's common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of the outstanding warrants by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 17). The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of the net assets of discontinued operations and a $74.5 million reduction of retained earnings. Of this amount, $33.2 million represents the initial long-term funding the Company contributed to Roxio at the date of distribution.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified the 190,936 shares of Roxio's common stock as available-for-sale securities. They are recorded at fair market value and included in "Marketable securities" in the Consolidated Balance Sheets as of March 31, 2002 and 2001 (Note 4).

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

        For the period from April 12, 2001 (the date on which the Board of Directors approved the spin-off) to May 11, 2001 (the date of distribution), the Company incurred a loss, net of tax, of $5.8 million in connection with the disposal of Roxio. This loss represents Roxio's net income during this period less total costs incurred to effect the spin-off. In accordance with APB Opinion No. 30, the Company reflected this loss under "Net loss on disposal of discontinued operations" in the Consolidated Statement of Operations for the year ended March 31, 2001. In addition, the operating results of Roxio for the period from April 1, 2001 to April 11, 2001 were reflected under "Net income from discontinued operations" in the Consolidated Statement of Operations for fiscal 2002.

        Net revenues and the components of net income related to the discontinued operations were as follows:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Net revenues	$4,545	$122,099	$77,776

Income from discontinued operations before provision for income taxes	$1,588	$7,562	$11,224
Provision for income taxes	1,093	4,669	4,716

Net income from discontinued operations	$495	$2,893	$6,508

        The components of net assets related to the discontinued operations were as follows:

March 31, 2001
(in thousands)
Current assets	$38,676
Property and equipment, net	2,770
Goodwill and other intangibles	22,928
Current liabilities	(20,221)

Net assets of discontinued operations	$44,153

Note 3. Business Combinations

        Platys:    In August 2001, the Company purchased Platys, a developer of Internet Protocol ("IP") storage solutions. The Company believes that the acquisition will accelerate its ability to provide IP storage connectivity for three high-growth IP storage markets: storage area networks, fabric switches and network attached storage. In consideration of the acquisition, the Company exchanged $50.0 million in cash, issued 5.2 million shares of the Company's common stock valued at $59.8 million (including 0.9 million shares of restricted stock as discussed below) and assumed 2.3 million stock options with a fair value of $25.1 million for all of the outstanding capital stock of Platys. The Company also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's common stock for the two days prior to the acquisition date and the closing price of the Company's common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and the Company used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

        General Holdback:    As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was recorded in accrued liabilities as of March 31, 2002 and will be paid for such unknown liabilities or to the former Platys shareholders within 12 months from the acquisition date.

        Executive Holdback:    The Company also committed to certain executives of Platys an additional 0.8 million shares of the Company's common stock, as well as $8.6 million of cash when certain milestones were met. In December 2001, the specified milestones were met and the Executive Holdback was paid and recorded as compensation expense in the third quarter of fiscal 2002. Compensation expense with respect to the 0.8 million shares of the Company's common stock was measured on the date the milestones were met and was valued at $12.4 million.

        Deferred Stock-Based Compensation:    In exchange for certain Platys' common stock which was subject to repurchase at the date of acquisition, the Company committed to pay $6.9 million of cash (the "Unvested Cash") and issued 0.9 million shares of the Company's common stock valued at $10.1 million subject to the Company's right of repurchase (the "Restricted Stock") to certain employee shareholders. The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee shareholders' continued employment with the Company. The Company recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. The payment of the Unvested Cash is also contingent upon the employee shareholders' continued employment with the Company. The Unvested Cash is being paid and recognized as compensation expense as the Restricted Stock vests. As of March 31, 2002, there remains $4.4 million of Unvested Cash to be paid.

        In addition, of the total assumed stock options, approximately 1.9 million stock options with an intrinsic value of $18.3 million were unvested (the "Unvested Options"). In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," these Unvested Options were accounted for as deferred stock-based compensation and are being recognized as compensation expense over their related vesting periods.

        Total stock-based compensation expense with respect to the Executive Holdback, Restricted Stock, and the Unvested Options totaled $19.2 million in fiscal 2002.

        Purchase Accounting:    The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in the Company's Consolidated Statement of Operations from the date of the acquisition. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

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

        The preliminary allocation of the purchase price, net of the contingent liabilities, to the tangible and identifiable intangible assets acquired and liabilities assumed is as follows (in thousands):

Net liabilities assumed	$(2,088)
Acquired in-process technology	53,370
Deferred stock-based compensation	28,376
Deferred income tax liabilities	(7,881)
Goodwill and other intangible assets:
Goodwill	45,742
Patents and core technology	15,033
Covenants-not-to-compete	4,670

65,445

Net assets acquired	$137,222

        The patents and core technology are being amortized over an estimated useful life of four years, and the covenants-not-to-compete are being amortized over three years. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

        The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. Approximately $53.4 million was written off in fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. The Company acquired certain ASIC-based iSCSI technology for IP storage solutions. The value was determined by estimating the cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value.

        We expect to complete the initial projects and begin shipping products in fiscal 2003. In fiscal 2004, we expect to complete the advanced next generation products. The completion of all in-process projects has been extended approximately six months to one year due to customers requesting increased functionality to be incorporated into the initial product. These additional functionalities have significantly increased the complexity and added to the development costs of each of the in-process projects. We expect the costs to bring all of the various in-process projects to completion to be approximately $37 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability in the future. Additionally, the value of the intangible assets acquired may become impaired.

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

        Net Revenues.    The estimated net revenues were based on management projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow and peak after fiscal 2006, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

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

        Royalty Rate.    The Company applied a royalty charge of approximately 8% of the estimated net revenues for each in-process project to attribute value for dependency on existing technology.

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

        If the Company had acquired Platys at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

	Year Ended
	March 31, 2002	March 31, 2001
	(in thousands, except per share amounts)
Net revenues	$418,869	$579,333
Net income (loss)	(203,812)	37,314
Net income (loss) per share:
Basic	$(1.93)	$0.36
Diluted	$(1.93)	$0.34

        DPT:    In December 1999, the Company purchased DPT, a supplier of high-performance storage solutions, including RAID controllers and storage subsystems, for $185.2 million in cash and assumed stock options valued at $51.8 million using the Black-Scholes valuation model. As part of the purchase agreement, $18.5 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback amount was intended to be paid for such unknown liabilities or to the seller within twelve months from the acquisition date and was included as part of the purchase price. The holdback amount remained outstanding and was included in "Accrued liabilities" in the Consolidated Balance Sheets as of March 31, 2002 and 2001 (Note 5). Additionally, the Company incurred $1.1 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

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

        The net tangible assets acquired were comprised primarily of inventory, property and equipment and receivables, offset by accrued liabilities, including amounts due under a line of credit. The acquired in-process technology was written off in the third quarter of fiscal 2000. The estimated weighted average useful life of the goodwill and other intangible assets, created as a result of the acquisition of DPT, is approximately four years.

        During the quarter ended March 31, 2002, the Company formalized its intention to discontinue the use of certain technology for the external storage solutions market acquired from DPT. The Company's decision indicated impairment of long-lived assets related to our acquisition of DPT. As a result, the Company recorded a charge of $69.0 million to reduce goodwill recorded in connection with the acquisition of DPT based on the amount by which the carrying amount of the assets exceeded the fair value (Note 12).

        If the Company had acquired DPT at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income and net income per share from continuing operations would have been as follows:

Year Ended March 31, 2000
(in thousands, except per share amounts)
Net revenues	$762,397
Net income	$138,481
Net income per share:
Basic	$1.34
Diluted	$1.26

        The Company leased one of its facilities in Florida, through August 31, 2001 at "arms-length" prices from a former stockholder of DPT, who is also a relative of a former officer and stockholder of DPT. This former officer and stockholder of DPT was also a former officer of the Company. The Company paid $46,000, $110,000 and $27,000 for rent expense to the related party in fiscal 2002, 2001 and for the three month period ended March 31, 2000, respectively.

Note 4. Marketable Securities

        The Company's portfolio of marketable securities at March 31, 2002 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Municipal bonds	$20,700	$—	$—	$20,700
Commercial paper	8,982	7	—	8,989
Corporate bonds	212,220	1,417	(1,347)	212,290
U.S. government securities	258,684	2,421	(1,195)	259,910
Marketable equity securities (Note 2)	873	3,466	—	4,339

Total available-for-sale securities	501,459	7,311	(2,542)	506,228
Less amounts classified as cash equivalents	33,885	8	—	33,893

Total	$467,574	$7,303	$(2,542)	$472,335

        The Company's portfolio of marketable securities at March 31, 2001 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$292,854	$4,644	$(292)	$297,206
U.S. government securities	155,380	2,826	(40)	158,166

Total available-for-sale securities	448,234	7,470	(332)	455,372
Less amounts classified as cash equivalents	11,575	112	—	11,687

Total	$436,659	$7,358	$(332)	$443,685

        Sales of marketable securities resulted in gross realized gains of $3.5 million and gross realized losses of $0.2 million during fiscal 2002. Sales of marketable securities resulted in gross realized gains of $113.8 million and gross realized losses of $0.9 million during fiscal 2001. The gross realized gains and losses on the sales of marketable securities were immaterial in fiscal 2000.

        The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2002, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$220,639	$221,426
Mature after one year through three years	279,947	280,463

Total	$500,586	$501,889

Note 5. Balance Sheets Details

Inventories

	March 31,
	2002	2001
	(in thousands)
Raw materials	$8,760	$25,789
Work-in-process	4,088	15,867
Finished goods	17,324	31,125

Total	$30,172	$72,781

Property and Equipment

		March 31,
	Life	2002	2001
		(in thousands)
Land	—	$13,086	$13,086
Buildings and improvements	5-40 years	57,053	54,665
Machinery and equipment	3-5 years	76,500	77,755
Furniture and fixtures	3-7 years	67,992	71,316
Leasehold improvements	Life of lease	5,588	3,221
Construction in progress	—	1,121	7,398

		221,340	227,441
Accumulated depreciation and amortization		(126,507)	(119,807)

Total		$94,833	$107,634

        Depreciation expense was $27.1 million in fiscal 2002, $30.2 million in fiscal 2001 and $30.2 million in fiscal 2000.

Accrued Liabilities

	March 31,
	2002	2001
	(in thousands)
Tax related	$62,798	$95,635
Acquisition related	33,793	18,500
Accrued compensation and related taxes	23,361	17,951
Accrued royalty fees	421	16,290
Sales and marketing related	1,964	3,791
Other	12,610	16,861

Total	$134,947	$169,028

Note 6. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit has a term, as amended, through August 2002 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the LIBOR. In addition, the Company is charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of March 31, 2002, the Company was in compliance with all such covenants. No borrowings were outstanding under the line of credit as of March 31, 2002.

Note 7. Long-Term Liability

        In March 2002, the Company issued $250 million of 3% Subordinated Convertible Notes ("3% Notes") for net proceeds of $241.9 million. The 3% Notes are due on March 5, 2007. The 3% Notes provide for semi-annual interest payments each March 5 and September 5 commencing September 5, 2002. The holders of the 3% Notes are entitled to convert the notes into common stock at a conversion price of $15.31 per share through March 5, 2007. The 3% Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after March 9, 2005 at declining premiums to par. Debt issuance costs are amortized to interest expense ratably over the term of the 3% Notes. The Notes are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3% Notes, the Company purchased marketable securities totaling $21.4 million as security for the first six scheduled interest payments due on the 3% Notes. The marketable securities, which consist of U.S. government securities, are reported at fair market value with unrealized gains and losses, net of income tax, recorded in "Accumulated other comprehensive income" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. For fiscal 2002, gross unrealized losses on these securities were $0.2 million. At March 31, 2002, $7.4 million was classified as short-term marketable securities due within one year and $13.8 million was classified as long-term due within three years.

        In February 1997, the Company issued $230.0 million of 4 3/4% Convertible Subordinated Notes (the "4 3/4% Notes") for net proceeds of $223.9 million. The 4 3/4% Notes are due on February 1, 2004. The 4 3/4% Notes provide for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the 4 3/4% Notes are entitled to convert the notes into common stock at an original conversion price of $51.66 per share through February 1, 2004. The 4 3/4% Notes are redeemable, in whole or in part, at the option of the Company, at any time at declining premiums to par. Debt issuance costs are amortized to interest expense ratably over the term of the 4 3/4% Notes. During fiscal 2000, a noteholder converted $0.2 million of the 4 3/4% Notes into 3,871 shares of the Company's common stock.

        As a result of the Roxio spin-off (Note 2) and in accordance with the terms of the 4 3/4% Notes' Indenture, the conversion price was adjusted to $38.09. The adjusted conversion price was determined by multiplying $51.66, the original conversion price, by a ratio equal to (1) the difference between the price of the Company's common stock at the date of the Roxio spin-off, as defined in the Indenture, and the fair market value of Roxio's common stock as determined by the Company's Board of Directors, (2) divided by the price of the Company's common stock at the date of the Roxio spin-off.

        In fiscal 2002, the Company repurchased 4 3/4% Notes with a book value of $27.0 million for an aggregate price of $25.9 million, resulting in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million). The Company has elected to adopt SFAS No. 145 effective for fiscal 2002, and as a result, gain on extinguishment of debt has been included in "Interest and Other Income."

Note 8. TSMC Agreements

        During fiscal 1996, the Company entered into certain Option Agreements with TSMC, which provide the Company with guaranteed capacity for wafer fabrication in exchange for advance payments. The Company reflects the advance payments as either prepaid expenses or other long-term assets based upon the amount expected to be utilized within the next twelve months. As wafer units are purchased each year from TSMC, the prepayment is reduced at a specified amount per wafer unit.

        In fiscal 1999, in response to declining demand for the Company's products, the Company and TSMC amended the Option Agreements. The terms of the Option Agreements were extended by two years through December 31, 2002. Additionally, TSMC agreed to refund the Company $5.4 million of advanced payments made under the Option Agreements, paid in four equal quarterly installments beginning in January 1999. No other terms or conditions were amended.

        In fiscal 2000, the Company and TSMC amended the Option Agreements, whereby the Company paid TSMC an additional $20.0 million in advance payments to secure guaranteed capacity for wafer fabrication through December 31, 2004. No other terms or conditions were amended.

        The Company utilized $9.6 million and $8.4 million of the prepayments in fiscal 2002 and 2001, respectively. The advance payments expected to be realized in the next year of $11.6 million were classified in "Prepaid expenses" in the Consolidated Balance Sheet as of March 31, 2002. The remaining advance payments of $17.4 million were classified in "Other long-term assets" and are expected to be realized by the Company during the remaining term of the Option Agreements.

        In fiscal 2002, the Company and TSMC further amended the Option Agreements, whereby both the minimum number of wafer units to be purchased by the Company and the amount of credit applied against the prepayments for each wafer unit purchased were amended for calendar years 2002, 2003 and 2004. The amendment eliminated the minimum number of wafer units to be purchased and allowed the Company to utilize the prepayment beginning with the purchase of the first wafer unit in any calendar year. The amendment also entitles the Company to carry-forward the unused prepayment through calendar year 2004.

Note 9. Statements of Operations

        Interest and other income included:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Interest income	$34,153	$34,126	$32, 207
Gain on sale of properties (Note 13)	23	9,085	3,513
Gain on sale of JNI common stock (Note 10)	—	112,686	—
Warrants received (Note 10)	—	(440)	11,360
Gain on extinguishment of debt (Note 7)	867	—	—

Total	$35,043	$155,457	$47,080

Note 10. Business Divestitures and Related Party Transactions

        JNI:    In November 1998, the Company entered into a definitive agreement with JNI Corporation ("JNI") whereby the Company agreed to contribute certain fibre channel technology, products and property and equipment to JNI related to the fibre channel business line. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock, which represented a then 6.2% ownership in JNI, and three warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock for an aggregate price of $300 (the share amounts reflected a 70% reverse stock split effected by JNI in October 1999). If the warrants were fully exercised, the added shares would have represented a then additional 11.1% ownership of JNI by the Company. Exercisibility of the warrants was contingent upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

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

        In March 2000, the Company exercised the warrant on a net-share settlement basis, and received 839,998 additional shares of JNI common stock, resulting in a total ownership of 1,972,893 shares, or 8.6% of the outstanding shares of JNI as of March 31, 2000. The Company's investment in JNI common stock was accounted for under the cost method.

        During fiscal 2001, the Company sold all of its ownership of 1,972,893 shares of JNI common stock for a gain of $112.7 million. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2001. As of March 31, 2002 and 2001, the Company did not hold any shares of JNI common stock.

        In addition to the investment in JNI, the Company agreed to provide JNI with certain manufacturing services and lease space to JNI in one of the Company's facilities at "arms-length" prices for a transitionary period of time. During fiscal 2002, 2001 and 2000, the Company billed JNI for manufacturing services and lease costs totaling $0, $0 and $2.0 million, respectively. The Company and JNI also entered into a cross-license agreement whereby JNI would pay royalties on certain products and the Company would license certain technologies from JNI royalty-free. The Company did not recognize any royalty income from JNI during fiscal 2002, 2001 and 2000. As of March 31, 2002, 2001 and 2000, JNI owed the Company $0, $0 and $44,000, respectively.

        Chaparral:    In November 1998, the Company entered into a definitive agreement with Chaparral Network Storage, Inc. ("Chaparral") whereby the Company agreed to contribute certain tangible and intangible assets related to the external storage business line. In exchange, Chaparral issued to the Company shares of Series B Convertible Preferred Stock convertible into approximately 2.9 million shares of common stock. The investment represented a then 19.9% ownership interest in Chaparral.

        In addition to the investment in Chaparral, the Company agreed to provide certain manufacturing services and lease space to Chaparral in one of the Company's facilities at "arms-length" prices. As of fiscal 2002, these services and leased facilities are no longer provided. During fiscal 2002, 2001 and 2000, the Company billed Chaparral for manufacturing services and lease costs totaling $0, $0.2 million and $1.4 million, respectively. The Company and Chaparral are also parties to various component supply, technology and software licensing and product distribution agreements, including one in which the

Company made a $2 million advance payment for future product purchases of certain external storage solutions products. As product is purchased the prepayment is reduced by the purchase price. At March 31, 2002, there remains $0.8 million of the advance payment outstanding which is classified in "Prepaid expenses" in the Consolidated Balance Sheet. During fiscal 2002, 2001 and 2000, the Company recorded royalty and product revenue of $0.4 million, $0.3 million and $1.5 million, respectively. As of March 31, 2002, 2001 and 2000, Chaparral owed the Company $0.1 million, $0 and $0.4 million, respectively.

        Upon execution of the component supply agreement, the Company received a warrant to purchase 300,000 shares of Chaparral's common stock at $20 per share. The warrant was exercisable from December 1, 2000 to May 31, 2001. The warrant was valued at $0.4 million using the Black-Scholes valuation model. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2000. At March 31, 2001, the Company deemed the warrant to be unexercisable and the $0.4 million warrant value was written off. The warrant expired on May 31, 2001. The loss was included in "Interest and other income" in the Consolidated Statement of Operations for fiscal 2001.

        The Company's carrying value of its investment in Chaparral of $0.5 million was included in "Other long-term assets" in the Consolidated Balance Sheet as of March 31, 2002 and 2001. Due to various stock issuances by Chaparral, the Company's ownership interest in Chaparral has decreased to 5.7% as of March 31, 2002.

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

        In addition to the investment in BroadLogic, the Company agreed to provide certain manufacturing services and lease space to BroadLogic in one of the Company's facilities. The Company and BroadLogic also entered into a royalty-free cross-license agreement. During fiscal 2002, 2001 and 2000, the Company billed BroadLogic for manufacturing services and lease costs totaling $0, $0.7 million and $2.9 million, respectively. As of March 31, 2002, 2001 and 2000, BroadLogic owed the Company $0, $35,600 and $60,000, respectively.

        In November 1999, in connection with BroadLogic's second round of equity financing, the Company purchased $2.4 million of BroadLogic's Series B Preferred Stock. BroadLogic completed a third round of financing in March 2001 in which the Company invested an additional $1.0 million in BroadLogic's Series C Preferred Stock.

        In fiscal 2002, due to circumstances that indicated an other-than-temporary decline, including volatility and economic downturn of the high technology industry, the Company recorded an impairment charge of $4.1 million to write-off its investment in Broadlogic.

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

Note 11. Restructuring Charges

Fiscal 2002:

        During fiscal 2002, the Company recorded $10.0 million in restructuring charges as follows:

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, the Company announced a series of actions to reduce costs and tailor company expenses to current revenues. The Company recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million related to the termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and write-down of $0.2 million of leasehold improvements, furniture and fixtures and equipment. The terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

        The following table sets forth an analysis of the components of the fiscal 2002 fourth quarter restructuring charge and the provision adjustment and payments made against the reserve through March 31, 2002:

	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$2,723	$—	$—	$2,723
Accrued lease costs	—	—	425	425
Property and equipment write-off	—	220	—	220
Other charges	—	—	465	465

Total	2,723	220	890	3,833
Cash paid	(324)	—	—	(324)
Non-cash charges	—	(220)	—	(220)

Reserve balance at March 31, 2002	$2,399	$—	$890	$3,289

        The Company anticipates that the remaining restructuring reserve balance of $3.3 million will be substantially paid out by the end of fiscal 2003.

        First Quarter of Fiscal 2002 Restructuring Plan:    In response to the continuing economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The Company recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the provision adjustment and payments made against the reserve through March 31, 2002:

	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Provision adjustment	(387)	—	—	(387)
Cash paid	(4,787)	—	(40)	(4,827)
Non-cash charges	—	(811)	—	(811)

Reserve balance at March 31, 2002	$—	$—	$204	$204

        The Company anticipates that the remaining restructuring reserve balance of $0.2 million will be substantially paid out by the second quarter of fiscal 2003.

Fiscal 2001:

        In response to the economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. The Company also eliminated approximately 175 open positions as a result of the restructuring. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

        In the first quarter of fiscal 2002, the Company recorded an additional $0.7 million charge to the fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.5 million, and the Company wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 fourth quarter restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million as actual costs were lower than originally anticipated. In the third quarter of fiscal 2002, the Company recorded a net reduction to the fiscal 2001 restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual severance and benefit costs were lower than originally anticipated as well as an additional $0.2 million charge for the estimated realizable value of certain manufacturing equipment.

        The following table sets forth an analysis of the components of the restructuring charge recorded in fiscal 2001 and payments made against the reserve through March 31, 2002:

Fiscal 2001	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(680)	464	506	290
Cash paid	(3,139)	—	(1,359)	(4,498)
Non-cash charges	—	(464)	—	(464)

Reserve balance at March 31, 2002	$—	$—	$751	$751

        The Company anticipates that the remaining restructuring reserve balance of $0.8 million will be substantially paid out by the second quarter of fiscal 2003.

Note 12. Other Charges

        Other charges consist of asset impairment charges. The Company recorded asset impairment charges of $77.6 million and $28.2 million in fiscal 2002 and 2001, respectively.

        Pursuant to SFAS No. 121 "Impairment of Long-lived Assets," the Company regularly performs reviews to determine if the carrying values of its long-lived assets are impaired. The reviews look for facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. The Company measures impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeds their fair values. The measurement of fair value is generally based on an analysis of discounted estimated future cash flows. In performing this analysis, the Company uses the best information available in the circumstances, including reasonable and supportable assumptions and projections. During the quarter ended March 31, 2002, the Company formalized its intention to discontinue the use of certain technology acquired from DPT for the external storage solutions market. This decision indicated impairment of certain long-lived assets related to the acquisition of DPT. As a result, the Company recorded a charge of $69.0 million to reduce goodwill recorded in connection with the acquisition of DPT based on the amount by which the carrying amount of the asset exceeded the fair value. Fair value was determined based on discounted estimated future cash flows. The estimated cash flow periods for the next six years were used and the discount rate used was 20%. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital as adjusted for the risks associated with the Company's operations.

        The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include subsequent "down" financing rounds, decreases in quoted market price and declines in operations of the issuer. In fiscal 2002, the Company recorded an impairment charge of $8.6 million related to a decline in the values of certain minority investments deemed to be other than temporary.

        In fiscal 2001, the Company recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Agilent Warrant Costs as of December 31, 2000 (Note 17).

Note 13. Assets Held for Sale

        As of March 31, 2001, the Company included in "Other current assets" in the Consolidated Balance Sheet $0.9 million in assets held for sale representing a parcel of land and a building in Florida. The Company entered into a contract to sell the Florida land and building in fiscal 2001, and consummated the sale in fiscal 2002, realizing immaterial gains. Additionally, manufacturing equipment in the amount of $0.5 million was transferred from "Property and equipment" to assets held for sale in connection with the fiscal 2001 restructuring plan (Note 11). The Company wrote-down approximately $0.3 million of these assets in fiscal 2002 and manufacturing equipment in the amount of approximately $0.2 million was held for sale at March 31, 2002. Assets held for sale at March 31, 2001 also included other manufacturing equipment of $0.3 million, which was sold in fiscal 2002, realizing immaterial gains.

        The Company sold certain properties in fiscal 2001 and 2000. During fiscal 2001, the Company sold land in California, and land and a building in Colorado, resulting in a total gain of $9.1 million. During fiscal 2000, the Company sold land in California, resulting in a gain of $3.5 million.

        All gains from the sale of properties and equipment were included in "Interest and other income" in the Consolidated Statements of Operations.

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

        Following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Years Ended March 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(196,673)	$42,557	$164,281
Net income from discontinued operations	495	2,893	6,508
Net loss on disposal of discontinued operations	—	(5,807)	—

Net income (loss)	$(196,178)	$39,643	$170,789

Denominator:
Weighted average shares outstanding—basic	102,573	99,403	103,427
Effect of dilutive securities:
Employee stock options and other	—	1,961	6,284

Weighted average shares and potentially dilutive common shares outstanding—diluted	102,573	101,364	109,711

Net income (loss) per share—basic:
Continuing operations	$(1.92)	$0.43	$1.59
Discontinued operations	$0.00	$(0.03)	$0.06
Net income (loss)	$(1.91)	$0.40	$1.65
Net income (loss) per share—diluted:
Continuing operations	$(1.92)	$0.42	$1.50
Discontinued operations	$0.00	$(0.03)	$0.06
Net income (loss)	$(1.91)	$0.39	$1.56

        For fiscal 2002, all outstanding options to purchase 17,723,000 shares of common stock and warrants to purchase 1,310,000 shares of common stock were excluded from the computation of diluted net loss per share because they were anti-dilutive, as the Company was in a net loss position. Options to purchase 13,540,000 and 563,000 shares of common stock were not included in the computation of diluted shares for fiscal 2001 and 2000, respectively, because the options' exercise prices were greater than the average market price of the common shares for the respective years. Warrants to purchase 1,160,000 shares of common stock were not included in the computation of diluted shares for fiscal 2001 and 2000 because they were anti-dilutive.

        The conversion of 5,326,000 and 16,327,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes and the 3% Convertible Subordinated Notes, respectively, were not included in the computation of net loss per share for fiscal 2002 because they were anti-dilutive, as the Company was in a net loss position. Additionally, the conversion of 4,448,000 shares of common stock related to the 4 3/4%

Convertible Subordinated Notes was not included in the computations of net income (loss) per share for fiscal 2001 and 2000, respectively, because they were anti-dilutive.

        During fiscal 2001 and 2000, the Company entered into several equity contracts pertaining to its own stock (Note 15). The impact of these equity contracts on earnings per share was immaterial. As of March 31, 2002 and 2001, the Company did not have outstanding equity contracts pertaining to its own stock.

Note 15. Stockholders' Equity

Employee Stock Purchase Plan

        The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 Employee Stock Purchase Plan ("ESPP"). Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the common stock at the beginning or ending of the offering period, whichever is lower. During fiscal 2001, the Company further amended the ESPP to extend the offering period from six months to twenty four months, beginning in August 2000. Purchases will continue to be made every six months. Under the ESPP, 532,000, 516,000 and 282,000 shares were issued during fiscal 2002, 2001 and 2000, respectively, representing approximately $5.1 million, $6.8 million and $6.1 million in employees' contributions, respectively.

Stock Option Plans—Employees

        2000 Nonstatutory Stock Option Plan:    During the third quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Nonstatutory Stock Option Plan and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Nonstatutory Stock Option Plan provides for granting of stock options to non-executive officer employees of the Company at prices equal to at least 100% of the fair market value at the date of grant. Stock options granted under this plan are for periods not to exceed ten years and generally become fully vested and exercisable over a two to four-year period. As of March 31, 2002, the Company had 251,095 shares available for future issuance under the 2000 Nonstatutory Stock Option Plan.

        1999 Stock Option Plan:    During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Option Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock, plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Option Plan as of the date of stockholder approval, plus (c) any shares returned to the 1990 Stock Option Plan as a result of termination of options under the 1990 Stock Option Plan after the date of stockholder approval of the 1999 Stock Option Plan. As of March 31, 2002, the Company had 8,638,198 shares available for future issuance under the 1999 Stock Option Plan.

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

        1990 Stock Option Plan:    The Company's 1990 Stock Option Plan allowed the Board of Directors to grant to employees, officers, and consultants incentive and nonstatutory options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights did not exceed ten years from the date of grant. The Company has issued all stock options under this plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period. In March 1999, the Company amended the 1990 Stock Option Plan to permit non-employee directors of the Company to participate in this plan. Upon stockholder approval of the 1999 Stock Option Plan, the 1990 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1990 Stock Option at March 31, 2002.

        DPT Stock Option Plan:    In connection with the acquisition of DPT in fiscal 2000 (Note 3), each outstanding stock option under the DPT Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.7133. As a result, outstanding options to purchase 1,130,525 shares of the Company's common stock were assumed. No further options may be granted under the DPT Stock Option Plan.

        Wild File Stock Option Plans:    In connection with the acquisition of Wild File, Inc. ("Wild File") in fiscal 2000, each outstanding stock option under the Wild File Stock Option Plans was converted to an option of the Company's common stock at a ratio of 0.0691. As a result, outstanding options to purchase 22,020 shares of the Company's common stock were assumed. No further options may be granted under the Wild File Stock Option Plans. All options outstanding under the Wild File Stock Option Plans were held by employees who have been terminated upon the spin-off of Roxio. Therefore, all options under the assumed Wild File Stock Option Plans have been exercised or cancelled by the end of the second quarter of fiscal 2002.

        Platys Stock Option Plan:    In connection with the acquisition of Platys in fiscal 2002 (Note 3), each outstanding stock option under the Platys Stock Option Plan was converted to an option of the Company's common stock at a ratio of 0.8028. As a result, outstanding options to purchase 2,336,037 shares of the Company's common stock were assumed. No further options may be granted under the Platys Stock Option Plan.

        Option activity under the employees' stock option plans was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 1999	14,001,225	17,783,869	$13.71
Authorized	1,000,000	—	—
Assumed	—	1,152,545	5.15
Granted	(5,472,427)	5,472,427	36.66
Exercised	—	(7,662,493)	13.41
Forfeited	—	(646,739)	4.73
Cancelled	2,441,230	(2,441,230)	20.72

Balance, March 31, 2000	11,970,028	13,658,379	21.52
Authorized	8,000,000	—	—
Granted	(13,041,956)	13,041,956	19.77
Exercised	—	(1,349,418)	11.17
Forfeited	—	(47,014)	5.12
Cancelled	5,889,232	(5,889,232)	22.14

Balance, March 31, 2001	12,817,304	19,414,671	20.56
Assumed	—	2,336,037	1.31
Granted	(8,868,805)	8,868,805	14.22
Exercised	—	(670,807)	5.45
Forfeited	—	(7,794,757)	23.64
Cancelled	4,940,794	(4,940,794)	24.28

Balance, March 31, 2002	8,889,293	17,213,155	12.91

Options exercisable at:
March 31, 2000		4,688,062	$15.60
March 31, 2001		6,921,820	20.12
March 31, 2002		8,564,958	13.35

        The following table summarizes information about the employees' stock option plans as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/02	Weighted Average Exercise Price
$00.00 - $10.00	2,182,096	7.3	$2.29	657,091	$3.44
$10.01 - $20.00	14,773,256	8.4	14.19	7,728,171	13.82
$20.01 - $30.00	162,913	5.6	25.07	107,666	24.77
$30.01 - $40.00	85,447	7.2	34.26	66,377	34.24
$40.01 - $50.00	1,100	7.5	40.06	687	40.06
$50.01 - $60.00	8,343	7.0	56.59	4,966	56.20

	17,213,155	8.2	12.91	8,564,958	13.35

Stock Option Exchange Program

        In May 2001, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until June 21, 2001 to make an election to cancel their outstanding stock options with exercise prices greater than $15.00 per share under the 2000 Nonstatutory Stock Option Plan, the 1999 Stock Plan and the 1990 Stock Plan, in exchange for an equal number of new nonqualified stock options to be granted under either the 2000 Nonstatutory Stock Option Plan or the 1999 Stock Option Plan. If an election to cancel was made, employees were required to cancel all stock options that were granted within the six-month period prior to June 21, 2001, regardless of the exercise prices of these stock options. The Program was not available to the Company's non-employee directors. Approximately 1,400 employees participated in the Program and cancelled stock options to purchase 7.6 million shares of the Company's common stock with exercise prices ranging between $8.87 and $59.13 per share. All cancelled stock options were retired from the pool of stock options available for grant. On December 27, 2001, the Board of Directors granted new stock options to purchase 7.0 million shares of the Company's common stock, each with an exercise price of $15.29. Due to employee attrition, new stock option grants were not made with respect to 0.6 million stock options subject to cancellation on June 21, 2001. The new stock options have a ten-year term, and at the time of grant were vested to the same degree that the cancelled stock options were vested. The unvested portion of the new stock options vest in equal installments on a quarterly basis over two years from the grant date.

Stock Option Plans—Directors

        The 2000 Director Option Plan:    During the second quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Director Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The 2000 Director Stock Option Plan provides for the automatic grant to non-employee directors of nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and expire ten years after the date of grant. On the last day of each fiscal year, each non-employee director receives a grant for 15,000 options which vest over a one-year period and expire ten years after the date of grant. As of March 31, 2002, the Company had 652,500 shares available for future issuance under the 2000 Director Option Plan.

        The 1990 Directors' Stock Option Plan:    The 1990 Directors' Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and, prior to March 31, 1997, expired five years after the date of grant. Prior to March 31, 1997, each director received a grant at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four-year period and expired five years after the date of grant. During fiscal 1997, the Company amended the 1990 Directors' Stock Option Plan such that all newly issued options expire ten years after the date of grant and all newly issued annual options vest over a one-year period. In fiscal 1999, the Company amended the 1990 Directors' Stock Option Plan to increase the annual grant to 15,000 options for the fiscal year ended March 31, 1999. Upon the approval of the 2000 Director Stock Option Plan, the 1990

Director Option Plan was terminated with respect to new grants. There were no shares available for option grants under the 1990 Directors' Stock Option Plan at March 31, 2002.

        Option activity under the directors' stock option plans was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 1999	1,150,000	600,000	$24.34
Granted	(120,000)	120,000	41.44
Exercised	—	(241,750)	20.36

Balance, March 31, 2000	1,030,000	478,250	30.64
Authorized	1,000,000	—	—
Granted	(90,000)	90,000	8.67
Exercised	—	(10,000)	11.00
Cancelled	228,250	(228,250)	25.30
Expired	(1,258,250)	—

Balance, March 31, 2001	910,000	330,000	28.94
Granted	(280,000)	280,000	13.70
Exercised	—	(7,500)	8.67
Forfeited	—	(70,000)	34.13
Cancelled	22,500	(22,500)	8.67

Balance, March 31, 2002	652,500	510,000	21.05

Options exercisable at:
March 31, 2000		315,750	$27.06
March 31, 2001		232,500	36.13
March 31, 2002		230,000	30.01

        The following table summarizes information about the directors' stock option plans as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/02	Weighted Average Exercise Price
$00.00 - $10.00	60,000	9.0	$8.67	60,000	$8.67
$10.01 - $20.00	280,000	9.8	13.70	—	—
$20.01 - $30.00	40,000	6.0	20.06	40,000	20.06
$30.01 - $40.00	30,000	5.0	37.25	30,000	37.25
$40.01 - $50.00	100,000	7.0	44.61	100,000	44.61

	510,000	8.6	21.05	230,000	30.01

Pro Forma Information

        Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its ESPP, employees' stock option plans, and directors' stock option plans, collectively called "options," under the fair value method as required by SFAS No. 123. The fair value of options granted in fiscal 2002, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	ESPP			Employees' Stock Option Plans			Directors' Stock Option Plans
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Expected life (in years)	0.5	0.5	0.6	4	4	5	5	5	5
Risk-free interest rate	1.7%	4.3%	6.4%	4.7%	4.6%	6.4%	4.9%	4.7%	6.4%
Volatility	81%	75%	62%	78%	75%	62%	77%	71%	62%
Dividend yield	—	—	—	—	—	—	—	—	—

        The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of fair value of its options. The weighted average estimated grant date fair value of shares issued under the ESPP during fiscal 2002, 2001 and 2000 was $5.17, $12.09 and $3.84 per share, respectively. The weighted average estimated grant date fair value of options granted under the employees' stock option plans during fiscal 2002, 2001 and 2000 was $8.86, $11.85 and $20.47 per share, respectively. The weighted average estimated grant date fair value of options granted under the directors' stock option plans during fiscal 2002, 2001 and 2000 was $8.84, $5.37 and $19.86 per share, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

	2002	2001	2000
	(in thousands, except per share amounts)
Pro forma net income (loss)	$(275,265)	$(55,829)	$84,670
Pro forma basic net income (loss) per share	(2.68)	(0.56)	0.82
Pro forma diluted net income (loss) per share	(2.68)	(0.56)	0.77

Rights Plan

        The Company has reserved 250,000 shares of Series A Preferred Stock for issuance under the 1996 Rights Agreement, which was amended and restated on February 1, 2001. Under this plan, stockholders have received one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The Rights trade automatically with shares of the Company's common stock. The Rights are not exercisable until ten days after a person or group announces acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer which would result in ownership by a person or group of 20% or more of the then outstanding common stock. If one of these events occurs, stockholders would be entitled to exercise their rights and receive one-thousandth of a share of Series A Preferred Stock for each Right they hold at an exercise price of $180.00 per right.

        The Company is entitled to redeem the Rights at $0.01 per Right anytime on or before the day following the occurrence of an acquisition or tender offer described in the preceding paragraph. This redemption period may be extended by the Company in some cases. If, prior to such redemption, the Company is acquired in a merger or other business combination, a party acquires 20% or more of the Company's common stock, a 20% stockholder engages in certain self-dealing transactions, or the Company sells 50% or more of its assets, then in lieu of receiving shares of Series A Preferred Stock for each Right held, stockholders would be entitled to exercise their Rights and receive from the surviving corporation, for an exercise price of $180.00 per right, common stock having a then current market value of $360.00.

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

Shares Reserved for Future Issuance

        As of March 31, 2002, the Company has reserved the following shares of authorized but unissued common stock:

ESPP	3,993,080
Employees' stock option plans	26,102,448
Directors' stock option plans	1,162,500
Outstanding warrants (Notes 16 & 17)	1,310,000
Conversion of 4 3/4% Notes (Note 7)	5,325,807
Conversion of 3% Notes (Note 7)	16,327,064

Total	54,220,899

        As a result of the Roxio spin-off (Note 2) and in accordance with the terms of the 4 3/4% Notes' Indenture, the conversion price of the 4 3/4% Notes was adjusted to $38.09.

Stock Repurchases

        During fiscal 1999 and 2000, the Company's Board of Directors approved three separate stock buy-back programs under which the Company could repurchase, in each program, up to $200.0 million of its common stock in the open market. During fiscal 2001 and 2000, the Company repurchased and retired 3,000,000 and 11,442,000 shares of its common stock for $71.1 million and $396.7 million, respectively, under the authorized stock buy-back programs. The transactions were recorded as reductions to common stock, additional paid-in-capital and retained earnings.

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

        In addition, in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, the Company entered into several equity contracts in which the Company sold put warrants and purchased call warrants. The put warrants potentially obligated the Company to buy back up to 2.5 million shares of its common stock at prices ranging from $23 to $46, whereas the call warrants gave the Company the right to buy back up to 1.5 million shares of its common stock at prices ranging from $27 to $44. The premiums on the purchase of the call warrants totaled $7.7 million and the premiums on the sale of the put warrants totaled $15.2 million. The net premiums received were used for general business purposes. The settlement terms included physical settlement, cash settlement or net-share settlement at the option of the Company. During fiscal 2001, the Company physically settled all of the equity contracts whereby the Company repurchased 2.5 million shares of its common stock at prices ranging from $23 to $46, resulting in total cash payments of $97.3 million. No equity contracts were outstanding as of March 31, 2002 or 2001.

Note 16. IBM ServeRAID Agreement

        In March 2002, we entered into a technology licensing agreement and a three-year product supply agreement with IBM. The licensing agreement grants us the right to use IBM's ServeRAID technology for our PCI RAID and external RAID products. Under the product supply agreement, we will supply RAID hardware and software to IBM for use in IBM's xSeries servers.

        In consideration, we paid a technology license fee to IBM of $26.0 million and issued a warrant to IBM to purchase 150,000 shares of our common stock at an exercise price $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The technology license fee, along with the value of the warrant, will be amortized ratably over a five year period beginning with the shipment of products to IBM, estimated to occur in the second quarter of fiscal 2003.

Note 17. Agilent Agreement

        In January 2000, the Company entered into a four-year Development and Marketing Agreement (the "Agreement") with Agilent to co-develop, market and sell fibre channel host bus adapters using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrants have a term of four years from the date of issuance and are immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The Company assumed a volatility rate of 65%, a risk-free interest rate of 6.4% and an estimated life of four years. The value of the warrants (the "Warrant Costs") was recorded as an intangible asset and was being amortized ratably over the term of the agreement.

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Company evaluated the recoverability of the Warrant Costs during the third quarter of fiscal 2001. Based on the assessment, the Company believed that the undiscounted estimated future cash flows generated by the sale of the Company's fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover any of the carrying value of the Warrant Costs. As such, the Company recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Warrant Costs as of December 31, 2000. The asset impairment charge was included in "Other charges" in the Consolidated Statement of Operations for fiscal 2001.

        Pursuant to the Agreement, the Company was to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The Agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. The Company estimated it would incur minimum royalty fees of $1.0 million in the first contract year and $2.0 million in the second contract year associated with sales of the Company's products incorporating the licensed technology. Therefore, the Company expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001. The expense was included in "Cost of revenues" in the Consolidated Statements of Operations for fiscal 2001 and 2000, and the corresponding liabilities were reflected in "Accrued liabilities" in the Consolidated Balance Sheets as of March 31, 2001 and 2000.

        In June 2001, the Company and Agilent mutually terminated the Agreement. As a result, the Company paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of March 31, 2001. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Consolidated Statement of Operations for fiscal 2002.

        As a result of the Roxio spin-off (Note 2), the Company declared a dividend of shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. Upon exercise of its warrants to purchase 1,160,000 shares of the Company's common stock, Agilent will be entitled to receive the dividend as if it was a stockholder of record on April 30, 2001. The Company has retained 190,936 shares of Roxio's common stock and will distribute these shares to Agilent in the event Agilent exercises its warrants. The termination of the Agreement does not affect these Agilent warrants.

Note 18. Income Taxes

        The components of income/(loss) from continuing operations before provision for income taxes were as follows:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Income Before Taxes:
Domestic	(208,681)	65,072	89,982
Foreign	19,521	49,722	147,374

	(189,160)	114,794	237,356

        The split of domestic and foreign income/(loss) was primarily impacted by asset impairment charges, amortization of goodwill and other intangibles, the write-off of in-process technology, deferred compensation and restructuring and other charges. These items reduced domestic income by $196.5 million, $64.8 million, and $27.6 million in fiscal 2002, 2001, and 2000, respectively, and reduced foreign income by $32.2 million, $35.9 million, and $16.3 million in fiscal 2002, 2001, and 2000, respectively.

        The components of the provision for income taxes were as follows:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Federal:
Current	(39,760)	72,062	44,735
Deferred	39,893	(13,995)	8,487

	133	58,067	53,222

Foreign:
Current	3,588	14,020	10,007
Deferred	292	2,931	1,170

	3,880	16,951	11,177

State:
Current	2,226	3,294	9,766
Deferred	1,274	(6,075)	(1,090)

	3,500	(2,781)	8,676

Provision for Income Taxes	7,513	72,237	73,075

        The tax benefit associated with dispositions from employees' stock plans reduced taxes currently payable by $5.0 million, $55.4 million, and $28.3 million in fiscal 2002, 2001, and 2000, respectively. These tax benefits were recorded directly to stockholders' equity.

        Significant components of the Company's deferred tax assets and liabilities were as follows:

	Years Ended March 31,
	2002	2001
	(in thousands)
Intangible Technology	$31,093	$8,569
Compensatory accruals	9,370	9,353
Research and development tax credits	5,912	5,850
Fixed assets accrual	3,931	428
Other expense accruals	2,161	6,053
Royalty accruals	1,431	7,033
Inventory reserves	1,379	3,428
Intercompany profit adjustment	1,239	7,942
Accrued returned materials	1,056	3,348
Uniform capitalization adjustment	868	691
Contributions	484	—
State taxes	362	1,168
Allowance for doubtful accounts	277	426
Foreign tax credit	—	15,209
Restructuring charges	—	987
Other, net	622	515

Gross deferred tax assets	60,185	71,000
Less: Deferred tax liabilities
Unrealized gain on investments	(1,828)	(2,811)
Acquisition-related charge	(6,641)	—

Gross deferred tax liabilities	(8,469)	(2,811)
Valuation allowance	(25,004)	—

Net deferred tax asset	$26,712	$68,189

        The Company's effective tax rate differed from the federal statutory tax rate as follows:

	Years Ended March 31,
	2002	2001	2000
Federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	1.5%	(0.7)%	2.3%
Foreign subsidiary income at other than the U.S tax rate	4.0%	6.9%	(9.9)%
Tax exempt interest income, net	—	—	(1.4)%
Change in valuation allowance	13.2%	—	—
Acquisition write-offs	20.6%	19.3%	3.2%
Restructuring charges	1.6%	2.9%	—
Other	(1.9)%	(0.5)	1.6%

Effective income tax rate	4.0%	62.9%	30.8%

        In fiscal 2002, the Company recorded a tax provision of $7.5 million because it did not derive a tax benefit from its net loss primarily due to the recording of a valuation allowance against certain asset impairment charges and the write-off of acquisition expenses not deductible for tax purposes. In fiscal 2001, the tax rate was impacted by asset impairment charges, amortization of goodwill and other intangibles, and the write-off of acquired in-process technology in excess of amounts deductible for tax purposes. The Company's subsidiary in Singapore is currently operating under a tax holiday. If certain conditions are met, the tax holiday provides that profits derived from certain products will be exempt from Singapore tax through fiscal 2005. As of March 31, 2002, the Company had not accrued income taxes on $673.4 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings are expected to be reinvested indefinitely.

        The Company's tax related liabilities were $62.8 million and $95.6 million at March 31, 2002 and 2001, respectively. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Japan, Germany and Belgium. The amount of the liability was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

Note 19. Commitments and Contingencies

        The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2025. As of March 31, 2002, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

Fiscal Year:	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
2003	$7,923	$2,915
2004	6,573	2,926
2005	6,149	2,554
2006	4,966	1,700
2007	4,608	956
2008 and thereafter	5,344	527

Total	$35,563	$11,578

        Net rent expense was approximately $3.0 million, $3.1 million and $1.3 million during fiscal 2002, 2001 and 2000, respectively.

        In 1998, a class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. In March 2002, the plaintiffs voluntarily dismissed their claim without any recovery or settlement, and this case is now concluded.

        In December 1999, the Company purchased DPT and as part of the purchase agreement, $18.5 million of the purchase price was held back, (the "Holdback Amount") from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection to the Company's claim. Under the terms of the purchase agreement, the Company's claim has been submitted to arbitration. While the Company believes that its claims are meritorious, the Company cannot predict with certainty how the matter will be resolved.

        On June 27, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. The Company believes it has meritorious defenses against all deficiencies asserted in these statutory notices. In December 2001, the Company's 1994 through 1996 tax audits were resolved and settlement agreements filed with the U.S. Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. Only procedural matters remain to complete the tax audit for these years. The outcome did not have a material effect on the Company's financial position or results of operations, as sufficient tax provision had been made. In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1998 and 1999. The Company believes sufficient taxes have been provided in all prior years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

        The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

Note 20. Segment, Geographic and Significant Customer Information

Segment Information

        The Company operates in three reportable segments: Storage Solutions Group ("SSG"), Desktop Solutions Group ("DSG") and Storage Networking Group ("SNG").

        Storage Solutions Group ("SSG"):    SSG's interface products enable the movement, storage and protection of data across a range of server platforms, direct attached storage servers, SAN based servers, NAS devices and storage subsystems. These products bring Host I/O, including SCSI, technology and RAID solutions to storage applications.

        Desktop Solutions Group ("DSG"):    DSG provides high-performance I/O, connectivity solutions for personal computing platforms, including notebook and desktop computers and consumer electronic devices. These products provide USB 2.0, FireWire /1394 and SCSI connectivity.

        Storage Networking Group ("SNG"):    SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. These products incorporate iSCSI, TCP/IP offload engine ("TOE") functionality, fibre channel and multi-port ethernet technologies. We are currently providing evaluation units of iSCSI and TOE products to OEM customers for integration and testing.

        Other revenues and expenses:    This includes unallocated corporate expenses, such as patent settlement fee, write-off of acquired in-process technology, restructuring charges, other charges, interest and other income, interest expense. For fiscal 2000, other revenues include revenues related to business lines divested in fiscal 1999, including external storage, satellite networking and fibre channel. Although these business lines were divested, the Company continues to hold a minority interest in Chaparral and BroadLogic, the companies which acquired the external storage and satellite networking business lines, respectively.

        Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately identify assets or depreciation by operating segments nor are the segments evaluated under these criteria.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Fiscal 2002:
Net revenues	$341,876	$64,160	$12,713	$—	$418,749
Segment income (loss)	(74,930)	4,047	(70,972)	(47,305)	(189,160)
Fiscal 2001:
Net revenues	$458,374	$88,848	$31,090	$—	$578,312
Segment income (loss)	21,171	14,131	(55,805)	135,297	114,794
Fiscal 2000:
Net revenues	$543,552	$156,369	$25,300	$3,950	$729,171
Segment income (loss)	187,186	56,916	318	(7,064)	237,356

        The following table presents the details of other expenses:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Unallocated corporate expenses, net	$2,974	$(2,030)	$(16,503)
Patent settlement fee	—	3,626	(9,325)
Write-off of acquired in-process technology	(53,370)	—	(16,739)
Restructuring charges	(9,965)	(9,904)	—
Other charges	(8,600)	—	—
Interest and other income	35,043	155,457	47,080
Interest expense	(13,387)	(11,852)	(11,577)

Total	$(47,305)	$135,297	$(7,064)

Geographic Information

        The following table presents net revenues by countries based on the location of the selling entities:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
United States	$194,008	$286,108	$349,996
Singapore	224,705	291,994	378,663
Other countries	36	210	512

Total	$418,749	$578,312	$729,171

        The following table presents net property and equipment by countries based on the location of the assets:

	March 31,
	2002	2001
	(in thousands)
United States	$74,209	$81,423
Singapore	19,379	25,188
Other countries	1,245	1,023

Total	$94,833	$107,634

Significant Customer Information

        One customer accounted for 17% of gross accounts receivable as of March 31, 2002 and two customers accounted for 22% and 15% of gross accounts receivable at March 31, 2001. In fiscal 2002, two customers accounted for 15% and 11% of total net revenues. In fiscal 2001, one customer accounted for 13% of total net revenues. In fiscal 2000, two customers each accounted for 12% of total net revenues.

Note 21. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Interest paid	$12,377	$11,257	$10,969
Income taxes paid	6,214	45,268	21,940
Income tax refund received	17,514	48	—

Note 22. Comparative Quarterly Financial Data (unaudited)

        Summarized quarterly financial data is presented below.

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2002:
Net revenues	$110,183	$95,305	$105,181	$108,080	$418,749
Gross profit	51,931	46,474	57,380	59,934	215,719
Net loss from continuing operations	(18,503)	(62,863)	(34,133)	(81,174)	(196,673)
Net income from discontinued operations	495	—	—	—	495
Net loss	(18,008)	(62,863)	(34,133)	(81,174)	(196,178)
Net income (loss) per share:
Basic:
Continuing operations	$(0.19)	$(0.62)	$(0.33)	$(0.77)	$(1.92)
Discontinued operations	$0.00	$—	$—	$—	$0.00
Net loss	$(0.18)	$(0.62)	$(0.33)	$(0.77)	$(1.91)
Diluted:
Continuing operations	$(0.19)	$(0.62)	$(0.33)	$(0.77)	$(1.92)
Discontinued operations	$0.00	$—	$—	$—	$0.00
Net loss	$(0.18)	$(0.62)	$(0.33)	$(0.77)	$(1.91)
Shares used in computing net loss per share:
Basic	99,090	100,895	104,768	105,540	102,573
Diluted	99,090	100,895	104,768	105,540	102,573
Fiscal 2001:
Net revenues	$153,334	$155,214	$159,654	$110,110	$578,312
Gross profit	88,825	88,860	74,780	53,960	306,425
Net income (loss) from continuing operations	19,901	59,573	(16,390)	(20,527)	42,557
Net income (loss) from discontinued operations	1,747	(134)	(503)	1,783	2,893
Net loss on disposal of discontinued
operations	—	—	—	(5,807)	(5,807)
Net income (loss)	21,648	59,439	(16,893)	(24,551)	39,643
Net income (loss) per share:
Basic:
Continuing operations	$0.20	$0.60	$(0.17)	$(0.21)	$0.43
Discontinued operations	$0.02	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Net income (loss)	$0.22	$0.60	$(0.18)	$(0.25)	$0.40
Diluted:
Continuing operations	$0.19	$0.58	$(0.17)	$(0.21)	$0.42
Discontinued operations	$0.02	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Net income (loss)	$0.21	$0.58	$(0.18)	$(0.25)	$0.39
Shares used in computing net income (loss)
per share:
Basic	100,805	99,084	98,892	98,830	99,403
Diluted	105,480	105,962	98,892	98,830	101,364

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 46 present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2002

INDEX TO EXHIBITS

Exhibit Number	Description	Notes
2.01	Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.02	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	15
2.03	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.04	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.05	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.06	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	15
2.07	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.08	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.09	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.10	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.11	Real Estate Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.12	Manufacturing Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.13	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	15
2.14	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.15	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	16
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02	Bylaws of Registrant, as amended on February 7, 2002.	18
4.01	Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	10
4.02	First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03	Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	14
4.04	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	19
4.05	Form of 3% Convertible Subordinated Note.	19
4.06	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	19
4.07	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	19
4.08	Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	18

10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.04	†	1990 Stock Plan, as amended.	14
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	14
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	11
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.16	**	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.17	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.18		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.19		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
10.20		License Agreement between International Business Machines Corporation and the Registrant.	7
10.21		Amendment to License Agreement between International Business Machines Corporation and the Registrant.
10.22		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.
21.01		Subsidiaries of Registrant.
23.01		Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.01		Power of Attorney (See Page 52).

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

(8)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

(9)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(13)
Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report Form 8-K as filed January 6, 2000.

(14)
Incorporated by reference to Exhibits 99.(D)1, 99.(D)2 and 99.(D)3 to the Registrant's Tender Offer Statement on Schedule TO filed on May 22, 2001.

(15)
Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)
Incorporated by reference to exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2001.

(17)
Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(18)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 12, 2002.

(19)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 3, 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

**
Confidential treatment has been requested for portions of this agreement.

QuickLinks

Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
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