Form 10-Q
period 2002-06-30
ADAPTEC INC
filed 2002-08-12
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒    No ☐

        The number of shares outstvanding of Adaptec's common stock as of August 1, 2002 was 106,554,897.

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands, except per share amounts)
Net revenues	$107,846	$110,183
Cost of revenues	47,284	58,252

Gross profit	60,562	51,931

Operating expenses:
Research and development	31,216	26,241
Selling, marketing and administrative	24,410	26,370
Amortization of goodwill and acquisition-related intangibles	3,744	13,579
Restructuring charges	—	6,912
Other charges	—	4,092

Total operating expenses	59,370	77,194

Income (loss) from operations	1,192	(25,263)
Interest and other income	9,192	10,548
Interest expense	(5,174)	(3,013)

Income (loss) from continuing operations before provision for income taxes	5,210	(17,728)
Provision for income taxes	2,656	775

Net income (loss) from continuing operations	2,554	(18,503)
Net income from discontinued operations, net	—	495

Net income (loss)	$2,554	$(18,008)

Net income (loss) per share:
Basic:
Continuing operations	$0.02	$(0.19)
Discontinued operations	$—	$0.00
Net income (loss)	$0.02	$(0.18)
Diluted:
Continuing operations	$0.02	$(0.19)
Discontinued operations	$—	$0.00
Net income (loss)	$0.02	$(0.18)
Shares used in computing net income (loss) per share:
Basic	105,979	99,090
Diluted	108,175	99,090

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	March 31, 2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$185,934	$331,324
Marketable securities	588,811	472,335
Restricted marketable securities	7,454	7,387
Accounts receivable, net	53,194	44,790
Inventories	27,216	30,172
Deferred income taxes	27,415	26,442
Prepaid expenses	18,451	19,301
Other current assets	16,824	18,964

Total current assets	925,299	950,715
Property and equipment, net	91,049	94,833
Restricted marketable securities, less current portion	14,219	13,825
Goodwill	53,872	45,684
Intangibles	29,573	41,504
Other long-term assets	58,672	61,400

Total assets	$1,172,684	$1,207,961

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,222	$18,458
Accrued liabilities	137,318	134,947

Total current liabilities	159,540	153,405

4 3/4% Convertible Subordinated Notes	155,494	202,860
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	2,835	4,765
Contingencies (Note 10)
Stockholders' equity:
Preferred Stock	—	—
Common stock	107	106
Additional paid-in capital	171,662	171,374
Deferred stock-based compensation	(16,746)	(21,131)
Accumulated other comprehensive income, net of tax	3,399	2,743
Retained earnings	446,393	443,839

Total stockholders' equity	604,815	596,931

Total liabilities and stockholders' equity	$1,172,684	$1,207,961

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Net Cash Provided by (Used for) Operating Activities	$17,578	$(13,049)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,872)	(3,838)
Purchases of marketable securities	(225,323)	(118,467)
Sales of marketable securities	91,317	116,895
Maturities of marketable securities	18,000	30,318

Net Cash Provided by (Used for) Investing Activities	(118,878)	24,908

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,849	261
Repurchases of long-term debt	(45,939)	—

Net Cash Provided by (Used for) Financing Activities	(44,090)	261

Net Cash Used by Discontinued Operations	—	(30,703)

Net Decrease in Cash and Cash Equivalents	(145,390)	(18,583)
Cash and Cash Equivalents at Beginning of Period	331,324	207,644

Cash and Cash Equivalents at End of Period	$185,934	$189,061

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2002 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 3,12 and 13, necessary to provide a fair statement of the results for the interim periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The first quarters of fiscal 2003 and fiscal 2002 ended June 28, 2002 and June 29, 2001, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off the Software segment, Roxio, Inc., ("Roxio") into a fully independent and separate company. The Company effected the spin-off after the close of business on May 11, 2001 by issuing a dividend of Roxio common stock to the Company's stockholders of record as of April 30, 2001. As a result of the spin-off, the Company's historical condensed consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements (referred to hereafter as Notes) relate to the discussion of the Company's continuing operations.

        The Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in January 2002. As a result, certain consideration paid to distributors is now classified as a revenue offset rather than as operating expense. Prior period financial statements have been reclassified to conform to this presentation.

2. Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company elected to adopt SFAS No. 145 effective fiscal 2002, and as a result, for the first quarter of fiscal 2003, gain on extinguishment of debt of $1.1 million (net of unamortized debt issuance costs of $0.3 million) has been included in "Interest and Other Income".

3. Business Combination

        In August 2001, the Company purchased Platys Communications, Inc. ("Platys"), a developer of Internet Protocol ("IP") storage solutions. The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS 142. The results of operations of Platys were included in the Company's Condensed Consolidated Statements of Operations for the first quarter of fiscal 2003. If the Company had acquired Platys at the beginning of the first quarter of fiscal 2002, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

Three-Month Period Ended June 30, 2001
(in thousands, except for per share amounts)
Net revenues	$110,293
Net income (loss)	(21,593)
Net loss per share:
Basic	$(0.21)
Diluted	$(0.21)

4. Balance Sheets Details

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of net inventories were as follows:

	June 30, 2002	March 31, 2002
	(in thousands)
Raw materials	$13,900	$8,760
Work-in-process	5,593	4,088
Finished goods	7,723	17,324

Total	$27,216	$30,172

The components of accrued liabilities were as follows:

	June 30, 2002	March 31, 2002
	(in thousands)
Tax related	$65,740	$62,798
Acquisition related	34,140	33,793
Accrued compensation and related taxes	21,280	23,361
Sales and marketing related	1,538	1,964
Other	14,620	13,031

Total	$137,318	$134,947

5. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit has a term, as amended, through September 2002 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the LIBOR. In addition, the Company is charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of June 30, 2002, the Company was in compliance with all such covenants. No borrowings were outstanding under the line of credit as of June 30, 2002.

6. Long-Term Liability

        In the first quarter of fiscal 2003, the Company repurchased 4 3/4% Convertible Subordinated Notes with a book value of $47.4 million for an aggregate price of $46.0 million, resulting in a gain on extinguishment of debt of $1.1 million (net of unamortized debt issuance costs of $0.3 million). The Company elected to adopt SFAS No. 145 effective fiscal 2002, and as a result, gain on extinguishment of debt has been included in "Interest and Other Income" (Note 11).

7. Accounting Change

        Effective the beginning of the first quarter of 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to annual impairment tests, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of June 30, 2002, no impairment of goodwill and intangible assets has been recognized. The Company plans to conclude its initial impairment analysis before the end of the second quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        Upon adoption of SFAS 142, distribution network, acquired employees and OEM relationships no longer meet the definition of identifiable intangible assets. As a result, the net balance of $8.2 million has been reclassified to goodwill (Note 8).

        The following table discloses the effect on net income (loss) and basic and diluted earnings (loss) per share as if the Company accounted for its goodwill under SFAS 142 for the three-month period ended June 30, 2001:

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands, except per share amounts)
Reported net income (loss)	$2,554	$(18,008)
Add: Amortization of goodwill, distribution network, acquired employees and OEM relationships, net of tax	—	9,983

Adjusted net income (loss)	$2,554	$(8,025)

Basic net income (loss) per share:
Reported net income (loss) per share	$0.02	$(0.18)
Add: Amortization of goodwill, net of tax	$—	$0.10
Adjusted net income (loss) per share	$0.02	$(0.08)
Diluted net income (loss) per share:
Reported net income (loss) per share	$0.02	$(0.18)
Add: Amortization of goodwill, net of tax	$—	$0.10
Adjusted net income (loss) per share	$0.02	$(0.08)

8. Goodwill

        Goodwill by operating segment is as follows:

	June 30, 2002	March 31, 2002
	(in thousands)
Segments:
SSG	$8,187	$—
DSG	—	—
SNG	45,684	45,684
Other	—	—

Total	$53,871	$45,684

        During the first quarter of fiscal 2003, no goodwill was acquired, impaired or written off.

9. Intangible Assets

        All intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from 3-5 years. The components of intangible assets are as follows:

	June 30, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$53,654	$(27,454)	$53,654	$(24,099)
Covenants-not-to-compete	4,670	(1,297)	4,670	(908)
Distribution network	—	—	8,849	(5,280)
Acquired employees	—	—	6,507	(3,882)
OEM relationships	—	—	4,943	(2,950)

Subtotal	58,324	(28,751)	78,623	(37,119)
Intellectual property assets	42,192	(10,084)	42,192	(9,794)

Total	$100,516	$(38,835)	$120,815	$(46,913)

        Intellectual property assets are classified with other current assets and other long-term assets on the balance sheet. Amortization of acquisition-related intangible assets was $3.7 million and $4.3 million in the first quarters of fiscal 2003 and fiscal 2002, respectively. Amortization of intellectual property assets was $0.3 million in the first quarters of fiscal 2003 and fiscal 2002. During the first quarter of 2003, no intangibles were acquired, impaired or written off. Based on intangibles recorded at June 30, 2002, the annual amortization expense is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangibles	Intellectual property assets
	(in thousands)
Fiscal Years:
2003 (remaining nine months)	$11,228	$4,246
2004	12,372	6,561
2005	4,407	6,438
2006	1,566	6,316
2007	—	6,316

Total	$29,573	$29,877

10. Contingencies

        In December 1999, the Company purchased Distributed Processing Technology Corp. ("DPT") and as part of the purchase agreement, $18.5 million of the purchase price was held back, (the "Holdback Amount") from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to us. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection to the Company's claim. Under the terms of the purchase agreement, the Company's claim has been submitted to arbitration. While the Company believes that its claims are meritorious, the Company cannot predict with certainty how the matter will be resolved.

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

11. Statements of Operations

        The components of interest and other income were as follows:

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Interest income	$8,092	$10,548
Gain on extinguishment of debt	1,100	—

Total	$9,192	$10,548

12. Restructuring Charges

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

        The following table sets forth an analysis of the components of the fiscal 2002 fourth quarter restructuring charge and the payments made against the reserve through June 30, 2002:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$2,723	$—	$—	$2,723
Accrued lease costs	—	—	425	425
Property and equipment write-off	—	220	—	220
Other charges	—	—	465	465

Total	2,723	220	890	3,833
Cash paid	(324)	—	—	(324)
Non-cash charges	—	(220)	—	(220)

Reserve balance at March 31, 2002	2,399	—	890	3,289
Cash paid	(1,656)	—	(103)	(1,759)

Reserve balance at June 30, 2002	$743	$—	$787	$1,530

        The Company anticipates that the remaining restructuring reserve balance of $1.5 million will be substantially paid out by the end of fiscal 2003.

        First Quarter of Fiscal 2002 Restructuring Plan:   In response to the economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The Company recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        The following table sets forth an analysis of the components of the fiscal 2002 first quarter restructuring charge and the provision adjustment and payments made against the reserve through June 30, 2002:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Provision adjustment	(387)	—	—	(387)
Cash paid	(4,787)	—	(40)	(4,827)
Non-cash charges	—	(811)	—	(811)

Reserve balance at March 31, 2002	—	—	204	204
Cash paid	—	—	(116)	(116)

Reserve balance at June 30, 2002	$—	$—	$88	$88

        The Company anticipates that the remaining restructuring reserve balance of $0.1 million will be substantially paid out by the second quarter of fiscal 2003.

        Fourth Quarter of Fiscal 2001 Restructuring Plan:   In response to the economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. The Company also eliminated approximately 175 open positions as a result of the restructuring. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

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

        The following table sets forth an analysis of the components of the restructuring charge recorded in fiscal 2001 and the provision adjustment and payments made against the reserve through June 30, 2002:

Fiscal 2001	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(680)	464	506	290
Cash paid	(3,139)	—	(1,359)	(4,498)
Non-cash charges	—	(464)	—	(464)

Reserve balance at March 31, 2002	—	—	751	751
Cash paid	—	—	(191)	(191)

Reserve balance at June 30, 2002	$—	$—	$560	$560

        The Company anticipates that the remaining restructuring reserve balance of $0.6 million will be substantially paid out by the second quarter of fiscal 2003.

13. Other Charges

        Other charges consist of asset impairment charges. The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include subsequent "down" financing rounds, decreases in quoted market price and declines in operations of the issuer. In the first quarter of 2002, the Company recorded an impairment charge of $4.1 million related to a decline in the values of a minority investment deemed to be other than temporary.

14. Income Taxes

        Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. In the first quarter of fiscal 2003, the Company recorded an income tax provision of $2.7 million on pretax income of $5.2 million, resulting in an effective income tax rate of approximately 51%. Our effective income tax rate for the first quarter of 2003 is higher than the combined U.S. Federal and state statutory income tax rate of 40%, primarily due to amortization of acquisition related intangibles that are not fully deductible for tax purposes. However, our overall effective income tax rate was moderated by a tax holiday in Singapore relating to income earned on certain products.

15. Net Income (Loss) Per Share

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

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands, except per share amounts)
Numerators:
Net income (loss) from continuing operations	$2,554	$(18,503)
Net income from discontinued operations	—	495

Net income (loss)	$2,554	$(18,008)

Denominators:
Weighted average shares outstanding—basic	105,979	99,090
Effect of dilutive securities:
Employee stock options and other	2,196	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	108,175	99,090

Basic net income (loss) per share:
Continuing operations	$0.02	$(0.19)
Discontinued operations	$—	$0.00
Net Income (loss)	$0.02	$(0.18)
Diluted net income (loss) per share:
Continuing operations	$0.02	$(0.19)
Discontinued operations	$—	$0.00
Net Income (loss)	$0.02	$(0.18)

        Outstanding employee stock options to purchase 12,631,000 shares of common stock were not included in the computation of diluted net income per share for the first quarter of fiscal 2003 because the options' exercise prices were greater than the average market price of the Company's common stock for the quarter. Outstanding employee stock options to purchase 9,238,000 shares of common stock were not included in the computation of diluted net loss per share for the first quarter of fiscal 2002 because they were anti-dilutive, as the Company was in a net loss position.

        Warrants to purchase 1,310,000 shares of common stock were not included in the computation of diluted shares for the first quarter of fiscal 2003 because they were anti-dilutive as their exercise prices were greater than the average market price of the Company's common stock for the quarter. Warrants to purchase 1,160,000 shares of common stock were not included in the computation of diluted shares for the first quarter of fiscal 2002 because they were anti-dilutive as the Company was in a net loss position.

        The conversion of 4,082,279 and 16,327,064 shares of common stock related to the 4 3/4% and 3% Convertible Subordinated Notes, respectively, were not included in the computation of net income per share for the first quarter of fiscal 2003 because they were anti-dilutive. The conversion of 6,033,000 shares of common stock related to the 4 3/4% Convertible Subordinated Notes were not included in the computation of net loss per share for the first quarter of fiscal 2002 because they were anti-dilutive, as the Company was in a net loss position.

16. Comprehensive Income (Loss)

        The Company's comprehensive income (loss) consisted of net income (loss) and the changes in net unrealized gains on available-for-sale securities, net of income taxes.

The components of comprehensive income (loss), net of income taxes, were as follows:

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Net income (loss)	$2,554	$(18,008)
Increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes	656	(341)

Total	$3,210	$(18,349)

        Accumulated other comprehensive income presented in the accompanying Condensed Consolidated Balance Sheets represents the net unrealized gains on available-for-sale securities, net of income taxes. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

17. Segment Reporting

        The Company operates in three reportable segments: Storage Solutions Group ("SSG"), Desktop Solutions Group ("DSG") and Storage Networking Group ("SNG").

          Storage Solutions Group ("SSG"):    SSG's interface products enable the movement, storage and protection of data across a range of server platforms, direct attached storage servers, storage area network based servers, network attached storage devices and storage subsystems. These products bring Host Input/Output ("I/O"), including small computer system interface ("SCSI"), technology and redundant array of independent disks ("RAID") solutions to storage applications.

          Desktop Solutions Group ("DSG"):    DSG provides high-performance I/O, connectivity solutions for personal computing platforms, including notebook and desktop computers and consumer electronic devices. These products provide USB 2.0, FireWire/1394, hubs and SCSI connectivity.

          Storage Networking Group ("SNG"):    SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. These products incorporate Internet Protocol SCSI ("iSCSI"), TCP/IP offload engine ("TOE") functionality, fibre channel and multi-port ethernet technologies. We are currently providing evaluation units of iSCSI and TOE products to OEM customers for integration and testing.

          Other revenues and expenses:    This includes unallocated corporate expenses, restructuring charges, other charges, interest and other income, and interest expense.

          Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately identify assets or depreciation by operating segments nor are the segments evaluated under these criteria.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Three Month Period Ended June 30, 2002:
Net revenues	$87,774	$16,344	$3,728	$—	$107,846
Segment income (loss)	17,223	547	(16,875)	4,315	5,210
Three Month Period Ended June 30, 2001:
Net revenues	$88,219	$18,806	$3,158	$—	$110,183
Segment income (loss)	(7,863)	2,096	(9,014)	(2,947)	(17,728)

        The following table presents the details of other expenses:

	Three Month Period Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Unallocated corporate expenses, net	$297	$522
Restructuring charges	—	(6,912)
Other charges	—	(4,092)
Interest and other income	9,192	10,548
Interest expense	(5,174)	(3,013)

Total	$4,315	$(2,947)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, prospective investors should consider carefully these factors in addition to the other information set forth in this document.

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2002.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., into a fully independent and separate company in the first quarter of fiscal 2002. Unless otherwise indicated, the Management's Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of Roxio common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants by Agilent to purchase shares of our common stock under our development and marketing agreement with them. The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represents the initial long-term funding we contributed to Roxio at the date of distribution.

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

        Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain, human resources administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services. Our fees for providing these services were typically the cost of providing the services, plus five percent. These transitional service arrangements generally had a term of one year following the legal separation other than a five-year facility lease for Roxio's corporate headquarters. Effective May 2002, Roxio vacated the facilities leased to them pursuant to an early termination right in the lease and occupancy license agreement. As of June 30, 2002, we no longer provided such transitional services to Roxio other than certain technical support functions.

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

Results of Operations

        The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three Month Period Ended
	June 30, 2002	June 30, 2001
Net revenues(1)	100%	100%
Cost of revenues	44	53

Gross margin	56	47

Operating expenses:
Research and development	29	24
Selling, marketing and administrative(1)	23	24
Amortization of goodwill and acquisition-related intangibles	3	12
Restructuring charges	—	6
Other charges	—	4

Total operating expenses	55	70

Income (loss) from operations	1	(23)
Interest and other income	9	10
Interest expense	(5)	(3)

Income (loss) from continuing operations before provision for income taxes	5	(16)
Provision for income taxes	3	1

Net income (loss) from continuing operations	2	(17)
Net income from discontinued operations	—	1

Net income (loss)	2%	(16)%

Notes:

(1)
We adopted EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in January 2002. As a result, certain consideration paid to distributors has been classified as a revenue offset rather than as operating expense. Prior period financial statements have been reclassified to conform to this presentation.

        Business Segments. Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, and Storage Networking Group or SNG. See "Item 1. Business" in Part I of our Annual Report on Form 10-K for the year ended March 31, 2002 and Note 17 to Notes to Condensed Consolidated Financial Statements included herein, for a detailed discussion of our reportable business segments.

        Net Revenues. Net revenues were $107.8 million for the first quarter of fiscal 2003, a decrease of 2% from net revenues of $110.2 million for the first quarter of fiscal 2002.

        Net revenues for the first quarter of fiscal 2003, were comprised of $87.8 million from the SSG segment, a decrease of 1% from the first quarter of fiscal 2002, $16.3 million from the DSG segment, a decrease of 13% from the first quarter of fiscal 2002, and $3.7 million from the SNG segment, an increase of 18% from the first quarter of fiscal 2002. Distributor-owned inventories increased by approximately 31% in the first quarter of fiscal 2003 over the fourth quarter of fiscal 2002 as we increased shipments to distributors at the end of first quarter of 2003 to reduce the risk of stock-outs during our plant shutdown in the first week of July 2002. In addition, we commenced volume shipments of our external storage products during the quarter to fulfill estimated demand. Distributor-owned inventories decreased by approximately 10% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

        Net revenues from the SSG segment decreased slightly for the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002, primarily due to the industry-wide slowdown in capital spending that resulted in reduced demand for servers and storage systems. These inventory pressures negatively affected sales of our RAID and SCSI products. However, the decline in demand for our RAID and SCSI products was partially offset by an increase in revenues from our external storage products. We are beginning the transition from our Ultra 160 family of products, the major product family of our SSG segment, to our new family of Ultra 320 products. We expect that this transition will occur over a period of several quarters. As a result of this transition, we expect to see a shift in our product mix towards sales of a greater portion of RAID products as compared to host I/O products, as had been the case in the Ultra 160 line of products. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in achieving design wins for, and ultimately selling, our Ultra 320 products to our current, and to new customers.

        Net revenues from the DSG segment decreased for the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002, primarily due to lower sales in Europe and Asia. In addition, the continued decline in the demand for SCSI-based desktop computer solutions resulting from the penetration of other lower cost solutions contributed to lower revenues from these products. However, the decline in net revenues for SCSI-based desktop computer solutions was partially offset by sales of our USB2.0 host-bus adapters and FireWire/1394 solutions.

        Net revenues from the SNG segment increased for first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002, primarily as a result of increased sales of our network interface cards, or NICs.

        Gross Margin. As a percentage of net revenues, gross margin was 56% for the first quarter of fiscal 2003 compared to 47% for the first quarter of fiscal 2002. Gross margins improved in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to cost reductions resulting from the restructuring activities which took place in fiscal 2002. In addition, gross margin for the first quarter of fiscal 2002 was unfavorably impacted by excess inventory charges primarily due to customers delaying shipments or canceling orders as a result of the slowdown in their capital expenditures. We also recorded $1.6 million in minimum royalty fees payable to Agilent in the first quarter of fiscal 2002 in connection with the termination of our development and marketing agreement with them. Our RAID products generally carry lower margins than our host I/O products, and to the extent that revenues from our RAID products increase relative to revenues from our host I/O products, we would expect our margins to be impacted accordingly.

        Research and Development Expenses. Research and development expense was $31.2 million for the first quarter of fiscal 2003 compared to $26.2 million for the first quarter of fiscal 2002. As a percentage of net revenues, research and development expense was 29% in the first quarter of 2003 compared to 24% in the same period of 2002. The increase in research and development expense was due to $2.8 million of deferred compensation charges in association with our acquisition of Platys in the second quarter of fiscal 2002, our continued investment in Internet Protocol SCSI, or iSCSI, technology and expenses associated with the ServeRAID agreement entered into with International Business Machines, or IBM, in the fourth quarter of fiscal 2002. Excluding the deferred compensation charges, research and development expenses as a percentage of net revenues were 26% for the current period. Our investment in research and development primarily focuses on developing new products for the Internet Protocol, or IP, storage, RAID, SCSI and desktop computer markets.

        Selling, marketing and administrative expenses. Selling, marketing and administrative expense was $24.4 million for the first quarter of fiscal 2003 compared to $26.4 million for the first quarter of fiscal 2002. As a percentage of net revenues, selling, marketing and administrative expense was 23% in the first quarter of 2003 compared to 24% in the same period of 2002. Selling, marketing and administrative expense for the first quarter of fiscal 2003 included $1.1 million of deferred compensation charges in connection with our acquisition of Platys. Excluding the deferred compensation charges, selling, marketing and administrative spending as a percentage of net revenues were 22% for the current period, the decrease being primarily attributable to the reductions of our workforce and our marketing programs as a result of the restructuring plans implemented in the first and fourth quarters of fiscal 2002.

        Amortization of Goodwill and Other Acquisition-Related Intangibles. We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets" on April 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 "Business Combinations" have been reclassified to goodwill. (See Note 7 of the Notes to Condensed Consolidated Financial Statements). As required by SFAS 142, the results for the three months ended June 30, 2001 have not been restated. See Note 7 of the Notes to Condensed Consolidated Financial Statements, which discloses the effect on net income (loss) and basic and diluted income (loss) per share as if we had accounted for goodwill under SFAS 142 for all periods presented.

        Amortization of acquisition-related intangible assets was $3.7 million for the first quarter of fiscal 2003. Amortization of goodwill and acquisition-related intangibles was $13.6 million for the first quarter of fiscal 2002, consisting of $9.3 million of amortization of goodwill and $4.3 million of amortization of acquisition-related intangibles. The decrease is primarily attributable to the adoption of SFAS No. 142 as discussed above, partially offset by the additional amortization of intangibles recorded in connection with the acquisition of Platys in the second quarter of fiscal 2002.

        Restructuring Charges: In response to the economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan is to reduce costs and improve operating efficiencies in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales, marketing and engineering functions. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

        Additionally, in the first quarter of fiscal 2002, we recorded an additional $0.7 million charge to our fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.5 million, and we also wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated.

        Other Charges. Our other charges consisted of asset impairment charges. We hold minority investments in certain non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. In the first quarter of fiscal 2002, we recorded an impairment charge of $4.1 million related to a decline in the values of a minority investment deemed to be other than temporary. We did not have any asset impairment charges in the first quarter of fiscal 2003.

        Interest and Other Income. Interest and other income was $9.2 million for the first quarter of fiscal 2003 compared to $10.5 million for the first quarter of fiscal 2002. The decrease in interest and other income was primarily attributable to lower interest rates during the current period as compared to the prior period. The decrease was partially offset by a gain of $1.1 million (net of unamortized debt issuance costs of $0.3 million) related to the repurchase of $47.4 million of our 4 3/4% Convertible Subordinated Notes. See Recent Accounting Pronouncements section below for a description of the impact of our adoption of SFAS No. 145 on interest and other income as a result of repurchase of the Notes.

        Interest expense. Interest expense was $5.2 million for the first quarter of fiscal 2003 compared to $3.0 million for the first quarter of fiscal 2002. The increase is primarily attributable to interest related to our 3% Convertible Subordinated Notes issued in March 2002 and interest related to the general holdback in connection with our acquisition of Platys in the second quarter of fiscal 2002, partially offset by a decrease in interest related to the repurchase of $47.4 million of our 4 3/4% Convertible Subordinated Notes.

        Income Taxes. Our income tax provisions were $2.7 million and $0.8 million in the first quarters of fiscal 2003 and 2002 respectively. Income tax provisions for interim periods are based on our estimated annual effective income tax rate. Our effective income tax rate for the first quarter of 2003 is higher than the combined U.S. Federal and state statutory income tax rate of 40%, primarily due to amortization of acquisition related intangibles that are not fully deductible for tax purposes. However, our overall effective income tax rate was moderated by a tax holiday in Singapore relating to income earned on certain products.

Liquidity and Capital Resources

        Operating activities: Net cash provided by operating activities for the first quarter of fiscal 2003 was $17.6 million. Operating cash primarily resulted from our net income, adjusted for non-cash items including depreciation and amortization, amortization of deferred stock-based compensation and intangibles in connection with our acquisition of Platys and gain on repurchase of a portion of our 4 3/4% Convertible Subordinated Notes, as well as the decrease in our inventories and other current assets and increase in our current liabilities.

        Investing activities: Net cash used for investing activities for the first quarter of fiscal 2003 was $118.9 million. The use of cash for investing activities was primarily a result of the purchase of marketable securities and investments, and purchase of property and equipment.

        Financing activities: Net cash used for financing activities for the first quarter of fiscal 2003 was $44.1 million. The use of cash for financing activities was primarily due to repurchases of $47.4 million in aggregate principal amount of our 4 3/4% Convertible Subordinated Notes, partially offset by proceeds received from the issuance of common stock to employees in connection with the exercise of options.

        Liquidity. As of June 30, 2002, we had $774.7 million of cash, cash equivalents and marketable securities. In addition, we had $21.7 million of restricted marketable securities that are held as security for the first six scheduled interest payments of our 3% Convertible Subordinated Notes. A significant portion of our cash, cash equivalent and marketable securities were held by our Singapore subsidiary. If we repatriate cash from our Singapore subsidiary to our U.S. parent company, additional income taxes may be incurred from the repatriation. In May 2001 we obtained a revolving line of credit of $20.0 million that expires, as amended, in September 2002. We expect to renew this line of credit. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2003.

        The following table summarizes our contractual obligations at June 30, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by Year (in thousands)	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
4 3/4% ConvertibleSubordinated Notes	$—	$155,494	$—	$—	$—	$—	$155,494
3% Convertible Subordinated Notes	—	—	—	—	250,000	—	250,000
Operating leases	5,851	6,769	6,342	5,197	4,734	5,344	34,237

Total	$5,851	$162,263	$6,342	$5,197	$254,734	$5,344	$439,731

        At June 30, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for fiscal years beginning after December 31, 2002. We have not yet determined the impact of SFAS 146 on our financial position or results of operations.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates Statement 4

(and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board, or APB, Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. We elected to adopt SFAS No. 145 effective fiscal 2002, and as a result, we have included the gain on extinguishment of debt of $1.1 million (net of unamortized debt issuance costs of $0.3 million) in "Interest and Other Income".

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

  •
  pending legal proceedings.

Operating results for fiscal 2003 first quarter were materially affected by unusual charges, including deferred compensation in connection with our Platys acquisition;

Operating results for fiscal 2002 first quarter were materially affected by unusual charges, including the following:

  •
  accrued minimum royalty fees to Agilent;

  •
  asset impairment charges;

  •
  excess inventory charges due to the economic slowdown; and

  •
  restructuring charges.

Fluctuations in our operating results may adversely affect the trading price of our common stock.

        Our sales have been negatively affected by the current economic slowdown, and if these conditions persist or deteriorate, they may continue to adversely affect our results of operations and financial position.    Since the second half of fiscal 2001, our operating results have been significantly affected by reductions in information technology investments and consumer spending. Many of our customers have announced workforce reductions and delayed capital spending in response to the economic slowdown. In addition, recent international terrorist activities have further dampened the economic recovery. If current global economic and political conditions continue to persist or deteriorate, our customers will likely further postpone spending, which would continue to adversely affect our financial results.

        If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs.    As a result of the economic slowdown, in the fourth quarter of fiscal 2001 and the first and fourth quarters of fiscal 2002, we implemented restructuring plans to reduce our operating costs to match the current business environment. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of the plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could have an adverse effect on our financial results.

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

        We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion.    In August 2001, we acquired Platys, a development stage company with no revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive and our technology may never be broadly adopted. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. We do not expect to begin shipping commercial quantities of our network storage products earlier than the second half of fiscal 2003. If our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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

  Technologies:

  •
  Advanced Technology Attachment, or ATA;

  •
  Serial ATA;

  •
  Fibre channel;

  •
  FireWire/1394;

  •
  InfiniBand;

  •
  iSCSI;

  •
  Peripheral Component Interconnect, or PCI;

  •
  PCI-X;

  •
  RAID;

  •
  SCSI;

  •
  Serial Attached SCSI;

  •
  Ultra-DMA; and

  •
  USB.

  Operating Systems:

  •
  Linux;

  •
  Macintosh;

  •
  Netware;

  •
  OS/2;

  •
  UNIX; and

  •
  Windows.

        In particular, a majority of our net revenues are currently derived from products based on the SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI-based products and competing products incorporating lower cost solutions adversely affected our sales beginning in fiscal 1998 and are likely to affect our future sales. If we are unsuccessful in these efforts, our business and financial results will be negatively impacted.

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

  •
  market acceptance of our products.

        Our product life cycles in each of our segments may be as brief as 12 to 24 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results.

        We are currently in the early stages of a transition from our Ultra 160 product line, which is the major product family of our Storage Solutions Group, to the Ultra 320 line of products. We face intense competition, both in retaining existing customers and securing new customers, in the Ultra 320 market, and we cannot assure you that our products will achieve the same level of market acceptance as our Ultra 160 line of products. If they do not, our revenue and profitability will, over time, be adversely affected as the market adapts to this new technology.

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

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.    In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In December 1999, we acquired DPT to strengthen our position in the RAID market. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors build inventories in anticipation of future sales, and if, as had been the case from the second half of fiscal 2001 through fiscal 2002, such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

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

        Our international operations involve risks, and may negatively affect our net revenues and results of operations.    Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. We also have an office in India that provides technical design efforts and technical support. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could negatively affect our business and financial results.

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which could adversely affect our results of operations and financial position.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. For example, in fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of certain minority investments. In addition, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 142 in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. For acquisitions consummated prior to July 1, 2001, we adopted SFAS No. 142 on April 1, 2002. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges that could adversely affect our financial results.

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2002 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates. Also, see our Critical Accounting Policies in Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2002.

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

        We may be engaged in legal proceedings that could negatively affect our business operations or financial position.    From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. For instance, a class action lawsuit was filed during 1998 in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. In March 2002, the plaintiffs voluntarily dismissed their claim without any recovery or settlement, and this case is now concluded. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position. Also see Item 3 "Legal Proceedings" contained in Part I of our Annual Report on Form 10-K for the year ended March 31, 2002.

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

        We may be required to pay additional federal income taxes, which could negatively affect our results of operations and financial position.    On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our federal income tax returns for fiscal 1994 through 1996. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements were filed with the U.S. Tax Court. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

        We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing.    As of June 30, 2002, we had approximately $405.5 million in aggregate principal amount of convertible subordinated notes outstanding. While we believe that our current liquidity will be sufficient to support our operations through fiscal 2003, we may need to seek additional equity or debt financing from time to time, including issuance of warrants, and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended March 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ DAVID A. YOUNG	Date: August 12, 2002
David A. Young Vice President and Chief Financial Officer (principal financial officer)
By:	/s/ KENNETH B. AROLA	Date: August 12, 2002
Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX