Form 10-Q
period 2002-09-30
ADAPTEC INC
filed 2002-11-12
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or
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

Yes ☒    No ☐

        The number of shares outstanding of Adaptec's common stock as of November 1, 2002 was 107,215,438.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands, except per share amounts)
Net revenues	$85,709	$95,305	$193,555	$205,488
Cost of revenues	39,519	48,831	86,803	107,083

Gross profit	46,190	46,474	106,752	98,405

Operating expenses:
Research and development	29,403	23,970	60,619	50,211
Selling, marketing and administrative	23,389	22,323	47,799	48,693
Amortization of goodwill and intangible assets	3,743	14,024	7,487	27,603
Write-off of acquired in-process technology	—	53,370	—	53,370
Restructuring charges	7,139	—	7,139	6,912
Other charges	528	—	528	4,092

Total operating expenses	64,202	113,687	123,572	190,881

Loss from operations	(18,012)	(67,213)	(16,820)	(92,476)
Interest and other income	9,784	8,889	18,976	19,437
Interest expense	(4,011)	(3,058)	(9,185)	(6,071)

Loss from continuing operations before provision for (benefit from) income taxes	(12,239)	(61,382)	(7,029)	(79,110)
Provision for (benefit from) income taxes	(1,419)	1,481	1,237	2,256

Net loss from continuing operations	(10,820)	(62,863)	(8,266)	(81,366)
Net income from discontinued operations, net of taxes	—	—	—	495

Net loss	$(10,820)	$(62,863)	$(8,266)	$(80,871)

Net income (loss) per share:
Basic:
Continuing operations	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Discontinued operations	$—	$—	$—	$0.00
Net loss	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Diluted:
Continuing operations	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Discontinued operations	$—	$—	$—	$0.00
Net loss	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Shares used in computing net income (loss) per share:
Basic	106,550	100,895	106,264	99,992
Diluted	106,550	100,895	106,264	99,992

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	March 31, 2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$157,002	$331,324
Marketable securities	550,147	472,335
Restricted marketable securities	7,441	7,387
Accounts receivable, net	47,474	44,790
Inventories	32,419	30,172
Deferred income taxes	24,798	26,442
Prepaid expenses	15,106	19,301
Other current assets	14,685	18,964

Total current assets	849,072	950,715
Property and equipment, net	84,609	94,833
Restricted marketable securities, less current portion	10,897	13,825
Goodwill	53,854	45,684
Intangible assets	25,830	41,504
Other long-term assets	58,716	61,400

Total assets	$1,082,978	$1,207,961

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,054	$18,458
Accrued liabilities	121,774	134,947

Total current liabilities	145,828	153,405

4 3/4% Convertible Subordinated Notes	82,445	202,860
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	2,755	4,765
Contingencies (Note 10)
Stockholders' equity:
Common stock	107	106
Additional paid-in capital	174,423	171,374
Deferred stock-based compensation	(13,520)	(21,131)
Accumulated other comprehensive income, net of tax	5,367	2,743
Retained earnings	435,573	443,839

Total stockholders' equity	601,950	596,931

Total liabilities and stockholders' equity	$1,082,978	$1,207,961

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Month Period Ended
	September 30, 2002	September 30, 2001
	(in thousands)
Net Cash Provided by Operating Activities	$29,121	$8,249

Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	(10,640)	—
Purchases of certain net assets in connection with acquisition of Platys, net of cash acquired	—	(35,861)
Purchases of other investments	(1,000)	—
Purchases of property and equipment	(5,016)	(5,858)
Net proceeds from sales of properties	—	942
Purchases of marketable securities	(355,757)	(239,462)
Sales of marketable securities	227,422	181,218
Maturities of marketable securities	52,800	61,218

Net Cash Used for Investing Activities	(92,191)	(37,803)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	5,061	4,078
Repurchases of long-term debt	(116,313)	—

Net Cash Provided by (Used for) Financing Activities	(111,252)	4,078

Net Cash Used for Discontinued Operations	—	(30,703)

Net Decrease in Cash and Cash Equivalents	(174,322)	(56,179)
Cash and Cash Equivalents at Beginning of Period	331,324	207,644

Cash and Cash Equivalents at End of Period	$157,002	$151,465

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2002 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 3, 7, 12 and 13, necessary to provide a fair statement of the results for the interim periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The second quarters of fiscal 2003 and fiscal 2002 ended September 27, 2002 and September 28, 2001, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. The results of operations for the second quarter and first half of fiscal 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin-off the Software segment, Roxio, Inc., ("Roxio") into a fully independent and separate company. The Company effected the spin-off after the close of business on May 11, 2001 by issuing a dividend of Roxio common stock to the Company's stockholders of record as of April 30, 2001. As a result of the spin-off, the Company's historical condensed consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Unless otherwise indicated, the Notes to Unaudited Condensed Consolidated Financial Statements ("Notes") relate to the discussion of the Company's continuing operations.

        The Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in January 2002. As a result, certain consideration paid to distributors is now classified as an offset to revenue rather than an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

2.    Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for fiscal years beginning after December 31, 2002. The Company will adopt SFAS No. 146 on April 1, 2003 and the Company has not yet determined the impact of SFAS No. 146 on its results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement No. 13 although early adoption is permitted. The Company elected to adopt SFAS No. 145 effective fiscal 2002, and as a result, the Company has included the gain on extinguishment of debt of $2.2 million (net of unamortized debt issuance costs of $0.5 million) in "Interest and Other Income" for the second quarter of fiscal 2003 and the gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million) in "Interest and Other Income" for the first half of fiscal 2003.

3.    Business Combination

        In August 2001, the Company purchased Platys Communications, Inc. ("Platys"), a developer of Internet Protocol ("IP") storage solutions. The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in the Company's Unaudited Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2003. If the Company had acquired Platys at the beginning of the second quarter and first half of fiscal 2002, the Company's unaudited pro forma net revenues, net loss and net loss per share from continuing operations would have been as follows:

	Three Month Period Ended September 30, 2001	Six Month Period Ended September 30, 2001
	(in thousands, except per share amounts)
Net revenues	$95,315	$205,608
Net loss	$(66,912)	$(88,505)
Net loss per share:
Basic	$(0.65)	$(0.85)
Diluted	$(0.65)	$(0.85)

        As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was included in accrued liabilities as of March 31, 2002. As of September 30, 2002, the Company paid $10.6 million of the General Holdback to the former Platys stockholders. The remaining $4.4 million has been retained as the Company submitted a written notice of claim to the Representative of the Platys shareholders in August 2002. While the Company believes that its claims are meritorious, the Company cannot predict with certainty how the matter will be resolved.

4.    Balance Sheets Details

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of net inventories were as follows:

	September 30, 2002	March 31, 2002
	(in thousands)
Raw materials	$7,667	$8,760
Work-in-process	8,168	4,088
Finished goods	16,584	17,324

Total	$32,419	$30,172

5.    Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit has a term, as amended, through August 2003 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the LIBOR. In addition, the Company is charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of September 30, 2002, the Company was in compliance with all such covenants. No borrowings were made under the line of credit during the first half of fiscal 2003.

6.    Long-Term Liability

        During the first half of fiscal 2003, the Company repurchased 4 3/4% Convertible Subordinated Notes with a book value of $120.4 million in principal amount for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). The Company elected to adopt SFAS No. 145 effective fiscal 2002, and as a result, the gain on extinguishment of debt has been included in "Interest and Other Income" (Note 11).

7.    Accounting Change

        Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In accordance with SFAS No. 142, the Company discontinued amortizing the remaining goodwill balances as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to annual impairment tests, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has completed the transitional impairment test required upon the adoption of SFAS No. 142. As of September 30, 2002, no impairment of goodwill and intangible assets has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        Upon adoption of SFAS No. 142, distribution network, acquired employees and original equipment manufactures ("OEM") relationships no longer meet the definition of identifiable intangible assets. As a result, the net balance of $8.2 million has been reclassified to goodwill (Note 8 and 9).

        The following table discloses the effect on net loss and basic and diluted net loss per share as if the Company accounted for its goodwill (including distribution networks, acquired employees and OEM relationships) under SFAS No. 142 for all periods presented:

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands, except per share amounts)
Reported net loss	$(10,820)	$(62,863)	$(8,266)	$(80,871)
Add: Amortization of goodwill, net of tax	—	10,115	—	20,229

Adjusted net loss	$(10,820)	$(52,748)	$(8,266)	$(60,642)

Basic net loss per share:
Reported net loss per share	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Add: Amortization of goodwill, net of tax	$—	$0.10	$—	$0.20
Adjusted net loss per share	$(0.10)	$(0.52)	$(0.08)	$(0.61)
Diluted net loss per share:
Reported net loss per share	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Add: Amortization of goodwill, net of tax	$—	$0.10	$—	$0.20
Adjusted net loss per share	$(0.10)	$(0.52)	$(0.08)	$(0.61)

8.    Goodwill

        Goodwill by operating segments is as follows:

	September 30, 2002	March 31, 2002
	(in thousands)
Segments:
SSG	$8,187	$—
DSG	—	—
SNG	45,667	45,684
Other	—	—

Total	$53,854	$45,684

        During the second quarter and first half of fiscal 2003, no goodwill was acquired, impaired or written off.

9.    Intangible Assets

        All intangible assets are being amortized using the straight-line method over their estimated useful lives ranging from 3-5 years. The components of intangible assets are as follows:

	September 30, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition related intangible assets:
Patents and core technology	$53,654	$(30,808)	$53,654	$(24,099)
Covenants-not-to-compete	4,670	(1,686)	4,670	(908)
Distribution network	—	—	8,849	(5,280)
Acquired employees	—	—	6,507	(3,882)
OEM relationships	—	—	4,943	(2,950)

Subtotal	58,324	(32,494)	78,623	(37,119)
Intellectual property	42,192	(11,275)	42,192	(9,794)

Total	$100,516	$(43,769)	$120,815	$(46,913)

        Acquisition related intangible assets are classified as "Intangible assets" on the Balance Sheet and the amortization of these intangibles is included in "Amortization of goodwill and intangible assets" in the Statement of Operations. Intellectual Property is included in "Other long-term assets" on the Balance Sheet and the amortization is reflected in the Company's "Gross profit" in the Statement of Operations. Amortization of acquisition-related intangible assets was $3.7 million and $4.8 million for the second quarter of fiscal 2003 and 2002, respectively. Amortization of acquisition-related intangible assets was $7.5 million and $9.1 million for the first half of fiscal 2003 and 2002, respectively. Amortization of intellectual property was $1.2 million and $0.3 million for the second quarter of fiscal 2003 and 2002, respectively. Amortization of intellectual property was $1.5 million and $0.7 million for the first half of fiscal 2003 and 2002, respectively.

        During the second quarter and first half of fiscal 2003, no intangible assets were acquired, impaired or written off. Based on the Company's intangible assets at September 30, 2002, the annual amortization expense is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangibles	Intellectual property
	(in thousands)
Fiscal Years:
2003 (remaining six months)	$7,485	$3,281
2004	12,372	6,561
2005	4,407	6,438
2006	1,566	6,316
2007	—	6,316

Total	$25,830	$28,912

10.    Contingencies

        In December 1999, the Company purchased Distributed Processing Technology Corp. ("DPT") and as part of the purchase agreement, $18.5 million of the purchase price was held back, (the "Holdback Amount") from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection to the Company's claim. Under the terms of the purchase agreement, the Company's claim has been submitted to arbitration. The arbitration hearings began in October 2002. While the Company believes that its claims are meritorious, the Company cannot predict with certainty how the matter will be resolved.

        On June 27, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax returns for fiscal 1994 to 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the U.S. Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. Only procedural matters remain to complete the tax audit for these years. The outcome did not have a material effect on the Company's financial position or results of operations, as a sufficient tax provision had been made.

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the U.S. Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material effect on the Company's financial position or results of operations, as it believes that it has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

        In addition, the IRS is currently auditing the Company's federal income tax returns for fiscal 1998 and 1999. The Company believes that it has provided sufficient taxes for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

        The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

11.    Statements of Operations Details

        The components of interest and other income for the second quarter and first half of fiscal 2003 and 2002, were as follows:

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
		(in thousands)
Interest income	$7,587	$8,889	$15,679	$19,437
Gain on extinguishment of debt	2,197	—	3,297	—

Total	$9,784	$8,889	$18,976	$19,437

12.    Restructuring Charges

        Second Quarter of Fiscal 2003 Restructuring Plan:    In July 2002, the Company announced a restructuring program to reduce expenses and streamline operations in each of its segments and recorded a restructuring charge of $6.2 million. The restructuring charge included $4.0 million for severance and benefits related to the involuntary termination of approximately 170 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 73%, 24%, 2% and 1% were based in the United States, Singapore, Europe and Japan, respectively. The Company recorded $0.5 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in New Hampshire and Colorado. The Company wrote-off leasehold improvements, furniture and fixtures and equipment with a net book value of $1.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce.

        The following table sets forth an analysis of the components of the second quarter of fiscal 2003 restructuring charge and payments made against the reserve through September 30, 2002:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
		(in thousands)
Restructuring provision:
Severance and benefits	$3,965	$—	$—	$3,965
Accrued lease costs	—	—	459	459
Property and equipment write-off	—	1,681	—	1,681
Other charges	—	—	50	50

Total	3,965	1,681	509	6,155
Cash paid	(1,968)	—	(58)	(2,026)
Non-cash charges	—	(1,681)	—	(1,681)

Reserve balance at September 30, 2002	$1,997	$—	$451	$2,448

        The Company anticipates that the remaining restructuring reserve balance of $2.4 million will be substantially paid out by the second quarter of fiscal 2004. The longer term payments relate to lease obligations.

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, the Company announced a series of actions to reduce costs and tailor the Company's expenses to current revenues for each of its segments.

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

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2002 restructuring charge and the payments made against the reserve through September 30, 2002:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$2,723	$—	$—	$2,723
Accrued lease costs	—	—	425	425
Property and equipment write-off	—	220	—	220
Other charges	—	—	465	465

Total	2,723	220	890	3,833
Cash paid	(324)	—	—	(324)
Non-cash charges	—	(220)	—	(220)

Reserve balance at March 31, 2002	2,399	—	890	3,289
Cash paid	(1,656)	—	(103)	(1,759)

Reserve balance at June 30, 2002	743	—	787	1,530
Cash paid	(359)	—	(91)	(450)

Reserve balance at September 30, 2002	$384	$—	$696	$1,080

        The Company anticipates that the remaining restructuring reserve balance of $1.1 million will be substantially paid out by the third quarter of fiscal 2004. The longer term payments relate to lease obligations.

        First Quarter of Fiscal 2002 Restructuring Plan:    In response to the economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in each of its segments in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The Company recorded a reduction to the fiscal

2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        In the second quarter of fiscal 2003, the Company recorded an additional $0.3 million charge consisting of accrued lease costs to the first quarter of fiscal 2002 restructuring provision.

        The following table sets forth an analysis of the components of the first quarter of fiscal 2002 restructuring charge and the provision adjustments and payments made against the reserve through September 30, 2002:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Provision adjustment	(387)	—	—	(387)
Cash paid	(4,787)	—	(40)	(4,827)
Non-cash charges	—	(811)	—	(811)

Reserve balance at March 31, 2002	—	—	204	204
Cash paid	—	—	(116)	(116)

Reserve balance at June 30, 2002	—	—	88	88
Provision adjustment	—	—	347	347
Cash paid	—	—	(126)	(126)

Reserve balance at September 30, 2002	$—	$—	$309	$309

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.3 million will be substantially paid out by the second quarter of fiscal 2004.

        Fourth Quarter of Fiscal 2001 Restructuring Plan:    In response to the economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across each of the Company's segments, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

        In the first quarter of fiscal 2002, the Company recorded an additional $0.7 million charge to the fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.5 million, and the Company wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fourth quarter of fiscal 2001 restructuring provision. These adjustments were offset by a decrease in severance and benefits of $0.1 million as actual costs were lower than originally anticipated. In the third quarter of fiscal 2002, the Company recorded a net reduction to the fourth quarter of fiscal 2001 restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual severance and benefit costs were lower than originally anticipated as well as an additional $0.2 million charge for the estimated realizable value of certain manufacturing equipment.

        In the second quarter of fiscal 2003, the Company recorded an additional $0.6 million charge to the fourth quarter of fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.4 million and the Company wrote down an additional $0.2 million of the estimated realizable value of certain manufacturing equipment that is being held for sale. The Company subleased a facility in California through April 2008. The estimated future sublease income will not be sufficient to cover the estimated future obligations for the non-cancelable lease payments. The Company accrued $0.4 million associated with the estimated loss through the end of the lease term.

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2001 restructuring charge and the provision adjustments and payments made against the reserve through September 30, 2002:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
		(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(680)	464	506	290
Cash paid	(3,139)	—	(1,359)	(4,498)
Non-cash charges	—	(464)	—	(464)

Reserve balance at March 31, 2002	—	—	751	751
Cash paid	—	—	(191)	(191)

Reserve balance at June 30, 2002	—	—	560	560
Provision adjustment	—	170	468	638
Cash paid	—	—	(81)	(81)
Non-cash charges	—	(170)	—	(170)

Reserve balance at September 30, 2002	$—	$—	$947	$947

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.9 million will be substantially paid out by the first quarter of fiscal 2009.

13.    Other Charges

        Other charges consisted of asset impairment charges. The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include subsequent "down" financing rounds, decreases in quoted market prices and declines in operations of the issuer. In the second quarter of fiscal 2003, the Company recorded an impairment charge of $0.5 million related to a decline in the value of a minority investment deemed to be other than temporary. In the first half of fiscal 2002, the Company recorded an impairment charge of $4.1 million related to a decline in the value of a minority investment deemed to be other than temporary.

14.    Income Taxes

        Income tax provisions for interim periods were based on the Company's estimated annual income tax rate. In the second quarter of fiscal 2003, the Company recorded an income tax benefit of $1.4 million on a pretax loss of $12.2 million, resulting in an effective income tax rate of approximately 12%. The tax rate for the second quarter of 2003 differs from the combined U.S. Federal and state statutory income tax rate of 40%, primarily due to the amortization of non-goodwill acquisition related intangibles that are not fully deductible for tax purposes.

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

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands, except per share amounts)
Numerators:
Net loss from continuing operations	$(10,820)	$(62,863)	$(8,266)	$(81,366)
Net income from discontinued operations	—	—	—	495

Net loss	$(10,820)	$(62,863)	$(8,266)	$(80,871)

Denominators:
Weighted average shares outstanding—basic	106,550	100,895	106,264	99,992
Effect of dilutive securities:
Employee stock options and other	—	—	—	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	106,550	100,895	106,264	99,992

Basic net income (loss) per share:
Continuing operations	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Discontinued operations	$—	$—	$—	$0.00
Net loss	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Diluted net income (loss) per share:
Continuing operations	$(0.10)	$(0.62)	$(0.08)	$(0.81)
Discontinued operations	$—	$—	$—	$0.00
Net loss	$(0.10)	$(0.62)	$(0.08)	$(0.81)

        Certain instruments potentially convertible into common stock were not included in the computation of diluted net income (loss) per share because they were anti-dilutive, as the Company was in a net loss position in all periods presented. The items excluded for the second quarter and first half of fiscal 2003 and 2002 were as follows:

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Outstanding employee stock options	18,441,000	10,368,000	18,791,000	9,803,000
Warrants	1,310,000	1,160,000	1,310,000	1,160,000
4 3/4% Convertible Subordinated Notes	3,022,000	6,033,000	3,552,000	6,033,000
3% Convertible Subordinated Notes	16,327,000	—	16,327,000	—

16.    Comprehensive Loss

        The Company's comprehensive loss consisted of net loss and the changes in net unrealized gains on available-for-sale securities, net of tax.

        The components of comprehensive loss, net of tax, for the second quarter and first half of fiscal 2003 and 2002, were as follows:

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
		(in thousands)
Net loss	$(10,820)	$(62,863)	$(8,266)	$(80,871)
Increase in net unrealized gains on available-for-sale securities, net of tax	1,968	3,301	2,624	2,960

Comprehensive loss	$(8,852)	$(59,562)	$(5,642)	$(77,911)

        Accumulated other comprehensive income presented in the accompanying Unaudited Condensed Consolidated Balance Sheets represents the net unrealized gains on available-for-sale securities, net of tax. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

17.    Segment Reporting

        The Company operates in three reportable segments: Storage Solutions Group ("SSG"), Desktop Solutions Group ("DSG") and Storage Networking Group ("SNG").

        Storage Solutions Group ("SSG"):    SSG's interface products enable the movement, storage and protection of data across a range of server platforms, direct attached storage servers, storage area network based servers, network attached storage ("NAS") devices and storage subsystems. These products bring Host Input/Output ("I/O"), including small computer system interface ("SCSI"), technology and redundant array of independent disks ("RAID") solutions to storage applications.

        Desktop Solutions Group ("DSG"):    DSG provides high-performance I/O, connectivity solutions for personal computing platforms, including notebook and desktop computers and consumer electronic devices. These products provide USB 2.0, FireWire/1394, and SCSI connectivity.

        Storage Networking Group ("SNG"):    SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. These products incorporate Internet Protocol SCSI ("iSCSI"), TCP/IP offload engine ("TOE") functionality, fibre channel and multi-port ethernet technologies. The Company is currently providing evaluation units of iSCSI and TOE products to OEM customers for integration and testing.

        Other revenues and expenses:    This includes unallocated corporate expenses, write-off of acquired in process technology, restructuring charges, other charges, interest and other income, and interest expense.

        Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track assets or depreciation by operating segments nor are the segments evaluated under these criteria.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Three Month Period Ended September 30, 2002:
Net revenues	$70,939	$12,082	$2,688	$—	$85,709
Segment income (loss)	7,471	(2,128)	(16,292)	(1,290)	(12,239)
Three Month Period Ended September 30, 2001:
Net revenues	$80,818	$11,697	$2,790	$—	$95,305
Segment loss	(4,279)	(762)	(9,681)	(46,660)	(61,382)
Six Month Period Ended September 30, 2002:
Net revenues	$158,713	$28,426	$6,416	$—	$193,555
Segment income (loss)	24,694	(1,581)	(33,167)	3,025	(7,029)
Six Month Period Ended September 30, 2001:
Net revenues	$169,037	$30,503	$5,948	$—	$205,488
Segment income (loss)	(12,142)	1,334	(18,695)	(49,607)	(79,110)

        The following table presents the details of other expenses for the second quarter and first half of fiscal 2003 and 2002:

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands)
Unallocated corporate expenses, net	$604	$879	$901	$1,401
Write-off of acquired in-process technology	—	(53,370)	—	(53,370)
Restructuring charges	(7,139)	—	(7,139)	(6,912)
Other charges	(528)	—	(528)	(4,092)
Interest and other income	9,784	8,889	18,976	19,437
Interest expense	(4,011)	(3,058)	(9,185)	(6,071)

Total	$(1,290)	$(46,660)	$3,025	$(49,607)

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

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2002.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., or Roxio, into a fully independent and separate company in the first quarter of fiscal 2002. Unless otherwise indicated, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section relates to our continuing operations.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of Roxio common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants held by Agilent Technologies, Inc., or Agilent, to purchase shares of our common stock that were issued in connection with our development and marketing agreement with them which has since been terminated. The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represents the initial long-term funding we contributed to Roxio at the date of distribution.

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

Results of Operations

        The following table sets forth the items in the Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three Month Period Ended		Six Month Period Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues (1)	100%	100%	100%	100%
Cost of revenues	46	51	45	52

Gross margin	54	49	55	48

Operating expenses:
Research and development	34	25	31	24
Selling, marketing and administrative (1)	28	24	25	24
Amortization of goodwill and intangible assets	4	14	4	14
Write-off of acquired in-process technology	—	56	—	26
Restructuring charges	8	—	4	3
Other charges	1	—	0	2

Total operating expenses	75	119	64	93

Loss from operations	(21)	(70)	(9)	(45)
Interest and other income	11	9	10	10
Interest expense	(5)	(3)	(5)	(3)

Loss from continuing operations before provision for (benefit from) income taxes	(15)	(64)	(4)	(38)
Provision for (benefit from) income taxes	(2)	2	0	1

Net loss from continuing operations	(13)	(66)	(4)	(39)
Net income from discontinued operations, net	—	0	—	0

Net loss	(13)%	(66)%	(4)%	(39)%

Notes:

(1)
We adopted EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" in January 2002. As a result, certain consideration paid to distributors is now classified as an offset to revenue rather than an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

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

        Net Revenues.    Net revenues were $85.7 million for the second quarter of fiscal 2003, a decrease of 10% from net revenues of $95.3 million for the second quarter of fiscal 2002. Net revenues were $193.6 million for the first half of fiscal 2003, a decrease of 6% from net revenues of $205.5 million for the first half of fiscal 2002.

        Net revenues for the second quarter of fiscal 2003, were comprised of $70.9 million from the SSG segment, a decrease of 12% from the second quarter of fiscal 2002, $12.1 million from the DSG segment, an increase of 3% from the second quarter of fiscal 2002, and $2.7 million from the SNG segment, a decrease of 4% from the second quarter of fiscal 2002. Net revenues for the first half of fiscal 2003, were comprised of $158.7 million from the SSG segment, a decrease of 6% from the first half of fiscal 2002, $28.4 million from the DSG segment, a decrease of 7% from the first half of fiscal 2002, and $6.4 million from the SNG segment, an increase of 8% from the first half of fiscal 2002. Distributor owned inventories decreased by approximately 18% in the second quarter of fiscal 2003 from the first quarter of fiscal 2003 and increased by approximately 6% in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002.

        Net revenues from the SSG segment decreased for both the second quarter and first half of fiscal 2003, as compared to the corresponding periods of fiscal 2002, due to a decline in sales of our small computer system interface, or SCSI, products, which was partially offset by an increase in sales of our redundant array of independent disks, or RAID, and external storage products. Net revenues from our SCSI products declined due to a decline in sales volumes resulting from the continuing industry-wide slow down in capital spending. This slow down resulted in reduced end-user demand for servers and storage systems and caused our original equipment manufacturers, or OEM, and channel distributor customers to focus on reducing their inventories on hand. Net revenues from our RAID products increased primarily due to sales of our ServeRAID products to International Business Machines Corporation, or IBM, that began in the second quarter of fiscal 2003 following our entry into the ServeRAID agreement with IBM in the fourth quarter of fiscal 2002. In addition, we are transitioning from our Ultra 160 family of products, the major product family of our SSG segment, to our new family of Ultra 320 products. As part of this transition, we are beginning to see a shift in our product mix towards sales of a greater portion of RAID products as compared to SCSI products. We expect that this Ultra 320 transition will occur over a period of several quarters. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in achieving design wins for, and ultimately selling, our Ultra 320 products to our current customers, and to new customers.

        Net revenues from the DSG segment increased slightly for the second quarter of fiscal 2003, as compared to the second quarter of fiscal 2002, due to increased sales of our USB2.0 host-bus adapters and FireWire/1394 solutions. In addition, current quarter sales also included our analog video hardware/software products launched in the second quarter of fiscal 2003 and our Hubs product line launched in the third quarter of fiscal 2002. However, the increase in net revenues was partially offset by a decline in sales volumes of our SCSI-based desktop computer solutions due to continued decline in demand resulting from the penetration of other lower cost solutions. Net revenues from the DSG segment decreased for the first half of fiscal 2003 as compared with the first half of fiscal 2002 reflecting the continued decline in demand for our SCSI-based desktop computer solutions. The decline was partially offset by increased sales of our USB2.0 host-bus adapters, FireWire/1394 solutions and new product launches.

        Net revenues from the SNG segment decreased slightly for the second quarter of fiscal 2003 as compared with the second quarter of fiscal 2002, primarily as a result of a decline in sales volumes of our fibre channel products to OEMs. Net revenues from the SNG segment increased for the first half of fiscal 2003 as compared with the first half of fiscal 2002 as a result of increased sales volumes of our network interface cards, or NICs, in the first quarter of fiscal 2003. However, increased net revenues from our NICs for the first half of fiscal 2003 are not necessarily indicative of results to be expected in the future.

        Gross Margin.    As a percentage of net revenues, gross margin was 54% and 55% for the second quarter and first half of fiscal 2003, respectively, compared to 49% and 48% for the corresponding periods of fiscal 2002, respectively. Gross margins improved year-over-year primarily as a result of additional cost of sales charges recorded in the preceding periods. Gross margins for the second quarter and first half of fiscal 2002 were unfavorably impacted by excess inventory charges, primarily due to customers delaying shipments or canceling orders as a result of the slowdown in their capital expenditures. We also recorded $1.6 million in minimum royalty fees payable to Agilent in the first half of fiscal 2002 in connection with the termination of our development and marketing agreement with them. Gross margins in the second quarter and first half of fiscal 2003 were favorably impacted by manufacturing-related cost reductions resulting from restructuring plans implemented in fiscal 2002. However, the favorable cost reductions were partially offset by $0.9 million of amortization expenses associated with the ServeRAID agreement with IBM. Our RAID products generally carry lower margins than our SCSI products, and to the extent that the revenues from our RAID products increase relative to revenues from our SCSI products, we would expect our margins to be impacted accordingly. In addition, we will continue to amortize expenses associated with the ServeRAID agreement with IBM for the next 4.5 years and our margins on the ServeRAID products are considerably lower than our other RAID products.

        Research and Development Expenses.    Research and development expenses were $29.4 million for the second quarter of fiscal 2003 compared to $24.0 million for the second quarter of fiscal 2002. As a percentage of net revenues, research and development expenses were 34% for the second quarter of 2003 compared to 25% for the second quarter of fiscal 2002. The increase in research and development expenses was due to the acquisition of Platys Communications, Inc., or Platys, in the second quarter of fiscal 2002. For the second quarter of fiscal 2003, we recorded three months of amortization of deferred compensation and three months of costs associated with the Platys workforce acquired, whereas for the second quarter of fiscal 2002, we incurred only one month of deferred compensation and costs associated with the acquired workforce. Secondarily, the increase was attributed to expenses associated with the ServeRAID agreement with IBM and our continued investment in Internet Protocol SCSI, or iSCSI, technology. Excluding the Platys deferred compensation charges, research and development expenses as a percentage of net revenues were 31% for the second quarter of fiscal 2003 and 24% for the second quarter of fiscal 2002. Research and development expenses were $60.6 million for the first half of fiscal 2003 compared to $50.2 million for the first half of fiscal 2002. As a percentage of net revenues, research and development expenses were 31% for the first half of 2003 compared to 24% for the first half of fiscal 2002. The increase in research and development expenses was due to five months of additional expenses associated with the Platys acquisition, including deferred compensation, as described above. Excluding the Platys deferred compensation charges, research and development expenses as a percentage of net revenues were 28% for the first half of fiscal 2003 and 24% for the first half of fiscal 2002. We remain committed to significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the Internet Protocol, or IP storage, RAID, SCSI and desktop computer markets.

        Selling, Marketing and Administrative Expenses.    Selling, marketing and administrative expenses were $23.4 million for the second quarter of fiscal 2003, compared to $22.3 million for the second quarter of fiscal 2002. As a percentage of net revenues, selling, marketing and administrative expenses were 28% for the second quarter of 2003, compared to 24% for the second quarter of 2002. The increase in selling, marketing and administrative expenses for the second quarter of fiscal 2003 was attributable to the Platys acquisition. For the second quarter of fiscal 2003, we recorded three months of amortization of deferred compensation and three months of costs associated with the Platys workforce acquired, whereas for the second quarter of fiscal 2002, we incurred only one month of deferred compensation and costs associated with the acquired workforce. Excluding the Platys deferred compensation charges, selling, marketing and administrative expenses as a percentage of net revenues were 26% for the second quarter of fiscal 2003 and 23% for the second quarter of fiscal 2002. The increase in selling, marketing and administrative expenses for the second quarter of fiscal 2003 was partially offset by approximately $1.2 million of savings from reductions in our workforce, resulting from the restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of 2003. Selling, marketing and administrative expenses were $47.8 million for the first half of fiscal 2003 compared to $48.7 million for the first half of fiscal 2002. As a percentage of net revenues, selling, marketing and administrative expenses were 25% for the first half of fiscal 2003 compared to 24% for the first half of fiscal 2002. The decrease in selling, marketing and administrative, was attributable to approximately $2.9 million of savings from reductions in our workforce, resulting from restructuring plans implemented in the first and fourth quarter of fiscal 2002 and the second quarter of fiscal 2003. The decrease was partially offset by additional expenses, including deferred compensation, associated with the Platys acquisition described above. Excluding the Platys deferred compensation charges, selling, marketing and administrative expenses as a percentage of net revenues were 24% for both the first half of fiscal 2003 and 2002.

        Amortization of Goodwill and Other Acquisition-Related Intangibles.    Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In accordance with SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to annual impairment tests, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has completed the transitional impairment test required upon the adoption of SFAS No. 142. As of September 30, 2002, no impairment of goodwill and intangible assets has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        Amortization of intangible assets was $3.7 million for the second quarter of fiscal 2003 and amortization of goodwill and intangible assets was $14.0 million for the second quarter of fiscal 2002, consisting of $9.2 million of amortization of goodwill and $4.8 million of amortization of intangible assets. Amortization of intangible assets was $7.5 million for the first half of fiscal 2003 and amortization of goodwill and intangible assets was $27.6 million for the first half of fiscal 2002, consisting of $18.5 million of amortization of goodwill and $9.1 million of amortization of intangibles. The decrease for both the second quarter and the first half of fiscal 2003 was attributable to the adoption of SFAS No. 142 as discussed above, partially offset by additional amortization of intangible assets recorded in connection with the acquisition of Platys of $0.9 million and $2.2 million in the second quarter and first half of fiscal 2003, respectively.

        Write-off of Acquired In-Process Technology.    In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in the second quarter of fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain application specific integrated circuits, or ASIC, -based iSCSI technology for the Internet Protocol, or IP, storage solutions market. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

        Net Cash Flows.    The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, royalty expenses and income taxes from the projects. We believe the assumptions used in the valuation as described below were reasonable at the time of the acquisition. The research and development expenses excluded costs to bring the projects to technological feasibility.

        Net Revenues.    The estimated net revenues were based on management projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow and peak after fiscal 2006, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of our new product introductions and our competitors.

        Gross Margins.    Projected gross margins were based on Platys' historical margins, which were in line with our SNG segment that acquired Platys.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Platys included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Platys' overall business model, an assessment of specific project results including both historical and expected direct expense levels and general industry metrics was conducted.

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

        Royalty Rate.    We applied a royalty charge of approximately 8% of the estimated net revenues for each in-process project to attribute value for dependency on existing technology.

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

        We expect to complete the initial projects and begin shipping products by the first half of fiscal 2004 with completion and commercialization of products from all of the in-process projects to occur by the end of fiscal 2004. The completion of all in-process projects will occur six months to one year after the estimated completion dates used for valuation of the assets acquired. The longer development period is due to customers requesting increased functionality be incorporated into the initial product. These additional functionalities have significantly increased the complexity and added to the development costs of each of the in-process projects. We expect the costs to bring all of the various in-process projects to completion to be approximately $37.0 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact our sales, profitability and our future growth.

Restructuring Charges.

Second Quarter of Fiscal 2003 Restructuring Plan

        In July 2002, we announced a restructuring program to reduce expenses and streamline operations in each of our segments and recorded restructuring charges of $6.2 million. The restructuring charge included $4.0 million for severance and benefits related to the involuntary termination of approximately 170 employees. These terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 73%, 24%, 2% and 1% were based in the United States, Singapore, Europe and Japan, respectively. We recorded $0.5 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in New Hampshire and Colorado. We wrote-off leasehold improvements, furniture and fixtures and equipment with a net book value of $1.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce.

        In the second quarter of fiscal 2003, we recorded an additional $0.3 million charge consisting of accrued lease costs to the first quarter of fiscal 2002 restructuring provision. We also recorded an additional $0.6 million charge to the fourth quarter of fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.4 million and we wrote down an additional $0.2 million of the estimated realizable value of certain manufacturing equipment that is being held for sale. The Company subleased a facility in California through April 2008. The estimated future sublease income will not be sufficient to cover the estimated future obligations for the non-cancelable lease payments. The Company accrued $0.4 million associated with the estimated loss through the end of the lease term.

        As a result of our second quarter fiscal 2003 restructuring plan, we estimate that we will reduce our annual infrastructure spending by approximately $16.0 million, of which approximately 10%, 25% and 65% will be reflected as a reduction in cost of revenues, research and development expenses, and selling, marketing and administrative expenses, respectively.

Fourth Quarter of Fiscal 2002 Restructuring Plan

        In March 2002, we announced a series of actions to reduce costs and tailor our expenses to current revenues for each of our segments. We recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million in losses on termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and write-down of $0.2 million of leasehold improvements, furniture and fixtures and equipment. The terminated employees were primarily in the manufacturing, administrative, sales, marketing and engineering functions. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

First Quarter of Fiscal 2002 Restructuring Plan

        In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in each of our segments in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were primarily in the manufacturing, administrative, sales, marketing and engineering functions. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. We recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        As a result of our fiscal 2002 restructuring plans, we estimate that we reduced our annual infrastructure spending by approximately $20 to $25 million, of which approximately 30%, 35% and 35% will be reflected as a reduction in cost of revenues, research and development expenses, and selling, marketing and administrative expenses, respectively.

Fourth Quarter of Fiscal 2001 Restructuring Plan

        In response to the economic slowdown, our management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across each of our segments, and we recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. Additionally, we accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. We wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, we wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

        In the first quarter of fiscal 2002, we recorded an additional $0.7 million charge to the fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.5 million, and we also wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fourth quarter of fiscal 2001 restructuring provision. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated. In the third quarter of fiscal 2002, we recorded a net reduction to the fourth quarter of fiscal 2001 restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual severance and benefit costs were lower than originally anticipated as well as an additional $0.2 million charge for the estimated realizable value of certain manufacturing equipment.

        Other Charges.    Our other charges consisted of asset impairment charges. We hold minority investments in certain non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include subsequent "down" financing rounds, decreases in quoted market prices and declines in operations of the issuer. In the second quarter of fiscal 2003, we recorded an impairment charge of $0.5 million related to a decline in the value of a minority investment deemed to be other than temporary. In the first half of fiscal 2002, we recorded an impairment charge of $4.1 million related to a decline in the value of a minority investment deemed to be other than temporary.

        Interest and Other Income.    Interest and other income was $9.8 million for the second quarter of fiscal 2003 compared to $8.9 million for the second quarter of fiscal 2002. The increase in interest and other income was due to gains of $2.2 million (net of unamortized debt issuance costs of $0.5 million) related to the repurchase of $73.0 million in principal amount of our 4 3/4% Convertible Subordinated Notes was partially offset by lower yields received on our marketable securities during the second quarter of fiscal 2003 as compared to the corresponding period of fiscal 2002. Interest and other income was $19.0 million for the first half of fiscal 2003 compared to $19.4 million for the first half of fiscal 2002. The decrease in interest and other income was primarily attributable to lower yields received on our marketable securities during the first half of fiscal 2003 as compared to the corresponding period of fiscal 2002. The decrease was partially offset by gains of $3.3 million (net of unamortized debt issuance costs of $0.8 million) related to the repurchase of $120.4 million in principal amount of our 4 3/4% Convertible Subordinated Notes for the first half of fiscal 2003. See Recent Accounting Pronouncements section below for a description of the impact of our adoption of SFAS No. 145 on interest and other income as a result of the repurchase of the Notes.

        Interest Expense.    Interest expense was $4.0 million and $9.2 million for the second quarter and first half of fiscal 2003, respectively compared to $3.1 million and $6.1 million for the corresponding periods of fiscal 2002. The increase in interest expense for the second quarter and first half of fiscal 2003 was attributable to interest 3% Convertible Subordinated Notes issued in March 2002, partially offset by less interest expense from our 4 3/4% Convertible Subordinated Notes due to the repurchase of $120.4 million in principal amount.

        Income Taxes.    Our income tax benefit was $1.4 million in the second quarter of fiscal 2003 and our income tax provision was $1.5 million in the second quarter of fiscal 2002. Our income tax provisions were $1.2 million and $2.3 million in the first half of fiscal 2003 and 2002, respectively. Income tax provisions and benefits for interim periods are based on our estimated annual effective income tax. The tax benefit derived from our effective income tax rate for the second quarter of 2003 is lower than the combined U.S. Federal and state statutory income tax rate of 40%, primarily due to amortization of non-goodwill acquisition related intangibles that are not fully deductible for tax purposes.

Liquidity and Capital Resources

        Operating Activities:    Net cash provided by operating activities for the first half of fiscal 2003 was $29.1 million. Operating cash primarily resulted from our net loss of $8.3 million, adjusted for non-cash items including depreciation and amortization, restructuring and other charges, amortization of deferred stock-based compensation and other intangibles and our gain on the repurchase of a portion of our 4 3/4% Convertible Subordinated Notes, as well as the decrease in our other long-term assets and increase in accounts payable.

        Investing Activities:    Net cash used for investing activities for the first half of fiscal 2003 was $92.2 million. The use of cash for investing activities was primarily a result of the purchase of marketable securities, partial payment of the General Holdback associated with our acquisition of Platys and purchase of property and equipment.

        Financing Activities:    Net cash used for financing activities for the first half of fiscal 2003 was $111.3 million. The use of cash for financing activities was primarily due to the repurchase of a portion of our 4 3/4% Convertible Subordinated Notes with an aggregate price of $116.3 million, partially offset by proceeds received from the issuance of common stock for the exercise of employee stock options.

        Liquidity.    As of September 30, 2002, we had $707.1 million of cash, cash equivalents and marketable securities, of which approximately $523.7 was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our U.S. parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% may be incurred from the repatriation. In addition, we had $18.3 million of restricted marketable securities that are held as security for the next five scheduled interest payments on our 3% Convertible Subordinated Notes. In May 2001 we obtained a revolving line of credit of $20.0 million that expires, as amended, in August 2003. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2003.

        The following table summarizes our contractual obligations at September 30, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by Year (in thousands)	Remaining Six Months of Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
4 3/4% Convertible Subordinated Notes	$—	$82,445	$—	$—	$—	$—	$82,445
3% Convertible Subordinated Notes	—	—	—	—	250,000	—	250,000
Operating leases	3,984	6,868	6,359	5,150	4,755	5,185	32,301

Total	$3,984	$89,313	$6,359	$5,150	$254,755	$5,185	$364,746

        At September 30, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF, has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for fiscal years beginning after December 31, 2002. We will adopt SFAS No. 146 on April 1, 2003 and we have not yet determined the impact of SFAS No. 146 on our results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements Nos. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement No. 13 although early adoption is permitted. We elected to adopt SFAS No. 145 effective fiscal 2002, and as a result, we have included the gain on extinguishment of debt of $2.2 million (net of unamortized debt issuance costs of $0.5 million) in "Interest and Other Income" for the second quarter of fiscal 2003 and the gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million) in "Interest and Other Income" for the first half of fiscal 2003.

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
  •
  pending legal proceedings.

        Operating results for the first half of fiscal 2003 were materially affected by unusual charges, including deferred compensation in connection with our Platys acquisition and restructuring charges.

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

        If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs. As a result of the economic slowdown, in the first and fourth quarters of fiscal 2002 and the second quarter of fiscal 2003, we implemented restructuring plans to reduce our operating costs to match the current business environment. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of the plans are to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could have an adverse effect on our financial results.

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

        We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion. In August 2001, we acquired Platys, a development stage company with no revenues, to enhance our technologies for this market. The marketplace for advanced storage products is highly competitive and our technology may never be broadly adopted. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. We do not expect to begin shipping commercial quantities of our network storage products until the first half of fiscal 2004. If our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

        If demand for our customers' products declines or if our customers do not control their inventories effectively, our net revenues may be adversely affected. The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts, and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our customers, from time to time in the past, have cancelled or rescheduled shipments previously ordered from us and we cannot assure you that they will not do so in the future. In addition, because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all. Historically, backlog has not been a significant factor for us, and we have set our operating budget based on forecasts of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

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
  •
  market acceptance of our products.

        Our product life cycles in each of our segments may be as brief as 12 to 24 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results. For example, sale of our SCSI based products in our DSG segment have declined in recent periods due to the availability of lower cost desktop solutions. In addition, our SNG segment is focused on developing 1 gigabit TCP/IP Offload Engine, or TOE, Network Accelerator Cards, which is expected to offer faster performance and result in a stronger return on investment for our customers. While we focus on TOE technology, we expect our SNG revenues from our 10/100 Network Interface Cards, or NICs, will continue to decline as OEMs transition their product lines to the 1 gigabit NIC products. And, to the extent that our TOE technology is not selected for design or integration by OEMs, our business and financial results could be adversely affected.

        We are currently in the early states of a transition from our Ultra 160 product line, which is the major product family of our SSG segment, to the Ultra 320 line of products. We face intense competition, both in retaining existing customers and securing new customers, in the Ultra 320 market, and we cannot assure you that our products will achieve the same level of market acceptance as our Ultra 160 line of products. If they do not, our revenue and profitability will, over time, be adversely affected as the market adapts to this new technology.

        If we are unable to compete effectively, our net revenues could be adversely affected. The markets for all of our products are intensely competitive and are characterized by the following:

  •
  rapid technological advances;

  •
  frequent new product introductions;

  •
  evolving industry standards; and

  •
  price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, we face intense competition in the transition from products employing Ultra 160 to solutions employing Ultra 320 technology. Further, we have recently introduced USB 2.0 hub products in our DSG segment, and we may face new competitors in the USB 2.0 market.

        We believe that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market. While we are focusing on solutions employing iSCSI technology for this market, many other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance is delayed due to the continuing global slowdown in technology spending. If iSCSI technology is not accepted by the market, or if broad acceptance of iSCSI technology is delayed, our growth would be impaired. Other companies may have greater technical, marketing, manufacturing and financial resources than we do. We cannot assure you that we will have sufficient resources to accomplish any of the following:

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

        Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors build inventories in anticipation of future sales and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders, as was the case from the second half of fiscal 2001 through the first half of fiscal 2003. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

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

        Our international operations involve risks, and may negatively affect our net revenues and results of operations. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariffs and freight rates. We may use forward exchange contracts to manage any exposure associated with certain foreign currency-denominated commitments. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target market or expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenue and operate effectively.

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which could adversely affect our results of operations and financial position. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In the second quarter of fiscal 2003, we recorded an impairment charge of $0.5 million relating to the decline in value of a minority investment. In fiscal 2002 we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of certain minority investments. In addition, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142 in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. For acquisitions consummated prior to July 1, 2001, we adopted SFAS No. 142 on April 1, 2002. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

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

        Third parties may assert infringement claims against us, which may be expensive to defend and could adversely affect our business and results of operations. From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we are paying, in annual installments, an aggregate patent fee of $13.3 million, and we granted IBM a license to use all of our patents for the same period. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering as we continue to offer product lines employing new technologies relative to our existing products.

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

        We may be engaged in legal proceedings that could negatively affect our business operations or financial position. From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. For instance, a class action lawsuit was filed during 1998 in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. In March 2002, the plaintiffs voluntarily dismissed their claim without any recovery or settlement, and this case is now concluded. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position. Also see Item 1 "Legal Proceedings" contained in Part II of this report.

        If we repatriate cash from our foreign subsidiaries, we may incur additional income taxes which would negatively affect our results of operations and financial condition. A significant portion of our cash, cash equivalents and marketable securities are held in our subsidiary in Singapore. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we may incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

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

        We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position. On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our federal income tax returns for fiscal 1994 through 1996. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements were filed with the U.S. Tax Court. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. The IRS is currently auditing our federal income tax returns for fiscal 1998 and 1999. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments, and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

        If our products do not operate effectively with other products, our net revenues could be negatively affected. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  microprocessors;

  •
  peripherals; and

  •
  operating system software.

        We depend on significant cooperation with these manufacturers to achieve our design objectives and develop products that operate successfully with their products. We believe that we generally have good relationships with leading system, peripheral, and microprocessor suppliers; however, these suppliers may, from time to time, make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine, as a result of competition or other factors, that our technology or products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis, or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. In addition, these suppliers may decide to compete with us. If any of these events were to occur, our revenues could be adversely affected.

        We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing. As of September 30, 2002, we had approximately $332.4 million in aggregate principal amount of convertible subordinated notes outstanding. While we believe that our current liquidity will be sufficient to support our operations over the next twelve months, we may need to seek additional equity or debt financing from time to time, including issuance of warrants, and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

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

        Failure to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected. Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for our business, while simultaneously implementing extensive new company-wide expense control programs. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decrease in employee morale.

        We hold minority interests in certain non-public companies, and if these companies face financial difficulties in their operations, our investments could be impaired. We continue to hold minority interests in certain privately held companies. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the current economic downturn, our investments in these companies may be impaired, which could adversely affect our financial results. For example, we recorded impairment charges in the second quarter of fiscal 2003 and in the first and third quarters of fiscal 2002 related to a decline in the values of certain minority investments deemed to be other than temporary.

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

Failure to improve our infrastructure may adversely affect our business.

        We need to continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. Failure to implement and maintain appropriate operational, financial and management information systems, procedures and controls could have a material adverse effect on our business, results of operations and financial condition.

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

        Terrorist acts and acts of war may seriously harm our business and net revenues, costs and expenses and financial condition. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could significantly impact our net revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a Company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)
Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        In December 1999, the Company purchased Distributed Processing Technology Corp. ("DPT") and, as part of the purchase agreement, $18.5 million of the purchase price was held back, (the "Holdback Amount") from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which resulted in a loss of revenues and additional expenses to the Company. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection to the Company's claim. Under the terms of the purchase agreement, the Company's claim has been submitted to arbitration. The arbitration hearings began in October 2002. While the Company believes that its claims are meritorious, the Company cannot predict with certainty how the matter will be resolved.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on August 22, 2002 at our principal executive offices located in Milpitas, California. Of the total 106,507,406 shares of our common stock outstanding as of the record date, 88,131,221 shares (83%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld
Carl J. Conti	83,374,890	4,756,331
Victoria L. Cotten	59,328,847	28,802,374
John C. East	83,475,842	4,655,379
Lucie J. Fjeldstad	82,524,078	5,607,143
Joseph S. Kennedy	83,470,954	4,660,267
Ilene H. Lang	82,549,271	5,581,950
Robert J. Loarie	81,091,104	7,040,117
Robert N. Stephens	83,398,963	4,732,258
Douglas E. Van Houweling	78,735,421	9,395,800

        In addition, our stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 31, 2003. The proposal received 84,352,673 affirmative votes, 3,666,537 negative votes, 112,011 abstentions and no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:
	Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ DAVID A. YOUNG David A. Young Vice President and Chief Financial Officer (principal financial officer)	Date: November 12, 2002
By:	/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: November 12, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert N. Stephens, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Adaptec, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ROBERT N. STEPHENS Robert N. Stephens Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Young, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Adaptec, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ DAVID A. YOUNG David A. Young Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX