Form 10-K/A
period 2002-03-31
ADAPTEC INC
filed 2003-01-15
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, $.001 Par Value

Common Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    Yes ☐    No ☒

        Based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on June 17, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,035,873,584. Shares of Common Stock held by each executive officer and director of the Registrant and by each person known by the Registrant to own 10% or more of its outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 106,500,406 at June 17, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following document are incorporated by reference into Part III, of this Annual Report on Form 10-K: Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K/A includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

        References made in this Annual Report on Form 10-K/A to "Adaptec," the "Company," the "Registrant," "we," "our" or "us" refer to Adaptec, Inc. and its wholly-owned subsidiaries.

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

        We compete in our markets on the basis of the following core competencies:

  •
  Accelerating time to market.  We strive to lead the storage market in technology transitions as a way to generate OEM design wins.

  •
  Delivering value-added software.  We provide software drivers, basic input/output system, integration, graphical user interfaces, redundant array of independent disks, or RAID, firmware, protocol stacks and compatibility testing that we believe offer value to OEM customers and reduce support costs for OEM and distribution partners.

  •
  Designing innovative ASICs.  We decide on a product-by-product basis how best to invest in application specific integrated circuits, or ASICs, that will provide competitive advantages to our customers. For example, we provide highly-integrated ASICs for the small computer system interface, or SCSI, market, and we are introducing ASICs for the Internet Protocol SCSI, or iSCSI, market.

  •
  Enhancing brand equity.  We have been providing storage access solutions for over 20 years, which we believe has provided us with strong brand recognition and customer loyalty.

        We currently operate in three business segments:

  •
  Storage Solutions Group ("SSG"):  SSG's interface products enable the movement, storage and protection of data across a range of server platforms, direct attached storage servers, storage area networks, or SAN, based servers, network attached storage devices and storage subsystems. These products bring Host Input/Output, or I/O, technology, including SCSI and RAID solutions to storage applications. We have recently introduced our DuraStor external storage products, and we have shipped evaluation units of our Ultra320 SCSI products to our OEM customers for testing and integration.

  •
  Desktop Solutions Group ("DSG"):  DSG provides high-performance I/O, connectivity solutions for personal computing platforms, including notebook and desktop PCs and consumer electronic devices. These products provide USB 2.0, FireWire /1394 and SCSI connectivity. In fiscal 2002, we introduced several USB 2.0 host adapter and hub products.

  •
  Storage Networking Group ("SNG"):  SNG provides storage connectivity solutions for servers, storage devices, fabric switches and network attached storage devices. Our products incorporate iSCSI, TCP/IP offload engine, or TOE, functionality, fibre channel and multi-port ethernet technologies. We are currently providing evaluation units of our iSCSI and TOE products to OEM customers for testing and integration.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our Software segment, Roxio, Inc., in the form of a fully independent and separate company in May 2001. Unless otherwise indicated, the discussion in this Annual Report on Form 10-K/A relates to our continuing operations.

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

        Roxio.    In May 2001, we completed the spin-off of our software division, Roxio. The primary goals of the separation were to create greater value for our stockholders and allow us and Roxio to pursue our growth and strategic objectives. The spin-off has allowed us to focus on our core business of improving access to and protection of information stored on servers, networks and desktops.

Business Segments overview

        Following are discussions of our principal business segments and key activities in these segments during fiscal 2002:

Storage Solutions Group

        Our SSG segment develops, manufactures and markets Host I/O, RAID and external RAID products that provide data movement and protection solutions used by Intel and Unix-based servers, network attached storage devices and SAN storage subsystems.

        Host I/O.    Driven by market needs for capacity and data protection, the SCSI interface supports I/O requirements for both high-performance hard disk drives and easy-to-use external connections generally used for tape back-up devices. We pioneered SCSI technology, which connects the central processing unit to internal and external peripherals, including storage devices. SCSI provides high-speed data transfer rates for disk drives and is highly effective in eliminating I/O bottlenecks in high-traffic server environments. We have recently announced our efforts in extending our Host I/O business by developing next generation I/O solutions including both Serial Advanced Technology Attachment and Serial Attached SCSI, or SAS, products. In addition, we have shipped evaluation units of our Ultra320 SCSI products to our OEM customers for testing and integration. Ultra320 SCSI offers data transfer rates of up to 320 megabytes per second per channel. This is twice the speed of the current SCSI standard and will provide customers with additional bandwidth and performance. These Ultra320 products include the next generation in the Peripheral Component Interconnect bus, called PCI-X, which increases the speed of the traditional internal server bus.

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

        External Storage.    We have recently introduced our DuraStor external storage products for both SCSI and fibre channel, which are designed to provide a high level of data availability and scalability in direct attached storage and SAN environments. These products are sold through our channel distributors, and we make on-site service and support available for these products.

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

Storage Networking Group

        Our SNG segment develops, manufactures and markets storage connectivity solutions for servers, storage devices, fabric switches and network attached storage devices. The segment focuses on bringing new levels of functionality, performance and interoperability to iSCSI, multi-port fast ethernet and fibre channel markets. Customers' needs for storage are changing in response to the growth of data storage requirements driven by increased internet usage and other factors. In response to demand for lower cost data management, increased data availability, higher performance and simplified storage scalability, multiple storage fabric architectures are emerging, where storage devices are connected directly into a network-like fabric.

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

        The primary goals of the separation were to create greater value for our stockholders and allow us and Roxio to pursue our growth and strategic objectives. We concentrate on improving access to and protection of information stored on servers, networks and desktops, while Roxio focuses on digital media. The spin-off was designed to enable Roxio to have its own sales force and other employees focused specifically on the software business and related opportunities. It gave Roxio greater ability to modify its business process and organization to better fit the needs of its business, customers and employees. In addition, the spin-off was designed to enhance Roxio's ability to attract and retain qualified personnel through its own incentive compensation programs that are tied to the market performance of its common stock and linked to the performance of its business. Finally, as a separate company, Roxio has direct access to the capital markets to fund operations and acquire businesses, key products and technologies.

Products

SSG Products

        Our SSG products primarily include SCSI, RAID and external storage solutions that move, manage and protect critical information intelligently, providing enhanced data performance and security in the server marketplace.

        Host I/O.    Our Host I/O products, which incorporate our proprietary ASIC technologies, provide customers with the latest high-speed PCI and SCSI technology. These technologies can be applied to a variety of the solutions our products address, including server motherboard solutions, RAID on motherboard, or ROMB, solutions, zero-channel RAID solutions, SCSI host bus adapters, RAID host bus adapters, network attached storage and external RAID solutions. Our SCSI ASICs can manage all I/O processing activity, thereby freeing the central processing unit to perform other operations. To expand further the market for our products, we are continuing to develop next-generation serial I/O solutions.

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

        External Storage.    We have recently introduced our DuraStor external storage products for both SCSI and fibre channel, which provide a high level of data availability and scalability in network attached storage and SAN environments. These products are sold through our channel distributors, and we make on-site service and support available for these products.

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

        Products Under Development.    As described above under Business Segments Overview—Storage Networking Group, the storage market is gradually evolving from storage that is an integral part of the network server to storage architectures consisting of network-like fabrics of storage devices. Based on our extensive experience with SCSI technology, we believe that iSCSI technology presents a very attractive approach to providing solutions for the developing SAN markets. We began to pursue this technology first through our internal research and development efforts and accelerated our iSCSI and TOE capabilities with the acquisition of Platys in fiscal 2001.

        Our SNG segment is currently focused on the development of products that will provide iSCSI and TOE functionality, including multi-function iSCSI host bus adapters, TOE NIC cards and fibre channel to Internet Protocol, or FC/IP, ASICs. Our TOE NIC cards are designed for use in servers and network attached storage devices, providing general purpose TCP/IP offload functionality, easing the processing burden on host central processing units. Our FC/IP ASICs are designed for use in switches, and enable fibre channel SANs to be connected to the Internet for purposes of Internet storage, disaster recovery and mirroring functionality. We are currently providing samples of these products to our OEM customers for testing and evaluation.

        Existing Products.    Our DuraLAN family of single-port and multi-port NICs is designed to maximize the performance of PCI servers operating on fast ethernet and ethernet networks. They are designed to increase bandwidth, reliability and network availability. For applications requiring maximum throughput, such as graphics, multimedia and databases, NICs increase the performance of both 64-bit and 32-bit servers that provide critical local and wide area network solutions. Our DuraLAN technology maximizes throughput by providing a fast ethernet to PCI connection for LAN-based servers.

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

Disk Interface products

        We have shipped evaluation units of the next generation of our SCSI technology, Ultra320 SCSI, which will offer data transfer rates of up to 320 megabytes per second per channel. This is twice the speed of the current SCSI standard and will provide customers with additional bandwidth and performance. Ultra 320 products will be used for disk I/O and building blocks for our RAID controller products. We are also introducing products which implement the next generation in the PCI-X, which is designed to dramatically increase the speed of the traditional internal server bus. Adaptec is also investing in next generation disk interface products around emerging Serial ATA and SAS standards, and next generation host interconnects such as PCI-X 2.0 and PCI Express.

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

        We maintain training and support for channel customers including value-added resellers, system integrators and distributors. Sales to these channel customers accounted for approximately 53% and 54% of our total revenues in fiscal 2001 and 2002, respectively. Sales and marketing to OEMs, value-added resellers, system integrators and distributors are primarily handled by our direct sales force and our marketing and engineering teams. Members of senior management familiar with customers' markets and needs frequently participate in the marketing process. We also sell board-based products to end-users through major computer product retailers to whom we provide technical support worldwide.

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

        Our major OEM customers in fiscal 2002 included Dell, Fujitsu, Fujitsu-Siemens, Hewlett Packard/Compaq and IBM. Major distributors in fiscal 2002 included Actebis, Ingram Micro, SoftBank, Synnex and Tech Data. We also sell direct to a number of manufacturing facilities, including Celestica, SCI Systems and Solectron, which generally act as agents for our OEM customers. Major retail customers in the DSG segment in fiscal 2002 included Circuit City, CompUSA, Fry's Electronics and Micro Center. For each category of our customers listed above, we have alphabetically listed our top customers based on total revenues in fiscal 2002.

        In fiscal 2002, Dell and Ingram Micro accounted for 15% and 11%, respectively, of our total net revenues. In fiscal 2001, Ingram Micro accounted for 13% of our total net revenues. In fiscal 2000, Ingram

Micro and Dell Computer each accounted for 12% of our total net revenues. Our sales to Ingram Micro are currently made under two separate master purchase agreements, covering sales to the United States, Canada, Latin America and Asia and to Europe. These master purchase agreements, similar to agreements we may have in place with other customers, are intended to facilitate purchase transactions between Ingram Micro and us and do not require Ingram Micro to make purchases from us in any prescribed amount.

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

Competition

        The markets for all of our products within the SSG, DSG and SNG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards and competitive price pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on technology-intensive solutions. We provide a comprehensive array of solutions ranging from connectivity products for the personal computing market to high-performance products for the enterprise-wide computing and networked environments. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals.

        We believe the principal competitive factors in the markets for our SSG products are:

  •
  product performance;

  •
  scalability and interoperability;

  •
  reliability, technical service and support;

  •
  product features and functionality; and

  •
  brand awareness.

        We believe that at present we compete favorably with respect to each of these factors. For example, the architecture of our Host I/O, RAID and external storage products enables these products to be scalable in order to continue to meet the requirements of our OEM customers. We have also received feedback from our OEM and channel customers that our SSG products are more compatible with their unique driver requirements than our competitors' products. In addition, we believe that our worldwide customer support organization is one of our key strengths that distinguishes us from our competitors. Finally, we have been providing storage access solutions for over 20 years, which we believe has provided us with strong brand recognition and customer loyalty for our SSG products.

        We believe the principal competitive factors in the markets for our DSG products are:

  •
  product performance/price;

  •
  brand awareness; and

  •
  reliability, technical service and support.

        We believe that at present we compete favorably with respect to each of these factors. For example, we have received positive feedback from customers regarding the performance of our new USB and FireWire/1394 solutions. In addition, we believe that our products are competitively priced relative to their high level of performance. Finally, we believe that we compete favorably with respect to brand awareness and reliability, technical service and support for the reasons cited above with respect to our SSG products.

        We believe the principal competitive factors in the markets for our SNG products are:

  •
  product performance;

  •
  scalability and interoperability; and

  •
  brand awareness.

        We believe that at present we compete favorably with respect to each of these factors in our efforts to secure design wins for our iSCSI products. We have invested over three years of research and development efforts in the development of our iSCSI products, and believe that such investment has provided us with a competitive advantage over our competitors. For example, in documented laboratory testing, our iSCSI products have demonstrated significantly higher transfer rates than our competitors' products. We have also designed our iSCSI products to be highly scalable, so that we will be able to continue to meet our customers' performance requirements. In addition, we participate at "plug-fests," which are industry events at which we have demonstrated the feasibility of iSCSI SANs using our iSCSI products with complementary products from other vendors. Finally, we believe that our strong brand recognition with respect to our SCSI products will significantly assist us in our efforts in marketing and selling our iSCSI products.

        Our SCSI products in the SSG segment compete primarily with product offerings of LSI Logic, as well as with other technology alternatives, such as ATA. Our RAID solutions compete primarily with the product offerings of LSI Logic, Mylex, and Promise. In addition, our RAID solutions also compete indirectly with RAID solutions developed internally by major systems providers, notably Compaq. In the DSG segment, our SCSI solutions compete primarily against technology alternatives such as USB and FireWire/1394, which are available from companies such as Belkin, Dazzle Multimedia, Pinnacle Systems and SIIG. In the SNG segment, our competitors are numerous, ranging from large corporations to many relatively small and highly specialized firms. In the developing iSCSI marketplace, we expect to face competition for design wins from established fibre channel competitors such as Emulex and QLogic. We also expect to face competition from new entrants, which may include established Ethernet suppliers such as Broadcom and Intel, as well as a number of smaller, specialized network adapter companies. Our NICs primarily compete with 3Com, Intel and Netgear. Our fibre channel products primarily compete with Emulex, JNI and QLogic.

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

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects as our backlog levels vary with product availability, delivery lead times and customer order delays, changes or cancellations. In our distributor channel, we typically receive requests for product to be delivered within two weeks or less. We maintain remote inventory locations at many of our major OEM's sites and delivery occurs when the OEM customer accepts our product into its own inventory. Accordingly, our backlog as of any particular date is not a meaningful indicator of future sales. Our backlog was approximately $25 million and $30 million at March 31, 2001 and March 31, 2002, respectively. Backlog at March 31, 2002 consisted of $26 million related to our SSG segment, $2 million related to our DSG segment and $2 million related to our SNG segment.

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

Item 6. Selected Financial Data

        The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. The information below has been restated to account for Roxio as discontinued operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We operate in an industry sector where stock values are highly volatile and may be influenced by economic and other factors beyond our control. We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors. See additional discussion contained in "Risk Factors" set forth in Part I, Item 1 of this Annual Report on Form 10-K/A for the year ended March 31, 2002, which is incorporated by reference into this Part II, Item 7.

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

        Revenue Recognition:    Our policy is to recognize revenue from product sales, including sales to distributors and resellers, upon shipment, provided persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Our software revenue recognition policy is in accordance with Statement of Position No. 97-2, "Software Revenue Recognition." For software product sales to distributors, revenue is recognized upon product shipment to the distributors provided that all fees are fixed or determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. For software product sales to OEMs, revenue is recognized upon product shipment and based on royalty reports from the OEMs, provided that all fees are fixed and determinable, persuasive evidence of an arrangement exists and collectibility is reasonable assured. Costs related to post-contract support obligations, which primarily include telephone support for certain products, are accrued and have been insignificant to date. As part of our revenue recognition policy, we analyze various factors, including a review of specific transactions, historical experience and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products subject to certain conditions. We establish allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." We also establish allowances for rebate payments under certain marketing programs entered into with distributors. These allowances determine our revenue reserves and are recorded as direct reductions of revenue and accounts receivable. We make estimates of future returns and rebates based primarily on our past experience as well as the volume and price mix of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from our estimates.    However, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

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

Fiscal 2002

IBM ServeRAID agreements

        In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and a three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal RAID and external RAID products. Under the product supply agreement, we will supply RAID hardware and software to IBM for use in IBM's xSeries servers. The agreement does not contain minimum purchase commitments from IBM and we cannot be assured of the future revenue we will receive under this agreement. Either party may terminate the technology licensing agreement if the other party materially breaches its obligations under the agreement. The product supply agreement automatically terminates at the end of three years or earlier upon breach of a material contract obligation by us or upon the occurrence of any transaction within two years of the effective date of the agreement that results in: (i) a competitor of IBM beneficially owning at least 10% of our voting stock or any of our affiliates; or (ii) a competitor of IBM becoming entitled to appoint a nominee to our board of directors; or (iii) a director, office holder or employee of a competitor of IBM becomes one of our directors.

        In consideration, we paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of our common stock at an exercise price $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. We allocated $12 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to our channel and OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon our estimate of their respective levels of risk. The technology license fee and the supply agreement shall be amortized to "Costs of revenues" and "Net revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

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

        We expected that the value of our collaboration with Agilent would be from the introduction of two-gigabit host bus adapters. However, the transition in the fibre channel market from one-gigabit to two-gigabit fibre channel host bus adapters developed more slowly than we had anticipated, and as such, the minimum royalties due under our agreement with Agilent were significantly greater than the revenues generated from sales of our products incorporating the licensed technology. We believed that such royalties would continue to be out of proportion to the revenue we could expect to achieve under the agreement. For this reason, in June 2001, Agilent and we mutually agreed to terminate our agreement. As a result, we paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply us with the Tachyon chips used in our fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of March 31, 2001. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Consolidated Statement of Operations for fiscal 2002. The termination of the agreement does not affect the warrants issued to Agilent.

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

        Net revenues from our SSG segment in fiscal 2002 primarily consisted of revenues from sales of our Host I/O, or SCSI, and RAID products. Fiscal 2002 net revenues from the SSG segment decreased from the prior year due to a decline in sales volume across our SCSI and RAID product categories, due to an industry-wide slowdown in capital spending. This resulted in reduced end-user demand for servers and storage systems and caused our OEM and channel distributor customers to focus on reducing their inventories on hand.

        We are beginning the transition from our Ultra 160 family of products, the major product family of our SSG segment, to our new family of Ultra 320 products. We expect that this transition will occur over a period of several quarters. As a result of this transition, we expect to see a shift in our product mix towards sales of a greater portion of RAID products as compared to Host I/O products, than had been the case in the Ultra 160 line of products. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in achieving design wins for, and ultimately selling, our Ultra 320 products to our current, and to new, customers.

        Net revenues from our DSG segment in fiscal 2002 consisted of revenues from sales of our SCSI-based desktop computer solutions, USB host-bus adapters and FireWire/1394 solutions. Fiscal 2002 net revenues from the DSG segment decreased from the prior year, due to the continued decline in the demand for SCSI-based desktop computer solutions. The continuing decline in demand resulted from the penetration of other lower cost solutions, including our FireWire/1394 and USB 2.0 products. This decline was partially offset by increased sales of our FireWire/1394 solutions, which include the FireConnect 4300 Kit launched in the third quarter of fiscal 2001, the DVpics Digital Video Editing Kit launched in the fourth quarter of fiscal 2001, and our USB 2.0 host-bus adapters launched in the first quarter of fiscal 2002. We expect revenue from our SCSI-based desktop computer solutions to continue to decline.

        Net revenues from our SNG segment in fiscal 2002 consisted of revenues from sales of our NICs and fibre channel products. Fiscal 2002 net revenues from the SNG segment decreased from the prior year as a result of reduced sales volume of our 10/100 gigabit NICs resulting from certain OEMs transitioning their product lines to the next generation 1 gigabit NIC technology. We chose not to participate in this particular product transition because we focused our research and development efforts on 1 gigabit TOE network accelerator cards, which we expect will offer faster performance and result in a stronger return on investment for our customers. As a result, we expect revenues from our existing 10/100 gigabit NIC products, which represented approximately 75% of our net revenues from our SNG segment in fiscal 2002, to continue to decline.

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

        Gross Margin.    Our fiscal 2002 gross margin was 52% as a percentage of net revenues, compared to 53% in fiscal 2001 and 62% in fiscal 2000. Gross margin in fiscal 2002 was negatively affected by excess manufacturing capacity due to lower production volumes, and proportionately higher sales of lower margin products. The lower production volumes reflected the reduced demand for our products caused by lower demand for servers and storage systems. Our RAID products generally carry lower margins than our Host I/O products, and to the extent that the revenues from our RAID products increase relative to revenues from our Host I/O products, we would expect our margins to be impacted accordingly.

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

        The increase in research and development expense is primarily a result of deferred compensation charges in association with the Platys acquisition of $18.6 million taken in fiscal 2002. Excluding the deferred compensation charges, our spending declined 6% in fiscal 2002 over fiscal 2001. The decrease in spending, net of deferred compensation charges, was primarily due to reductions of infrastructure spending and headcount associated with our restructuring plans implemented in the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002. The impact of the restructuring was partially offset by additional research and development spending as a result of the Platys acquisition in the second quarter of fiscal 2002 and our related continued investment in iSCSI technology. Excluding the deferred compensation charges, research and development expenses as a percentage of net revenues were 25% for fiscal 2002. We remain committed to significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the Internet Protocol, or IP, storage, RAID, SCSI, and desktop computer markets. These new investments include iSCSI and InfiniBand in our SNG segment; and RAID on motherboard, or ROMB, zero-channel RAID, external RAID subsystems, and Ultra320 SCSI in our SSG segment.

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

        The decrease in selling, marketing and administrative expenses was primarily attributable to the reductions of our workforce, our marketing programs and other discretionary spending as a result of the restructuring plans implemented in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. We reduced our selling, marketing and administrative expenses by approximately $32.0 million due to reductions in corporate advertising and marketing programs of $11 million, world-wide workforce of $10 million and $11 million relating to various discretionary expenses, including consulting, travel and other outside services. The decrease, however, was partially offset by deferred compensation charges in association with the Platys acquisition of $11.7 million in fiscal 2002. Excluding the deferred compensation charges, our spending declined 25% in fiscal 2002 over fiscal 2001. Excluding the deferred compensation charges, selling, marketing and administrative expenses as a percentage of net revenues was 22% for fiscal 2002.

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

        We expect to complete the initial projects and begin shipping products no earlier than the second half of fiscal 2003 with completion and commercialization of products from all of the in-process projects to occur by the end of fiscal 2004. The completion of all in-process projects will occur six months to one year after the estimated completion dates used for valuation of the assets acquired. The longer development period is due to customers requesting increased functionality to be incorporated into the initial product. These additional functionalities have significantly increased the complexity and added to the development costs of each of the in-process projects. We expect the costs to bring all of the various in-process projects to completion to be approximately $37 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability and our future growth will be impaired. Additionally, the value of the intangible assets acquired may become impaired.

        In connection with our acquisition of DPT, approximately $16.7 million of the purchase price was allocated to in-process technology, which consisted of next generation RAID controllers, and was written off in fiscal 2000.

Restructuring Charges.

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, we announced a series of actions to further reduce costs and tailor our expenses to current revenues for each of our segments. We recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million in losses on termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and write-down of $0.2 million of leasehold improvements, furniture and fixtures and equipment. The terminated employees were primarily in the manufacturing, administrative, sales, marketing and engineering functions. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

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

        Fiscal 2001 Restructuring Plan:    In response to the economic slowdown, our management implemented a plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across all our segments, and we recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. The positions were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in

Belgium. We also eliminated approximately 175 open positions as a result of the restructuring. Additionally, we accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. We wrote off leasehold improvements, furniture and fixtures, and production related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, we wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. We accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring. As a result of our fiscal 2001 restructuring plan, we estimate that we reduced our annual infrastructure spending by approximately $30 to $40 million, of which approximately 20%, 65% and 15% will be reflected as a reduction in cost of revenues, research and development expenses, and selling, marketing and administrative expenses, respectively.

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

        Our effective income tax rate is generally less than the combined U.S. federal and state statutory income tax rate of 40% due to income earned in Singapore where the Company is subject to a significantly lower income tax rate, resulting from a tax holiday relating to certain products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2005, subject to certain conditions. In fiscal 2002, the Company recorded a tax provision of $7.5 million because it did not derive a tax benefit from its net loss primarily due to the write-off of acquisition expenses not deductible for tax purposes and the recording of a valuation allowance against certain asset impairment charges. The increase to the valuation allowance in fiscal 2002 primarily relates to asset impairment charges incurred in fiscal 2002, the future tax benefit of which is not assured. In fiscal 2001, the tax rate was impacted by impairment charges, amortization of goodwill and other intangibles, and the write-off of acquired in-process technology in excess of amounts deductible for tax purposes.

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

Liquidity and Capital Resources

        Operating Activities.    Net cash provided by operating activities during fiscal 2002 was $32.2 million. Operating cash primarily resulted from our net loss of $196.7 million, adjusted for non-cash items including depreciation and amortization, restructuring and other charges and amortization of goodwill and other intangibles, amortization of deferred stock-based compensation and write-off of acquired in-process research and development in connection with our acquisition of Platys, as well as the decrease in our inventories as we focused on reducing our inventory levels. The Company made a concerted effort to reduce its inventory in fiscal 2002 in light of the declining demand for its products and the economic slowdown.

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

        Net cash used for financing activities during fiscal 2001 was $162.8 million. The cash outflows were primarily a result of physically settling various equity contracts entered into in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, as part of our authorized stock repurchase programs, whereby we sold put warrants and purchased call warrants on our common stock. The put warrants potentially obligated us to repurchase up to 2.5 million shares of our common stock at prices ranging from $23 to $46, whereas the call warrants gave us the right to repurchase up to 1.5 million shares of our common stock at prices ranging from $27 to $44. The premiums on the purchase of the call warrants totaled $7.7 million and the premiums on the sale of the put warrants totaled $15.2 million. The net premiums received were used for general business purposes. The settlement terms included physical settlement, cash settlement or net-share settlement at our option. During fiscal 2001, we physically settled all of the equity contracts whereby we repurchased 2.5 million shares of our common stock at prices ranging from $23 to $46, resulting in total cash payments of $97.3 million. All equity contracts were settled by March 31, 2001. We also repurchased and retired a total of 3.0 million shares of our common stock under our authorized buy-back programs at an average price of approximately $24, resulting in a total cash payment of $71.1 million. In addition, $19.1 million of stock repurchases accrued as of March 31, 2000 was paid on April 1, 2000. The cash outflows were partially offset by the proceeds received from the issuance of common stock to employees.

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

        Liquidity.    As of March 31, 2002, we had $803.7 million of cash, cash equivalents and marketable securities, of which approximately $504 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our U.S. parent company, if we were to do so, additional income taxes at the combined United States federal and state statutory rate of approximately 40% may be incurred from the repatriation. In May 2001, we obtained a revolving line of credit of $20.0 million that expires in August 2002. We expect to renew this line of credit. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2003.

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

Item 8. Financial Statements and Supplementary Data

        See the index appearing under Item 14(a)(1) on page 51 of this Annual Report on Form 10-K/A for the Consolidated Financial Statements at March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002 and the Report of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors is incorporated by reference from the information under the captions: "Election of Directors—Nominees" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2002, or the Proxy Statement. Information with respect to our executive officers is included in Part I of this Annual Report on Form 10-K/A under the heading "Executive Officers."

Item 11. Executive Compensation

Summary Compensation

        The following table presents information about the compensation for fiscal 2002 awarded to, earned by or paid to (i) our Chief Executive Officer and (ii) our four other most highly compensated executive officers whose salary and bonus for fiscal 2002 were more than $100,000. We provide benefits to our executive officers that are generally available to all of our employees. The amount of executive level benefits and perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of total salary for fiscal 2002 for any executive officer. We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation
	Fiscal Year					Restricted Stock Award(s)	Securities Underlying Options		All Other Compensation(1)
Name and Principal Position		Salary		Bonus
Robert N. Stephens, President and Chief Executive Officer	2002 2001 2000	$616,751 647,116 569,288		$	— — 1,200,000	— — —	1,225,151 340,000 505,000	(5) (4) (4)	$15,968 14,945 1,750
Robert L. Schultz, Jr., Former Chief Operating Officer	2002 2001 2000	379,539 398,077 215,384	(2)		— — 350,000	— — —	500,000 315,000 200,000	(5) (4) (4)	9,629 9,497 378
David A. Young, Vice President, Chief Financial Officer and Assistant Secretary	2002 2001 2000	300,000 131,538 —	(3)		— 485,118 —	— — —	49,704 215,000 —		15,968 6,744 —
Kenneth B. Arola, Vice President, Corporate Controller and Principal Accounting Officer	2002 2001 2000	215,385 190,927 172,882	(4)		— — 90,000	— — —	86,036 56,000 10,000	(6) (5) (5)	10,296 9,501 9,021
Kok Yong (K.Y.) Lim, Vice President, Manufacturing	2002 2001 2000	167,030 185,958 175,708			— — 198,267	— — —	70,107 90,000 25,000	(6) (5)	498 400 382

(1)
Represents life insurance premiums.

(2)
Mr. Schultz's 2000 compensation represents what he earned from his hire date of July 19, 1999 through March 31, 2000.

(3)
Mr. Young's 2001 compensation represents what he earned from his hire date of October 10, 2000 through March 31, 2001.

(4)
Includes a one-time vacation payout of $15,385.

(5)
Includes stock options that were cancelled on June 21, 2001 in connection with our Grant Program. The Grant Program allowed our employees, including executive officers and employee directors, to cancel certain options in exchange for the right to receive new options for the same amount of shares subject to the cancelled options. The replacement options were granted on December 27, 2001. See "Report on Executive Compensation—Stock Option Exchange Program."

(6)
Includes stock options that were granted on December 27, 2001 in connection with our Grant Program. See "Report on Executive Compensation—Stock Option Exchange Program."

        All other information regarding executive compensation is incorporated by reference from the information under the caption: "Executive Compensation" and "Report of Executive Compensation" in our Proxy Statement.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.
Index to Financial Statements:

        The following Consolidated Financial Statements and Report of Independent Accountants are contained in this Annual Report on Form 10-K/A:

2.
Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(in thousands)

	Balance at Beginning Of Period	Additions	Deductions	Balance at End of Period
Year ended March 31, 2002
Allowance for doubtful accounts	$1,940	$(400)	$426	$1,114
Sales returns	12,205	18,239	25,270	5,174
Allowances	3,238	5,331	6,353	2,216
Year ended March 31, 2001
Allowance for doubtful accounts	$707	$1,434	$201	$1,940
Sales returns	8,951	26,473	23,219	12,205
Allowances	1,504	10,802	9,068	3,238
Year ended March 31, 2000
Allowance for doubtful accounts	$1,786	$288	$1,367	$707
Sales returns	8,643	29,420	29,112	8,951
Allowances	3,263	6,913	8,672	1,504

3.
Exhibits:

Exhibit Number	Description	Notes
2.01	Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.02	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	15
2.03	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.04	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.05	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.06	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	15
2.07	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.08	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.09	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.10	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.11	Real Estate Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.12	Manufacturing Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.13	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	15
2.14	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.15	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	16
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02	Bylaws of Registrant, as amended on February 7, 2002.	18
4.01	Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	10
4.02	First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03	Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	14
4.04	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	19
4.05	Form of 3% Convertible Subordinated Note.	19

4.06		Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	19
4.07		Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	19
4.08		Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	18
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.04	†	1990 Stock Plan, as amended.	14
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	14
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	11
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.16	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.17	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.18		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.19		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
10.20		License Agreement between International Business Machines Corporation and the Registrant.	7

10.21	Amendment to License Agreement between International Business Machines Corporation and the Registrant.	20
10.22	Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	20
21.01	Subsidiaries of Registrant.	20
23.01	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.01	Power of Attorney.	20
99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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

(20)
Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of said form.

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

ADAPTEC, INC.

/s/ ROBERT N. STEPHENS* Robert N. Stephens President and Chief Executive Officer
Date: January 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT N. STEPHENS* Robert N. Stephens	President, Chief Executive Officer and Director (principal executive officer)	January 14, 2003
/s/ DAVID A. YOUNG David A. Young	Vice President and Chief Financial Officer (principal financial officer)	January 14, 2003
/s/ KENNETH B. AROLA* Kenneth B. Arola	Vice President and Corporate Controller (principal accounting officer)	January 14, 2003
/s/ CARL J. CONTI* Carl J. Conti	Chairman	January 14, 2003
/s/ VICTORIA L. COTTEN* Victoria L. Cotten	Director	January 14, 2003
/s/ JOHN C. EAST* John C. East	Director	January 14, 2003
/s/ LUCIE J. FJELDSTAD* Lucie J. Fjeldstad	Director	January 14, 2003
Joseph S. Kennedy	Director

/s/ ILENE H. LANG* Ilene H. Lang	Director	January 14, 2003
/s/ ROBERT J. LOARIE* Robert J. Loarie	Director	January 14, 2003
/s/ DR. DOUGLAS E. VAN HOUWELING* Dr. Douglas E. Van Houweling	Director	January 14, 2003
*By:	/s/ DAVID A. YOUNG David A. Young Attorney-in-fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert N. Stephens, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Adaptec, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 14, 2003	/s/ ROBERT N. STEPHENS Robert N. Stephens Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Young, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of Adaptec, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 14, 2003	/s/ DAVID A. YOUNG David A. Young Chief Financial Officer

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

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of corporate bonds, commercial paper, municipal securities, and U.S. government securities with original maturities beyond three months. All marketable securities are held in the Company's name and are held with high quality financial institutions. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Marketable equity securities represent our equity holding in a public company. Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value with unrealized gains and losses, net of income tax, recorded in "Accumulated other comprehensive income, net of tax" as a separate component of stockholders' equity on the Consolidated Balance Sheets. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other than temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets. Unrealized losses considered other than temporary are charged to "Interest and other income" in the Consolidated Statement of Operations in the period in which the determination is made. Gains and losses on securities sold are determined based on the average cost method and are included in "Interest and other income" in the Consolidated Statements of Operations. The Company does not hold its securities for trading or speculative purposes. As of March 31, 2002, a significant portion of the Company's cash, cash equivalents and available-for-sale marketable securities was held by its Singapore subsidiary. If the Company repatriates cash from the Singapore subsidiary to the U.S. parent company, additional income taxes may be incurred from the repatriation.

        Restricted marketable securities consist of U.S. government securities that are required as security under the 3% Convertible Subordinated Notes Indenture (Note 7).

Concentration of Risk

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

        The Company currently purchases all of the finished production silicon wafers used in its products from Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, and if TSMC fails to meet the Company's manufacturing needs, it would delay production and product shipments to the Company's customers.

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

Other Long-Term Assets

        The Company's other long-term assets primarily include advance payments to TSMC, technology and patent license fees and minority investments. The advance payments to TSMC were made in exchange for guaranteed wafer fabrication capacity through December 31, 2004 (Note 8). The advance payments are reduced as wafers are purchased from TSMC during each period. The Company classifies only those payments expected to be utilized within one year as current assets and the remaining payments are classified as other long-term assets. The technology license fee consists of fees paid to International Business Machines Corporation ("IBM") for use of certain technology (Note 16). The patent license fee represents a license fee for the use of certain IBM patents through June 30, 2007. The Company classifies only the license fees that will be amortized within one year as a current asset and the remaining license fees are classified as a long-term asset. Minority investments include investments in certain nonpublic companies (Note 10). The Company accounts for its minority investments at the lower of cost (including adjustments for other than temporary impairments) or estimated realizable value. These long-term assets are evaluated periodically for potential impairment.

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

        Deferred Stock-Based Compensation:    In exchange for certain Platys' common stock which was subject to repurchase at the date of acquisition, the Company committed to pay $6.9 million of cash (the "Unvested Cash") and issued 0.9 million shares of the Company's common stock valued at $10.1 million (the "Restricted Stock") to certain employee shareholders. The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and carries all the rights associated with the outstanding common stock of the Company. Unvested Restricted Stock is subject to the Company's right of repurchase if the employee shareholders' employment with the Company terminates. The Company recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. The payment of the Unvested Cash is also contingent upon the employee shareholders' continued employment with the Company. The Unvested Cash is being paid and recognized as compensation expense as the Restricted Stock vests. As of March 31, 2002, there remains $4.4 million of Unvested Cash to be paid.

        In addition, of the total assumed stock options, approximately 1.9 million stock options, with exercise prices ranging between $0.10 and $11.38 per share, were unvested (the "Unvested Options"). The Unvested Options have a ten-year term and vest over two to four years from the date of grant. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the intrinsic value of the Unvested Options of $18.3 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over their related vesting periods.

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

        The allocation of the purchase price, net of the contingent liabilities, to the tangible and identifiable intangible assets acquired and liabilities assumed is as follows (in thousands):

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

        The Company expects to complete the initial projects and begin shipping products in fiscal 2003. In fiscal 2004, the Company expects to complete the advanced next generation products. The completion of all in-process projects has been extended approximately six months to one year due to customers requesting increased functionality to be incorporated into the initial product. These additional functionalities have significantly increased the complexity and added to the development costs of each of the in-process projects. The Company expects the costs to bring all of the various in-process projects to completion to be approximately $37 million. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact the Company's sales and profitability in the future. Additionally, the value of the intangible assets acquired may become impaired.

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

        In fiscal 2002, due to a severe curtailment of BroadLogic's operations, the Company determined that the decline in its investment was other-than-temporary. Accordingly, the Company recorded an impairment charge of $4.1 million to write-off its investment in Broadlogic.

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

Note 11. Restructuring Charges

Fiscal 2002:

        During fiscal 2002, the Company recorded $10.0 million in restructuring charges as follows:

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, the Company announced a series of actions to reduce costs and tailor expenses to current revenues for each of our segments. The Company recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million related to the termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and write-down of $0.2 million of leasehold improvements, furniture and fixtures and equipment. The terminated employees were primarily in the manufacturing, administrative, sales and marketing and engineering functions. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

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

Fiscal 2001:

        In response to the economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across all our segments, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. The Company also eliminated approximately 175 open positions as a result of the restructuring. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in fiscal 2003. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

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

Note 16. IBM ServeRAID Agreement

        In March 2002, the Company entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants the Company the right to use IBM's ServeRAID technology for the Company's internal RAID and external RAID products. Under the product supply agreement, the Company will supply RAID hardware and software to IBM for use in IBM's xSeries servers. The agreement does not contain minimum purchase commitments from IBM and the Company cannot be assured of the future revenue it will receive under this agreement. Either party may terminate the technology licensing agreement if the other party materially breaches its obligations under the agreement. The product supply agreement automatically terminates at the end of three years or earlier upon breach of a material contract obligation by the Company or upon the occurrence of any transaction within two years of the effective date of the agreement that results in: (i) a competitor of IBM beneficially owning at least 10% of the voting stock of the Company or any affiliate of the Company; or (ii) a competitor of IBM becoming entitled to apppoint a nominee to the board of directors of the Company; or (iii) a director, office holder or employee of a competitor of IBM becomes a director of the Company.

        In consideration, the Company paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of the Company's common stock at an exercise price $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The Company allocated $12 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to the Company's channel and OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon the Company's estimate of their respective levels of risk. The technology license fee and the supply agreement shall be amortized to "Costs of revenues" and "Net revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

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

        The Company expected that the value of its collaboration with Agilent would be from the introduction of two-gigabit host bus adapters. However, the transition in the fibre channel market from one-gigabit to two-gigabit fibre channel host bus adapters developed more slowly than the Company had anticipated, and as such, the minimum royalties due under the agreement with Agilent were significantly greater than the revenues generated from sales of the Company's products incorporating the licensed technology. The Company believed that such royalties would continue to be out of proportion to the revenue it could expect to achieve under the agreement. For this reason, in June 2001, Agilent and the Company mutually agreed to terminate the agreement. As a result, the Company paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of March 31, 2001. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Consolidated Statement of Operations for fiscal 2002.

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

        Significant components of the Company's deferred tax assets and liabilities were as follows:

	Years Ended March 31,
	2002	2001
	(in thousands)
Intangible Technology	$31,093	$8,569
Compensatory accruals	9,370	9,353
Research and development tax credits	5,912	5,850
Fixed assets accrual	3,931	428
Other expense accruals	2,161	6,053
Royalty accruals	1,431	7,033
Inventory reserves	1,379	3,428
Intercompany profit adjustment	1,239	7,942
Accrued returned materials	1,056	3,348
Uniform capitalization adjustment	868	691
Contributions	484	—
State taxes	362	1,168
Allowance for doubtful accounts	277	426
Foreign tax credit	—	15,209
Restructuring charges	—	987
Other, net	622	515

Gross deferred tax assets	60,185	71,000
Less: Deferred tax liabilities
Unrealized gain on investments	(1,828)	(2,811)
Acquisition-related charge	(6,641)	—

Gross deferred tax liabilities	(8,469)	(2,811)
Valuation allowance	(25,004)	—

Net deferred tax asset	$26,712	$68,189

        The Company's effective tax rate differed from the federal statutory tax rate as follows:

	Years Ended March 31,
	2002	2001	2000
Federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	1.5%	(0.7)%	2.3%
Foreign subsidiary income at other than the U.S tax rate	4.0%	6.9%	(9.9)%
Tax exempt interest income, net	—	—	(1.4)%
Change in valuation allowance	13.2%	—	—
Acquisition write-offs	20.6%	19.3%	3.2%
Restructuring charges	1.6%	2.9%	—
Other	(1.9)%	(0.5)%	1.6%

Effective income tax rate	4.0%	62.9%	30.8%

        In fiscal 2002, the Company recorded a tax provision of $7.5 million because it did not derive a tax benefit from its net loss primarily due to the write-off of acquisition expenses not deductible for tax purposes and the recording of a valuation allowance against certain asset impairment charges. In fiscal 2001, the tax rate was impacted by asset impairment charges, amortization of goodwill and other intangibles, and the write-off of acquired in-process technology in excess of amounts deductible for tax purposes. The Company's subsidiary in Singapore is currently operating under a tax holiday. If certain conditions are met, the tax holiday provides that profits derived from certain products will be exempt from Singapore tax through fiscal 2005. The Company's tax holiday in Singapore provided a benefit of $4.0 million and $10.1 million, or $0.04 and $0.10 per diluted share, for fiscal years 2002 and 2001 respectively. As of March 31, 2002, the Company had not accrued income taxes on $673.4 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings are expected to be reinvested indefinitely.

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 25, 2002

INDEX TO EXHIBITS

Exhibit Number	Description	Notes
2.01	Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.02	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	15
2.03	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.04	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.05	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.06	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	15
2.07	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.08	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.09	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.10	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.11	Real Estate Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.12	Manufacturing Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.13	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	15
2.14	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.15	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	16
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02	Bylaws of Registrant, as amended on February 7, 2002.	18
4.01	Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	10
4.02	First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03	Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	14
4.04	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	19
4.05	Form of 3% Convertible Subordinated Note.	19
4.06	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	19
4.07	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	19
4.08	Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	18

10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.04	†	1990 Stock Plan, as amended.	14
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	14
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	11
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.16	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.17	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.18		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.19		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
10.20		License Agreement between International Business Machines Corporation and the Registrant.	7
10.21		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	20
10.22		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	20
21.01		Subsidiaries of Registrant.	20
23.01		Consent of Independent Accountants, PricewaterhouseCoopers LLP.
24.01		Power of Attorney.	20
99.01		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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

(20)
Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

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
REPORT OF INDEPENDENT ACCOUNTANTS
INDEX TO EXHIBITS