Form 10-Q/A
period 2002-09-30
ADAPTEC INC
filed 2003-01-15
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	March 31, 2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$157,002	$331,324
Marketable securities	550,147	472,335
Restricted marketable securities	7,441	7,387
Accounts receivable, net	47,474	44,790
Inventories	32,419	30,172
Deferred income taxes	24,798	26,442
Prepaid expenses	15,106	18,383
Other current assets	14,685	15,965

Total current assets	849,072	946,798
Property and equipment, net	84,609	94,833
Restricted marketable securities, less current portion	10,897	13,825
Goodwill	53,854	45,684
Intangible assets	56,747	73,902
Other long-term assets	27,799	32,919

Total assets	$1,082,978	$1,207,961

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,054	$18,458
Accrued liabilities	121,774	134,947

Total current liabilities	145,828	153,405

4 3/4% Convertible Subordinated Notes	82,445	202,860
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	2,755	4,765
Contingencies (Note 10)
Stockholders' equity:
Common stock	107	106
Additional paid-in capital	174,423	171,374
Deferred stock-based compensation	(13,520)	(21,131)
Accumulated other comprehensive income, net of tax	5,367	2,743
Retained earnings	435,573	443,839

Total stockholders' equity	601,950	596,931

Total liabilities and stockholders' equity	$1,082,978	$1,207,961

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

        Amortization of acquisition related intangible assets is included in "Amortization of goodwill and intangible assets" in the Statement of Operations. Amortization of acquisition-related intangible assets was $3.7 million and $4.8 million for the second quarter of fiscal 2003 and 2002, respectively. Amortization of acquisition-related intangible assets was $7.5 million and $9.1 million for the first half of fiscal 2003 and 2002, respectively. Amortization of intellectual property is reflected in the Company's "Gross profit" in the Statement of Operations. Amortization of intellectual property was $1.2 million and $0.3 million for the second quarter of fiscal 2003 and 2002, respectively. Amortization of intellectual property was $1.5 million and $0.7 million for the first half of fiscal 2003 and 2002, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

        Investing Activities:    Net cash used for investing activities for the first half of fiscal 2003 was $92.2 million. The use of cash for investing activities was primarily a result of the purchase of marketable securities, primarily corporate securities and U.S. government bonds, of $355.8 million, which was partially offset by the sale and maturities of marketable securities of $280.2 million. In addition, we made a partial payment of the General Holdback of $10.6 million associated with our acquisition of Platys, and purchased $5.0 million of property and equipment.

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

ADAPTEC, INC.
By:	/s/ DAVID A. YOUNG David A. Young Vice President and Chief Financial Officer (principal financial officer)	Date: January 14, 2003
By:	/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: January 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert N. Stephens, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Adaptec, Inc.;

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

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Young, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Adaptec, Inc.;

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