Form 10-Q
period 2002-12-31
ADAPTEC INC
filed 2003-02-07
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002 or
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares outstanding of Adaptec's common stock as of January 31, 2003 was 107,221,116.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands, except per share amounts)
Net revenues	$108,964	$105,181	$302,519	$310,669
Cost of revenues	60,929	47,801	147,732	154,884

Gross profit	48,035	57,380	154,787	155,785

Operating expenses:
Research and development	28,542	41,927	89,161	92,138
Selling, marketing and administrative	22,907	33,035	70,706	81,728
Amortization of goodwill and acquisition-related intangible assets	3,742	14,910	11,229	42,513
Write-off of acquired in-process technology	—	—	—	53,370
Restructuring charges	—	(780)	7,139	6,132
Other charges	—	4,509	528	8,601

Total operating expenses	55,191	93,601	178,763	284,482

Loss from operations	(7,156)	(36,221)	(23,976)	(128,697)
Interest and other income	7,464	8,214	26,440	27,651
Interest expense	(3,653)	(3,379)	(12,838)	(9,450)

Loss from continuing operations before provision for income taxes	(3,345)	(31,386)	(10,374)	(110,496)
Provision for income taxes	110	2,747	1,347	5,003

Net loss from continuing operations	(3,455)	(34,133)	(11,721)	(115,499)
Net income from discontinued operations, net of tax	—	—	—	495

Net loss	$(3,455)	$(34,133)	$(11,721)	$(115,004)

Net income (loss) per share:
Basic and diluted:
Continuing operations	$(0.03)	$(0.33)	$(0.11)	$(1.13)
Discontinued operations	$—	$—	$—	$0.00
Net loss	$(0.03)	$(0.33)	$(0.11)	$(1.13)
Shares used in computing net income (loss) per share:
Basic and diluted	107,059	104,768	106,529	101,584

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2002	March 31, 2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$144,589	$331,324
Marketable securities	572,920	472,335
Restricted marketable securities	7,473	7,387
Accounts receivable, net	54,955	44,790
Inventories	25,955	30,172
Deferred income taxes	25,431	26,442
Prepaid expenses and other current assets	28,607	34,348

Total current assets	859,930	946,798

Property and equipment, net	86,125	94,833
Restricted marketable securities, less current portion	10,984	13,825
Goodwill	53,854	45,684
Intangible assets	52,896	73,902
Other long-term assets	25,256	32,919

Total assets	$1,089,045	$1,207,961

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,122	$18,458
Accrued liabilities	129,426	134,947

Total current liabilities	153,548	153,405

4 3/4% Convertible Subordinated Notes	82,445	202,860
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	2,675	4,765
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	107	106
Additional paid-in capital	173,908	171,374
Deferred stock-based compensation	(10,095)	(21,131)
Accumulated other comprehensive income, net of tax	4,339	2,743
Retained earnings	432,118	443,839

Total stockholders' equity	600,377	596,931

Total liabilities and stockholders' equity	$1,089,045	$1,207,961

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Month Period Ended
	December 31, 2002	December 31, 2001
	(in thousands)
Net Cash Provided by Operating Activities	$43,381	$25,296

Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	(10,640)	—
Purchases of certain net assets in connection with acquisition of Platys, net of cash acquired	—	(35,910)
Purchases of other investments	(1,000)	—
Purchases of property and equipment	(6,177)	(13,417)
Net proceeds from sales of properties	—	942
Purchases of marketable securities	(653,094)	(372,541)
Sales of marketable securities	444,155	257,434
Maturities of marketable securities	108,936	91,608

Net Cash Used for Investing Activities	(117,820)	(71,884)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	5,228	5,156
Installment payment on acquisition of software licenses	(1,211)	—
Repurchases of long-term debt	(116,313)	—

Net Cash Provided by (Used for) Financing Activities	(112,296)	5,156

Net Cash Used for Discontinued Operations	—	(30,703)

Net Decrease in Cash and Cash Equivalents	(186,735)	(72,135)
Cash and Cash Equivalents at Beginning of Period	331,324	207,644

Cash and Cash Equivalents at End of Period	$144,589	$135,509

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Glossary

        The following is a list of acronyms that are contained within the Unaudited Notes to Condensed Consolidated Financial Statements ("Notes"). They are listed in the order in which they appear.

  •
  APB: Accounting Principles Board

  •
  EITF: Emerging Issues Task Force

  •
  FASB: Financial Accounting Standards Board

  •
  SFAS: Statement of Financial Accounting Standards

  •
  FIN: FASB Interpretation Number

  •
  IP: Internet Protocol

  •
  OEM: Original Equipment Manufacturer

  •
  SSG: Storage Solutions Group

  •
  DSG: Desktop Solutions Group

  •
  SNG: Storage Networking Group

  •
  NAS: Network Attached Storage

  •
  ASIC: Application Specific Integrated Circuit

  •
  Host I/O: Host Input/Output

  •
  SCSI: Small Computer System Interface

  •
  RAID: Redundant Array of Independent Disks

  •
  SATA: Serial Advanced Technology Attachment

  •
  SAS: Serial Attached SCSI

  •
  ISCSI: Internet Protocol SCSI

  •
  TOE: TCP Offload Engine

        The following is a list of accounting rules and regulations referred to within the Notes. They are listed in the order in which they appear.

  •
  APB Opinion No. 30—Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions

  •
  EITF Issue No. 01-09—Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)

  •
  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123

  •
  SFAS No. 123—Accounting for Stock-Based Compensation

  •
  FIN 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

  •
  SFAS No. 146—Accounting for Exit and Disposal Activities

  •
  EITF Issue No. 94-3—Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)

  •
  SFAS No. 145—Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

  •
  SFAS No. 4—Reporting Gains and Losses from Extinguishment of Debt

  •
  SFAS No. 44—Accounting for Intangible Assets of Motor Carriers

  •
  SFAS No. 64—Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements

  •
  SFAS No. 13—Accounting for Leases

  •
  SFAS No. 141—Business Combinations

  •
  SFAS No.142—Goodwill and Other Intangible Assets

  •
  SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets

2. Basis of Presentation

        In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("Financial Statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2002 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, except as described in Notes 8, 9 and 10, necessary to provide a fair statement of the results for the interim periods presented. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2002. The third quarters of fiscal 2003 and fiscal 2002 ended December 27, 2002 and December 28, 2001, respectively. For presentation purposes, the accompanying Financial Statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the third quarter and first nine months of fiscal 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin-off the Software segment, Roxio, Inc., ("Roxio") into a fully independent and separate company. The Company effected the spin-off after the close of business on May 11, 2001 by issuing a dividend of Roxio common stock to the Company's stockholders of record as of April 30, 2001. As a result of the spin-off, the Company's Financial Statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30. Unless otherwise indicated, the Notes relate to the discussion of the Company's continuing operations.

        The Company adopted EITF Issue No. 01-09 in January 2002. As a result, certain consideration paid to distributors is now classified as an offset to revenue rather than an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

3. Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company will adopt the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003, however, the Company has not yet determined whether the Company will voluntarily adopt the fair value method of accounting for stock-based compensation. The Company has not yet determined the impact of SFAS No. 148 on its results of operations or financial position.

        In November 2002, the FASB issued FIN 45, which requires additional disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued, which includes a rollforward of the Company's product warranty liabilities. FIN 45 also provides additional guidance for certain liabilities that the guarantor is required to recognize. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002, on a prospective basis. The Company adopted the disclosure provisions of FIN 45 in the third quarter of fiscal 2003. The Company adopted the provisions related to the recognition and measurement of guarantees as of January 1, 2003 and does not believe such provisions will have a significant impact on the Company's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3. SFAS No. 146 will be effective for exit and disposal activities initiated after December 31, 2002 and generally requires that liabilities for costs associated with exit and disposal activities be recognized when the liability is incurred, rather than when a commitment to the exit or disposal activity is made. Historically, the Company has implemented several restructuring plans and may implement additional restructuring plans in the future. At this time, however, the Company cannot determine what, if any, impact SFAS No. 146 will have on its results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of SFAS Nos. 4 and 64, and for all transactions entered into beginning May 15, 2002 for the provision related to the amendment of SFAS No. 13 although early adoption is permitted. The Company elected to adopt SFAS No. 145 as of January 1, 2002, and as a result, the Company has included the gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million) in "Interest and Other Income" for the first nine months of fiscal 2003.

4. Business Combination

        In August 2001, the Company purchased Platys Communications, Inc. ("Platys"), a developer of IP storage solutions. The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was included in accrued liabilities as of March 31, 2002. As of December 31, 2002, the Company paid $10.6 million of the General Holdback to the former Platys shareholders and the remaining $4.4 million was retained pending the resolution of a claim submitted by the Company to the Representative of the Platys shareholders in August 2002. While the Company believes that its claims are meritorious, it cannot predict the outcome of this matter with certainty.

5. Balance Sheets Details

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of net inventories were as follows:

	December 31, 2002	March 31, 2002
	(in thousands)
Raw materials	$6,921	$8,760
Work-in-process	5,625	4,088
Finished goods	13,409	17,324

Total	$25,955	$30,172

6. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit has a term, as amended, through August 2003 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the LIBOR. In addition, the Company is charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of December 31, 2002, the

Company was in compliance with all such covenants. No borrowings were made under the line of credit during the first nine months of fiscal 2003.

7. Long-Term Liability

        During the first nine months of fiscal 2003, the Company repurchased 4 3/4% Convertible Subordinated Notes with a book value of $120.4 million in principal amount for an aggregate price of $116.3 million. The repurchase resulted in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). Because the Company elected to adopt SFAS No. 145 as of January 1, 2002 the gain on extinguishment of debt has been included in "Interest and other income" (Note 13).

8. Accounting Change

        Effective April 1, 2002, the Company adopted SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In accordance with SFAS No. 142, the Company discontinued amortizing the remaining goodwill balances as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to annual impairment tests, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144. The Company has completed the transitional impairment test required upon the adoption of SFAS No. 142 and concluded that goodwill was not impaired as of April 1, 2002. As of December 31, 2002, there had been no impairment of goodwill or intangible assets. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        Upon adoption of SFAS No. 142, distribution network, acquired employees and OEM relationships no longer meet the definition of identifiable intangible assets. As a result, the net balance of $8.2 million was reclassified to goodwill as of April 1, 2002 (Note 9 and 10).

        The following table discloses the effect on net loss and basic and diluted net loss per share as if the Company accounted for its goodwill (including distribution networks, acquired employees and OEM relationships) under SFAS No. 142 for all periods presented:

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands, except per share amounts)
Reported net loss	$(3,455)	$(34,133)	$(11,721)	$(115,004)
Add: Amortization of goodwill, net of tax	—	10,115	—	30,344

Adjusted net loss	$(3,455)	$(24,018)	$(11,721)	$(84,660)

Basic and diluted net loss per share:
Reported net loss per share	$(0.03)	$(0.33)	$(0.11)	$(1.13)
Add: Amortization of goodwill, net of tax	$—	$0.10	$—	$0.30
Adjusted net loss per share	$(0.03)	$(0.23)	$(0.11)	$(0.83)

9. Goodwill

        Goodwill by operating segment was as follows:

	December 31, 2002	March 31, 2002
	(in thousands)
SSG	$8,187	$—
DSG	—	—
SNG	45,667	45,684
Other	—	—

Total	$53,854	$45,684

        During the third quarter and first nine months of fiscal 2003, no goodwill was acquired, impaired or written off.

10. Intangible Assets

        During the third quarter of fiscal 2003, the Company purchased patented technology for managing highly scalable, NAS systems from Tricord Systems, Inc. The intellectual property was valued at $1.7 million and will be amortized over a useful life of three years. The amortization of the intellectual property will be recorded in "Research and development" in the Statement of Operations and will subsequently be amortized against "Cost of revenues" in the Statement of Operations upon shipment of products incorporating this technology. All the remaining intangible assets are being amortized using the straight-line method over their estimated useful lives, ranging from three to five years. The components of intangible assets were as follows:

	December 31, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$53,654	$(34,161)	$53,654	$(24,099)
Covenants-not-to-compete	4,670	(2,075)	4,670	(908)
Distribution network	—	—	8,849	(5,280)
Acquired employees	—	—	6,507	(3,882)
OEM relationships	—	—	4,943	(2,950)

Subtotal	58,324	(36,236)	78,623	(37,119)
Other intellectual property	43,892	(13,084)	42,192	(9,794)

Total	$102,216	$(49,320)	$120,815	$(46,913)

        Amortization of acquisition-related intangible assets is included in "Amortization of goodwill and acquisition-related intangible assets" in the Unaudited Condensed Consolidated Statements of Operations ("Statements of Operations"). Amortization of acquisition-related intangible assets was $3.7 million and $5.7 million for the third quarter of fiscal 2003 and 2002, respectively. Amortization of acquisition-related intangible assets was $11.2 million and $14.8 million for the first nine months of fiscal 2003 and 2002, respectively. Amortization of other intellectual property is reflected in the Company's "Gross profit" and "Research and development" in the Statements of Operations. Amortization of other intellectual property was $1.8 million and $0.3 million for the third quarter of fiscal 2003 and 2002, respectively, and $3.3 million and $1.0 million for the first nine months of fiscal 2003 and 2002, respectively.

        During the third quarter and first nine months of fiscal 2003, no intangible assets were impaired or written off. Based on the Company's intangible assets at December 31, 2002, the annual amortization expense is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangibles	Intellectual property assets
	(in thousands)
Fiscal Years:
2003 (remaining three months)	$3,743	$1,759
2004	12,372	7,127
2005	4,407	7,005
2006	1,566	6,670
2007	—	6,316
2008 and thereafter	—	1,931

Total	$22,088	$30,808

11. Product Warranties

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to certain products are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required, however the Company made no adjustments to pre-existing warranty accruals in the third quarter of fiscal 2003. A reconciliation of the changes to the Company's warranty accrual for the third quarter of fiscal 2003 was as follows:

Product Warranty Accrual/(Adjustment)
(in thousands)
Balance at September 30, 2002	$1,844
Accruals for warranties issued	1,108
Settlements made during the period	(1,452)

Balance at December 31, 2002	$1,500

12. Commitments and Contingencies

        In December 1999, the Company purchased Distributed Processing Technology Corp. ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back, (the "Holdback Amount") from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection to the Company's claim. Under the terms of the purchase agreement, the Company's claim was submitted to arbitration. The arbitration hearing was conducted during December 2002. While the Company believes that its claims are meritorious, the Company cannot predict with certainty the outcome of the arbitration proceeding.

        In October 2002, the Company licensed software specific to developing and designing ASICs for an aggregate license fee of $6.1 million that will be paid in five quarterly installments of $1.2 million beginning in the third quarter of fiscal 2003. This fee will be amortized over the three-year term of the license agreement. The Company also committed to pay a three year maintenance fee of $2.7 million on the software licenses.

        On June 27, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax returns for fiscal 1994 to 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the United States. Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. The outcome did not have a material effect on the Company's financial position or results of operations, as sufficient tax provisions have been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on the Company's financial position or results of operations, as it believes that it has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

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

13. Statements of Operations Details

        The components of interest and other income for the third quarter and first nine months of fiscal 2003 and 2002, were as follows:

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands)
Interest income	$7,464	$8,214	$23,143	$27,651
Gain on extinguishment of debt	—	—	3,297	—

Total	$7,464	$8,214	$26,440	$27,651

14. Restructuring Charges

        Second Quarter of Fiscal 2003 Restructuring Plan:    In July 2002, the Company announced a restructuring program to reduce expenses and streamline operations in all of its operating segments and recorded a restructuring charge of $6.2 million. The restructuring charge included $4.0 million for severance and benefits related to the involuntary termination of approximately 170 employees. These terminated employees were throughout all functions of the Company, which include manufacturing, administrative, sales and marketing and engineering. Approximately 73%, 24%, 2% and 1% were based in the United States, Singapore, Europe and Japan, respectively. The Company recorded $0.5 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in New Hampshire and Colorado. The Company wrote-off leasehold improvements, furniture and fixtures and equipment with a net book value of $1.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce.

        The following table sets forth an analysis of the components of the second quarter of fiscal 2003 restructuring charge and payments made against the reserve through December 31, 2002:

	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$3,965	$—	$—	$3,965
Accrued lease costs	—	—	459	459
Property and equipment write-off	—	1,681	—	1,681
Other charges	—	—	50	50

Total	3,965	1,681	509	6,155
Cash paid	(1,968)	—	(58)	(2,026)
Non-cash charges	—	(1,681)	—	(1,681)

Reserve balance at September 30, 2002	1,997	—	451	2,448
Cash paid	(1,422)	—	(130)	(1,552)

Reserve balance at December 31, 2002	$575	$—	$321	$896

        The Company anticipates that the remaining restructuring reserve balance of $0.9 million will be substantially paid out by the second quarter of fiscal 2004. The longer term payments relate to lease obligations.

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, the Company announced a series of actions to reduce costs and tailor the Company's expenses to current revenues for all of its operating segments. The Company recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million related to the termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and a $0.2 million write-down of leasehold improvements, furniture and fixtures and equipment. The terminated employees were throughout all functions of the Company, which include manufacturing, administrative, sales and marketing and engineering. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2002 restructuring charge and the payments made against the reserve through December 31, 2002:

	Severance and Benefits	Asset Write-offs	Other Charges	Total
		(in thousands)
Restructuring provision:
Severance and benefits	$2,723	$—	$—	$2,723
Accrued lease costs	—	—	425	425
Property and equipment write-off	—	220	—	220
Other charges	—	—	465	465

Total	2,723	220	890	3,833
Cash paid	(324)	—	—	(324)
Non-cash charges	—	(220)	—	(220)

Reserve balance at March 31, 2002	2,399	—	890	3,289
Cash paid	(1,656)	—	(103)	(1,759)

Reserve balance at June 30, 2002	743	—	787	1,530
Cash paid	(359)	—	(91)	(450)

Reserve balance at September 30, 2002	384	—	696	1,080
Cash paid	(185)	—	(185)	(370)

Reserve balance at December 31, 2002	$199	$—	$511	$710

        The Company anticipates that the remaining restructuring reserve balance of $0.7 million will be substantially paid out by the third quarter of fiscal 2004. The longer term payments relate to lease obligations.

        First Quarter of Fiscal 2002 Restructuring Plan:    In response to the economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in all of its operating segments in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were throughout all functions of the Company, which include manufacturing, administrative, sales and marketing and engineering. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The Company recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        In the second quarter of fiscal 2003, the Company recorded an additional $0.3 million charge consisting of accrued lease costs to the first quarter of fiscal 2002 restructuring provision.

        The following table sets forth an analysis of the components of the first quarter of fiscal 2002 restructuring charge and the provision adjustments and payments made against the reserve through December 31, 2002:

	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Provision adjustment	(387)	—	—	(387)
Cash paid	(4,787)	—	(40)	(4,827)
Non-cash charges	—	(811)	—	(811)

Reserve balance at March 31, 2002	—	—	204	204
Cash paid	—	—	(116)	(116)

Reserve balance at June 30, 2002	—	—	88	88
Provision adjustment	—	—	347	347
Cash paid	—	—	(126)	(126)

Reserve balance at September 30, 2002	—	—	309	309
Cash paid	—	—	(65)	(65)

Reserve balance at December 31, 2002	$—	$—	$244	$244

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.2 million will be substantially paid out by the second quarter of fiscal 2004.

        Fourth Quarter of Fiscal 2001 Restructuring Plan:    In response to the economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across all of its operating segments, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in the fourth quarter of fiscal 2003. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

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

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2001 restructuring charge and the provision adjustments and payments made against the reserve through December 31, 2002:

	Severance and Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(680)	464	506	290
Cash paid	(3,139)	—	(1,359)	(4,498)
Non-cash charges	—	(464)	—	(464)

Reserve balance at March 31, 2002	—	—	751	751
Cash paid	—	—	(191)	(191)

Reserve balance at June 30, 2002	—	—	560	560
Provision adjustment	—	170	468	638
Cash paid	—	—	(81)	(81)
Non-cash charges	—	(170)	—	(170)

Reserve balance at September 30, 2002	—	—	947	947
Cash paid	—	—	(83)	(83)

Reserve balance at December 31, 2002	$—	$—	$864	$864

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.9 million will be substantially paid out by the first quarter of fiscal 2009.

15. Other Charges

        Other charges consisted of asset impairment charges. The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include subsequent "down" financing rounds, decreases in quoted market prices and declines in operations of the issuer. In the first nine months of fiscal 2003, the Company recorded an impairment charge of $0.5 million related to a decline in the value of a minority investment deemed to be other than temporary. In the third quarter and first nine months of fiscal 2002, the Company recorded impairment charges of $4.5 million and $8.6 million, respectively, related to a decline in the values of minority investments deemed to be other than temporary.

16. Income Taxes

        Income tax provisions for interim periods were based on the Company's estimated annual income tax rate. In the third quarter of fiscal 2003, the Company recorded an income tax provision of $0.1 million on a pretax loss of $3.3 million. The tax rate for the third quarter of 2003 differed from the combined United States. Federal and state statutory income tax rate of 40%, primarily due to the amortization of acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

17. Net Income (Loss) Per Share

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

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands, except per share amounts)
Numerators:
Net loss from continuing operations	$(3,455)	$(34,133)	$(11,721)	$(115,499)
Net income from discontinued operations	—	—	—	495

Net loss	$(3,455)	$(34,133)	$(11,721)	$(115,004)

Denominators:
Weighted average shares outstanding—basic	107,059	104,768	106,529	101,584
Effect of dilutive securities:
Employee stock options and other	—	—	—	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	107,059	104,768	106,529	101,584

Basic and diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.33)	$(0.11)	$(1.13)
Discontinued operations	$—	$—	$—	$0.00
Net loss	$(0.03)	$(0.33)	$(0.11)	$(1.13)

        Certain instruments potentially convertible into common stock were excluded from the diluted computation for all periods presented because the Company was in a net loss position and they were anti-dilutive. The items excluded for the third quarter and first nine months of fiscal 2003 and 2002 were as follows:

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Outstanding employee stock options	20,538,000	17,744,000	19,373,000	12,450,000
Warrants	1,310,000	1,160,000	1,310,000	1,160,000
4 3/4% Convertible Subordinated Notes	2,164,000	6,033,000	3,090,000	6,033,000
3% Convertible Subordinated Notes	16,327,000	—	16,327,000	—

18. Comprehensive Loss

        The Company's comprehensive loss consisted of net loss and the changes in net unrealized gains (losses) on available-for-sale securities, net of tax.

        The components of comprehensive loss, net of tax, for the third quarter and first nine months of fiscal 2003 and 2002, were as follows:

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands)
Net loss	$(3,455)	$(34,133)	$(11,721)	$(115,004)
Increase (decrease) in net unrealized gains (losses) on available-for-sale securities, net of tax	(1,028)	(2,948)	1,596	1,986

Comprehensive loss	$(4,483)	$(37,081)	$(10,125)	$(113,018)

        Accumulated other comprehensive income presented in the accompanying Unaudited Condensed Consolidated Balance Sheets represents the net unrealized gains (losses) on available-for-sale securities, net of tax. The realization of these gains is dependent on the market value of the securities, which is subject to fluctuation. There can be no assurance if and when these gains will be realized.

19. Segment Reporting

        The Company operates in three reportable segments: SSG, DSG and SNG.

        SSG's interface products enable the movement, storage and protection of data across a range of server platforms, direct attached storage servers, storage area network-based servers, NAS devices, storage subsystems and external storage systems. These products bring Host I/O, including SCSI, technology and RAID solutions to storage applications. SSG is also investing in SATA and SAS technologies.

        DSG provides high-performance I/O connectivity, video multimedia and networking solutions for personal computing platforms, including notebook and desktop computers, sold to consumers and small and medium businesses.

        SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. These products incorporate iSCSI, and TOE functionality, fibre channel and multi-port ethernet technologies. The Company is currently providing evaluation units of iSCSI and TOE products to OEM customers for integration and testing.

        Unallocated corporate expenses includes write-off of acquired in-process technology, restructuring charges, other charges, interest and other income, and interest expense.

        Summarized financial information on the Company's reportable operating segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment income (loss) represents income (loss) before interest and taxes.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Three Month Period Ended December 31, 2002:
Net revenues	$94,448	$12,909	$1,607	$—	$108,964
Segment income (loss)	11,360	(2,689)	(16,162)	4,146	(3,345)
Three Month Period Ended December 31, 2001:
Net revenues	$85,048	$16,456	$3,677	$—	$105,181
Segment income (loss)	1,288	1,622	(35,669)	1,373	(31,386)
Nine Month Period Ended December 31, 2002:
Net revenues	$253,161	$41,335	$8,023	$—	$302,519
Segment income (loss)	36,054	(4,270)	(49,329)	7,171	(10,374)
Nine Month Period Ended December 31, 2001:
Net revenues	$254,085	$46,959	$9,625	$—	$310,669
Segment income (loss)	(10,854)	2,956	(54,364)	(48,234)	(110,496)

        The following table presents the details of other income and expenses for the third quarter and first nine months of fiscal 2003 and 2002:

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands)
Unallocated corporate expenses, net	$335	$267	$1,236	$1,668
Write-off of acquired in-process technology	—	—	—	(53,370)
Restructuring charges	—	780	(7,139)	(6,132)
Other charges	—	(4,509)	(528)	(8,601)
Interest and other income	7,464	8,214	26,440	27,651
Interest expense	(3,653)	(3,379)	(12,838)	(9,450)

Total	$4,146	$1,373	$7,171	$(48,234)

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

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K/A for the year ended March 31, 2002.

        As discussed further in the "Roxio Spin-Off" section below, we completed the spin-off of our Software segment, Roxio, Inc., or Roxio, into a fully independent and separate company in the first quarter of fiscal 2002. Unless otherwise indicated, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section relates to our continuing operations.

Results of Operations

        The following table sets forth the items in the unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three Month Period Ended		Nine Month Period Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net revenues (*)	100%	100%	100%	100%
Cost of revenues	56	45	49	50

Gross margin	44	55	51	50

Operating expenses:
Research and development	26	40	30	30
Selling, marketing and administrative (*)	21	31	23	26
Amortization of goodwill and acquisition-related intangible assets	4	14	4	14
Write-off of acquired in-process technology	—	—	—	17
Restructuring charges	—	(1)	2	2
Other charges	—	5	0	2

Total operating expenses	51	89	59	91

Loss from operations	(7)	(34)	(8)	(41)
Interest and other income	7	7	9	9
Interest expense	(3)	(3)	(4)	(3)

Loss from continuing operations before provision for income taxes	(3)	(30)	(3)	(35)
Provision for income taxes	0	3	1	2

Net loss from continuing operations	(3)	(33)	(4)	(37)
Net income from discontinued operations, net of taxes	—	—	—	0

Net loss	(3)%	(33)%	(4)%	(37)%

Notes:

(*)
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

        Business Segments.    Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, and Storage Networking Group, or SNG. See "Item 1. Business" in Part I of our Annual Report on Form 10-K/A for the year ended March 31, 2002 and Note 19 to Notes to the Unaudited Condensed Consolidated Financial Statements included herein, for a detailed discussion of our reportable business segments.

        Net Revenues.    Net revenues were $109.0 million for the third quarter of fiscal 2003, an increase of 4% from net revenues of $105.2 million for the third quarter of fiscal 2002. Net revenues were $302.5 million for the first nine months of fiscal 2003, a decrease of 3% from net revenues of $310.7 million for the first nine months of fiscal 2002.

        Net revenues for the third quarter of fiscal 2003, were comprised of $94.5 million from the SSG segment, an increase of 11% from the third quarter of fiscal 2002, $12.9 million from the DSG segment, a decrease of 22% from the third quarter of fiscal 2002, and $1.6 million from the SNG segment, a decrease of 56% from the third quarter of fiscal 2002. Net revenues for the first nine months of fiscal 2003, were comprised of $253.2 million from the SSG segment, flat to the first nine months of fiscal 2002, $41.3 million from the DSG segment, a decrease of 12% from the first nine months of fiscal 2002, and $8.0 million from the SNG segment, a decrease of 17% from the first nine months of fiscal 2002.

        Distributor owned inventories decreased by approximately 18% in the third quarter of fiscal 2003 from the second quarter of fiscal 2003 and decreased by approximately 4% in the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002.

        Net revenues from the SSG segment for the third quarter of fiscal 2003 increased from the corresponding period of fiscal 2002 due to sales of our ServeRAID products to International Business Machines Corporation, or IBM. ServeRAID sales to IBM began in the second quarter of fiscal 2003 following our entry into the ServeRAID agreement with IBM in the fourth quarter of fiscal 2002. However, the increase in ServeRAID revenues was offset by more than half due to a continued decline in sales volumes of our Small Computer System Interface, or SCSI, products. The decline in the volume of SCSI products sales is primarily attributable to a decline in demand due to penetration of other lower cost solutions, such as Advanced Technology Attachment, or ATA. In addition, we have seen a shift in the server market share from smaller Value Added Resellers, or VARs, to major Original Equipment Manufacturers, or OEMs. Because we derive a higher proportionate share of our SCSI revenues from VARs, our total SCSI revenues have been adversely impacted by this shift and may continue to be impacted in the future. Conversely we have experienced a small increase in sales of our Redundant Array of Independent Disks, or RAID, products, in addition to the increase in our ServeRAID revenues.

        Net revenues from the SSG segment for the first nine months of fiscal 2003 were flat from the corresponding period of fiscal 2002, although the product mix varied. SSG net revenues for the first nine months of fiscal 2003 included revenue from sales of our ServeRAID products to IBM, whereas the first nine months of fiscal 2002 did not include ServeRAID revenues. Conversely, sales of our SCSI products declined period over period, offsetting the increase in ServeRAID revenues. As sales of our SCSI products decline period over period, we've experienced an increase in sales volumes of our RAID and external storage products. In addition, we are transitioning from our Ultra 160 family of products, the major product family of our SSG segment, to our new family of Ultra 320 products. As part of this transition, we are beginning to see a shift in our product mix towards sales of a greater portion of RAID products as compared to SCSI products. We expect that this Ultra 320 transition will occur over a period of several quarters. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in achieving design wins for, and ultimately selling, our Ultra 320 products to our current customers, and to new customers.

        Net revenues from the DSG segment for the third quarter of fiscal 2003 decreased from the corresponding period of fiscal 2002 due to a decline in sales volumes of our SCSI-based desktop computer solutions caused by a reduction in demand resulting from the penetration of other lower cost solutions and alternative technologies. The decrease in SCSI revenues was slightly offset by the launch of several new products in the second quarter of fiscal 2003, primarily our analog video products.

        Net revenues from the DSG segment for the first nine months of fiscal 2003 decreased from the corresponding period of fiscal 2002, reflecting the continued decline in demand for our SCSI-based desktop computer solutions. However, the decrease was offset by more than half due to increased sales of our USB2.0 FireWire/1394 connectivity solutions, our new products launched in the second quarter of fiscal 2003, and increased sales of our Hub products launched in the third quarter of fiscal 2002.

        Net revenues from the SNG segment for the third quarter and first nine months of fiscal 2003 decreased from the corresponding periods of fiscal 2002. Approximately half of the decrease in net revenues was due to a decline in sales volumes of our fibre channel products to OEMs and the other half was due to a decline in sales volumes of our Network Interface Cards, or NICs.

        Gross Margin.    As a percentage of net revenues, gross margin was 44% and 51% for the third quarter and first nine months of fiscal 2003, respectively, compared to 55% and 50% for the corresponding periods of fiscal 2002, respectively. Gross margin for the third quarter of fiscal 2003 decreased from the corresponding period last year due to a decline in sales of our SCSI products, which carry relatively high margins, and an increase in sales of our ServeRAID products to IBM, which have lower margins. Gross margin for the first nine months of fiscal 2003 improved slightly from the corresponding period last year, primarily because gross margin for the first nine months of fiscal 2002 was unfavorably impacted by excess inventory charges due to customers delaying shipments or canceling orders as a result of the slowdown in their capital expenditures, and a $1.6 million minimum royalty fee paid to Agilent Tehnologies, Inc., or Agilent, in connection with the termination of our development and marketing agreement with Agilent. In addition, gross margin in the first nine months of fiscal 2003 was favorably impacted by manufacturing-related cost reductions resulting from restructuring plans implemented in fiscal fourth quarter of 2002 and the second quarter of fiscal 2003.

        Our RAID products generally carry lower margins than our SCSI products, and to the extent that the revenues from our RAID products increase relative to revenues from our SCSI products, we would expect our margins to be adversely impacted. In addition, we will continue to amortize expenses associated with the ServeRAID agreement with IBM and our margins on the ServeRAID products are considerably lower than our other RAID products.

        Research and Development Expenses.    Research and development expenses were $28.5 million, or 26% of net revenues, for the third quarter of fiscal 2003 compared to $41.9 million, or 40% of net revenues, for the third quarter of fiscal 2002. Both periods include deferred compensation charges from restricted stock, unvested cash and assumed stock options associated with the acquisition of Platys Communications, Inc., or Platys. In the third quarter of fiscal 2003, we recorded deferred compensation charges of $2.7 million representing the vesting of restricted stock, unvested cash and assumed stock options. In the third quarter of fiscal 2002, we recorded deferred compensation charges of $14.7 million, including $3.0 million representing the vesting of restricted stock, unvested cash, and assumed stock options and $11.7 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, research and development expenses were $25.8 million, or 24% of net revenues, for the third quarter of fiscal 2003 compared to $27.2 million, or 26% of net revenues, for the third quarter of fiscal 2002. Excluding the deferred compensation charges, the decrease in research and development expenses was attributable to savings from reductions in our workforce, resulting from restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003.

        Research and development expenses were $89.2 million, or 29% of net revenues, for the first nine months of fiscal 2003 compared to $92.1 million, or 30% of net revenues, for the first nine months of fiscal 2002. Both periods include deferred compensation charges associated with the acquisition of Platys. In the first nine months of fiscal 2003, we recorded deferred compensation charges of $8.2 million, representing nine months of vesting of restricted stock, unvested cash and assumed stock options. In the first nine months of fiscal 2002, we recorded deferred compensation charges of $15.7 million, including $4.0 million representing four months of vesting of restricted stock, unvested cash and assumed stock options and $11.7 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, research and development expenses were $81.0 million, or 27% of net revenues, for the first nine months of fiscal 2003 compared to $76.4 million, or 25% of net revenues, for the first nine months of fiscal 2002. Excluding the deferred compensation charges, the increase in research and development expenses was attributable to increased spending associated with the additional workforce brought on through the acquisition of Platys and the ServeRAID agreement with IBM. The additional spending was only partially offset by savings obtained through reductions in our workforce, resulting from restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003.

        We remain committed to significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the Internet Protocol, or IP storage, server storage, networking, desktop, and external storage markets. We also invest in research and development of new technologies, including Serial Advanced Technology Attachment, or SATA, and Serial Attached SCSI, or SAS.

        Selling, Marketing and Administrative Expenses.    Selling, marketing and administrative expenses were $22.9 million, or 21% of net revenues, for the third quarter of fiscal 2003 compared to $33.0 million, or 31% of net revenues, for the third quarter of fiscal 2002. Both periods include deferred compensation charges associated with the acquisition of Platys. In the third quarter of fiscal 2003, we recorded deferred compensation charges of $1.1 million representing the vesting of restricted stock, unvested cash and assumed stock options. In the third quarter of fiscal 2002, we recorded deferred compensation charges of $10.4 million, including $1.1 million representing the vesting of restricted stock, unvested cash and assumed stock options and $9.3 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, selling, marketing and administrative expenses were $21.8 million, or 20% of net revenues, for the third quarter of fiscal 2003 compared to $22.6 million, or 22% of net revenues, for the third quarter of fiscal 2002. Excluding the deferred compensation charges, the decrease in selling, marketing and administrative expenses is attributable to reductions in our workforce resulting from restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003, partially offset by additional marketing expenses associated with new product launches.

        Selling, marketing and administrative expenses were $70.7 million, or 23% of net revenues, for the first nine months of fiscal 2003 compared to $81.7 million, or 26% of net revenues, for the first nine months of fiscal 2002. Both periods include deferred compensation charges associated with the acquisition of Platys. In the first nine months of fiscal 2003, we recorded deferred compensation charges of $3.3 million, representing nine months of vesting of restricted stock, unvested cash, and assumed stock options. In the first nine months of fiscal 2002, we recorded deferred compensation of $10.7 million, including $1.4 million representing four months of vesting of restricted stock, unvested cash and assumed stock options and $9.3 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, selling, marketing and administrative expenses were $67.4 million, or 22% of net revenues, for the first nine months of fiscal 2003 compared to $71.0 million, or 23% of net revenues, for the first nine months of fiscal 2002. Excluding the deferred compensation charges, the decrease in selling, marketing and administrative expenses is attributable to reductions in our workforce and our resulting from restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003.

        Amortization of Goodwill and Acquisition-Related Intangible Assets.    Effective April 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In accordance with SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to annual impairment tests, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We have completed the transitional impairment test required upon the adoption of SFAS No. 142 and concluded that goodwill was not impaired as of April 1, 2002. As of December 31, 2002, no impairment of goodwill and intangible assets has been recognized. We cannot assure you that future goodwill impairment tests will not result in a charge to our results of operations.

        Amortization of acquisition-related intangible assets was $3.7 million for the third quarter of fiscal 2003 and amortization of goodwill and intangible assets was $14.9 million for the third quarter of fiscal 2002, consisting of $9.2 million of amortization of goodwill and $5.7 million of amortization of acquisition-related intangible assets. Amortization of acquisition-related intangible assets was $11.2 million for the first nine months of fiscal 2003 and amortization of goodwill and intangible assets was $42.5 million for the first nine months of fiscal 2002, consisting of $27.7 million of amortization of goodwill and $14.8 million of amortization of acquisition-related intangible assets. The decrease for both the third quarter and the first nine months of fiscal 2003 was attributable to the adoption of SFAS No. 142 as discussed above, partially offset by $2.2 million of additional amortization of intangible assets recorded in connection with the acquisition of Platys in the first nine months of fiscal 2003.

        Write-off of Acquired In-Process Technology.    In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in the second quarter of fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain Application Specific Integrated Circuit, or ASIC, based Internet Protocol SCSI, or iSCSI, technology for the IP storage solutions market. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

        We expect to complete the initial in-process projects and begin shipping product in the fourth quarter of fiscal 2003 with the completion and commercialization of follow-on in-process products expected to occur by the end of fiscal 2004. These in-process projects will be completed approximately one year after the estimated completion dates used for valuation of the assets acquired. The longer development period is due to customer requests to incorporate increased functionality into the initial products, as well as the inherent challenges encountered in developing and commercializing a new and complex technology such as iSCSI. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. The completion of the longer term in-process projects has been deferred until there is more wide spread market acceptance of the acquired ASIC based iSCSI technology. We expect the remaining costs to bring the planned in-process projects to completion to be approximately $24.0 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility, rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact our sales, profitability and our future growth. Additionally, the value of the intangible assets acquired may become impaired.

Restructuring Charges.

Second Quarter of Fiscal 2003 Restructuring Plan

        In July 2002, we announced a restructuring program to reduce expenses and streamline operations in all of our operating segments and recorded a restructuring charge of $6.2 million. The restructuring charge included $4.0 million for severance and benefits related to the involuntary termination of approximately 170 employees. These terminated employees were throughout all functions of Adaptec, which include manufacturing, administrative, sales and marketing and engineering. Approximately 73%, 24%, 2% and 1% were based in the United States, Singapore, Europe and Japan, respectively. We recorded $0.5 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in New Hampshire and Colorado. We wrote-off leasehold improvements, furniture and fixtures and equipment with a net book value of $1.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce.

        In the second quarter of fiscal 2003, we recorded an additional $0.3 million charge consisting of accrued lease costs to the first quarter of fiscal 2002 restructuring provision. We also recorded an additional $0.6 million charge to the fourth quarter of fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.4 million and we wrote down an additional $0.2 million of the estimated realizable value of certain manufacturing equipment that is being held for sale. We subleased a facility in California through April 2008. The estimated future sublease income will not be sufficient to cover the estimated future obligations for the non-cancelable lease payments. We accrued $0.4 million associated with the estimated loss through the end of the lease term.

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

Fourth Quarter of Fiscal 2002 Restructuring Plan

        In March 2002, we announced a series of actions to reduce costs and tailor our expenses to current revenues for all of our operating segments. We recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million in losses on termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and a $0.2 million write-down of leasehold improvements, furniture and fixtures and equipment. The terminated employees were throughout all functions of Adaptec, which include manufacturing, administrative, sales, marketing and engineering. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

First Quarter of Fiscal 2002 Restructuring Plan

        In response to the continuing economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in all of our operating segments in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were throughout all functions of Adaptec, which included manufacturing, administrative, sales, marketing and engineering. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. We recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

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

Fourth Quarter of Fiscal 2001 Restructuring Plan

        In response to the economic slowdown, our management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across all of our operating segments, and we recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. Additionally, we accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. We wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, we wrote down certain manufacturing equipment by $0.3 million to its estimated realizable value of $0.5 million. The manufacturing equipment was taken out of service and is expected to be sold in the fourth quarter of fiscal 2003. We accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

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

        Other Charges.    Our other charges consisted of asset impairment charges. We hold minority investments in certain non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other than temporary decline include subsequent "down" financing rounds, decreases in quoted market prices and declines in operations of the issuer. In the first nine months of fiscal 2003, we recorded an impairment charge of $0.5 million related to a decline in the value of a minority investment deemed to be other than temporary. In the third quarter and first nine months of fiscal 2002, we recorded impairment charges of $4.5 million and $8.6 million, respectively, related to a decline in the values of minority investments deemed to be other than temporary.

        Interest and Other Income.    Interest and other income was $7.5 million for the third quarter of fiscal 2003 compared to $8.2 million for the third quarter of fiscal 2002. The decrease in interest and other income was due to lower yields earned on our marketable securities during the third quarter of fiscal 2003 as compared to the corresponding period of fiscal 2002. Interest and other income was $26.4 million for the first nine months of fiscal 2003 compared to $27.7 million for the first nine months of fiscal 2002. The decrease in interest and other income was primarily attributable to lower yields earned on our marketable securities during the first nine months of fiscal 2003 as compared to the corresponding period of fiscal 2002. The decrease was partially offset by gains of $3.3 million (net of unamortized debt issuance costs of $0.8 million) related to the repurchase of $120.4 million in principal amount of our 4 3/4% Convertible Subordinated Notes for the first nine months of fiscal 2003. See Recent Accounting Pronouncements section below for a description of the impact of our adoption of SFAS No. 145 on interest and other income as a result of the repurchase of the 4 3/4% Convertible Subordinated Notes.

        Interest Expense.    Interest expense was $3.7 million and $12.8 million for the third quarter and first nine months of fiscal 2003, respectively, compared to $3.4 million and $9.5 million for the corresponding periods of fiscal 2002. The increase in interest expense for the third quarter and first nine months of fiscal 2003 was attributable to interest incurred on the 3% Convertible Subordinated Notes issued in March 2002, partially offset by a decline in interest expense on our 4 3/4% Convertible Subordinated Notes due to the repurchase of $120.4 million in principal amount in fiscal 2003.

        Income Taxes.    Our income tax provision was $0.1 million for the third quarter of fiscal 2003 compared to $2.7 million for the third quarter of fiscal 2002. Our income tax provision was $1.3 million for the first nine months of fiscal 2003 compared to $5.0 million for the first nine months of fiscal 2002. Income tax provisions for interim periods are based on our estimated annual effective income tax. The tax benefit derived from our effective income tax rate for the third quarter of 2003 is lower than the combined United States Federal and state statutory income tax rate of 40%, primarily due to amortization of acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

Liquidity and Capital Resources

        Operating Activities:    Net cash provided by operating activities for the first nine months of fiscal 2003 was $43.4 million. Operating cash primarily resulted from our net loss of $11.7 million, adjusted for non-cash items including depreciation, amortization, and deferred stock-based compensation of $42.9 million. Other sources of operating cash flow included an increase in accounts payable and a decrease in other long term assets, partially offset by an increase in accounts receivable.

        Investing Activities:    Net cash used for investing activities for the first nine months of fiscal 2003 was $117.8 million. During the nine-month period, we purchased marketable securities, net of sales and maturities, of $100.0 million. The marketable securities primarily consisted of corporate securities and United States. government bonds. In addition, we paid $10.6 million to former shareholders of Platys as partial payment of the General Holdback associated with our acquisition of Platys and purchased $6.2 million of property and equipment and invested $1.0 million in a minority investment.

        Financing Activities:    Net cash used for financing activities for the first nine months of fiscal 2003 was $112.3 million. During the nine-month period, we repurchased a portion of our 4 3/4% Convertible Subordinated Notes with an aggregate price of $116.3 million. The cash used for repurchasing the 4 3/4% Convertible Subordinated Notes was partially offset by proceeds received from the issuance of common stock in connection with the exercise of employee stock options.

        Liquidity.    As of December 31, 2002, we had $736.0 million of cash, cash equivalents and marketable securities, of which approximately $535.9 million was held by our Singapore subsidiary and $18.5 million represented restricted marketable securities. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% may be incurred from the repatriation. The restricted marketable securities are held as security for the next five scheduled interest payments on our 3% Convertible Subordinated Notes.

        In May 2001 we obtained a revolving line of credit of $20.0 million that expires, as amended, in August 2003. As of December 31, 2002, we had no outstanding borrowings under this facility. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2003.

        The following table summarizes our contractual obligations at December 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations by Year (in thousands)	Remaining Three Months of Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
4 3/4% Convertible Subordinated Notes	$—	$82,445	$—	$—	$—	$—	$82,445
3% Convertible Subordinated Notes	—	—	—	—	250,000	—	250,000
Software licenses	1,211	3,634	—	—	—	—	4,845
Operating leases	1,962	7,324	6,485	5,379	4,998	5,697	31,845

Total	$3,173	$93,403	$6,485	$5,379	$254,998	$5,697	$369,135

        At December 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had such relationships.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of Roxio common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants held by Agilent, to purchase shares of our common stock that were issued in connection with our development and marketing agreement with them which has since been terminated. The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represents the initial long-term funding we contributed to Roxio at the date of distribution.

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

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. We will adopt the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003, however, we have not yet determined whether we will voluntarily adopt the fair value method of accounting for stock-based compensation. We have not yet determined the impact of SFAS No. 148 on our results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation Number, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires additional disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued, which includes a rollforward of our product warranty liabilities. FIN 45 also provides additional guidance for certain liabilities that the guarantor is required to recognize. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002, on a prospective basis. We adopted the disclosure provisions of FIN 45 in the third quarter of fiscal 2003. We adopted the provisions related to the recognition and measurement of guarantees as of January 1, 2003 and we do not believe such provisions will have a significant impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit and disposal activities initiated after December 31, 2002 and generally requires that liabilities for costs associated with exit and disposal activities be recognized when the liability is incurred, rather than when a commitment to the exit or disposal activity is made. Historically, we have implemented several restructuring plans and we may implement additional restructuring plans in the future. At this time, however, we cannot determine what, if any, impact SFAS No. 146 will have on our results of operations or financial position.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements Nos. 4 and 64, and for all transactions entered into beginning May 15, 2002 for the provision related to the amendment of Statement No. 13 although early adoption is permitted. We elected to adopt SFAS No. 145 as of January 1, 2002, and as a result, we have included the gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million) in "Interest and Other Income" for the first nine months of fiscal 2003.

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

  •
  pending legal proceedings.

        Operating results for the first nine months of fiscal 2003 were materially affected by unusual charges, including deferred compensation in connection with our Platys Communications, Inc., or Platys, acquisition and restructuring charges.

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

        Our sales have been negatively affected by the current economic slowdown, and if these conditions persist or deteriorate, they may continue to adversely affect our results of operations and financial position.    Since the second half of fiscal 2001, our operating results have been significantly affected by the continuing slowdown in information technology investments and consumer spending. Many of our customers have announced workforce reductions and delayed capital spending in response to the economic slowdown. In addition, the international terrorist activities in September 2001 have further dampened the economic recovery. If current global economic and political conditions continue to persist or deteriorate, our customers will likely further postpone spending, which would continue to adversely affect our financial results.

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

        If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competition.    Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. For example, we are currently in the design and development stage with potential customers for our products with Internet Protocol SCSI, or iSCSI, functionality. If we are unsuccessful in designing these products to meet our customers' needs, our financial results could be adversely affected.

        Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline.    The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

Technologies:

  •
  Advanced Technology Attachment, or ATA;

  •
  Serial Advanced Technology Attachment, or SATA;

  •
  Fibre channel;

  •
  FireWire/1394;

  •
  InfiniBand;

  •
  iSCSI;

  •
  PCI;

  •
  Peripheral Component Interconnect bus, or PCI-X;

  •
  Redundant Array of Independent Disks, or RAID;

  •
  Small Computer System Interface, or SCSI;

  •
  Serial Attached SCSI or SAS;

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

  •
  market acceptance of our products.

        Our product life cycles in each of our segments may be as brief as 12 to 24 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results. For example, sale of our SCSI based products in our Desktop Storage Group, or DSG, segment have declined in recent periods due to the availability of lower cost desktop solutions. In addition, our Storage Networking Group, or SNG, segment is focused on developing 1 gigabit TCP/IP Offload Engine, or TOE, Network Accelerator Cards, which is expected to offer faster performance and result in a stronger return on investment for our customers. While we focus on TOE technology, we expect our SNG revenues from our 10/100 Network Interface Cards, or NICs, will continue to decline as Original Equipment Manufacturers, or OEMs transition their product lines to the 1 gigabit NIC products. And, to the extent that our TOE technology is not selected for design or integration by OEMs, our business and financial results could be adversely affected.

        As we transition from our Ultra 160 product line, which is the major product family of our Storage Solutions Group, or SSG, segment, to the Ultra 320 line of products, we face intense competition, both in retaining existing customers and securing new customers, in the Ultra 320 market, and we cannot assure you that our products will achieve the same level of market acceptance as our Ultra 160 line of products. If they do not, our revenue and profitability will, over time, be adversely affected as the market adapts to this new technology.

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

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.    In August 2001, we completed our acquisition of Platys, a developer of Internet Protocol, or IP, storage solutions. In December 1999, we acquired Distributed Processing Technology Corp., or DPT, to strengthen our position in the RAID market. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with International Business Machines, or IBM, in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operation for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended March 31, 2002 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates. Also, see our Critical Accounting Policies in Item 7 of our Annual Report on Form 10-K/A for the year ended March 31, 2002.

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

        We may be required to pay additional Federal income taxes which could negatively affect our results of operations and financial position.    On June 27, 2000, we received a statutory notice of deficiency from the Internal Revenue Service, or IRS, with respect to our Federal income tax returns for fiscal 1994 through 1996. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements were filed with the United States Tax Court. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies and settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 and 1999. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments, and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

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

        We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing.    As of December 31, 2002, we had approximately $332.4 million in aggregate principal amount of convertible subordinated notes outstanding. While we believe that our current liquidity will be sufficient to support our operations over the next twelve months, we may need to seek additional equity or debt financing from time to time, including issuance of warrants, and cannot be certain that additional financing will be available on favorable terms. Moreover, any future equity or convertible debt financing will decrease the percentage of equity ownership of existing stockholders and may result in dilution, depending on the price at which the equity is sold or the debt is converted.

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

        Failure to improve our infrastructure may adversely affect our business.    We need to continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission and Nasdaq National Market regulations in 2003 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. Failure to implement and maintain appropriate operational, financial and management information systems, procedures and controls could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A, of our Annual Report on Form 10-K/A for the year ended March 31, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In December 1999, we purchased Distributed Processing Technology Corp. ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back, (the "Holdback Amount") from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, we determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused us to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, we filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified us as to their objection to our claim. Under the terms of the purchase agreement, our claim was submitted to arbitration. The arbitration hearing was conducted during December 2002. While we believe that our claims are meritorious, we cannot predict with certainty the outcome of the arbitration proceeding.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
	Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ DAVID A. YOUNG David A. Young Vice President and Chief Financial Officer (principal financial officer)	Date: February 7, 2003
By:	/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: February 7, 2003

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

Date: February 7, 2003	/s/ ROBERT N. STEPHENS Robert N. Stephens Chief Executive Officer

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

Date: February 7, 2003	/s/ DAVID A. YOUNG David A. Young Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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