Form 10-K
period 2003-03-31
ADAPTEC INC
filed 2003-06-26
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2003

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

Common Stock, $.001 Par Value

Common Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        Based on the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $482,679,823. Shares of Common Stock held by each executive officer and director of the Registrant and by each person known by the Registrant to own 10% or more of its outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 108,074,442 at June 13, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following document are incorporated by reference into Part III, of this Annual Report on Form 10-K. Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders.

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

        For your convenience, we have included, in Note 27 to the Notes to Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Annual Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

PART I

Item 1. Business

        References made in this Annual Report on Form 10-K to "Adaptec," the "Company," the "Registrant," "we," "our" or "us" refer to Adaptec, Inc. and its wholly-owned subsidiaries.

Overview

        We design, manufacture and market end-to-end storage infrastructure solutions that reliably move, manage and protect critical data and digital content. Our software and hardware solutions for storage connectivity and data protection, storage networking and networked storage subsystems are sold through OEMs and distribution channel partners to a variety of end users, including enterprises, Internet service providers, small and midsize businesses and retail consumers across geographically diverse markets.

        We were incorporated in 1981 in California and completed our initial public offering on the Nasdaq National Market in 1986. In March 1998, we reincorporated in Delaware. We are an S&P SmallCap 600 Index member. Our principal executive offices are located at 691 South Milpitas Boulevard, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We also maintain our website at www.adaptec.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report.

        We seek to be the leader with respect to each of the specific product categories in which we compete and to expand into new and adjacent markets. Accordingly, in fiscal 2003 we focused on strengthening our market position and enhancing our portfolio of products in each of our segments as described further below. We compete in our markets on the basis of the following core competencies:

  •
  Storage technology innovation.  We deliver new technologies in the storage market to generate OEM design wins.

  •
  Delivering value-added software.  We provide software drivers, BIOS integration, graphical user interfaces, RAID software and firmware, protocol stacks and compatibility testing that we believe offer value to and reduce support costs for OEM and distribution partners.

  •
  Designing innovative ASICs.  We decide on a product-by-product basis how best to invest in ASICs that will provide competitive advantages to our customers. For example, we provide highly-integrated ASICs for the SCSI market, and we are developing ASICs for the iSCSI and Serial Attached SCSI markets.

  •
  Enhancing brand equity.  We have been providing storage access solutions for over 20 years, which we believe has provided us with strong brand recognition and customer loyalty.

        We currently operate in three business segments:

  •
  Storage Solutions Group:  SSG provides interface products that enable the movement, storage and protection of data across a range of server platforms, direct attached storage devices, SANs, NAS devices and storage subsystems. These products bring Host I/O technology, including SCSI and RAID solutions to storage applications. We have recently introduced our Ultra 320 SCSI solutions. We are also investing in Serial ATA and Serial Attached SCSI technologies.

  •
  Desktop Solutions Group:  DSG provides high-performance I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs sold to consumers and small and midsize businesses.

  •
  Storage Networking Group:  SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. Our products incorporate iSCSI, TOE functionality, fibre channel and multi-port ethernet technologies. We have recently started shipping our iSCSI HBAs through our distribution channel partners. We continue to work with major OEM customers on testing and integration of our iSCSI and TOE products.

        As discussed further in the "Roxio Spin-Off" section below, we completed the spin-off of our Software segment, Roxio, Inc., or Roxio, in the form of a fully independent and separate company in May 2001. Unless otherwise indicated, the discussion in this Annual Report on Form 10-K relates to our continuing operations.

Available Information

        We make available free of charge through our website the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

RECENT TRANSACTIONS

        4 3/4% Convertible Subordinated Notes:    In June 2003, we redeemed the outstanding balance of the 4 3/4% Convertible Subordinated Notes for an aggregate price of $83.0 million.

        ICP Vortex Acquisition:    In June 2003, we acquired ICP vortex Computersysteme GmbH, or ICP vortex. ICP vortex provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and Fibre Channel products. ICP vortex is being integrated into our SSG segment.

        Eurologic Acquisition.    In April 2003, we acquired Eurologic Systems Group Limited, or Eurologic, a provider of external and networked storage solutions. The Eurologic team is being integrated into our SSG segment and we believe that the acquisition will further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block-and file-based networked storage solutions.

Business Segment and Products Overview

        In fiscal 2003, our SSG segment accounted for $343.9 million of our net revenues, our DSG segment accounted for $54.1 million of our net revenues and our SNG segment accounted for $10.1 million of our net revenues (See Note 23 of the Notes to Consolidated Financial Statements for further discussion of our operating segments' results).

        Following are discussions of our principal business segments and key product offerings in these segments:

Storage Solutions Group

        Our SSG segment develops, manufactures and markets Host I/O, RAID and external RAID products that provide data movement and protection solutions used in Intel and Unix-based servers, SAN, NAS devices and storage subsystems.

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

        Our Host I/O products, which incorporate our proprietary ASIC technologies, provide customers with the latest high-speed PCI and SCSI technology. These technologies can be applied to a variety of the applications our products address, including server motherboard solutions, ROMB solutions, zero-channel RAID solutions, SCSI HBAs, RAID HBAs, NAS and external RAID solutions. Our SCSI ASICs can manage all I/O processing activity, thereby freeing the central processing unit to perform other operations. To expand the market for our products, we are continuing to develop next-generation serial I/O solutions.

        We have undertaken numerous initiatives to increase the accessibility, ease of use, and versatility of the SCSI standard. ASPI, an industry standard we developed, enables users to integrate high-performance SCSI peripherals with computers using popular operating systems, such as Windows (including Windows 2000 and Windows NT), NetWare, OS/2, Unix, and Linux. In addition, we have strategic relationships with leading operating system vendors in joint development projects to embed our software within their operating systems.

        Today's SCSI market is a mix of Ultra 160 and the newer Ultra 320 solutions. These solutions are designed for high traffic environments that can benefit from added speed and bandwidth. They are used in entry-level to high-end servers, offering different levels of performance and scalability for most hard disk drive configurations. Using a 64-bit PCI interface, our Ultra 160 SCSI solutions support transfer rates of up to 160 megabytes per second. Their ability to negotiate transfer rates and provide a guaranteed connection can help maintain a high level of drive availability. In May 2002, we announced the shipment of our millionth Ultra 160 SCSI adapter through our distributor channel. In July 2002, we began commercial shipments of our Ultra 320 SCSI products. Ultra 320 SCSI offers data transfer rates of up to 320 megabytes per second per channel, which is twice the speed of the previous SCSI standards. Our Ultra 320 products include the next generation in the Peripheral Component Interconnect bus, called PCI-X, which is designed to increase the speed of the traditional internal server bus in order to deliver the performance needed for bandwidth intensive applications such as mainline storage, video editing and streaming audio and video. In addition, our Ultra 320 SCSI solutions offer low-cost, embedded mirroring RAID functionality that can be upgraded to our higher-functionality RAID products. This enables us to deliver RAID protection at no additional cost to server and workstation makers implementing our Ultra 320 SCSI solutions. We believe the migration from Ultra 160 technology to Ultra 320 technology is increasing as demand for high performance storage systems continues to grow. For example, we have won over 30 server and workstation designs at OEMs including Fujitsu-Seimens, Hewlett-Packard, IBM, Intel and NEC. Additionally, we have experienced increased shipments of our Ultra 320 products to our distribution channel customers as VARs and resellers transition to our Ultra 320 solutions. Our Ultra 160 and Ultra 320 SCSI solutions fully support all legacy SCSI devices, enabling our customers to achieve a lower total cost of ownership.

        We have recently introduced new products that extend our Host I/O business with next generation solutions using Serial ATA technology. We have also announced our efforts in developing next generation I/O solutions based on Serial Attached SCSI technology.

        RAID.    When combined with RAID software, firmware and hardware, SCSI is the leading method of combining multiple hard drives to collectively act as a single storage system. Our RAID technology reduces a server's dependence on the reliability of a single disk drive. Our SSG segment also applies our RAID technology to disk drive interfaces other than SCSI in order to offer our RAID software, firmware and hardware across low- to high-end servers. Our "RAID Everywhere" initiative is designed to accelerate the widespread adoption of RAID in the PC server and high-end PC markets in order to provide customers higher levels of data protection and faster information exchange in support of business objectives. We are shipping RAID products based on ATA technology and have recently announced the introduction of next-generation Serial ATA RAID products.

        Our RAID controllers incorporate PCI technology and offer software functionality designed to make RAID creation and management fast, simple and reliable. Our portfolio of RAID products spans a broad range of disk drive interfaces, including SCSI, ATA and Serial ATA. Our SSG segment deploys its own SCSI controllers for SCSI-based RAID controllers, providing our customers with cost-effective solutions. All of our RAID controllers include sophisticated management software that simplifies configuration and management, which can reduce training and support costs. Our Ultra 320 SCSI RAID controllers, which feature our Ultra 320 SCSI ASICs, provide disk data transfer rates of 320 megabytes per second per channel, offering increased data protection and availability for environments requiring maximum throughput, scalability and reliability. We also manufacture very small form factor, or zero channel, RAID controllers, designed for the rack-mount server market using our Ultra 320 ASIC. Our ATA RAID controllers allow customers to take advantage of low-cost ATA hard disk drives. While ATA drives have limited scalability, they are designed for the cost-sensitive, entry-level server market where two or three drives may be sufficient for customers' needs. Our recently introduced Serial ATA RAID controllers combine low-cost ATA drives with the improved performance available from new serial interconnect technologies, which makes them well suited for entry- to mid-range servers and workstations. Serial ATA RAID controllers facilitate smaller form factor systems and will leverage our SCSI and RAID technologies to make ATA more scalable, manageable and reliable.

        In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we will supply RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. We started shipping product to IBM in the second quarter of fiscal 2003 under the terms of the product supply agreement. This agreement allows us to utilize IBM's ServeRAID technology across our entire RAID business and makes us an OEM RAID supplier for IBM's xSeries server line, which has resulted in increased utilization of our RAID products in the OEM market for enterprise servers. It also provides IBM's xSeries server line with access to our broad range of RAID technologies, products and support.

        External Storage.    The storage market is moving from host-based to external solutions as server form factors shrink, demand for longer disk drive life and continuous access to critical data increases, and storage capacity requirements rise. Increasingly, IT departments are making separate purchasing decisions with respect to storage solutions and servers.

        Our external storage solutions for both SCSI and fibre channel provide direct-attached and networked data storage for mission-critical applications, including data warehousing and transaction processing to streaming video and medical imaging. Our external storage products are highly flexible RAID solutions that are simple to install and use and easily scalable.

        In November 2002, we purchased intellectual property from Tricord to augment our capability to provide storage management software for our external storage and networked storage solutions, enabling seamless file-based storage. In April 2003, we acquired Eurologic, a provider of external and networked storage solutions, enabling us to deliver end-to-end block-and file-based networked storage solutions to our OEM and distribution channel partners. We believe that our asset purchase from Tricord and our recent acquisition of Eurologic allows us to bring value to our OEM and distribution channel partners by making storage more reliable, higher performing and virtually self-managing for end-users.

Desktop Solutions Group

        Our DSG segment develops, manufactures and markets high-performance I/O connectivity and digital media solutions for consumers and professionals in the desktop PC and notebook aftermarket. Our connectivity solutions enable connections between computers, peripherals and consumer electronic devices. In fiscal 2003, we introduced digital media solutions, including video and software products, which enable consumers to capture, create, manage and share digital audio and video on their computers, CDs and DVDs.

        I/O connectivity.    Our current I/O products include connectivity solutions based on USB 2.0, FireWire/1394, SCSI and Serial ATA technologies. USB 2.0 and FireWire/1394 technologies are fast, configurable and easy-to-use interface solutions that connect PCs to digital video camcorders, digital cameras, external storage devices and other peripherals with the ability to handle high-bandwidth data transfers at high speed. The emergence of digital video and multimedia applications has created the need to move large amounts of data between peripherals and PCs. USB 2.0 and FireWire/1394 technologies offer a versatile, high-speed, low-cost method of interconnecting a variety of PC peripherals and consumer electronic devices. Our USB 2.0 connectivity solutions support data speeds of up to 480 megabits per second while maintaining backward-compatibility with current USB 1.1 devices. Our FireWire/1394 connectivity solutions can handle high-bandwidth data transfer rates of up to 400 megabits per second and can connect up to 62 external devices. In addition, our USB 2.0 and FireWire/1394 combo cards allow users to add USB 2.0 and FireWire/1394 connections to their computers with a single card. Our FireWire/1394 solutions also include software that allows consumers to capture, edit and share video content. Our product offerings in the DSG segment also include the family of SCSI HBAs for PCs, Macintosh and laptops that bring high-speed connectivity to the desktop, enabling users to quickly move and manage high volumes of data to and from internal and external storage devices. We recently announced the availability of controllers based on Serial ATA technology that provide consumers with a cost-effective, easy-to-install connection to high-performance hard drives to enhance access to data- and bandwidth-intensive applications, such as video, audio, games and other multimedia. Our USB 2.0 hub products connect to an existing USB port to provide up to seven USB 2.0 connections, enabling consumers to easily connect multiple devices to a single computer.

        Video.    Our analog video solutions enable consumers to capture and digitize audio and video from analog sources such as camcorders and VHS tapes, then edit and transfer those images to CDs and DVDs. VideOh! DVD enables users to convert home movies into a digital format and personalize content with special effects, sounds, titles and interactive DVD menus. The VideOh! hardware video encoder compresses video into a fully DVD compliant MPEG-2 or MPEG-1 video stream and may be connected to the computer's USB 2.0 or 1.1 port. VideOh! PCI provides the same functionality as our VideOh! DVD product for installation in a computer card slot. VideOh! CD provides an easy way to transfer analog home movies to Video-CD using a CD-RW drive with a USB 1.1 port.

        Software.    We have partnered with Sonic Solutions to introduce software products that augment our line of video solutions. These software products enable home computer users with a DVD or CD burner to create, edit and play professional-quality DVDs and CDs containing movies, home videos, digital photo albums and music. The software also provides capabilities for consumer backup of images, multimedia and documents. The MyDVD Media Suite is an easy-to-use software package that enables users to capture, edit and share videos on DVD or CD, create photo slideshows and photo archives, burn audio files to CD and backup data on DVD-ROM or CD-ROM. The MyDVD Video Suite enables users to burn video on DVD or CD and create photo slideshows on DVD. It includes video-editing software that enables users to add titles, chapter points transitions and other special effects to their DVDs.

Storage Networking Group

        Our SNG segment develops, manufactures and markets storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. The rapid expansion of the Internet and the growing use of digital information servers act as a catalyst for ever increasing storage requirements and drive the need to network storage for accessibility, maintainability, scalability and simplicity of management. In response to this demand, multiple storage fabric architectures are emerging, where storage devices are connected directly into a network-like fabric. Our SNG segment focuses on making storage networking simple, flexible and affordable by offering new levels of functionality, performance and interoperability with iSCSI technology, multi-port fast ethernet and fibre channel.

        iSCSI/TOE.    Our SNG segment is currently focused on the development of products that will provide iSCSI and TOE functionality, TOE NICs and FC/IP ASICs. We have invested over four years of research and development efforts in iSCSI products. As a result of our acquisition of Platys Communications, Inc., or Platys, in August 2001, we believe we have accelerated our ability to deliver products that provide iSCSI and TOE functionality. iSCSI is specifically designed to enable cost effective SANs to be deployed to a broad market, and to utilize existing networking infrastructure and protocols. This new technology is designed to enable SCSI block-based storage traffic to be efficiently and reliably transferred over IP and ethernet-based networks. Because iSCSI operates over a standard ethernet infrastructure, it is intended to provide lower total cost of ownership by retaining the existing networking, interoperability, manageability and compatibility advantages of ethernet. iSCSI also leverages the knowledge base among IT professionals and has other cost advantages that have made ethernet successful. With this technology, our customers will be able to use inexpensive, readily available ethernet switches, hubs and cables to implement iSCSI-based SANs. We are currently conducting beta deployments of iSCSI SANs in conjunction with several OEM partners. Our products are installed at multiple beta sites representing a variety of industries including manufacturing, education and government. In addition, we have been working with Cisco Systems Inc., or Cisco, on IP storage initiatives, and we recently announced the integration of our IP ASIC in Cisco's products, demonstrating the capability of our IP storage technology to support enterprise-scale storage network deployments.

        Our iSCSI HBAs fully support the iSCSI standard recently ratified by the Internet Engineering Task Force. In March 2003, we started commercial shipments of our iSCSI HBAs through our distribution channel partners and are currently providing evaluation units to our OEM customers for integration and testing purposes. We have recently completed the development of our ASIC for FC/IP solutions and we are currently conducting beta deployments of our TOE NIC products. Our TOE NICs are designed for use in servers and NAS devices, providing general purpose TCP/IP offload functionality, easing the processing burden on host central processing units. Our FC/IP ASICs are designed for use in switches enabling fibre channel SANs to be connected to the Internet for purposes of Internet storage, disaster recovery and mirroring functionality.

        NICs.    Our DuraLAN family of single-port and multi-port NICs is designed to maximize the performance of PCI servers operating on fast ethernet and ethernet networks. They are designed to increase bandwidth, reliability and network availability. For applications requiring maximum throughput, such as graphics, multimedia and databases, NICs can increase the performance of both 64-bit and 32-bit servers that provide critical local and wide area network solutions. Our DuraLAN technology is designed to maximize throughput by providing a fast ethernet to PCI connection for LAN-based servers.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio and declared a dividend of shares of Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001 in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that were retained by us for issuance upon the potential exercise of the outstanding warrants held by Agilent Technologies, Inc., or Agilent, to purchase shares of our common stock (see Note 19 of the Notes to Consolidated Financial Statements for further discussion of the warrants). The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. Our historical consolidated financial statements have been restated to reflect Roxio as discontinued operations for all periods presented. (See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the spin-off).

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

Sales, Marketing and Customers

        We supply a broad range of storage infrastructure solutions and maintain a sales, distribution, service and support infrastructure to help customers implement these solutions.

        We sell our solutions through a direct sales force to OEMs worldwide, who market our products under their brand. We work closely with our OEM customers on the design of current and next generation products to meet the specific requirements of end-users. In addition, we provide our OEM customers with extensive applications and system design support.

        We also sell through our direct sales force to distribution customers worldwide, who market our products under the Adaptec brand and they, in turn, sell to value-added resellers and systems integrators. Sales to these distribution customers accounted for approximately 48% of our total revenues in fiscal 2003. We provide training and support for our distribution customers and to value-added resellers and system integrators. We also sell board-based products and provide technical support to end-users worldwide through major computer product retailers.

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

        For each category of customers listed below, we have alphabetically listed our top customers based on total revenues in fiscal 2003. Our major OEM customers in fiscal 2003 included Dell, Fujitsu, Fujitsu-Siemens, Hewlett-Packard and IBM. Major distributors in fiscal 2003 included Bell Micro Products, Ideal Hardware, Ingram Micro, Synnex and Tech Data. We also sell direct to a number of manufacturing facilities, including Inventec, Kingston, Nissho, Sanmina-SCI and Solectron, which generally act as third-party manufacturers for our OEM customers. Major retail customers in the DSG segment in fiscal 2003 included Circuit City, CompUSA, Fry's Electronics, Micro Center and QVC.

        In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of our total net revenues, respectively. In fiscal 2002, Dell and Ingram Micro accounted for 15% and 11%, respectively, of our total net revenues. In fiscal 2001, Ingram Micro accounted for 13% of our total net revenues. Our sales to Ingram Micro are currently made under two separate master purchase agreements, covering sales to the United States, Canada, Latin America, Asia and Europe. These master purchase agreements, similar to agreements we may have in place with other customers, are intended to facilitate purchase transactions between Ingram Micro and us and do not require Ingram Micro to make purchases from us in any prescribed amount.

International

        We maintain operations in 11 countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides stability to our operations and revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

        A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 23 in the Notes to Consolidated Financial Statements. We generated approximately 56% of our overall net revenues in 2003 from outside of the United States. A majority of our net revenues originating outside the United States was from customers other than foreign governments.

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

        We believe the principal competitive factors in the markets for our SSG products are:

  •
  product price/performance

  •
  product features and functionality

  •
  reliability, technical service and support

  •
  scalability and interoperability and

  •
  brand awareness.

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

        We believe the principal competitive factors in the markets for our DSG products are:

  •
  product price/performance

  •
  brand awareness and distribution breadth and

  •
  reliability, technical service and support.

        We believe that at present we compete favorably with respect to each of these factors. For example, we have received positive editorial review from PC Magazine in January 2003 regarding the performance of our VideOh! DVD Solution and positive feedback from customers regarding the performance of our USB and FireWire/1394 solutions. In addition, we believe that our products are competitively priced relative to their high level of performance. Finally, we believe that we compete favorably with respect to brand awareness and reliability, technical service and support for the reasons cited above with respect to our SSG products.

        We believe the principal competitive factors in the markets for our SNG products are:

  •
  product performance

  •
  scalability and interoperability and

  •
  brand awareness.

        We believe that at present we compete favorably with respect to each of these factors in our efforts to secure design wins for our iSCSI products. We have invested over four years of research and development efforts in our iSCSI products, and believe that such investment has provided us with a competitive advantage over our competitors. For example, in documented laboratory testing, results show our iSCSI products have demonstrated significantly higher transfer rates than our competitors' products. We have also designed our iSCSI products to be highly scalable, so that we will be able to continue to meet our customers' performance requirements. We believe that our strong brand recognition with respect to our SCSI products will significantly assist us in our efforts in marketing and selling our iSCSI products.

        Our SCSI products in the SSG segment compete primarily with product offerings of LSI Logic, as well as with other technology alternatives, such as ATA. Our RAID solutions compete primarily with the product offerings of 3Ware, LSI Logic and Promise. In addition, our RAID solutions compete indirectly with RAID solutions developed internally by major systems providers, notably Hewlett-Packard. In the DSG segment, our SCSI solutions compete primarily against products using technology alternatives such as USB and FireWire/1394, which are available from companies such as Belkin and SIIG and our digital media products compete with product offerings of Dazzle Multimedia and Pinnacle Systems. In the SNG segment, our competitors are numerous, ranging from large corporations to many relatively small and highly specialized firms. In the developing iSCSI marketplace, we expect to face competition for design wins from established fibre channel competitors such as Emulex and QLogic. We also expect to face competition from new entrants, which may include established Ethernet suppliers such as Broadcom and Intel, as well as a number of smaller, specialized network adapter companies. Our NICs primarily compete with 3Com, Intel and Netgear. Our fibre channel products primarily compete with Emulex, JNI and QLogic.

Backlog

        Our backlog at March 31, 2003 was approximately $16.0 million, consisting of $14.4 million related to our SSG segment, $1.1 million related to our DSG segment and $0.5 million related to our SNG segment. Our backlog at March 31, 2002 was approximately $30.0 million, consisting of $26.0 million related to our SSG segment, $2.0 million related to our DSG segment and $2.0 million related to our SNG segment. We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at many of our major OEM's sites and ordering of product and delivery occurs when the OEM customer accepts our product into their inventory. Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales.

Manufacturing

        As a result of the restructuring plan implemented in the fourth quarter of fiscal 2001, we consolidated much of our then existing manufacturing operations to our Singapore manufacturing facility in fiscal 2002. Our products make extensive use of standard logic, printed circuit boards and random access memory from several outside suppliers in addition to our custom designed integrated circuits. We employ Surface Mount Technology Corporation, or SMTC, in Chihuahua, Mexico, to manufacture our ServeRAID products, which are sold to IBM.

        All semiconductor wafers used in manufacturing our products are processed to our specifications by outside suppliers and are internally tested by us. We purchase processed wafers from Taiwan Semiconductor Manufacturing Company, or TSMC and United Microelectronics Corporation, or UMC. We have made advance payments under our agreement with TSMC to secure wafer production through December 31, 2004, which we believe will be sufficient to meet our anticipated needs for both current and future technologies.

        As a result of our acquisition of Eurologic in April 2003, we also acquired a manufacturing facility in Dublin, Ireland. We expect to continue to use Celestica Inc. to manufacture components for Eurologic external storage products.

Patents and Licenses

        We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We maintain a patent award program that encourages our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2003, we had 269 issued patents, expiring between 2007 and 2021, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

        In May 2000, we entered into a patent cross-license agreement with IBM. Under the agreement, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2004. In March 2002, the patent cross-license agreement was amended to extend the term to June 30, 2007. In consideration, we are paying, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004, and we granted IBM a license to use all of our patents for the same period.

Research and Development

        We believe technical leadership is fundamental to our success, and we are committed to continuing a substantial level of research and development. Our investment in research and development primarily focuses on new products for the RAID, SCSI, network storage, external storage and desktop computer markets. These new investments include iSCSI and TOE in our SNG segment; external RAID components and subsystems, Serial ATA, Serial Attached SCSI I/O and RAID in our SSG segment; and digital media, I/O and wireless solutions in our DSG segment.

        The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage access solutions across a broad range of users and platforms. We also expect to continue to make acquisitions and investments where appropriate.

        Approximately one-third of our employees are engaged in research and development. In fiscal 2003, 2002 and 2001, our research and development expenses were $117.7 million, or 29% of total net revenues, $123.0 million, or 29% of total net revenues and $110.6 million, or 19% of total net revenues, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, amortization of purchased technology and subcontracting costs.

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

Employees

        As of March 31, 2003, we had 1,527 employees. Included in the number of employees at March 31, 2003, are 166 employees who were notified in the fourth quarter of fiscal 2003 of their termination dates scheduled for the first and second quarters of fiscal 2004. As a result of our acquisition of ICP vortex in June 2003, we added approximately 47 employees to our worldwide workforce. As a result of our acquisition of Eurologic in April 2003, we added approximately 145 employees to our worldwide workforce. We believe that we currently have favorable employee relations.

Executive Officers

        The following sets forth certain information regarding our executive officers as of June 26, 2003, except that ages are as of March 31, 2003:

        Mr. Robert N. Stephens (age 57) has served as our Chief Executive Officer since April 1999 and President since October 1998. Prior to his promotion, Mr. Stephens had served as our Chief Operating Officer since 1995.

        Mr. Kenneth B. Arola (age 47) has served as Vice President since June 1998, as Corporate Controller and Principal Accounting Officer since February 1999 and as Chief Financial Officer and Principal Financial Officer since June 2003. From 1995 to 1998, Mr. Arola served as Director of Corporate Finance.

        Mr. Kok Yong Lim (age 56) has served as our Vice President of Manufacturing since December 1999. From 1993 to 1999, Mr. Lim served as Managing Director and Vice President of Adaptec Manufacturing Singapore.

Risk Factors

        Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly. Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. For example, in fiscal 2003, our operating results were materially affected by unusual charges, including the following:

  •
  asset impairment charges

  •
  deferred compensation in connection with our Platys acquisition and

  •
  restructuring charges.

        In fiscal 2002, our operating results were materially affected by unusual charges, including the following:

  •
  asset impairment charges

  •
  deferred compensation in connection with our Platys acquisition

  •
  write-off of acquired in-process technology from Platys

  •
  excess inventory charges due to the economic slowdown and

  •
  restructuring charges.

        Our operating expenses are largely based on anticipated revenues, and a large portion of our expenses, including those related to rent and salaries, are fixed in the short term. As a result, lower than anticipated revenues for any reason could cause significant variations in our operating results from quarter to quarter.

        Due to the factors summarized above, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In the event that our revenues fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

        Our operating results may be adversely affected by the uncertain geopolitical environment and unfavorable economic and market conditions. Adverse economic conditions worldwide have contributed to the slowdown in the information technology industry and may continue to impact our business, resulting in:

  •
  Reduced demand for our products as a result of a decrease in capital spending by our customers;

  •
  Increased price competition for our products

  •
  Increased risk of excess and obsolete inventories

  •
  Excess facilities and manufacturing capacity and

  •
  Higher overhead costs as a percentage of revenues.

        Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. We do not expect the trend of lower capital spending among our customers to reverse itself in the near term.

        Because our sales are made by means of standard purchase orders rather than long-term contracts, if demand for our customers' products declines or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us or reduce their levels of purchases from us. The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our customers have from time to time in the past canceled or rescheduled shipments previously ordered from us, and we cannot assure you that they will not do so in the future. In addition, because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all. Historically, backlog has not been a significant factor for us, and we have set our operating budget based on forecasts of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

        If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges. As a result of the economic slowdown, in the second and fourth quarters of fiscal 2003, the first and fourth quarters of fiscal 2002 and the fourth quarter of fiscal 2001, we implemented restructuring plans to reduce our operating costs to match the current business environment and recorded restructuring charges of $14.3 million, $10.0 million and $9.9 million in fiscal years 2003, 2002 and 2001, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of the plans are to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

        Demand for our products would likely be negatively affected if demand in the server, network storage and desktop computer markets declines. Our business or operating results would be adversely affected by a decline in demand for our products. For example, for the first time in several years, the demand in the server market declined slightly in fiscal 2002, which contributed to a decline in our net revenues. We cannot predict when and if server sales growth will increase. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

        We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion. In April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we acquired Platys, a development stage company with no revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive and our technology may never be broadly adopted. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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

  Technologies:

  •
  ATA

  •
  Serial ATA

  •
  Fibre channel

  •
  FireWire/1394

  •
  iSCSI

  •
  PCI

  •
  PCI-X

  •
  RAID

  •
  SCSI

  •
  Serial Attached SCSI

  •
  Ultra DMA

  •
  USB

  Operating Systems:

  •
  Linux

  •
  Macintosh

  •
  Netware

  •
  OS/2

  •
  UNIX

  •
  Windows

        In particular, a majority of our revenues are currently derived from products based on the SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI-based products and competing products incorporating lower-cost solutions adversely affected our sales beginning in fiscal 1998 and are likely to affect our future sales.

        If we lose the cooperation of other hardware and software producers whose products are integral to ours, our ability to sustain or grow our revenues could be adversely affected. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  Microprocessors

  •
  Peripherals

  •
  Operating system software.

        We depend on significant cooperation with these manufacturers to achieve our design objectives and develop products that operate successfully with their products. We believe that we generally have good relationships with leading system, peripherals, and microprocessor suppliers. These companies could, from time to time, elect to make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine that as a result of competition or other factors our technology or products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. If any of these events were to occur, our revenues could be adversely affected.

        Our dependence on new products may cause our net revenues to fluctuate or decline. Our future success significantly depends upon our completing and introducing enhanced and new products at competitive prices and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

  •
  Designing products to meet customer needs

  •
  Product costs

  •
  Timely completion and introduction of new product designs

  •
  Quality of new products

  •
  Differentiation of new products from those of our competitors and

  •
  Market acceptance of our products.

        Our product life cycles in each of our segments may be as brief as 12 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results. For example, sale of our SCSI-based products in our DSG segment have declined in recent periods due to the availability of lower-cost desktop solutions. In addition, our SNG segment is focused on developing 1-gigabit TOE Network Accelerator Cards, which is expected to offer faster performance and result in a stronger return on investment for our customers. While we focus on TOE technology, we expect our SNG revenues from our 10/100 NICs will continue to decline as OEMs transition their product lines to the 1-gigabit NIC products. To the extent that our TOE technology is not selected for design or integration by OEMs, our business and future financial results could be adversely affected.

        We have recently introduced Host I/O and RAID products based on the next generation Serial ATA technology. We will not succeed in generating significant revenue from our new Host I/O and RAID products if the market does not adapt to this new technology. In addition, we continue to transition from our Ultra 160 product line (the major product family of our SSG), to the Ultra 320 line of products. We face intense competition in the Ultra 320 market, both in retaining existing customers and securing new customers, and we cannot assure you that our products will achieve the same level of market acceptance as our Ultra 160 line of products. If they do not, our revenue and profitability will, over time, be adversely affected.

        If we are unable to compete effectively, our net revenues could be adversely affected. The markets for all of our products are intensely competitive and are characterized by the following:

  •
  Rapid technological advances

  •
  Frequent new product introductions

  •
  Evolving industry standards and

  •
  Price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, we face intense competition in the transition from products employing Ultra 160 technology to solutions employing Ultra 320 technology. We must also assimilate the recently acquired Eurologic operations. Our future success will depend on the level of acceptance of Eurologic products by new and existing customers. Further, in our Desktop Services Group, our USB 2.0 products have several competitors. We believe that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market. While we are focusing on solutions employing iSCSI technology for this market, many other companies are also focusing on networked storage solutions based on identified technologies that include, but are not limited to, iSCSI. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance is delayed due to the continuing global slowdown in technology spending. If iSCSI technology, or our products employing this technology, are not accepted by the market, our growth would be impaired.

        We cannot assure you that we will have sufficient resources to accomplish all of the following:

  •
  Meet growing product demand

  •
  Make timely introductions of new products

  •
  Compete successfully in the future against existing or potential competitors

  •
  Provide OEMs with design specifications in a timely manner and

  •
  Prevent price competition from eroding margins.

        Product quality problems could lead to reduced revenues and gross margins. We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software often contains "bugs" which can unexpectedly interfere with expected operations. We cannot assure you that our pre-shipment testing programs will be adequate to detect all defects which might interfere with customer satisfaction, reduce sales opportunities, or affect our gross margins if the cost of remedying the problems exceeded reserves established for that purpose. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and margins.

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies. In April 2003, we acquired Eurologic, a provider of external and network storage solutions. In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

  •
  Conduct acquisitions that are timely, relative to existing business opportunities

  •
  Successfully prevail over competing bidders for target acquisitions at an acceptable price

  •
  Invest in companies and technologies that contribute to the growth of our business

  •
  Incorporate acquired operations into our business and maintain uniform standards, controls and procedures

  •
  Retain the key employees of the acquired operation and

  •
  Develop the capabilities necessary to exploit newly acquired technologies.

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

        If there is a shortage of components used in our customers' products, our sales may decline, which could adversely affect our results of operations and financial position. If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies' chip supply shortages, which reduced the demand for our SSG products. This negatively affected our revenues in the first half of fiscal 2001. Similar shortages of components used in our customers' products could adversely affect our net revenues and financial results in future periods.

        The manufacture and introduction of our products is highly complex. We confront challenges in the manufacturing process that require us to:

  •
  maintain a competitive manufacturing cost structure

  •
  implement the latest process technologies required to manufacture new products

  •
  exercise stringent quality control measures to ensure high yields

  •
  effectively manage the subcontractors engaged in the wafer fabrication, test and assembly of products and

  •
  update equipment and facilities as required for leading edge production capabilities.

        We cannot assure you that problems with our manufacturing process may not occur in the future. If any such problems with our manufacturing process were to occur, we might not be able to meet the demands of our customers, which could harm our reputation, result in the loss of customers and adversely affect our net revenues and financial results in future periods.

        We currently purchase all of the finished production silicon wafers used in our products from wafer suppliers, and if they fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations. Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products through our agreements with TSMC and UMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

  •
  The availability of raw materials

  •
  The availability of manufacturing capacity

  •
  Transition to smaller geometries of semiconductor devices

  •
  The level of contaminants in the manufacturing environment

  •
  Impurities in the materials used and

  •
  The performance of personnel and equipment.

        While we have been satisfied with the quality, yield and timeliness of wafer deliveries to date, we cannot assure you that manufacturing problems may not occur in the future. A shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that wafer suppliers will continually seek to convert their processes for manufacturing wafers to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the wafer suppliers we use are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional suppliers. Additional wafer suppliers may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

        If our manufacturing demand for silicon wafers falls below our projections, we may not be able to fully utilize our prepayments to TSMC, which could adversely affect our results of operations and financial position. From time to time, we have entered into "take or pay" contracts that have committed us to purchase specific wafer quantities over extended periods based on our projected needs. In addition, we have made advance payments to TSMC in order to secure guaranteed wafer capacity. If our demand for wafer units falls below our projections, we may not be able to fully utilize our advance payments. The unused portion of the advance payments may be impaired and written off as an asset impairment charge, which would adversely affect our financial results.

        We depend on subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers. We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. We employ SMTC to manufacture our ServeRAID products, which are sold to IBM. We cannot assure you that such subcontractors will continue to be able and willing to meet our requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, such subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

        We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings. We derived between approximately 45% and 55% of our net revenues for fiscal 2001 to fiscal 2003 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationship with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

        Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors build inventories in anticipation of future sales, and if, as has been the case from the second half of fiscal 2001 through fiscal 2003, such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

        Our operations depend on key personnel, the loss of whom could affect the growth and success of our business. In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The expansion of high technology companies in Silicon Valley, where we operate our business, has increased demand for experienced management, technical, marketing and support personnel and despite the economic slowdown, competition for their talents is intense. In addition, with the exception of a few employees with whom we entered into employment agreements in connection with acquisition transactions, we do not have employment contracts with our key employees, including any of our executive officers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

        Our international operations involve risks, and may be subject to political or other non-economic barriers to our being able to sell our products in certain countries, local economic conditions that reduce demand for our products among our target market, and potential disruption in the supply of necessary components. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, changes in import/export regulations, tariffs and freight rates. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target market or expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenue and operate effectively.

        The recent outbreak of SARS in the Asia-Pacific region and its continued spread could harm sales of our products. The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our business. Our business may be impacted by a number of SARS-related factors, including, but not limited to, disruptions in the operations of our customers and their partners, reduced sales in certain end-markets, such as servers, and increased costs to conduct our business abroad. If the number of cases of SARS continues to rise or spread to other areas, including the United States, our net revenues could potentially be adversely affected.

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results. Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In fiscal 2003, we recorded an impairment charge of $1.5 million relating to the decline in value of minority investments. In fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of minority investments. In addition, the FASB issued SFAS No. 142 in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. For acquisitions consummated prior to July 1, 2001, we adopted SFAS No. 142 on April 1, 2002. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

        If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively. Although we actively maintain and defend our intellectual property rights, we may be unable to adequately protect our proprietary rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Because we conduct a substantial portion of our operations in Singapore and other locations outside of the United States and sell to a worldwide customer base, we are more dependent on our ability to protect our intellectual property in international environments than would be the case if our operations were more domestic.

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

        Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources. From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we are paying, in annual installments, an aggregate patent fee of $13.3 million, and we granted IBM a license to use all of our patents for the same period. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

        We cannot assure you that third parties will not assert other infringement claims against us, directly or indirectly, in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed intellectual property from third parties on commercially reasonable terms. These claims may be asserted in respect of intellectual property that we own or that we license from others. In addition to claims brought against us by third parties, we may also bring litigation against others to protect our rights. Intellectual property litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources, and could adversely affect our business and financial results.

        We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention. From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position. Also see Item 3 "Legal Proceedings" contained in Part I of this report.

        If we repatriate cash from our foreign subsidiaries, we may incur additional income taxes which would negatively affect our results of operations and financial condition. We held $507.5 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we may incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

        We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position. Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results.

        We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position. On June 27, 2000, we received a statutory notice of deficiency from the IRS, with respect to our Federal income tax returns for fiscal 1994 through 1996. In December 2001, our 1994 through 1996 tax audits were resolved and settlement agreements were filed with the United States Tax Court. On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies and settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments, and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

        We finance our capital expenditure needs from operating cash flows, bank financing and capital market financing, and if we need to seek additional financing, it may not be available on favorable terms. In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we rely on operating cash flows, capital market and bank financing. Historically, we have been able to access capital and bank markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs through fiscal 2004. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.

        We are exposed to fluctuations in foreign currency exchange rates. Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-United States currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar-denominated operating expenses in Europe and Asia, where we sell primarily in United States dollars. Recently, we have begun Euro-denominated sales to our customers in the European Union and expect to continue such sales in the future. Additionally, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Singapore manufacturing facilities. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

        We hold minority interests in non-public companies, and if these companies face financial difficulties in their operations, our investments could be impaired. We continue to hold minority interests in privately held companies. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the current economic downturn, our investments in these companies may be impaired and could adversely affect our financial results. For example, we recorded impairment charges in the second and fourth quarters of fiscal 2003 and in the first and third quarters of fiscal 2002 related to a decline in the values of minority investments deemed to be other-than-temporary.

        Our spin-off of Roxio may have potential subsequent tax liabilities that could negatively affect our results of operations. Pursuant to our distribution of the Roxio common stock, we received an opinion from PricewaterhouseCoopers LLP, or PwC, regarding the tax-free nature of the transaction to us and to our stockholders under Section 355 of the Internal Revenue Code. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fail to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

        We may have potential business conflicts of interest with Roxio with respect to our past and ongoing relationships, and we may not resolve these conflicts on terms favorable to us. Conflicts of interest may arise between Roxio and us in a number of areas relating to our past and ongoing relationship, including:

  •
  Tax, indemnification and other matters arising from the separation

  •
  Intellectual property matters

  •
  The nature, quality and pricing of transitional services we have agreed to provide to Roxio and

  •
  Business opportunities that may be attractive to both Roxio and us.

        These and other business conflicts could adversely affect the growth of our business in the future.

        Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and the Nasdaq National Market has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

        We may encounter natural disasters, which could cause disruption to our employees or interrupt the manufacturing process for our products. Our operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenues and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could cause disruption to our employees or interrupt the manufacturing process, which could affect TSMC's ability to supply wafers to us, which could negatively affect our business and financial results. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our net revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake.

        Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have an adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have an adverse effect on our business, operating results, and financial condition. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Item 2. Properties

        We own seven buildings (approximately 479,000 square feet) in Milpitas, California, of which approximately 300,000 square feet are used by us primarily for corporate offices, research and development, technical support, and sales, marketing and administration. The remaining approximately 179,000 square feet are leased or available for lease. Internationally, Adaptec Mfg. (S) Pte. Ltd., our subsidiary located in Singapore, is located in one facility that we own (approximately 221,000 square feet) that is used by us for manufacturing, research and development, sales and warehousing. We have leased to third parties approximately 11,000 square feet of this facility.

        We currently lease five buildings (approximately 96,000 square feet) in Milpitas, Foothill Ranch, Livermore and Santa Clara, California, of which one building is used as a warehouse, one building is occupied by us and three buildings are subleased or available for sublease. We also lease land (approximately 51,000 square feet) in Milpitas, California that is used for parking. In addition, we currently lease one building in Orlando, Florida (approximately 100,000 square feet), of which approximately 65,000 square feet is used for engineering, technical support, and sales, marketing and administration. Other leased facilities are located in Nashua, New Hampshire (approximately 67,000 square feet); Raleigh/Durham, North Carolina (approximately 16,000 square feet); Plymouth, Minnesota (approximately 15,000 square feet); Hudson, Wisconsin (approximately 11,000 square feet); Longmont, Colorado (approximately 1200 square feet) and Redmond, Washington (approximately 5,000 square feet). These leased facilities are primarily used for research and development and technical support. Approximately 67,000 square feet of our leased facility at Nashua, New Hampshire and approximately 35,000 square feet of our leased facility at Orlando, Florida are subleased or available for sublease.

        We lease four sales offices in the United States, as well as sales offices in the following international locations: North Ryde, Australia; Beijing and Hong Kong, China; Camberley Surrey, England; Bretonneux, France; Haar, Germany; and Tokyo, Japan. The Haar and Tokyo offices also provide technical design efforts and technical support. Approximately 4,000 square feet of the 14,000 square feet sales office in England are subleased to a third party. In addition, we have offices in Hyderabad and Bangalore in India that provide technical design efforts. We also lease office space in Waterloo, Belgium, which is available for sublease.

        With the acquisition of ICP vortex in June 2003, we assumed their operating lease at Neckarsulm, Germany (approximately 19,000 square feet).With the acquisition of Eurologic in April 2003, we assumed their operating leases at the following locations: Colorado Springs, Colorado (approximately 12,000 square feet) primarily used for research and development, Boxborough, Massachusetts (approximately 15,000 square feet) primarily used as a sales office, and Dublin, Ireland (approximately 40,000 square feet) which is used for manufacturing, research and development, sales and warehousing. Approximately 10,000 square feet of the leased facility at Boxborough, Massachusetts is subleased or available for sublease.

        We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

Item 3. Legal Proceedings

        In December 1999, we purchased Distributed Processing Technology Corporation, or DPT. As part of the purchase agreement, $18.5 million of the purchase price was held back, which we refer to as the Holdback Amount, from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, we determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused us to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, we filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million.

In January 2001, the DPT stockholders notified us as to their objection to our claim. Under the terms of the purchase agreement, our claim was submitted to arbitration. Thereafter, we also initiated arbitration proceedings against Stephen Goldman, the principal shareholder and former president of DPT, alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. The arbitration hearing was conducted during December 2002. In May 2003, we entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed, that we would retain the Holdback Amount and additionally, Steven Goldman would pay us $31.0 million. We received the $31.0 million in May 2003. The settlement follows the arbitrator's partial decision in April 2003 in our favor for $50.0 million. We will record a gain of approximately $49.3 million in the first quarter of fiscal 2004.

        On June 27, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax returns for fiscal 1994 to 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the United States Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. The outcome did not have a material effect on our financial position or results of operations, as sufficient tax provisions have been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

        On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. We believe that the final outcome of all issues will not have a material adverse impact on our financial position or results of operations, as we believe that we have meritorious defense against the asserted deficiencies and any proposed adjustments and have made sufficient tax provisions. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional payments.

        In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information for Common Stock

        Our common stock is traded on the Nasdaq National Market under the symbol "ADPT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market. We completed the spin-off of Roxio on May 11, 2001. All sales prices prior to this date have not been adjusted to reflect this transaction. The market price of our common stock has been volatile. See "Risk Factors."

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First quarter	$15.34	$7.43	$12.01	$7.41
Second quarter	8.40	4.30	12.26	7.20
Third quarter	7.25	3.60	16.90	7.52
Fourth quarter	7.40	5.45	18.49	10.39

        As of March 31, 2003, there were approximately 871 stockholders of record of our common stock.

Dividends

        We have never paid cash dividends on our common stock. It is presently our policy to reinvest earnings for our business. On April 12, 2001, in connection with the Roxio spin-off, the Board of Directors declared a dividend of shares of Roxio common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio common stock for each outstanding share of common stock.

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

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues[1]	$408,113	$418,749	$578,312	$729,171	$642,436
Cost of revenues	203,018	203,030	275,513	264,555	275,023
Patent settlement fee	—	—	(3,626)	9,325	—

Gross profit	205,095	215,719	306,425	455,291	367,413

Total operating expenses[1,2]	239,541	426,535	335,236	253,438	409,952
Income (loss) from continuing operations	(15,426)	(196,673)	42,557	164,281	(20,447)
Net income from discontinued operations	—	495	2,893	6,508	7,154
Net loss on disposal of discontinued operations	—	—	(5,807)	—	—
Net income (loss)	(15,426)	(196,178)	39,643	170,789	(13,293)
Net Income (Loss) Per Share Data:
Basic:
Continuing operations	$(0.14)	$(1.92)	$0.43	$1.59	$(0.19)
Discontinued operations	$—	$0.00	$(0.03)	$0.06	$0.06
Net income (loss)	$(0.14)	$(1.91)	$0.40	$1.65	$(0.12)
Diluted:
Continuing operations	$(0.14)	$(1.92)	$0.42	$1.50	$(0.19)
Discontinued operations	$—	$0.00	$(0.03)	$0.06	$0.06
Net income (loss)	$(0.14)	$(1.91)	$0.39	$1.56	$(0.12)
Shares used in computing net income (loss) per share:
Basic	106,772	102,573	99,403	103,427	110,127
Diluted	106,772	102,573	101,364	109,711	110,127
	March 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$742,302	$803,659	$651,329	$662,691	$743,912
Restricted marketable securities	14,789	21,212	—	—	—
Net assets of discontinued operations	—	—	44,153	51,317	6,860
Total assets[3]	1,102,979	1,208,422	1,208,241	1,342,201	1,170,323
Long-term liabilities	252,596	457,625	235,350	244,200	230,000
Stockholders' equity[3]	602,777	597,392	778,981	877,306	790,844
Working capital[3]	645,320	793,854	664,555	656,556	852,618

Notes:

(1)
We adopted EITF No. 01-09 in January 2002. As a result, certain consideration paid to distributors is now classified as a revenue offset rather than as an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

(2)
As of April 1, 2002, we ceased amortization of goodwill to conform with the provisions of SFAS 142.

(3)
Prior period financial statements have been reclassified to conform to current period presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We operate in an industry sector where stock values are highly volatile and may be influenced by economic and other factors beyond our control. We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors. See additional discussion contained in "Risk Factors" set forth in Part I, Item 1 of this Annual Report on Form 10-K.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our software segment, Roxio, into a fully independent and separate company in May 2001. Unless otherwise indicated, the information contained in this Form 10-K relate to our continuing operations.

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

        We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See "Risk Factors" for certain risks relating to our future operating results.

        Revenue Recognition:    Our policy is to recognize revenue from product sales, including sales to OEMs, distributors and retailers, upon shipment from us, provided persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Our software revenue recognition policy is in accordance with SOP No. 97-2. For software product sales to distributors, revenue is recognized upon product shipment to the distributors provided that all fees are fixed or determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. For software product sales to OEMs, revenue is recognized upon product shipment and based on royalty reports from the OEMs, provided that all fees are fixed and determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. As part of our revenue recognition policy, we analyze various factors, including a review of specific transactions, historical experience and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products subject to certain conditions. We establish allowances for expected product returns in accordance with SFAS No. 48. We also establish allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprise our revenue reserves and are recorded as direct reductions of revenue and accounts receivable. We make estimates of future returns and rebates based primarily on our past experience as well as the volume and price mix of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from our estimates. However, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

        Receivables:    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

        Warranty costs:    Our products typically carry a one to three year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Our warranty obligations are affected by product failure rates and the material usage and replacement costs incurred in correcting a product failure. Should actual product failure rates, use of materials or replacement costs differ from our estimates, additional warranty costs could be required.

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

        Goodwill and Purchased Intangible Assets:    The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price paid to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. The amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

        Impairment of Long-Lived Assets:    We review goodwill and purchased intangible assets with indefinite lives at least annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of each reporting unit (which we have determined to be our operating segments) is compared to its carrying value. The fair value is estimated using a discounted cash flow approach. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. SFAS No. 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The fair value is estimated using a discounted cash flow approach. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.

        We review our long-lived assets, including property and equipment and finite-lived intangibles, for impairment when events indicate that their carrying amount may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on a comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows using a discount rate based upon our weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets.

        Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

  i)
  significant negative industry or economic trends;

  ii)
  exiting an activity in conjunction with a restructuring of operations;

  iii)
  current, historical or projected losses that demonstrate continuing losses associated with an asset; or

  iv)
  a significant decline in our market capitalization relative to net book value.

        The discounted cash flow approach for estimating the fair value of long-lived assets, goodwill and purchased intangible assets is dependent on a number of factors including estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates used to calculate the discounted cash flow. Our fair value estimates, as well as the allocation of net assets to reporting units, are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and as a result, actual results may differ from those estimates.

        Investments:    We have made investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Investments in public companies are classified as available-for-sale and are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. The share prices of the publicly traded securities have been volatile. We periodically review these investments for other-than-temporary declines in fair value and write down investments to their fair value when an other-than-temporary decline has occurred. Fair values for investments in public companies are determined using quoted market prices. Unrealized losses considered other-than-temporary are charged to "Interest and other income" in the Consolidated Statements of Operations in the period in which the determination is made.

        Investments in nonpublic companies in which we do not have the ability to exercise significant influence are accounted for at cost (including adjustments for other-than-temporary impairments). The value of the non-publicly traded securities is sometimes difficult to determine. We periodically review these investments for other-than-temporary declines in fair value and write down investments to their fair value when an other-than-temporary decline has occurred. Fair values for investments in privately held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information, the values of recent rounds of financing, or quoted market prices of comparable public companies. Unrealized losses considered other-than-temporary are charged to "Other Charges" in the Consolidated Statements of Operations in the period in which the determination is made. Although we believe our estimates reasonably reflect the fair value of the non-publicly traded securities we own, had there been an active market for the equity securities, the carrying values might have been materially different than the amounts reported. Future adverse changes in market conditions or poor operating results of companies in which we have such investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value and which could require an impairment charge.

        Restructuring Reserves:    We have recorded reserves for costs related to the restructuring of our operations. The restructuring costs include severance payments to employees, lease and contract termination fees, asset write-offs and other costs to close facilities. The reserves are recorded at fair value at the time the liability for the costs is incurred. These liabilities include management's estimates pertaining to sublease activities. Our sublease reserve is sensitive to the level of sublease rent anticipated. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that our estimates for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made.

        Income Taxes:    As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

ACQUISITIONS AND OTHER MAJOR TRANSACTIONS

        We are continually exploring strategic acquisitions that build upon our existing library of intellectual property and enhance our technological leadership in the markets where we operate.

Recent Acquisitions

ICP Vortex Acquisition

        In June 2003, we acquired ICP vortex for approximately $15 million in cash. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and Fibre Channel products. ICP vortex is being integrated into our SSG segment. The acquisition will be accounted for as a purchase in fiscal 2004 in accordance with SFAS No. 141.

Eurologic Acquisition

        In April 2003, we acquired Eurologic, a provider of external and networked storage solutions, for approximately $27 million in cash plus the fair value of assumed stock options to purchase 0.5 million shares of our common stock. We expect the acquisition of Eurologic will further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. Eurologic is being integrated into our SSG segment. The acquisition will be accounted for as a purchase in fiscal 2004 in accordance with SFAS No. 141.

Fiscal 2002

IBM ServeRAID Agreements

        In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we will supply RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. The agreement does not contain minimum purchase commitments from IBM and we cannot be assured of the future revenue we will receive under this agreement. Either party may terminate the technology licensing agreement if the other party materially breaches its obligations under the agreement. The product supply agreement automatically terminates at the end of three years or earlier upon breach of a material contract obligation by us or upon the occurrence of any transaction within two years of the effective date of the agreement that results in: (i) a competitor of IBM beneficially owning at least 10% of our voting stock or any of our affiliates; (ii) a competitor of IBM becoming entitled to appoint a nominee to our Board of Directors; or (iii) a director, office holder or employee of a competitor of IBM becomes one of our directors.

        In consideration, we paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of our common stock at an exercise price of $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. We allocated $12 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to our channel and OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon our estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee shall be included in "Net revenues" and "Cost of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

Platys Acquisition

        In August 2001, we purchased Platys, a developer of IP storage solutions. We believe that the acquisition will accelerate our ability to provide IP storage connectivity for three high-growth IP storage markets: SANs, fabric switches and NAS. In consideration for the acquisition, we exchanged $50.0 million in cash, issued 5.2 million shares of our common stock valued at $59.8 million (including 0.9 million shares of restricted stock) and assumed stock options to purchase 2.3 million shares of our common stock with a fair value of $25.1 million. We also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of our common stock on the Nasdaq National Market for the two days prior to the acquisition date and the closing price of our common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and we used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

        As part of the purchase agreement, $15.0 million of the cash payment was held back, which we refer to as the General Holdback, for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was recorded in accrued liabilities at March 31, 2002. In fiscal 2003, we were notified of certain claims submitted by former Platys employees and consultants related to activities prior to the acquisition of Platys by us. During fiscal 2003, we paid $10.7 million of the General Holdback to the former Platys shareholders or to settle certain claims on their behalf. The remaining $4.3 million was retained pending the resolution of these claims and will be paid to the former Platys employees and consultants or to the Platys shareholders upon resolution of the claims.

        In exchange for certain Platys common stock that was subject to repurchase at the date of acquisition, we committed to pay $6.9 million of cash, which we refer to as Unvested Cash, and issued to certain employee shareholders, 0.9 million shares of our common stock valued at $10.1 million, which we refer to as Restricted Stock. The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee shareholders' continued employment with Adaptec. We recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. In addition, of the 2.3 million shares of our common stock subject to assumed stock options, approximately 1.9 million shares with an intrinsic value of $18.3 million were unvested, which we refer to as Unvested Options. In accordance with FIN No. 44, the intrinsic value of these Unvested Options was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods. The payment of the Unvested Cash is also contingent upon the employee shareholders' continued employment with us and is being paid and recognized as compensation expense as the Restricted Stock vests. As of March 31, 2003, there remains $0.3 million of the Unvested Cash to be paid.

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

        Approximately $53.4 million of the purchase price was allocated to acquired in-process technology, which consisted of ASIC-based iSCSI technology for IP storage solutions, and was written off in the second quarter of fiscal 2002.

        The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in our Consolidated Statements of Operations from the date of the acquisition.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of shares of Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants by Agilent to purchase shares of our common stock under the terms of our development and marketing agreement with them. The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represented the initial long-term funding we contributed to Roxio at the date of distribution.

        As a result of the spin-off, our historical consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30.

        Under the Master Transitional Services Agreement we entered into with Roxio, we agreed to provide Roxio certain corporate support services, including information technology systems, supply chain, human resources administration, product order administration, customer service, buildings and facilities, and legal, finance and accounting services. Our fees for providing these services were typically the cost of providing the services, plus five percent. These transitional service arrangements generally had a term of one year following the legal separation other than a five-year facility lease for Roxio's corporate headquarters. Effective May 2002, Roxio vacated the facilities leased to them pursuant to an early termination right in the lease and occupancy license agreement. Subsequent to fiscal 2002, we no longer provide such transitional services to Roxio other than certain technical support functions.

        In addition, we also entered into a TSA, with Roxio for tax matters. The TSA provides for the allocation of income, losses, credits and other tax attributes prior to the distribution of the shares of Roxio common stock to our stockholders, and assigns certain responsibilities for administrative matters such as the filing of returns, payment of taxes due, retention of records and conducts of audits, examinations or similar proceedings. The TSA provides that we retain the risk of any modification of tax liabilities for periods prior to the distribution date. In addition, the TSA requires Roxio to indemnify us for certain taxes and similar obligations that we could incur if the distribution does not qualify for tax-free treatment due to certain events, such as an acquisition of a controlling interest in Roxio's common stock after the distribution, Roxio's failure to continue its business after the distribution or a repurchase of Roxio's common stock.

RESULTS OF OPERATIONS

        The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Years Ended March 31,
	2003	2002	2001
Net revenues[1]	100%	100%	100%
Cost of revenues	50	48	48
Patent settlement fee	—	—	(1)

Gross margin	50	52	53

Operating expenses:
Research and development	29	29	19
Selling, marketing and administrative[1]	22	25	22
Amortization of goodwill and acquisition-related intangibles	4	14	10
Write-off of acquired in-process technology	—	13	—
Restructuring charges	4	2	2
Other charges	0	19	5

Total operating expenses	59	102	58

Loss from operations	(9)	(50)	(5)
Interest and other income	8	8	27
Interest expense	(4)	(3)	(2)

Income (loss) from continuing operations before provision for (benefit from) income taxes	(5)	(45)	20
Provision for (benefit from) income taxes	(1)	2	13

Net income (loss) from continuing operations	(4)	(47)	7
Net income from discontinued operations, net of taxes	—	0	1
Net loss on disposal of discontinued operations, net of taxes	—	—	(1)

Net income (loss)	(4)%	(47)%	7%

Notes:

(1)
We adopted EITF No. 01-09 in January 2002. As a result, certain consideration paid to distributors is now classified as a revenue offset rather than as operating expense. Prior period financial statements have been reclassified to conform to this presentation.

        Net Revenues.    Our fiscal 2003 net revenues were $408.1 million, a decrease of 3% from the prior year. Net revenues for the year consisted of $343.9 million from the SSG segment, an increase of 1% from the prior year, $54.1 million from the DSG segment, a decrease of 16% from the prior year, and $10.1 million from the SNG segment, a decrease of 20% from the prior year. Our distributor-owned inventories decreased by approximately 6% at March 31, 2003 as compared to March 31, 2002.

        Net revenues from our SSG segment in fiscal 2003 consisted primarily of revenues from sales of our SCSI and RAID products. Fiscal 2003 net revenues from the SSG segment increased slightly from the prior year due to increased sales of our RAID and external storage products. This increase was primarily due to sales of ServeRAID products to IBM, which began in the second quarter of fiscal 2003. However, this increase in net revenues was almost fully offset by the continued decline in sales volumes of our SCSI products. The decline in the volume of SCSI product sales was attributable to a decline in demand due to penetration of other lower-cost solutions, such as ATA, and a shift in the server market share from smaller VARs to major OEMs. Because we derive a higher proportionate share of our SCSI revenues from VARs, our total SCSI revenues have been adversely impacted by this shift and may continue to be impacted in the future.

        We are beginning to see a shift in our product mix towards a greater portion of RAID products as compared to SCSI products. We are transitioning from our Ultra 160 family of products, the major product family of our SSG segment, to our new family of Ultra 320 products. While this transition has not occurred as rapidly as we previously expected, we expect that this Ultra 320 transition will occur over a period of the next several quarters. Additionally, we expect to begin volume shipments of our SCSI and RAID products based on the next generation Serial ATA technology in the second quarter of fiscal 2004. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer acceptance for, and ultimately selling, our Serial ATA and Ultra 320 products to our current and new customers,.

        Net revenues from our DSG segment in fiscal 2003 consisted of revenues from sales of our SCSI-based desktop computer solutions, USB host-bus adapters, FireWire/1394 solutions and our recently introduced digital media products. Fiscal 2003 net revenues from the DSG segment decreased from the prior year due to a decline in sales volumes of our SCSI-based desktop computer solutions caused by a reduction in demand resulting from the penetration of other lower-cost solutions and alternative technologies. Approximately half the decrease in SCSI revenues was offset by increased sales of USB 2.0 and FireWire/1394 connectivity solutions, hubs and the new digital media products launched in the second quarter of fiscal 2003. We expect revenues from our SCSI-based desktop computer solutions to continue to decline.

        Net revenues from our SNG segment in fiscal 2003 consisted of revenues from sales of our NICs and fibre channel products. Fiscal 2003 net revenues from the SNG segment decreased from the prior year due to a decline in sales volumes of fibre channel products and NICs. A majority of the decrease in net revenues was due to a decline in sales volumes of fibre channel products to OEMs and the balance was due to a decline in sales volumes of NICs. In addition, we started commercial shipments of our iSCSI HBAs in the fourth quarter of fiscal 2003 as we completed the initial in-process research and development projects related to the acquisition of Platys. We expect revenues from existing NIC products, which represented approximately 80% of our net revenues from our SNG segment in fiscal 2003, to continue to decline. Additionally, we expect sales of our fibre channel products to continue to decline.

        Our fiscal 2002 net revenues were $418.7 million, a decrease of 28% from the prior year. Net revenues for the year consisted of $341.9 million from the SSG segment, a decrease of 25% from the prior year, $64.2 million from the DSG segment, a decrease of 28% from the prior year, and $12.7 million from the SNG segment, a decrease of 59% from the prior year. Distributor-owned inventories decreased by approximately 19% in fiscal 2002 as compared to fiscal 2001.

        Net revenues from our SSG segment in fiscal 2002 primarily consisted of revenues from sales of our SCSI and RAID products. Fiscal 2002 net revenues from the SSG segment decreased from the prior year due to a decline in sales volume across our SCSI and RAID product categories, due to an industry-wide slowdown in capital spending. This resulted in reduced end-user demand for servers and storage systems and caused our OEM and channel distributor customers to focus on reducing their inventories on hand.

        Net revenues from our DSG segment in fiscal 2002 consisted of revenues from sales of our SCSI-based desktop computer solutions, USB host-bus adapters and FireWire/1394 solutions. Fiscal 2002 net revenues from the DSG segment decreased from the prior year, due to the continued decline in the demand for SCSI-based desktop computer solutions. The continuing decline in demand resulted from the penetration of other lower-cost solutions, including our FireWire/1394 and USB 2.0 products. This decline was partially offset by increased sales of our FireWire/1394 solutions launched in the third quarter of fiscal 2001 and our USB 2.0 host-bus adapters launched in the first quarter of fiscal 2002.

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

        Gross Margin.    Our gross margin was 50% in fiscal 2003 compared to 52% in fiscal 2002. Gross margin for fiscal 2003 decreased from fiscal 2002 due to a decline in sales of our SCSI products, which carry relatively high margins, and an increase in sales of our ServeRAID products to IBM, which have lower margins. Additionally, gross margin for fiscal 2002 was unfavorably impacted by excess inventory charges due to customers delaying shipments or canceling orders as a result of the slowdown in their capital expenditures.

        Our RAID products generally carry lower margins than our high-margin SCSI products, and to the extent that the revenues from our RAID products continue to increase relative to revenues from our SCSI products, we would expect our margins to be adversely impacted. Additionally, we expect our gross margin to be adversely impacted as revenues from our external storage products increase.

        Our fiscal 2002 gross margin was 52% compared to 53% in fiscal 2001. Gross margin in fiscal 2002 was negatively affected by excess manufacturing capacity due to lower production volumes, and proportionately higher sales of lower margin products. The lower production volumes reflected the reduced demand for our products caused by lower demand for servers and storage systems.

        Research and Development Expense.    Our fiscal 2003 research and development expense decreased to $117.7 million from $123.0 million in the prior year. For both fiscal 2003 and fiscal 2002, research and development expense was 29% as a percentage of net revenues.

        The decrease in research and development expense is primarily a result of deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $8.2 million in fiscal 2003 as compared to fiscal 2002. In fiscal 2003, we recorded deferred compensation charges of $10.4 million representing the vesting of restricted stock, unvested cash and assumed stock options. In fiscal 2002, we recorded deferred compensation charges of $18.6 million, including $6.9 million representing seven months of vesting of restricted stock, unvested cash, and assumed stock options and $11.7 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, which we believe are not indicative of our core operating results, our spending increased 3% in fiscal 2003 over fiscal 2002. The increase in spending, net of deferred compensation charges, was primarily due to the additional workforce brought on through our acquisition of Platys in August 2001 and related continued investment in iSCSI technology, and additional development expenses related to the workforce hired to exploit the technology acquired through the ServeRAID agreement with IBM in March 2002 and the Tricord asset purchase in November 2002. The additional spending was only partially offset by savings obtained through reductions in infrastructure spending and reduced headcount resulting from restructuring plans implemented in fiscal 2002 and the second quarter of fiscal 2003. Excluding the deferred compensation charges, research and development expense was $107.3 million, or 26% of net revenues in fiscal 2003 and $104.4 million, or 25% of net revenues in fiscal 2002. We remain committed to significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the IP storage, server storage, networking, desktop, and external storage markets. We also invest in research and development of new technologies, including Serial ATA and Serial Attached SCSI.

        Our fiscal 2002 research and development expense increased to $123.0 million from $110.6 million in the prior year. As a percentage of net revenues, fiscal 2002 research and development expense was 29% compared to 19% in fiscal 2001. The increase in research and development expense is primarily a result of deferred compensation charges in association with the Platys acquisition of $18.6 million taken in fiscal 2002. Excluding the deferred compensation charges, which we believe are not indicative of our core operating results, our spending declined 6% in fiscal 2002 from fiscal 2001. The decrease in spending, net of deferred compensation charges, was primarily due to reductions of infrastructure spending and headcount associated with our restructuring plans implemented in the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002. The impact of the restructuring was partially offset by additional research and development spending as a result of the Platys acquisition in the second quarter of fiscal 2002 and our related continued investment in iSCSI technology. Excluding the deferred compensation charges, research and development expense, as a percentage of net revenues, was 25% for fiscal 2002.

        Selling, Marketing and Administrative Expense.    Our fiscal 2003 spending for selling, marketing and administrative activities decreased to $91.1 million from $105.2 million in the prior year. As a percentage of net revenues, fiscal 2003 spending was 22% compared to 25% in fiscal 2002.

        Deferred compensation charges in connection with the acquisition of Platys decreased by $7.7 million in fiscal 2003 as compared to fiscal 2002. In fiscal 2003, we recorded deferred compensation charges of $4.0 million representing the vesting of restricted stock, unvested cash and assumed stock options. In fiscal 2002, we recorded deferred compensation charges of $11.7 million, including $2.4 million representing seven months of vesting of restricted stock, unvested cash, and assumed stock options and $9.3 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, which we believe are not indicative of our core operating results, our selling, marketing and administrative spending declined 7% in fiscal 2003 from fiscal 2002. The decrease in selling, marketing and administrative expense was primarily attributable to the reductions of our workforce, marketing programs and other discretionary spending as a result of the restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003, partially offset by additional workforce brought on through our acquisition of Platys in August 2001. Excluding the deferred compensation charges, selling, marketing and administrative expense was $87.1 million, or 21% of net revenues in fiscal 2003 and $93.5 million, or 22% of net revenues in fiscal 2002.

        Our fiscal 2002 spending for selling, marketing and administrative activities decreased to $105.2 million from $125.3 million in the prior year. As a percentage of net revenues, fiscal 2002 spending was 25% compared to 22% in fiscal 2001. The decrease in selling, marketing and administrative expense was primarily attributable to the reductions of our workforce, marketing programs and other discretionary spending as a result of the restructuring plans implemented in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. We reduced our selling, marketing and administrative expense by approximately $32.0 million due to reductions in corporate advertising and marketing programs of $11 million, world-wide workforce of $10 million and $11 million relating to various discretionary expenses, including consulting, travel and other outside services. The decrease, however, was partially offset by deferred compensation charges of $11.7 million associated with the Platys acquisition in fiscal 2002. Excluding the deferred compensation charges, which we believe are not indicative of our core operating results, our spending declined 25% in fiscal 2002 over fiscal 2001. Excluding the deferred compensation charges, selling, marketing and administrative expense, as a percentage of net revenues, was 22% for fiscal 2002.

        Amortization of Goodwill and Acquisition-Related Intangibles.    We adopted SFAS No. 142 on April 1, 2002. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In accordance with SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill will be subject to annual impairment tests, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144. We completed the annual impairment tests during the fourth quarter of fiscal 2003 and concluded that, as of March 31, 2003, there was no impairment of goodwill.

        Our fiscal 2003 amortization of acquisition-related intangibles (including goodwill in fiscal 2002 and 2001) included in operating expenses was $15.0 million, compared to $57.4 million and $61.3 million in fiscal 2002 and fiscal 2001, respectively. The decrease in amortization in fiscal 2003 as compared to fiscal 2002 was due to the cessation of goodwill amortization in fiscal 2003 attributable to the adoption of SFAS No. 142 as discussed above, partially offset by $2.2 million of additional amortization of acquisition-related intangibles due to a full year of amortization from our fiscal 2002 acquisition of Platys.

        The decrease in amortization in fiscal 2002 as compared to fiscal 2001 was due to $7.0 million of amortization of warrant costs associated with the Agilent development and marketing agreement included in 2001 offset by an increase in the amortization of acquisition-related intangibles of $3.1 million in connection with the acquisition of Platys in August 2001.

        Write-Off of Acquired In-Process Technology.    In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain ASIC-based iSCSI technology for IP storage solutions. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

        Net Revenues.    The estimated net revenues were based on management projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow and peak after fiscal 2006, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of our new product introductions and those of our competitors.

        Gross Margins.    Projected gross margins were based on Platys' historical margins, which were in line with our SNG segment into which the acquired assets from Platys were integrated.

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

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The cost of capital used in discounting the net cash flows ranged from approximately 40% to 60% for each of the projects.

        Percentage of Completion.    The percentage of completion was determined using costs incurred by Platys prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, project completion ranged from 25% to 90%.

        We completed the initial in-process projects and began shipping product in the fourth quarter of fiscal 2003 with the completion and commercialization of follow-on in-process products expected to occur by the end of fiscal 2004. These in-process projects will be completed approximately one year after the estimated completion dates used for valuation of the assets acquired. The longer development period is due to customer requests to incorporate increased functionality into the initial products, as well as the inherent challenges encountered in developing and commercializing a new and complex technology such as iSCSI. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. The completion of the longer term in-process projects has been deferred until there is more widespread market acceptance of the acquired ASIC-based iSCSI technology. We expect the remaining costs to bring the planned in-process projects to completion to be approximately $18.0 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Restructuring Charges.    As a result of the economic slowdown and decline in capital spending in the information technology industry, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive new company-wide expense-control programs. We believe we reduced our annual infrastructure expense level by at least $75 million as a result of our fiscal 2003, fiscal 2002 and fiscal 2001 restructuring plans.

        We recorded $14.3 million, $10.0 million and $9.9 million in restructuring charges during fiscal 2003, 2002 and 2001, respectively, as follows:

        Fourth Quarter of Fiscal 2003 Restructuring Plan:    In February 2003, we implemented a restructuring program to improve financial performance and realigned personnel resources in all of our operating segments. The realignment resulted in the involuntary termination of 166 employees from our worldwide workforce. These terminated employees were across engineering, administrative and sales and marketing functions. Approximately 86%, 6%, 4% and 4% were based in the United States, Asia Pacific region, Europe and Japan, respectively. In connection with the realignment effort, we recorded a restructuring charge of $7.0 million in the fourth quarter of fiscal 2003, which included $4.9 million for severance and benefits and a $2.1 million non-cash charge for the write-off of certain assets, including software and equipment no longer used by us. These assets were abandoned, as they were deemed unnecessary due to the reductions in workforce. The expenses associated with the restructuring plan are included in "Restructuring charges" in the Consolidated Statements of Operations. Of the total restructuring expense incurred, approximately $3.8 million, $0.7 million and $2.5 million relate to the SSG, DSG and SNG segments, respectively. We do not expect incur any further charges in connection with this restructuring plan.

        Second Quarter of Fiscal 2003 Restructuring Plan:    In July 2002, we announced a restructuring program to reduce expenses and streamline operations in all of our operating segments and recorded a restructuring charge of $6.2 million. The restructuring charge included $4.0 million for severance and benefits related to the involuntary termination of approximately 170 employees. These terminated employees were throughout all functions of Adaptec, which include manufacturing, administrative, sales and marketing and engineering. Approximately 73%, 24%, 2% and 1% were based in the United States, Singapore, Europe and Japan, respectively. We recorded $0.5 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in New Hampshire and Colorado. We wrote-off leasehold improvements, furniture and fixtures and equipment with a net book value of $1.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce.

        In the fourth quarter of fiscal 2003, we recorded a net reduction of $0.1 million to the second quarter of fiscal 2003 restructuring provision. The adjustments included a reduction of $0.2 million to severance and benefits, as actual costs were lower than originally anticipated, offset by an additional accrual of $0.1 million in lease costs.

        As a result of our fiscal 2003 restructuring plans, we expect to reduce our annual infrastructure spending by approximately $25 to $35 million, of which approximately 12%, 38% and 50% will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, we announced a series of actions to further reduce costs and tailor our expenses to current revenues for each of our segments. We recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million in losses on termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and write-down of $0.2 million of leasehold improvements, furniture and fixtures and equipment. The terminated employees were throughout all functions including manufacturing, administrative, sales, marketing and engineering. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

        In the fourth quarter of fiscal 2003, we recorded a net adjustment of $0.2 million to the fourth quarter of fiscal 2002 restructuring provision. The adjustments included an additional accrual of $0.3 million in lease costs offset by a reduction of $0.1 million for severance and benefits as actual costs were lower than originally anticipated.

        First Quarter of Fiscal 2002 Restructuring Plan:    In response to the economic slowdown, we implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in each of our segments in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were across all functions including manufacturing, administrative, sales, marketing and engineering. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, we accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. We also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. We recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        In the second quarter of fiscal 2003, we recorded an additional $0.3 million charge consisting of accrued lease costs to the first quarter of fiscal 2002 restructuring provision.

        As a result of our fiscal 2002 restructuring plans, we estimate that we reduced our annual infrastructure spending by approximately $20 to $25 million, of which approximately 30%, 35% and 35% will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

        Fiscal 2001 Restructuring Plan:    In response to the economic slowdown, our management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across all our operating segments, and we recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. The employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. We also eliminated approximately 175 open positions as a result of the restructuring. Additionally, we accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. We wrote off leasehold improvements, furniture and fixtures, and production related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, we wrote down certain manufacturing equipment that was taken out of service by $0.3 million to its estimated realizable value of $0.5 million. We accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

        In the first quarter of fiscal 2002, we recorded an additional $0.7 million charge to the fiscal 2001 restructuring provision. The adjustments included accrued lease costs of $0.5 million, and we also wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fiscal 2001 restructuring. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated. In the third quarter of fiscal 2002, we recorded a net reduction to the fiscal 2001 restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual costs for severance and benefits were lower than originally anticipated, as well as an additional $0.2 million charge for the estimated realizable value of certain equipment.

        In the second quarter of fiscal 2003, we recorded an additional $0.6 million charge to the fourth quarter of fiscal 2001 restructuring provision. The adjustments included the write-off of $0.2 million of certain manufacturing equipment that was being held for sale and additional lease costs of $0.4 million. The additional lease costs pertained to a facility we subleased in California through April 2008. The estimated future sublease income will not be sufficient to cover the estimated future obligations for the non-cancelable lease payments and, therefore, we accrued $0.4 million associated with the estimated loss through the end of the lease term.

        In the fourth quarter of fiscal 2003, we recorded an additional accrual of $0.1 million in lease costs to the fourth quarter of fiscal 2001 restructuring provision.

        As a result of our fiscal 2001 restructuring plan, we estimate that we reduced our annual infrastructure spending by approximately $30 to $40 million, of which approximately 20%, 65% and 15% will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

        Other Charges.    Our other charges consisted of asset impairment charges. We recorded asset impairment charges of $1.5 million, $77.6 million and $28.2 million in fiscal 2003, 2002 and 2001, respectively.

        We hold minority investments in non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. In fiscal 2003, we recorded an impairment charge of $1.5 million related to a decline in the value of minority investments deemed to be other-than-temporary.

        In accordance with SFAS No. 144 and, prior to January 1, 2002, SFAS No. 121, we regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of our long-lived assets are impaired. We measure impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeds their fair values. Our measurement of fair value is generally based on an analysis of estimated future discounted cash flows. In performing our analysis, we use the best information available in the circumstances, including reasonable and supportable assumptions and projections. During the quarter ended March 31, 2002, we formalized our intention to discontinue the use of certain technology acquired from DPT for the external storage solutions market. Our decision indicated impairment of certain long-lived assets related to our acquisition of DPT. As a result, we recorded a charge of $69.0 million to reduce goodwill recorded in connection with the acquisition of DPT based on the amount by which the carrying amount of the assets exceeded the fair value. Fair value was determined based on discounted estimated future cash flows. The cash flow periods used were six years and the discount rate used was 20%. The assumptions supporting the discounted estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations. In fiscal 2002, we recorded an impairment charge of $8.6 million related to a decline in the values of minority investments deemed to be other-than-temporary.

        In January 2000, we entered into an agreement with Agilent to co-develop, market and sell fibre channel HBAs using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, we issued warrants to Agilent to purchase 1,160,000 shares of our common stock at $62.25 per share. The warrants had a term of four years from the date of issuance and were immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The value of the warrants, or Warrant Costs, was recorded as an intangible asset and was being amortized ratably over the term of the agreement. In accordance with SFAS No. 121, we evaluated the recoverability of the Warrant Costs during the third quarter of fiscal 2001. Based on the assessment, we believed that the undiscounted estimated future cash flows generated by the sale of our fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover any of the carrying value of the Warrant Costs. As such, we recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Warrant Costs as of December 31, 2000.

        Interest and Other Income.    Our fiscal 2003 interest and other income was $33.2 million compared to $35.0 million and $155.5 million in fiscal 2002 and 2001, respectively. The decrease in interest and other income in fiscal 2003 as compared to fiscal 2002 was primarily due to lower interest income earned on our cash, cash equivalents and marketable securities, partially offset by higher gains on the repurchase of our 4 3/4% Convertible Subordinated Notes, or 4 3/4% Notes. In fiscal 2003, we repurchased 4 3/4% Notes with a book value of $120.4 million for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). In fiscal 2002, we repurchased 4 3/4% Notes with a book value of $27.0 million for an aggregate price of $25.9 million, resulting in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million).

        The decrease in interest and other income in fiscal 2002 as compared to fiscal 200 was primarily related to the components of other income. Fiscal 2001 other income consisted primarily of a $112.7 million gain on the sale of JNI Corporation common stock and $9.1 million gain on the sale of properties. However, the decrease in interest and other income in fiscal 2002 was partially offset by gains of $$0.9 million on the repurchase of our 4 3/4% Notes.

        Interest Expense.    Our fiscal 2003 interest expense was $16.4 million, compared to $13.4 million and $11.9 million in fiscal 2002 and 2001, respectively. The increase in interest expense for fiscal 2003 as compared to fiscal 2002 was due to a full year of interest on our 3% Convertible Subordinated Notes, or 3% Notes, issued in March 2002. The increase was partially offset by lower interest expense due to the reduction in the outstanding balances of our 4 3/4% Notes and the General Holdback due the Platys shareholders.

        The increase in interest expense in fiscal 2002 as compared to fiscal 2001 was due to interest on the 3% Notes issued in March 2002 (See Note 9 of Notes to Consolidated Financial Statements) and interest related to the General Holdback and Executive Holdback in connection with our acquisition of Platys in August 2001.

        Income Taxes.    For fiscal 2003, we recorded an income tax benefit of $2.3 million on a pre-tax loss of $17.7 million. For fiscal 2002, we recorded an income tax provision of $7.5 million on a pre-tax loss of $189.2 million. For fiscal 2001, we recorded an income tax provision of $72.2 million on a pretax income of $114.8 million, resulting in an effective tax rate of approximately 63%. Our effective income tax rate generally differs from the combined United States federal and state statutory income tax rate of 40% primarily due to the amortization of acquisition-related intangible assets that are not fully deductible for tax purposes. In fiscal 2003, this was partially offset by research and development credits and the reduction to the valuation allowance recorded against the write-off of acquisition-related expenses.

        Our subsidiary in Singapore is currently operating under a tax holiday. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. We are currently exploring the opportunity for additional tax incentives in Singapore upon expiration of the existing holiday.

        Our tax-related liabilities were $72.7 million, $62.8 million and $95.6 million at March 31, 2003, 2002 and 2001, respectively. Fluctuations in the tax related liability account were a function of the current tax provisions, utilization of deferred tax assets, and the timing of tax payments. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by us in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Japan, Germany and United Kingdom. The amount of the liability was based on management's evaluation of our tax exposures in light of the complicated nature of the business transactions we have entered into in a global business environment.

Liquidity and Capital Resources

Operating Activities.

        Net cash provided by operating activities during fiscal 2003 was $67.2 million. Operating cash primarily resulted from our net loss of $14.8 million, adjusted for non-cash items including depreciation and amortization, amortization of acquisition-related and other intangible assets, stock-based compensation, restructuring and other charges. Other sources of operating cash flow included an increase in accounts payable, decrease in other long-term assets and inventories, partially offset by an increase in accounts receivable and other current assets.

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

        Net cash provided by operating activities during fiscal 2001 was $101.6 million. Operating cash was primarily generated from net income of $42.6 million, adjusted for the gain on sale of properties and JNI common stock, and other non-cash items including restructuring and other charges, depreciation and amortization, and income tax benefits related to employees' stock transactions.

Investing Activities.

        Net cash used for investing activities for fiscal 2003 was $138.4 million. The use of cash for investing activities was primarily a result of the purchase of marketable securities, consisting primarily of corporate obligations and United States government securities, of $872.0 million, which was partially offset by the sale and maturities of marketable securities of $752.8 million. In addition, we paid $10.7 million to former shareholders of Platys or to settle claims on their behalf, as partial payment of the General Holdback associated with our acquisition of Platys and purchased $7.5 million of property and equipment.

        Net cash used for investing activities during fiscal 2002 was $102.6 million. The use of cash in investing activities was primarily a result of our purchase of net assets in connection with our acquisition of Platys, purchase of restricted marketable securities in connection with the issuance of the 3% Notes in March 2002, new investment in marketable securities and purchase of property and equipment partially offset by proceeds from the sale of properties.

        Net cash provided by investing activities during fiscal 2001 was $82.6 million. During fiscal 2001, we received proceeds from the sale of properties and JNI common stock, as well as sales and maturities of our marketable securities. The receipt of cash was offset partially by capital expenditures and purchases of marketable securities.

Financing Activities.

        Net cash used for financing activities for fiscal 2003 was $111.4 million. The cash outflows were due to the repurchase of a portion of our 4 3/4% Notes for an aggregate price of $116.3 million and installment payments of $2.4 million on software licenses acquired during the year, partially offset by proceeds of $7.3 million received from the issuance of common stock in connection with the exercise of employee stock options.

        Net cash provided by financing activities during fiscal 2002 was $224.8 million. The primary financing activities during fiscal 2002 included net proceeds from the issuance of the 3% Notes, partially offset by repurchases of the 4 3/4% Notes, and proceeds from the issuance of common stock in connection with the exercise of employee stock options.

        Net cash used for financing activities during fiscal 2001 was $161.6 million. The cash outflows were primarily a result of physically settling various equity contracts entered into in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, as part of our authorized stock repurchase programs, whereby we sold put warrants and purchased call warrants on our common stock. The put warrants potentially obligated us to repurchase up to 2.5 million shares of our common stock at prices ranging from $23 to $46, whereas the call warrants gave us the right to repurchase up to 1.5 million shares of our common stock at prices ranging from $27 to $44. The premiums on the purchase of the call warrants totaled $7.7 million and the premiums on the sale of the put warrants totaled $15.2 million. The net premiums received were used for general business purposes. The settlement terms included physical settlement, cash settlement or net-share settlement at our option. During fiscal 2001, we physically settled all of the equity contracts whereby we repurchased 2.5 million shares of our common stock at prices ranging from $23 to $46, resulting in total cash payments of $97.3 million. All equity contracts were settled by March 31, 2001. We also repurchased and retired a total of 3.0 million shares of our common stock under our authorized buy-back programs at an average price of approximately $24, resulting in a total cash payment of $71.1 million. In addition, $19.1 million of stock repurchases accrued as of March 31, 2000 was paid on April 1, 2000. The cash outflows were partially offset by the proceeds received from the issuance of common stock to employees.

        Liquidity.    As of March 31, 2003, we had $757.1 million of cash, cash equivalents and marketable securities, of which $507.5 million was held by our Singapore subsidiary and $14.8 million represented restricted marketable securities. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States federal and state statutory rate of approximately 40% could be incurred from the repatriation. The restricted marketable securities are held as security for the next four scheduled interest payments on our 3% Notes. Subsequent to year-end, we redeemed the outstanding balance of our 4 3/4% Notes.

        In April 2003, we acquired Eurologic for approximately $27 million in cash plus the fair value of assumed stock options to purchase 0.5 million shares of our common stock. The purchase price, less a 15% holdback, was paid by our Singapore subsidiary.

        In June 2003, we acquired ICP vortex for approximately $15 million in cash. The purchase price, less a 15% holdback, was paid by our Singapore subsidiary.

        The IRS is currently auditing our tax return for fiscal 1997 and final settlement agreements have been filed with the United States Tax Court on all but one issue. We believe the final outcome of all issues will not have a material adverse impact on our liquidity.

        In May 2001, we obtained a revolving line of credit of $20.0 million that expires, as amended, in August 2003. We believe our existing working capital, together with expected cash flows from operations and available sources of bank, equity and equipment financing, will be sufficient to support our operations through fiscal 2004.

        The following table summarizes our contractual obligations at March 31, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by year (in thousands)	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
4 3/4% Convertible Subordinated Notes	$82,445	$—	$—	$—	$—	$—	$82,445
3% Convertible Subordinated Notes	—	—	—	250,000	—	—	250,000
IBM Patent License Fees	1,850	1,850	—	—	—	—	3,700
Software Licenses	3,634	—	—	—	—	—	3,634
Operating leases	7,977	6,849	5,333	4,802	3,867	2,390	31,218

Total	$95,906	$8,699	$5,333	$254,802	$3,867	$2,390	$370,997

        We invest in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. To date, the carrying value of such investments aggregates $3.0 million. We have also committed to provide additional funding of up to $1.2 million.

        At March 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, an interpretation of ARB No. 51. FIN 46 establishes accounting guidance for consolidation of a variable interest entity, or VIE, formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after June 15, 2003, for variable interest entities created prior to February 1, 2003. We currently have no contractual relationship or other business relationship with a VIE. Therefore, the adoption will not have an effect on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS No. 148 is effective for interim periods beginning after December 15, 2002. We account for our stock-based compensation under APB Opinion No. 25, and have no current plans to adopt the accounting methodology of SFAS No. 123. Accordingly, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income and earnings per share of stock-based compensation under SFAS No. 123.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF No. 00-21 will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. As of March 31, 2003, our available-for-sale debt investments, excluding those classified as cash equivalents, of $591.7 million (see Note 4 of the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the portfolio would not be material to our financial position.

Equity Price Risk

        We are also exposed to equity price risk inherent in publicly traded equity securities for the shares of common stock of Roxio held by us, which had an estimated fair value of $1.2 million at March 31, 2003. We monitor our equity investments on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not hold our equity securities for trading or speculative purposes. At March 31, 2003, a hypothetical 30% adverse change in the stock price of Roxio common stock would result in a loss in the fair value of $0.4 million.

Foreign Currency Risk

        We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact on our results. For all three years presented there was an immaterial currency exchange impact from our intercompany transactions. In the past, we have entered into forward exchange contracts to hedge certain firm commitments denominated into foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. Forward exchange contracts are denominated in the same currency as the underlying transaction and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The amount of local currency obligations settled in any period are not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. As there were no forward exchange contracts outstanding as of March 31, 2003 and 2002, the effect of an immediate 10% change in exchange rates on forward exchange contracts would not have affected our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

        See the index appearing under Item 15(a)(1) on page 51 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2003 and 2002 and for each of the three years in the period ended March 31, 2003 and the Report of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors is incorporated by reference from the information under the captions: "Election of Directors—Nominees" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 21, 2003, or the Proxy Statement. Information with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

Item 11. Executive Compensation

        Information with respect to executive compensation is incorporated by reference from the information under the caption "Executive Compensation" and "Report on Executive Compensation" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to the securities authorized for issuance under our equity compensation plans and the security ownership of our common stock by our management and other beneficial owners is incorporated by reference from the information under the captions: "Equity Compensation Plan Information" and "Principal Stockholders" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Information with respect to certain relationships of our directors, executive officers and 5% stockholders and related transactions is incorporated by reference from the information under the caption: "Related Party Transactions" in our Proxy Statement.

Item 14. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date, also referred to as the Evaluation Date, within 90 days before the filing date of this annual report. Based upon that evaluation, our CEO and our CFO have concluded that as of the Evaluation Date, the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

        The Company's management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

1.
Index to Financial Statements:

        The following Consolidated Financial Statements and Report of Independent Accountants are contained in this Annual Report on Form 10-K:

2.
Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended March 31, 2003
Allowance for doubtful accounts[1]	$1,114	$100	$(84)	$1,298
Sales returns[1]	5,174	14,788	16,058	3,904
Allowances[1]	2,216	12,180	10,466	3,930
Year ended March 31, 2002
Allowance for doubtful accounts[1]	$1,940	$(400)	$426	$1,114
Sales returns[1]	12,205	18,239	25,270	5,174
Allowances[1]	3,238	5,331	6,353	2,216
Year ended March 31, 2001
Allowance for doubtful accounts[1]	$707	$1,434	$201	$1,940
Sales returns[1]	8,951	26,473	23,219	12,205
Allowances[1]	1,504	10,802	9,068	3,238

Notes:

(1)
Amounts are included in "Accounts receivable" in the Consolidated Balance Sheets.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto.

3.
Exhibits:

Exhibit Number	Description	Notes
2.01	Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.02	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	15
2.03	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.04	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.05	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.06	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	15
2.07	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.08	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.09	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.10	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.11	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	15
2.12	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.13	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	16
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02	Bylaws of Registrant, as amended on February 7, 2002.	18
4.01	Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	10
4.02	First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03	Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	22
4.04	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	19
4.05	Form of 3% Convertible Subordinated Note.	19
4.06	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	19
4.07	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	19

4.08		Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	18
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.04	†	1990 Stock Plan, as amended.	14
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	14
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	11
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.16	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.17	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.18		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.19		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
10.20		License Agreement between International Business Machines Corporation and the Registrant.	7
10.21		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	20
10.22		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	20
10.23	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	21
21.01		Subsidiaries of Registrant.

23.01		Consent of Independent Auditors, PricewaterhouseCoopers LLP.
24.01		Power of Attorney (see signature page).
99.01	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 1997.

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

(21)
Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed January 24, 2003.

(22)
Incorporated by reference to Exhibit 4.1 Amendment No. 5 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 20, 2001.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

**
These certifications accompany the Registrant's Annual Report on Form 10-K. These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

(b)
Reports on Form 8-K

        During the fourth quarter ended March 31, 2003, we filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        On January 24, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we had entered into that certain Dell Supplier Master Purchase Agreement with Dell Products L.P.

        On March 3, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we had implemented a restructuring plan.

(c)
Exhibits

        See Item 15(a)(3), above.

(d)
Financial Statement Schedules

        See Item 15(a)(2), above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

/s/ ROBERT N. STEPHENS Robert N. Stephens President and Chief Executive Officer
Date: June 26, 2003

POWER OF ATTORNEY

        By signing this Form 10-K below, I hereby appoint each of Robert N. Stephens and Kenneth B. Arola, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT N. STEPHENS Robert N. Stephens	President, Chief Executive Officer and Director (principal executive officer)	June 26, 2003
/s/ KENNETH B. AROLA Kenneth B. Arola	Vice President, Chief Financial Officer and Corporate Controller (principal financial and accounting officer)	June 26, 2003
Carl J. Conti	Chairman
/s/ VICTORIA L. COTTEN Victoria L. Cotten	Director	June 26, 2003
John C. East	Director
/s/ LUCIE J. FJELDSTAD Lucie J. Fjeldstad	Director	June 26, 2003

/s/ JOSEPH S. KENNEDY Joseph S. Kennedy	Director	June 26, 2003
/s/ ILENE H. LANG Ilene H. Lang	Director	June 26, 2003
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	June 26, 2003
/s/ DR. DOUGLAS E. VAN HOUWELING Dr. Douglas E. Van Houweling	Director	June 26, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert N. Stephens, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Adaptec, Inc.;

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	/s/ ROBERT N. STEPHENS Robert N. Stephens Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth B. Arola, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Adaptec, Inc.;

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	/s/ KENNETH B. AROLA Kenneth B. Arola Chief Financial Officer

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net revenues	$408,113	$418,749	$578,312
Cost of revenues	203,018	203,030	275,513
Patent settlement fee	—	—	(3,626)

Gross profit	205,095	215,719	306,425

Operating expenses:
Research and development	117,669	123,022	110,582
Selling, marketing and administrative	91,084	105,155	125,269
Amortization of goodwill and acquisition-related intangible assets	14,971	57,423	61,270
Write-off of acquired in-process technology	—	53,370	—
Restructuring charges	14,289	9,965	9,904
Other charges	1,528	77,600	28,211

Total operating expenses	239,541	426,535	335,236

Loss from operations	(34,446)	(210,816)	(28,811)
Interest and other income	33,174	35,043	155,457
Interest expense	(16,422)	(13,387)	(11,852)

Income (loss) from continuing operations before provision for (benefit from) income taxes	(17,694)	(189,160)	114,794
Provision for (benefit from) income taxes	(2,268)	7,513	72,237

Net income (loss) from continuing operations	(15,426)	(196,673)	42,557
Net income from discontinued operations, net of taxes	—	495	2,893
Net loss on disposal of discontinued operations, net of taxes	—	—	(5,807)

Net income (loss)	$(15,426)	$(196,178)	$39,643

Net income (loss) per share:
Basic:
Continuing operations	$(0.14)	$(1.92)	$0.43
Discontinued operations	$—	$0.00	$(0.03)
Net income (loss)	$(0.14)	$(1.91)	$0.40
Diluted:
Continuing operations	$(0.14)	$(1.92)	$0.42
Discontinued operations	$—	$0.00	$(0.03)
Net income (loss)	$(0.14)	$(1.91)	$0.39
Shares used in computing net income (loss) per share:
Basic	106,772	102,573	99,403
Diluted	106,772	102,573	101,364

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$149,373	$331,324
Marketable securities	592,929	472,335
Restricted marketable securities	7,429	7,387
Accounts receivable, net of allowance for doubtful accounts of $1,298 in 2003 and $1,114 in 2002	50,137	44,790
Inventories	23,496	30,172
Deferred income taxes	29,947	26,903
Prepaid expenses	15,012	18,383
Other current assets	24,603	15,965

Total current assets	892,926	947,259
Property and equipment, net	79,316	94,833
Restricted marketable securities, less current portion	7,360	13,825
Goodwill	53,854	45,684
Other intangible assets	47,395	73,902
Other long-term assets	22,128	32,919

Total assets	$1,102,979	$1,208,422

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,136	$18,458
Accrued liabilities	136,025	134,947
4 3/4% Convertible Subordinated Notes	82,445	—

Total current liabilities	247,606	153,405

4 3/4% Convertible Subordinated Notes, less current portion	—	202,860
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	2,596	4,765
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 107,894 in 2003 and 106,293 in 2002	108	106
Additional paid-in capital	178,580	172,527
Deferred stock-based compensation	(8,114)	(21,131)
Accumulated other comprehensive income, net of taxes	3,790	2,051
Retained earnings	428,413	443,839

Total stockholders' equity	602,777	597,392

Total liabilities and stockholders' equity	$1,102,979	$1,208,422

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$(15,426)	$(196,673)	$42,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process technology	—	53,370	—
Non-cash charges associated with restructuring and other charges	5,470	78,102	30,380
Stock-based compensation	10,600	19,200	—
Gain on extinguishment of debt	(3,297)	(867)	—
Gain on sale of properties and JNI common stock	—	(23)	(121,771)
Loss on retirement of assets	1,280	1,551	3,323
Depreciation and amortization	46,167	84,942	92,364
Provision for doubtful accounts	100	(400)	1,434
Deferred income taxes	4,219	19,008	(8,449)
Income tax benefits of employees' stock transactions	1,142	5,015	55,406
Changes in assets and liabilities:
Restricted marketable securities	6,940	—	—
Accounts receivable	(5,447)	(2,585)	32,491
Inventories	6,676	42,609	(5,223)
Prepaid expenses and other current assets	(5,653)	3,848	—
Other intangible assets	(1,700)	(25,977)	—
Other assets	7,844	(2,500)	2,299
Accounts payable	10,678	(9,313)	(6,867)
Other liabilities	(2,349)	(37,154)	(16,345)

Net Cash Provided by Operating Activities	67,244	32,153	101,599

Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	(10,720)	—	—
Purchases of certain net assets in connection with acquisitions, net of cash acquired	—	(35,910)	—
Purchases of restricted marketable securities	—	(21,402)	—
Purchases of property and equipment	(7,465)	(16,153)	(31,641)
Purchases of other investments	(1,000)	—	(1,350)
Net proceeds from sales of properties	—	942	43,693
Purchases of marketable securities	(871,994)	(461,004)	(494,866)
Sales of marketable securities	595,065	312,256	436,239
Maturities of marketable securities	157,736	118,708	130,492

Net Cash Provided by (Used for) Investing Activities	(138,378)	(102,563)	82,567

Cash Flows From Financing Activities:
Net proceeds from the issuance of 3% Convertible Subordinated Notes	—	241,876	—
Proceeds from issuance of common stock	7,330	8,794	22,067
Installment payment on acquisition of software licenses	(2,422)	—	—
Net proceeds from the issuance of equity contracts	—	—	3,849
Repurchases of common stock	—	—	(187,552)
Repurchases of long-term debt	(116,313)	(25,862)	—

Net Cash Provided by (Used for) Financing Activities	(111,405)	224,808	(161,636)

Net Cash Provided by (Used for) Discontinued Operations	—	(30,703)	5,266

Effect of foreign currency translation on cash and cash equivalents	588	(15)	(671)

Net Increase (Decrease) in Cash and Cash Equivalents	(181,951)	123,680	27,125
Cash and Cash Equivalents at Beginning of Year	331,324	207,644	180,519

Cash and Cash Equivalents at End of Year	$149,373	$331,324	$207,644

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-based Compensation		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance, March 31, 2000	102,699	$103	$58,545	$—	$51,794	$766,864	$877,306
Components of comprehensive loss:
Net income	—	—	—	—	—	39,643	39,643
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(47,585)	—	(47,585)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(671)	—	(671)

Total comprehensive loss, net of taxes							(8,613)
Sale of common stock under employee stock purchase and option plans	1,876	2	22,065	—	—	—	22,067
Income tax benefits of employees' stock transactions	—	—	55,406	—	—	—	55,406
Deferred stock-based compensation related to discontinued operations	—	—	1,232	—	—	—	1,232
Repurchases of common stock	(5,500)	(6)	(76,398)	—	—	(92,013)	(168,417)

Balance, March 31, 2001	99,075	99	60,850	—	3,538	714,494	778,981
Components of comprehensive loss:
Net loss	—	—	—	—	—	(196,178)	(196,178)
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(1,472)	—	(1,472)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(15)	—	(15)

Total comprehensive loss, net of taxes							(197,665)
Sale of common stock under employee stock purchase and option plans	1,211	1	8,793	—	—	—	8,794
Income tax benefits of employees' stock transactions	—	—	5,015	—	—	—	5,015
Issuance of common stock in connection with acquisitions	5,120	5	68,891	—	—	—	68,896
Deferred stock-based compensation	887	1	28,375	(28,376)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	6,833	—	—	6,833
Adjustment of deferred stock-based compensation	—	—	(412)	412	—	—	—
Issuance of warrants to IBM	—	—	1,015	—	—	—	1,015
Dividend of Roxio common stock	—	—	—	—	—	(74,477)	(74,477)

Balance, March 31, 2002	106,293	106	172,527	(21,131)	2,051	443,839	597,392
Components of comprehensive loss:
Net loss	—	—	—	—	—	(15,426)	(15,426)
Unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	1,151	—	1,151
Foreign currency translation adjustment, net of taxes	—	—	—	—	588	—	588

Total comprehensive loss, net of taxes							(13,687)
Sale of common stock under employee stock purchase and option plans	1,639	2	7,328	—	—	—	7,330
Income tax benefits of employees' stock transactions	—	—	1,142	—	—	—	1,142
Amortization of deferred stock-based compensation	—	—	—	10,600	—	—	10,600
Adjustment of deferred stock-based compensation	(38)	—	(2,417)	2,417	—	—	—

Balance, March 31, 2003	107,894	$108	$178,580	$(8,114)	$3,790	$428,413	$602,777

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description

        Adaptec, Inc. ("Adaptec" or the "Company") designs, manufactures and markets end-to-end storage infrastructure solutions that reliably move, manage and protect critical data and digital content. Adaptec's software and hardware solutions for storage connectivity and data protection, storage networking and networked storage subsystems are sold through OEMs and distribution channel partners to a variety of end users, including large scale enterprises, Internet service providers, small and mid-sized businesses and retail consumers across geographically diverse markets.

Basis of Presentation

        The consolidated financial statements include the accounts of Adaptec and all of its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off the Software segment, Roxio, Inc. ("Roxio") into a fully independent and separate company (Note 2). As a result of the spin-off, the historical consolidated financial statements of the Company have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30. Unless otherwise indicated, the Notes to Consolidated Financial Statements (referred to hereafter as Notes) relate to the discussion of the Company's continuing operations.

        The glossary of acronyms and accounting rules and regulations referred to within the Notes are listed in alphabetical order in Note 27.

Use of Estimates and Reclassifications

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        The Company adopted EITF No. 01-09 in January 2002. As a result, certain consideration paid to distributors is now classified as a revenue offset rather than an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

        Certain amounts reported in previous years have been reclassified to conform to the current period presentation.

Acquisitions

        During fiscal 2002, the Company purchased Platys Communications, Inc. ("Platys"). The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed and the results of operations were included in the Company's consolidated financial statements as of the effective date of the acquisition through the end of the period. There were no significant differences between the accounting policies of the Company and Platys.

Foreign Currency Translation

        For foreign subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to United States dollars using period-end exchange rates, and translates revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in "Accumulated other comprehensive income, net of taxes," a separate component of stockholders' equity in the Consolidated Balance Sheets.

        For foreign subsidiaries whose functional currency is the United States dollar, certain assets and liabilities are remeasured at the period-end or historical rates as appropriate. Revenues and expenses are remeasured at the average monthly rates. Currency transaction gains and losses are recognized in current operations and have not been material to the Company's operating results for the periods presented.

Derivative Financial Instruments

        The Company, in the past, has entered into foreign currency contracts from time to time in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions denominated in foreign currencies have been occasionally hedged with forward exchange contracts. Gains and losses related to hedges of firmly committed transactions are deferred and recognized as income when the hedged transaction occurs and have not been significant for any period presented. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. The amounts potentially subject to credit risk relating to forward exchange contracts, arising from the possible inability of counterparties to meet the terms of their contracts, are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company.

        The Company controls credit and market risk associated with derivative instruments it holds by monitoring its position and quality of its counterparties, consisting primarily of major financial institutions. The Company did not enter into forward exchange contracts during the fiscal years ended March 31, 2003 and 2002.

        In prior periods, the Company entered into equity contracts with independent third parties. The Company did not hold or issue equity contracts for trading or speculative purposes. Premiums received upon the sale of equity contracts and premiums paid upon the purchase of equity contracts were recorded in additional paid-in capital. The settlement terms of the equity contracts included physical settlement, cash settlement or net-share settlement at the option of the Company. No equity contracts were outstanding as of March 31, 2003 and 2002.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair market value due to their short maturities. The estimated fair value of the Company's 4 3/4% Convertible Subordinated Notes ("4 3/4% Notes") was $81.9 million and $195.6 million at March 31, 2003 and 2002, respectively, and was based on quoted market prices. The estimated fair value of the 3% Convertible Subordinated Notes ("3% Notes"), was $216.5 million and $276.6 million at March 31, 2003 and 2002, respectively, and was based on quoted market prices.

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. Marketable securities consist of corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities with original maturities beyond three months. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Marketable equity securities represent the Company's equity holding in a public company.

        Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value with unrealized gains and losses, net of income taxes are included in "Accumulated other comprehensive income, net of taxes" as a separate component of stockholders' equity in the Consolidated Balance Sheets. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets. Unrealized losses considered other-than-temporary are charged to "Interest and other income" in the Consolidated Statements of Operations in the period in which the determination is made. Gains and losses on securities sold are determined based on the average cost method and are included in "Interest and other income" in the Consolidated Statements of Operations. The Company does not hold its securities for trading or speculative purposes.

        As of March 31, 2003, $507.5 million of the Company's cash, cash equivalents and available-for-sale marketable securities were held by its Singapore subsidiary. If the Company repatriates cash from the Singapore subsidiary to the United States parent company, additional income taxes may be incurred from the repatriation.

        Restricted marketable securities, which are classified as held-to-maturity, consist of United States government securities that are required as security under the 3% Notes Indenture (Note 9).

Concentration of Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company invests in high-credit quality investments, maintained with major financial institutions. The Company, by policy, limits the amount of credit exposure through diversification and management regularly monitors the composition of its investment portfolio for compliance with the Company's investment policies.

        The Company sells its products to OEMs, distributors and retailers throughout the world. Sales to customers are predominantly denominated in United States dollars and, as a result, the Company believes its foreign currency risk is minimal. In the fourth quarter of fiscal 2003, the Company has begun Euro-denominated sales to its customers in the European Union and expects to continue such sales in the future. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. One customer accounted for 12% of gross accounts receivable at March 31, 2003 and one customer accounted for 17% of gross accounts receivable at March 31, 2002.

        The Company currently purchases a majority of the finished production silicon wafers used in its products from Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") and if TSMC fails to meet the Company's manufacturing needs, it would delay production and product shipments to the Company's customers.

        The Company's industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to its industry, the timely implementation of new manufacturing technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the market for its products has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. The Company believes that its existing sources of liquidity, including its cash, cash equivalents and investments, will be adequate to support its operating and capital investment activities for the next twelve months.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property and Equipment

        Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations. Capitalized internal-use software costs primarily include license fees, consulting fees and any associated direct labor costs and are amortized over the estimated useful life of the asset, typically a three to five-year period.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Other intangible assets consist of acquisition-related intangible assets and intellectual property. Goodwill and other intangible assets are carried at cost less accumulated amortization.

        The Company adopted the non-amortization provision of SFAS No. 142 on April 1, 2002. In accordance with SFAS No. 142, the Company has not amortized goodwill and intangible assets deemed to have indefinite useful lives for business combinations consummated after June 30, 2001, for any periods presented, and ceased amortization of goodwill effective April 1, 2002, for business combinations consummated prior to July 1, 2001. Goodwill will be reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Prior to April 1, 2002, the Company amortized goodwill associated with business combinations consummated prior to July 1, 2001 using the straight-line method over their estimated useful lives ranging from three to four years. Other intangible assets are amortized over their estimated useful lives ranging from two to five years.

        The Company completed the annual impairment tests during the fourth quarter of fiscal 2003 and concluded that, there was no impairment of goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See Note 6 for a further discussion of the Company's goodwill and other intangible assets.

Other Long-Term Assets

        The Company's other long-term assets primarily include advance payments to TSMC, debt issuance costs and minority investments. The advance payments to TSMC were made in exchange for guaranteed wafer fabrication capacity through December 31, 2004 (Note 10). The advance payments are reduced as wafers are purchased from TSMC during each period. The Company classifies only those advance payments expected to be utilized within one year as "Prepaid expenses" and the remaining advance payments are classified as "Other long-term assets" in the Consolidated Balance Sheets. Debt issuance costs relate to the 3% Notes and 4 3/4% Notes which are due on March 5, 2007 and February 1, 2004, respectively. The debt issuance costs for both the 3% Notes and 4 3/4% Notes are amortized to interest expense over their respective terms. Minority investments include investments in certain nonpublic companies (Note 12). The Company accounts for its minority investments at the lower of cost (including adjustments for other-than-temporary impairments) or estimated realizable value.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144 and, prior to April 1, 2002, SFAS No. 121, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. When the Company determines that the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in its current business model. The impairment of long-lived assets are included in "Other charges" in the Consolidated Statements of Operations. In fiscal 2003, the Company recorded $1.5 million in impairment charges related to the decline in the fair value of minority investments deemed to be other-than-temporary (Note 14). In fiscal 2002, the Company recorded a $69.0 million charge for impairment of goodwill and $8.6 million in impairment charges related to the decline in the fair value of minority investments deemed to be other-than-temporary (Note 14). In fiscal 2001, the Company recorded a $28.2 million charge for impairment of other assets (Note 14).

Stock-Based Compensation

        The Company has employee and director stock compensation plans which are more fully described in Note 17. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44 and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense is recognized on the measurement date based on the difference, if any, between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock. As it is the Company's policy to grant options with an exercise price equal to the quoted market price of the Company's common stock on the Nasdaq National Market on the grant date, no stock-based compensation expense, with exception of the acquisition-related compensation of Platys (Note 3), has been recognized in the Company's Consolidated Statements of Operations for fiscal years 2003, 2002 and 2001.

        The Company is also not required to record compensation expense in connection with the ESPP as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each 24-month offering period or at the end of each applicable six-month purchase period.

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's ESPP, collectively called "options" for all periods presented:

	Years Ended March 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income (loss) from continuing operations, as reported	$(15,426)	$(196,673)	$42,557
Add: Deferred stock-based compensation expense included in reported net income (loss)	4,946	3,164	—
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(34,734)	(81,756)	(98,386)

Pro forma net loss	$(45,214)	$(275,265)	$(55,829)

Basic net income (loss) per share:
As reported	$(0.14)	$(1.92)	$0.43
Pro forma	$(0.42)	$(2.68)	$(0.56)
Diluted net income (loss) per share:
As reported	$(0.14)	$(1.92)	$0.42
Pro forma	$(0.42)	$(2.68)	$(0.56)

        SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of options. See Note 17 for a discussion of the assumptions used in the option pricing model and estimated fair value of options.

Comprehensive Income (Loss)

        The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130 which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes.

Comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statements of Stockholders' Equity.

Revenue Recognition

        The Company's policy is to recognize revenue from product sales, including sales to OEMs, distributors and retailers, upon shipment from the Company, provided persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured.

        The Company's distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits its distributors to return products subject to certain conditions. The Company establishes allowances for expected product returns in accordance with SFAS No. 48. These allowances are recorded as direct reductions of revenue and accounts receivable.

        The Company's software revenue recognition policy is in accordance with SOP No. 97-2. For software product sales to distributors, revenue is recognized upon product shipment to the distributors provided that all fees are fixed or determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. For software product sales to OEMs, revenue is recognized upon product shipment and based on royalty reports from the OEMs, provided that all fees are fixed and determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured.

Shipping and Handling Costs

        Shipping and handling costs are expensed as incurred and are included in "Cost of revenues" in the Consolidated Statements of Operations.

Product Development Costs

        The Company's policy is to capitalize product development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2003, costs incurred subsequent to the establishment of technological feasibility have not been significant and all product development costs have been charged to "Research and development" in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, an interpretation of ARB No. 51. FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. This statement is effective immediately for variable interest entities created after January 31, 2003 and by the first interim or annual reporting period commencing after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company currently has no contractual relationship or other business relationship with a VIE. Therefore, the adoption will not have an effect on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS No. 148 is effective for interim periods beginning after December 15, 2002. The Company accounts for its stock-based compensation under APB Opinion No. 25, and has no current plans to adopt the accounting methodology of SFAS No. 123. Accordingly, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income and earnings per share of stock-based compensation under SFAS No. 123.

        In November 2002, a consensus was reached on EITF No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial position and results of operations.

Note 2. Discontinued Operations—Software Segment

        In June 2000, the Company announced a plan to spin off its Software segment, Roxio, in the form of a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. In February 2001, Roxio filed a Registration Statement on Form 10 for the Company's distribution of the shares of Roxio's common stock to the Company's stockholders. On April 12, 2001, the Company's Board of Directors formally approved the plan to spin off Roxio and declared a dividend of shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. The distribution of the shares of Roxio's common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the shares of Roxio's common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of the outstanding warrants by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 19). The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of the net assets of discontinued operations and a $74.5 million reduction of retained earnings. Of this amount, $33.2 million represented the initial long-term funding the Company contributed to Roxio at the date of distribution.

        In accordance with SFAS No. 115, the Company classified the 190,936 shares of Roxio's common stock retained for issuance upon the potential exercise of the outstanding warrants by Agilent as available-for-sale securities. They are recorded at fair market value and included in "Marketable securities" in the Consolidated Balance Sheets as of March 31, 2003 and 2002 (Note 4).

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

        Net revenues and the components of net income related to the discontinued operations for all affected periods presented were as follows:

	Years Ended March 31,
	2002	2001
	(in thousands)
Net revenues	$4,545	$122,099

Income from discontinued operations before provision for income taxes	$1,588	$7,562
Provision for income taxes	1,093	4,669

Net income from discontinued operations	$495	$2,893

Note 3. Business Acquisitions

        Platys:    In August 2001, the Company purchased Platys, a developer of IP storage solutions. The Company believes that the acquisition will accelerate its ability to provide IP storage connectivity for three high-growth IP storage markets: SAN, fabric switches and NAS. In consideration of the acquisition, the Company exchanged $50.0 million in cash, issued 5.2 million shares of the Company's common stock valued at $59.8 million (including 0.9 million shares of restricted stock as discussed below) and assumed stock options to purchase 2.3 million shares of the Company's common stock with a fair value of $25.1 million for all of the outstanding capital stock of Platys. The Company also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of the Company's common stock on the Nasdaq National Market for the two days prior to the acquisition date and the closing price of the Company's common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and the Company used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

        General Holdback:    As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was reflected in accrued liabilities at March 31, 2002. In fiscal 2003, the Company was notified of certain claims submitted by former Platys employees and consultants related to activities prior to the acquisition of Platys by Adaptec. During fiscal 2003, the Company paid $10.7 million of the General Holdback to the former Platys shareholders or to settle certain claims on their behalf. The remaining $4.3 million was retained pending the resolution of these claims and will be paid to the former Platys employees and consultants or to the Platys shareholders upon resolution of the claims.

        Executive Holdback:    The Company also committed to certain executives of Platys an additional 0.8 million shares of the Company's common stock, as well as $8.6 million of cash ("Executive Holdback") when certain milestones were met. In December 2001, the specified milestones were met and the Executive Holdback was paid and recorded as compensation expense in the third quarter of fiscal 2002. Compensation expense with respect to the 0.8 million shares of the Company's common stock was measured on the date the milestones were met and was valued at $12.4 million.

        Deferred Stock-Based Compensation:    In exchange for certain Platys common stock that was subject to repurchase at the date of acquisition, the Company committed to pay $6.9 million of cash (the "Unvested Cash") and issued to certain employee stockholders, 0.9 million shares of the Company's common stock valued at $10.1 million (the "Restricted Stock"). The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and carries all the rights associated with the outstanding common stock of the Company. Unvested Restricted Stock is subject to the Company's right of repurchase if the employee stockholders' employment with the Company terminates. The Company recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. The payment of the Unvested Cash is also contingent upon the employee stockholders' continued employment with the Company. The Unvested Cash is being paid and recognized as compensation expense as the Restricted Stock vests. As of March 31, 2003, there remains $0.3 million of Unvested Cash to be paid.

        In addition, of the total assumed stock options, stock options to purchase approximately 1.9 million shares of the Company's common stock, with exercise prices ranging between $0.10 and $11.38 per share, were unvested (the "Unvested Options"). The Unvested Options have a ten-year term and vest over two to four years from the date of grant. In accordance with FIN 44, the intrinsic value of the Unvested Options of $18.3 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over their related vesting periods.

        In fiscal 2003 and 2002, the Company recorded reductions of $2.4 million and $0.4 million, respectively, of deferred stock-based compensation related to cancellations of Unvested Options and repurchases of unvested Restricted Stock. In the fiscal 2003 Consolidated Statement of Operations, total stock-based compensation expense with respect to the Restricted Stock and the Unvested Options totaled $10.6 million, of which $8.0 million was included in research and development expense and $2.6 million was included in selling, marketing and administrative expense. In the fiscal 2002 Consolidated Statement of Operations, total stock-based compensation expense with respect to the Executive Holdback, Restricted Stock and the Unvested Options totaled $19.2 million, of which $12.2 million was included in research and development expense and $7.0 million was included in selling, marketing and administrative expense.

        Purchase Accounting:    The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in the Company's Consolidated Statements of Operations from the date of the acquisition. The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

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

        The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. Approximately $53.4 million was written off in fiscal 2002 because technological feasibility had not been established and no alternative future uses existed. The Company acquired certain ASIC-based iSCSI technology for IP storage solutions. The value was determined by estimating the net cash flows from the products once commercially viable, discounting the estimated net cash flows to their present value, and then applying a percentage of completion to the calculated value, as defined below.

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

        Net Revenues.    The estimated net revenues were based on management projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow and peak after fiscal 2006, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and those of its competitors.

        Gross Margins.    Projected gross margins were based on Platys' historical margins, which were in line with the Company's SNG segment into which the acquired assets from Platys were integrated.

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

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The cost of capital used in discounting the net cash flows ranged from approximately 40% to 60% for each of the projects.

        Percentage of Completion.    The percentage of completion was determined using costs incurred by Platys prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, project completion ranged from 25% to 90%.

        The Company completed the initial in-process projects and began shipping product in the fourth quarter of fiscal 2003 with the completion and commercialization of follow-on in-process products expected to occur by the end of fiscal 2004. These in-process projects will be completed approximately one year after the estimated completion dates used for valuation of the assets acquired. The longer development period is due to customer requests to incorporate increased functionality into the initial products, as well as the inherent challenges encountered in developing and commercializing a new and complex technology such as iSCSI. The Company believes market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. The completion of the longer term in-process projects has been deferred until there is more wide spread market acceptance of the acquired ASIC-based iSCSI technology. The Company expects the remaining costs to bring the planned in-process projects to completion to be approximately $18.0 million. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technological feasibility, rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive market, could adversely impact the Company's future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

        If the Company had acquired Platys at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

	Year Ended
	March 31, 2002	March 31, 2001
	(in thousands, except per share amounts)
Net revenues	$418,869	$579,333
Net income (loss)	(203,812)	37,314
Net income (loss) per share:
Basic	$(1.93)	$0.36
Diluted	$(1.93)	$0.34

Note 4. Marketable Securities

        The Company's portfolio of marketable securities at March 31, 2003 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities
Short term deposits	$9,468	$6	$—	$9,474
Municipal bonds	10,200	—	—	10,200
Commercial paper	998	—	—	998
Corporate obligations	242,242	2,784	(495)	244,531
United States government securities	331,012	3,632	(318)	334,326
Other debt securities	55,519	429	(188)	55,760
Marketable equity securities (Note 2)	873	313	—	1,186

Total available-for-sale securities	650,312	7,164	(1,001)	656,475
Less amounts classified as cash equivalents	63,546	—	—	63,546

Total	$586,766	$7,164	$(1,001)	$592,929

Held-to-Maturity Marketable Securities
United States government securities (Note 9)	$14,462	$327	$—	$14,789

Total	$14,462	$327	$—	$14,789

        The Company's portfolio of marketable securities at March 31, 2002 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities
Municipal bonds	$20,700	$—	$—	$20,700
Commercial paper	8,982	7	—	8,989
Corporate obligations	212,220	1,417	(1,347)	212,290
United States government securities	258,684	2,421	(1,195)	259,910
Marketable equity securities (Note 2)	873	3,466	—	4,339

Total available-for-sale securities	501,459	7,311	(2,542)	506,228
Less amounts classified as cash equivalents	33,885	8	—	33,893

Total	$467,574	$7,303	$(2,542)	$472,335

Held-to-Maturity Marketable Securities
United States government securities (Note 9)	$21,402	$—	$(190)	$21,212

Total	$21,402	$—	$(190)	$21,212

        Sales of marketable securities resulted in gross realized gains of $3.2 million, $3.5 million and $113.8 million during fiscal 2003, 2002 and 2001, respectively. Sales of marketable securities resulted in gross realized losses of $2.9 million, $0.2 million, and $0.9 million during fiscal 2003, 2002 and 2001, respectively.

        The amortized cost and estimated fair value of investments in available-for-sale debt securities and held-to-maturity debt securities at March 31, 2003, by contractual maturity, were as follows:

	Available-for-Sale Debt Securities		Held-to-Maturity Debt Securities
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$239,227	$240,500	$7,375	$7,429
Mature after one year through three years	410,212	414,789	7,087	7,360

Total	$649,439	$655,289	$14,462	$14,789

        The maturities of asset- and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

Note 5. Balance Sheets Details

Inventories

        The components of net inventories at March 31, 2003 and 2002 were as follows:

	March 31,
	2003	2002
	(in thousands)
Raw materials	$6,034	$8,760
Work-in-process	5,458	4,088
Finished goods	12,004	17,324

Total	$23,496	$30,172

Property and Equipment

        The components of property and equipment at March 31, 2003 and 2002 were as follows:

		March 31,
	Life	2003	2002
		(in thousands)
Land	—	$13,086	$13,086
Buildings and improvements	5-40 years	56,062	57,053
Machinery and equipment	3-5 years	81,767	76,500
Furniture and fixtures	3-7 years	64,629	67,992
Leasehold improvements	Life of lease	4,846	5,588
Construction in progress	—	505	1,121

		220,895	221,340
Accumulated depreciation and amortization		(141,579)	(126,507)

Total		$79,316	$94,833

        Depreciation expense was $24.0 million, $27.1 million and $30.2 million in fiscal 2003, 2002 and 2001, respectively.

Accrued Liabilities

        The components of accrued liabilities at March 31, 2003 and 2002 were as follows:

	March 31,
	2003	2002
	(in thousands)
Tax related	$72,687	$62,798
Acquisition related	25,744	33,793
Accrued compensation and related taxes	21,991	23,361
Other	15,603	14,995

Total	$136,025	$134,947

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss), net of income taxes, at March 31, 2003 and 2002 were as follows:

	March 31,
	2003	2002
	(in thousands)
Unrealized gain on marketable securities, net of tax provision of $2,596 in 2003 and $1,828 in 2002	$3,894	$2,743
Foreign currency translation, net of tax benefit of $69 in 2003 and $461 in 2002	(104)	(692)

Total	$3,790	$2,051

Note 6. Goodwill and Other Intangible Assets

        Goodwill by operating segment at March 31, 2003 and 2002 were as follows:

	March 31,
	2003	2002
	(in thousands)
SSG	$8,187	$—
DSG	—	—
SNG	45,667	45,684
Other	—	—

Total	$53,854	$45,684

        Upon the Company's adoption of SFAS No. 142, distribution network, acquired employees and OEM relationships no longer met the definition of identifiable intangible assets. As a result, the net balance of $8.2 million was reclassified to goodwill as of April 1, 2002. In fiscal 2003, no goodwill was acquired, impaired or written off.

        The following table presents details of the Company's other intangible assets at March 31, 2003 and 2002:

	March 31, 2003		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$53,654	$(37,514)	$53,654	$(24,099)
Covenants-not-to-compete	4,670	(2,464)	4,670	(908)
Distribution network	—	—	8,849	(5,280)
Acquired employees	—	—	6,507	(3,882)
OEM relationships	—	—	4,943	(2,950)

Subtotal	58,324	(39,978)	78,623	(37,119)
Other intellectual property	43,892	(14,843)	42,192	(9,794)

Total	$102,216	$(54,821)	$120,815	$(46,913)

        Other Intellectual property consists of a patent license fee (Note 18), a technology license fee (Note 18), an amount allocated to a product supply agreement (Note 18) and certain intellectual property acquired in fiscal 2003.

        In November 2002, the Company acquired intellectual property from Tricord for $1.7 million in cash. The intellectual property acquired will be amortized over its expected useful life of three years. The amortization expense of the intellectual property was included in "Research and development" in the Consolidated Statements of Operations from the date of acquisition and will be included in "Cost of revenues," when the Company begins selling product incorporating this technology.

        Amortization of acquisition-related intangible assets was recorded in "Amortization of goodwill and acquisition-related intangible assets" in the Consolidated Statements of Operations and was $15.0 million, $57.4 million and $61.3 million in fiscal 2003, 2002 and 2001, respectively. Amortization of other intellectual property is reflected in "Gross profit" and "Research and development" in the Consolidated Statements of Operations. Amortization of other intellectual property was $5.0 million, $1.4 million and $1.4 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003 and 2002, no impairment of intangible assets occurred.

        A reconciliation of previously reported net income (loss) and basic and diluted net income (loss) per share to the amounts adjusted for the exclusion of goodwill (including distribution network, acquired employees and OEM relationships), net of the related income tax effect, is as follows:

	Years Ended March 31,
	2002	2001
	(in thousands, except per share amounts)
Net income (loss), as reported	$(196,178)	$39,643
Add: Amortization of goodwill, net of taxes	40,458	38,038

Adjusted net income (loss)	$(155,720)	$77,681

Basic net income (loss) per share:
Net income (loss) per share, as reported	$(1.91)	$0.40
Add: Amortization of goodwill, net of taxes	$0.39	$0.38
Adjusted net income (loss) per share	$(1.52)	$0.78
Diluted net income (loss) per share:
Net income (loss) per share, as reported	$(1.91)	$0.39
Add: Amortization of goodwill, net of taxes	$0.39	$0.38
Adjusted net income (loss) per share	$(1.52)	$0.77

        Based on the Company's other intangible assets at March 31, 2003, the annual amortization expense is expected to be as follows:

	Estimated Amortization Expense
	Acquisition- related intangibles	Other intellectual property
	(in thousands)
Fiscal Years:
2004	$12,373	$7,127
2005	4,407	7,005
2006	1,566	6,670
2007	—	6,316
2008 and thereafter	—	1,931

Total	$18,346	$29,049

Note 7. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit has a term, as amended, through August 2003 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the London Interbank Offered Rate. In addition, the Company is charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of March 31, 2003, the Company was in compliance with all such covenants. No borrowings were outstanding under the line of credit as of March 31, 2003 and 2002.

Note 8. 4 3/4% Convertible Subordinated Notes

        In February 1997, the Company issued $230.0 million of 4 3/4% Notes for net proceeds of $223.9 million. The 4 3/4% Notes are due on February 1, 2004, and accordingly, the balance outstanding at March 31, 2003 has been classified as a current liability. The 4 3/4% Notes provide for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the 4 3/4% Notes are entitled to convert the notes into common stock at an original conversion price of $51.66 per share through February 1, 2004. The 4 3/4% Notes are redeemable, in whole or in part, at the option of the Company, at any time at declining premiums to par. Debt issuance costs are amortized to interest expense ratably over the term of the 4 3/4% Notes. During fiscal 2000, a noteholder converted $0.2 million of the 4 3/4% Notes into 3,871 shares of the Company's common stock.

        As a result of the Roxio spin-off (Note 2) and in accordance with the terms of the 4 3/4% Notes' Indenture, the conversion price was adjusted to $38.09 per share. The adjusted conversion price was determined by multiplying $51.66, the original conversion price, by a ratio equal to (1) the difference between the price of the Company's common stock at the date of the Roxio spin-off, as defined in the Indenture, and the fair market value of Roxio's common stock as determined by the Company's Board of Directors, (2) divided by the price of the Company's common stock at the date of the Roxio spin-off.

        In fiscal 2003, the Company repurchased 4 3/4% Notes with a book value of $120.4 million for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). In fiscal 2002, the Company repurchased 4 3/4% Notes with a book value of $27.0 million for an aggregate price of $25.9 million, resulting in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million). Because the Company elected to adopt SFAS No. 145 as of January 1, 2002, the gain on extinguishment of debt has been included in "Interest and other income" in the Consolidated Statements of Operations for fiscal 2003 and 2002.

        In June 2003, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Notes for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (net of unamortized debt issuance costs of $0.2 million).

Note 9. 3% Convertible Subordinated Notes

        In March 2002, the Company issued $250 million of 3% Notes for net proceeds of $241.9 million. The 3% Notes are due on March 5, 2007. The 3% Notes provide for semi-annual interest payments each March 5 and September 5, which interest payments commenced September 5, 2002. The holders of the 3% Notes are entitled to convert the notes into common stock at a conversion price of $15.31 per share through March 5, 2007. The 3% Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after March 9, 2005 at declining premiums to par. Debt issuance costs are amortized to interest expense ratably over the term of the 3% Notes. The Notes are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3% Notes, the Company purchased marketable securities totaling $21.4 million as security for the first six scheduled interest payments due on the 3% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. Gross unrealized gains on these securities were $0.3 million in fiscal 2003 and gross unrealized losses on these securities were $0.2 million in fiscal 2002. At March 31, 2003, $7.4 million was classified as short-term marketable securities due within one year and $7.4 million was classified as long-term due within two years.

Note 10. TSMC Agreements

        During fiscal 1996, the Company entered into agreements with TSMC which provide the Company with guaranteed capacity for wafer fabrication in exchange for advance payments ("Option Agreements"). The Company reflects the advance payments as either prepaid expenses or other long-term assets based upon the amount expected to be utilized within the next twelve months. As wafer units are purchased each year from TSMC, the advance payments are reduced at a specified amount per wafer unit.

        In fiscal 1999, in response to declining demand for the Company's products, the Company and TSMC amended the Option Agreements. The terms of the Option Agreements were extended by two years through December 31, 2002. Additionally, TSMC agreed to refund the Company $5.4 million of advance payments made under the Option Agreements, payable in four equal quarterly installments beginning in January 1999. No other terms or conditions were amended.

        In fiscal 2000, the Company and TSMC amended the Option Agreements, whereby the Company paid TSMC an additional $20.0 million in advance payments to secure guaranteed capacity for wafer fabrication through December 31, 2004. No other terms or conditions were amended.

        In fiscal 2002, the Company and TSMC further amended the Option Agreements, whereby both the minimum number of wafer units to be purchased by the Company and the amount of credit applied against the advance payments for each wafer unit purchased were amended for calendar years 2002, 2003 and 2004. The amendment eliminated the minimum number of wafer units to be purchased and allowed the Company to utilize the advance payments beginning with the purchase of the first wafer unit in any calendar year. The amendment also entitles the Company to carry-forward the unused advance payments through calendar year 2004.

        The Company utilized $11.2 million, $9.6 million and $8.4 million of the advance payments in fiscal 2003, 2002 and 2001, respectively. The advance payments expected to be realized in the next year of $10.0 million are classified in "Prepaid expenses" in the Consolidated Balance Sheet as of March 31, 2003. The remaining advance payments of $8.7 million are classified in "Other long-term assets" in the Consolidated Balance Sheet and are expected to be realized by the Company during the remaining term of the Option Agreements.

Note 11. Interest and Other Income

        The components of interest and other income for all periods presented were as follows:

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
Interest income	$29,877	$34,153	$34,126
Gain on sale of properties (Note 15)	—	23	9,085
Gain on sale of JNI common stock (Note 12)	—	—	112,686
Warrants expired unexercised (Note 12)	—	—	(440)
Gain on extinguishment of debt (Note 8)	3,297	867	—

Total	$33,174	$35,043	$155,457

Note 12. Business Divestitures and Related Party Transactions

        JNI:    In November 1998, the Company entered into a definitive agreement with JNI Corporation ("JNI") whereby the Company agreed to contribute certain fibre channel technology, products and property and equipment to JNI related to the fibre channel business line. As consideration for the assets received, JNI issued to the Company 1,132,895 shares of JNI Series A Convertible Preferred Stock, which represented a then 6.2% ownership in JNI, and three warrants to purchase up to 2,436,551 shares of JNI Series A Convertible Preferred Stock. If the warrants were fully exercised, the added shares would have represented a then additional 11.1% ownership of JNI by the Company. Exercisibility of the warrants was contingent upon JNI attaining certain milestones such as net revenue levels from products based on the acquired technology, new product introductions or a change in majority control including an initial public offering of JNI's stock before January 31, 2001.

        In September 1999, the Company exchanged an existing contingent warrant to purchase shares of JNI Series A Convertible Preferred Stock for an immediately exercisable warrant to purchase 840,000 shares of JNI Series A Convertible Preferred Stock. The two remaining contingent warrants expired unexercised in October 1999, the effective date of JNI's initial public offering. Upon the closing of the public offering, the Series A Convertible Preferred Stock automatically converted into shares of common stock.

        In March 2000, the Company exercised the warrant on a net-share settlement basis, and received 839,998 additional shares of JNI common stock, resulting in a total ownership of 1,972,893 shares, or 8.6% of the outstanding shares of JNI as of March 31, 2000. The Company's investment in JNI common stock was accounted for under the cost method.

        During fiscal 2001, the Company sold all of its ownership of 1,972,893 shares of JNI common stock for a gain of $112.7 million. The gain was included in "Interest and other income" in the Consolidated Statement of Operations for the year ended March 31, 2001. Since March 31, 2001, the Company has not held any shares of JNI common stock.

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

        In addition to the investment in Chaparral, the Company agreed to provide certain manufacturing services and lease space to Chaparral in one of the Company's facilities at "arms-length" prices. As of fiscal 2002, these services and leased facilities were no longer provided. As a result, Chaparral received their last bill from the Company for manufacturing service and lease costs totaling $0.2 million in fiscal 2001.

        The Company and Chaparral are also parties to various component supply, technology and software licensing and product distribution agreements, including one in which the Company made a $2 million advance payment for future product purchases of certain external storage solutions products. As product was purchased the prepayment was reduced by the purchase price. At March 31, 2003 and 2002, there remains $0 million and $0.8 million, respectively, of the advance payment outstanding which is classified in "Prepaid expenses" in the Consolidated Balance Sheets. During fiscal 2003, 2002 and 2001, the Company recorded royalty and product revenue of $0.3 million, $0.4 million and $0.3 million, respectively. Chaparral owed the Company $0.1 million at March 31, 2003 and 2002.

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

        The Company's carrying value of its investment in Chaparral of $0.5 million was included in "Other long-term assets" in the Consolidated Balance Sheet as of March 31, 2002. Due to various stock issuances by Chaparral, the Company's ownership interest in Chaparral had decreased to 5.7% as of March 31, 2002. In fiscal 2003, the Company determined that the decline in its investment was other-than-temporary due to a severe curtailment of Chapparal's operations. Accordingly, the Company recorded an impairment charge of $0.5 million to write-off its investment in Chapparal.

        BroadLogic:    In December 1998, the Company entered into a definitive agreement with BroadLogic, Inc. ("BroadLogic") whereby the Company agreed to contribute certain tangible and intangible assets related to the satellite networking business line. In exchange for the assets, BroadLogic issued the Company 989,430 shares of Series A Convertible Preferred Stock, representing a then 19.9% ownership interest in BroadLogic. In addition, the Company received a warrant to purchase up to 982,357 shares of BroadLogic's common stock at $4 per share. The warrant is immediately exercisable and expires upon the earlier of December 2003 or immediately prior to an initial public offering. In addition to the investment in BroadLogic, the Company agreed to provide certain manufacturing services and lease space to BroadLogic in one of the Company's facilities through fiscal 2001. As a result, BroadLogic received their last bill from the Company for manufacturing service and lease cost totaling $0.7 million in fiscal 2001.

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

        DPT:    In December 1999, the Company purchased Distributed Processing Technology Corporation, or DPT, a supplier of high-performance storage solutions, including RAID controllers and storage subsystems. The Company leased one of its facilities in Florida, through August 31, 2001 at "arms-length" prices from a former stockholder of DPT, who is also a relative of a former officer and stockholder of DPT. This former officer and stockholder of DPT was also a former officer of the Company. The Company paid $46,000 and $110,000 for rent expense to the related party in fiscal 2002 and 2001, respectively.

Note 13. Restructuring Charges

Fiscal 2003:

        During fiscal 2003, the Company recorded $14.3 million in restructuring charges as follows:

        Fourth Quarter of Fiscal 2003 Restructuring Plan:    In February 2003, the Company implemented a restructuring program to improve financial performance and realigned personnel resources in all of its operating segments. The realignment resulted in the involuntary termination of 166 employees from its worldwide workforce. These terminated employees were across engineering, administrative and sales and marketing functions. Approximately 86%, 6%, 4% and 4% were based in the United States, Asia Pacific region, Europe and Japan, respectively. In connection with the realignment effort, the Company recorded a restructuring charge of $7.0 million in the fourth quarter of fiscal 2003, which included $4.9 million for severance and benefits and a $2.1 million non-cash charge for the write-off of certain assets, including software and equipment no longer used by the Company. These assets were abandoned, as they were deemed unnecessary due to the reductions in workforce. The expenses associated with the restructuring plan are included in "Restructuring charges" in the Consolidated Statements of Operations. The Company does not expect to incur any further charges in connection with this restructuring plan. Of the total restructuring expense incurred, approximately $3.8 million, $0.7 million and $2.5 million relate to the SSG segment, DSG segment and SNG segment, respectively.

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2003 restructuring charge and payments made against the reserve through March 31, 2003:

	Severance And Benefits	Asset Write-offs	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$4,905	$—	$4,905
Property and equipment write-off	—	2,091	2,091

Total	4,905	2,091	6,996
Cash paid	(1,879)	—	(1,879)
Non-cash charges	—	(2,091)	(2,091)

Reserve balance at March 31, 2003	$3,026	$—	$3,026

        The Company anticipates that the remaining restructuring reserve balance of $3.0 million will be substantially paid out by the second quarter of fiscal 2004.

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

        In the fourth quarter of fiscal 2003, the Company recorded a net reduction of $0.1 million to the second quarter of fiscal 2003 restructuring provision. The adjustments included a reduction of $0.2 million to severance and benefits, as actual costs were lower than originally anticipated, offset by an additional accrual of $0.1 million in lease costs.

        The following table sets forth an analysis of the components of the second quarter of fiscal 2003 restructuring charge and payments made against the reserve through March 31, 2003:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$3,965	$—	$—	$3,965
Accrued lease costs	—	—	459	459
Property and equipment write-off	—	1,681	—	1,681
Other charges	—	—	50	50

Total	3,965	1,681	509	6,155
Provision adjustment	(173)	—	26	(147)
Cash paid	(3,605)	—	(283)	(3,888)
Non-cash charges	—	(1,681)	—	(1,681)

Reserve balance at March 31, 2003	$187	$—	$252	$439

        The Company anticipates that the remaining restructuring reserve balance of $0.4 million will be substantially paid out by the third quarter of fiscal 2004. The longer term payments relate to lease obligations.

Fiscal 2002:

        During fiscal 2002, the Company recorded $10.0 million in restructuring charges as follows:

        Fourth Quarter of Fiscal 2002 Restructuring Plan:    In March 2002, the Company announced a series of actions to reduce costs and tailor the Company's expenses to current revenues for all of its operating segments. The Company recorded a restructuring charge of $3.8 million consisting of $2.7 million for severance and benefits related to the involuntary termination of approximately 70 employees, $0.4 million related to the termination of operating leases for facilities and equipment, $0.5 million accrual for legal, accounting and other similar costs and a $0.2 million write-down of leasehold improvements, furniture and fixtures and equipment. The terminated employees were throughout all functions of the Company, which included manufacturing, administrative, sales and marketing and engineering. Approximately 67% of these terminated employees were based in the United States and approximately 33% were based in Belgium. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce.

        In the fourth quarter of fiscal 2003, the Company recorded a net adjustment of $0.2 million to the fourth quarter of fiscal 2002 restructuring provision. The adjustments included an additional accrual of $0.3 million in lease costs offset by a reduction of $0.1 million for severance and benefits as actual costs were lower than originally anticipated.

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2002 restructuring charge and the payments made against the reserve through March 31, 2003:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$2,723	$—	$—	$2,723
Accrued lease costs	—	—	425	425
Property and equipment write-off	—	220	—	220
Other charges	—	—	465	465

Total	2,723	220	890	3,833
Cash paid	(324)	—	—	(324)
Non-cash charges	—	(220)	—	(220)

Reserve balance at March 31, 2002	2,399	—	890	3,289
Provision adjustment	(146)	—	367	221
Cash paid	(2,215)	—	(530)	(2,745)

Reserve balance at March 31, 2003	$38	$—	$727	$765

        The Company anticipates that the remaining restructuring reserve balance of $0.8 million will be substantially paid out by the third quarter of fiscal 2006. The longer term payments relate to lease obligations.

        First Quarter of Fiscal 2002 Restructuring Plan:    In response to the economic slowdown, the Company implemented a restructuring plan in the first quarter of fiscal 2002 and recorded a restructuring charge of $6.2 million. The goal of the restructuring plan was to reduce costs and improve operating efficiencies in all of the Company's operating segments in order to match the current business environment. The restructuring charge consisted of severance and benefits of $5.2 million related to the involuntary termination of approximately 325 employees. These terminated employees were throughout all functions of the Company, which include manufacturing, administrative, sales and marketing and engineering. Approximately 53% of these terminated employees were based in the United States, 43% in Singapore and 4% in other locations. Additionally, the Company accrued for lease costs of $0.2 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in Florida that were vacated due to the reductions in workforce. The Company also wrote off leasehold improvements with a net book value of $0.4 million and production-related machinery and equipment with a net book value of $0.4 million. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. The Company recorded a reduction to the fiscal 2002 first quarter restructuring provision of $0.4 million in the third quarter of fiscal 2002, as actual costs for severance and benefits were lower than originally anticipated.

        In the second quarter of fiscal 2003, the Company recorded an additional $0.3 million charge consisting of accrued lease costs to the first quarter of fiscal 2002 restructuring provision.

        The following table sets forth an analysis of the components of the first quarter of fiscal 2002 restructuring charge and the provision adjustments and payments made against the reserve through March 31, 2003:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$5,174	$—	$—	$5,174
Accrued lease costs	—	—	219	219
Property and equipment write-off	—	811	—	811
Other charges	—	—	25	25

Total	5,174	811	244	6,229
Provision adjustment	(387)	—	—	(387)
Cash paid	(4,787)	—	(40)	(4,827)
Non-cash charges	—	(811)	—	(811)

Reserve balance at March 31, 2002	—	—	204	204
Provision adjustment	—	—	347	347
Cash paid	—	—	(387)	(387)

Reserve balance at March 31, 2003	$—	$—	$164	$164

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.2 million will be substantially paid out by the second quarter of fiscal 2004.

Fiscal 2001:

        During fiscal 2001, the Company recorded $9.9 million in restructuring charges as follows:

        Fiscal 2001 Restructuring Plan:    In response to the economic slowdown, the Company's management implemented a restructuring plan in the fourth quarter of fiscal 2001 to reduce costs and improve operating efficiencies across all of the Company's operating segments, and the Company recorded a restructuring charge of $9.9 million. The restructuring charge consisted primarily of severance and benefits of $6.1 million related to the involuntary termination of approximately 275 employees. These employees were primarily in manufacturing and engineering functions, of which approximately 78% were based in the United States, 19% were based in Singapore and 3% were based in Belgium. Additionally, the Company accrued for lease costs of $1.4 million pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New Hampshire, Florida and Belgium that were vacated due to the reductions in workforce. The Company wrote off leasehold improvements, furniture and fixtures, and production-related machinery and equipment with net book values of $1.2 million, $0.4 million and $0.3 million, respectively. The assets were taken out of service as they were deemed unnecessary due to the reductions in workforce. In addition, the Company wrote down certain manufacturing equipment that was taken out of service by $0.3 million to its estimated realizable value of $0.5 million. The Company accrued for legal, accounting and consulting costs of $0.2 million related to the restructuring.

        In the first quarter of fiscal 2002, the Company recorded an additional $0.7 million charge to the fiscal 2001 restructuring provision. The adjustments included additional lease costs of $0.5 million, and the Company wrote down an additional $0.3 million of the estimated realizable value of certain manufacturing equipment identified in the fourth quarter of fiscal 2001 restructuring provision. These adjustments were offset by a decrease in severance and benefits of $0.1 million, as actual costs were lower than originally anticipated. In the third quarter of fiscal 2002, the Company recorded a net reduction to the fourth quarter of fiscal 2001 restructuring provision of $0.4 million. The third quarter adjustment included a $0.6 million reduction in the restructuring provision as actual severance and benefit costs were lower than originally anticipated offset by an additional write-off of $0.2 million of the estimated realizable value of certain equipment.

        In the second quarter of fiscal 2003, the Company recorded an additional $0.6 million charge to the fourth quarter of fiscal 2001 restructuring provision. The adjustments included the write-off of $0.2 million that was being held for sale and additional lease costs of $0.4 million. The additional lease costs pertained to a facility that the Company subleased in California through April 2008. The estimated future sublease income will not be sufficient to cover the estimated future obligations for the non-cancelable lease payments and, therefore, the Company accrued $0.4 million associated with the estimated loss through the end of the lease term.

        In the fourth quarter of fiscal 2003, the Company recorded an additional accrual of $0.1 million in lease costs to the fourth quarter of fiscal 2001 restructuring provision.

        The following table sets forth an analysis of the components of the fourth quarter of fiscal 2001 restructuring charge and the provision adjustments and payments made against the reserve through March 31, 2003:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Severance and benefits	$6,083	$—	$—	$6,083
Accrued lease costs	—	—	1,407	1,407
Property and equipment write-off	—	2,169	—	2,169
Other charges	—	—	245	245

Total	6,083	2,169	1,652	9,904
Cash paid	(2,264)	—	(48)	(2,312)
Non-cash charges	—	(2,169)	—	(2,169)

Reserve balance at March 31, 2001	3,819	—	1,604	5,423
Provision adjustment	(680)	464	506	290
Cash paid	(3,139)	—	(1,359)	(4,498)
Non-cash charges	—	(464)	—	(464)

Reserve balance at March 31, 2002	—	—	751	751
Provision adjustment	—	170	547	717
Cash paid	—	—	(436)	(436)
Non-cash charges	—	(170)	—	(170)

Reserve balance at March 31, 2003	$—	$—	$862	$862

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.9 million will be substantially paid out by the first quarter of fiscal 2009.

Note 14. Other Charges

        Other charges consist of asset impairment charges. The Company recorded asset impairment charges of $1.5 million, $77.6 million and $28.2 million in fiscal 2003, 2002 and 2001, respectively.

        The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company recorded an impairment charge of $1.5 million and $8.6 million in fiscal 2003 and 2002, respectively, related to a decline in the values of minority investments deemed to be other-than-temporary. In fiscal 2003, $1.0 million of the impairment charge related to the Company's DSG segment.

        In the fourth quarter of fiscal 2002, the Company formalized its intention to discontinue the use of certain technology acquired from DPT for the external storage solutions market. This decision indicated impairment of certain long-lived assets related to the acquisition of DPT. As a result, the Company recorded a charge of $69.0 million to reduce goodwill recorded in connection with the acquisition of DPT based on the amount by which the carrying amount of the assets exceeded the fair value. Fair value was determined based on discounted estimated future cash flows using a discount rate of 20%. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital as adjusted for the risks associated with the Company's operations.

        In fiscal 2001, the Company recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Agilent Warrant Costs as of December 31, 2000 (Note 19).

Note 15. Assets Held for Sale

        In fiscal 2001, the Company sold land in California, and land and a building in Colorado, resulting in a total gain of $9.1 million. The Company also entered into a contract to sell $0.9 million of land and a building held for sale in Florida, and consummated the sale in fiscal 2002, realizing immaterial gains.

        The Company transferred manufacturing equipment in the amount of $0.5 million from "Property and equipment" to assets held for sale in connection with the fiscal 2001 restructuring plan (Note 13). The Company wrote-down approximately $0.3 million of these assets in fiscal 2002 and manufacturing equipment in the amount of approximately $0.2 million was held for sale at March 31, 2002. In fiscal 2003, the Company wrote-off the manufacturing equipment that was held for sale at March 31, 2002. Assets held for sale at March 31, 2001 also included other manufacturing equipment of $0.3 million. These assets were sold in fiscal 2002, with immaterial gains realized.

        All gains from the sale of properties and equipment were included in "Interest and other income" in the Consolidated Statements of Operations.

Note 16. Net Income (Loss) Per Share

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

        A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations are as follows:

	Years Ended March 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(15,426)	$(196,673)	$42,557
Net income from discontinued operations	—	495	2,893
Net loss on disposal of discontinued operations	—	—	(5,807)

Net income (loss)	$(15,426)	$(196,178)	$39,643

Denominator:
Weighted average shares outstanding—basic	106,772	102,573	99,403
Effect of dilutive securities:
Employee stock options and other	—	—	1,961

Weighted average shares and potentially dilutive common shares outstanding—diluted	106,772	102,573	101,364

Net income (loss) per share—basic:
Continuing operations	$(0.14)	$(1.92)	$0.43
Discontinued operations	$—	$0.00	$(0.03)
Net income (loss)	$(0.14)	$(1.91)	$0.40
Net income (loss) per share—diluted:
Continuing operations	$(0.14)	$(1.92)	$0.42
Discontinued operations	$—	$0.00	$(0.03)
Net income (loss)	$(0.14)	$(1.91)	$0.39

        Certain instruments potentially convertible into common stock were excluded from the diluted computation for fiscal 2003 and fiscal 2002 because they were anti-dilutive as the Company was in a net loss position. Certain instruments potentially convertible into common stock were excluded from the diluted computation for fiscal 2001 because their exercise prices were greater than the average market price of the common shares and their inclusion would have been anti-dilutive. The items excluded for fiscal 2003, 2002 and 2001 were as follows:

	Years Ended March 31,
	2003	2002	2001
Outstanding employee stock options	19,731,000	17,723,000	13,540,000
Warrants	1,310,000	1,310,000	1,160,000
4 3/4% Convertible Subordinated Notes	2,858,000	5,326,000	4,448,000
3% Convertible Subordinated Notes	16,327,000	16,327,000	—

        During fiscal 2001, the Company entered into several equity contracts pertaining to its own stock (Note 17). The impact of these equity contracts on earnings per share was immaterial. As of March 31, 2003 and 2002, the Company did not have outstanding equity contracts pertaining to its own stock.

Note 17. Stockholders' Equity

Employee Stock Purchase Plan

        The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 ESPP. Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the common stock at either the beginning of the offering period or at the end of each applicable purchase period, whichever is lower. During fiscal 2001, the Company amended the ESPP to extend the offering period from six months to twenty four months, beginning in August 2000. Purchases are made every six months. Under the ESPP, 1,163,000, 532,000 and 516,000 shares were issued during fiscal 2003, 2002 and 2001, respectively, representing approximately $6.0 million, $5.1 million and $6.8 million in employees' contributions, respectively.

        2000 Nonstatutory Stock Option Plan:    During the third quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Nonstatutory Stock Option Plan and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Nonstatutory Stock Option Plan provides for granting of stock options to non-executive officer employees of the Company at prices equal to at least 100% of the fair market value at the date of grant. Stock options granted under this plan are for periods not to exceed ten years and generally become fully vested and exercisable over a two to five-year period. As of March 31, 2003, the Company had 1,733,262 shares available for future issuance under the 2000 Nonstatutory Stock Option Plan.

        1999 Stock Option Plan:    During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Option Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock, plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Option Plan as of the date of stockholder approval, plus (c) any shares returned to the 1990 Stock Option Plan as a result of termination of options under the 1990 Stock Option Plan after the date of stockholder approval of the 1999 Stock Option Plan. As of March 31, 2003, the Company had 4,714,148 shares available for future issuance under the 1999 Stock Option Plan.

        The 1999 Stock Option Plan provides for granting of incentive and nonstatutory stock options to employees, consultants and directors of the Company. Options granted under this plan are for periods not to exceed ten years, and are granted at prices not less than 100% and 75% for incentive and nonstatutory stock options, respectively, of the fair market value on the date of grant. Generally, stock options become fully vested and exercisable over a four to five-year period.

        1990 Stock Option Plan:    The Company's 1990 Stock Option Plan allowed the Board of Directors to grant to employees, officers, and consultants incentive and nonstatutory options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights did not exceed ten years from the date of grant. The Company has issued all stock options under this plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period. In March 1999, the Company amended the 1990 Stock Option Plan to permit non-employee directors of the Company to participate in this plan. Upon stockholder approval of the 1999 Stock Option Plan, the 1990 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1990 Stock Option Plan at March 31, 2003.

        DPT Stock Option Plan:    In connection with the acquisition of DPT in fiscal 2000, each outstanding stock option under the DPT Stock Option Plan was converted to an option to purchase shares of the Company's common stock at a ratio of 0.7133. As a result, outstanding options to purchase 1,130,525 shares of the Company's common stock were assumed. No further options may be granted under the DPT Stock Option Plan.

        Platys Stock Option Plan:    In connection with the acquisition of Platys in fiscal 2002 (Note 3), each outstanding stock option under the Platys Stock Option Plan was converted to an option to purchase shares of the Company's common stock at a ratio of 0.8028. As a result, outstanding options to purchase 2,336,037 shares of the Company's common stock were assumed. No further options may be granted under the Platys Stock Option Plan.

        Option activity under the employees' stock option plans during fiscal 2001, 2002 and 2003 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2000	11,970,028	13,658,379	$21.52
Authorized	8,000,000	—	—
Granted	(13,041,956)	13,041,956	19.77
Exercised	—	(1,349,418)	11.17
Forfeited	—	(47,014)	5.12
Cancelled	5,889,232	(5,889,232)	22.14

Balance, March 31, 2001	12,817,304	19,414,671	20.56
Assumed	—	2,336,037	1.31
Granted	(8,868,805)	8,868,805	14.22
Exercised	—	(670,807)	5.45
Forfeited	—	(7,794,757)	23.64
Cancelled	4,940,794	(4,940,794)	24.28

Balance, March 31, 2002	8,889,293	17,213,155	12.91
Granted	(5,632,090)	5,632,090	8.42
Exercised	—	(475,875)	2.74
Forfeited	—	(78,506)	0.32
Cancelled	3,190,207	(3,190,207)	14.17

Balance, March 31, 2003	6,447,410	19,100,657	$11.69

Options exercisable at:
March 31, 2001		6,921,820	$20.12
March 31, 2002		8,564,958	$13.35
March 31, 2003		11,471,643	$13.19

        The following table summarizes information about the employees' stock option plans as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/03	Weighted Average Exercise Price
$00.00 - $10.00	4,683,634	6.2	$3.96	1,157,119	$3.85
$10.01 - $20.00	14,209,046	6.8	$13.98	10,131,993	$13.97
$20.01 - $30.00	133,456	3.9	$24.93	113,140	$24.73
$30.01 - $40.00	67,421	5.4	$34.27	63,587	$34.27
$40.01 - $50.00	300	0.3	$40.06	262	$40.06
$50.01 - $60.00	6,800	6.2	$57.47	5,542	$57.57

	19,100,657	6.7	$11.69	11,471,643	$13.19

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

Stock Option Plans—Directors

        The 2000 Director Stock Option Plan:    During the second quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Director Stock Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The 2000 Director Stock Option Plan provides for the automatic grant to non-employee directors of nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and expire ten years after the date of grant. On the last day of each fiscal year, each non-employee director receives a grant for 15,000 options which vest over a one-year period and expire ten years after the date of grant. As of March 31, 2003, the Company had 532,500 shares available for future issuance under the 2000 Director Stock Option Plan.

        The 1990 Directors' Stock Option Plan:    The 1990 Directors' Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and, prior to March 31, 1997, expired five years after the date of grant. Prior to March 31, 1997, each director received a grant at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four-year period and expired five years after the date of grant. During fiscal 1997, the Company amended the 1990 Directors' Stock Option Plan such that all newly issued options expire ten years after the date of grant and all newly issued annual options vest over a one-year period. In fiscal 1999, the Company amended the 1990 Directors' Stock Option Plan to increase the annual grant to 15,000 options for the fiscal year ended March 31, 1999. Upon the approval of the 2000 Director Stock Option Plan, the 1990 Director Option Plan was terminated with respect to new grants. There were no shares available for option grants under the 1990 Directors' Stock Option Plan at March 31, 2003.

        Option activity under the directors' stock option plans during fiscal 2001, 2002 and 2003 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2000	1,030,000	478,250	$30.64
Authorized	1,000,000	—	—
Granted	(90,000)	90,000	8.67
Exercised	—	(10,000)	11.00
Cancelled	228,250	(228,250)	25.30
Expired	(1,258,250)	—

Balance, March 31, 2001	910,000	330,000	28.94
Granted	(280,000)	280,000	13.70
Exercised	—	(7,500)	8.67
Forfeited	—	(70,000)	34.13
Cancelled	22,500	(22,500)	8.67

Balance, March 31, 2002	652,500	510,000	21.05
Granted	(120,000)	120,000	6.11
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2003	532,500	630,000	$18.21

Options exercisable at:
March 31, 2001		232,500	$36.13
March 31, 2002		230,000	$30.01
March 31, 2003		402,500	$22.89

        The following table summarizes information about the directors' stock option plans as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/03	Weighted Average Exercise Price
$00.00 - $10.00	180,000	9.3	$6.96	60,000	$8.67
$10.01 - $20.00	280,000	8.8	$13.70	172,500	$13.40
$20.01 - $30.00	40,000	5.0	$20.06	40,000	$20.06
$30.01 - $40.00	30,000	4.0	$37.25	30,000	$37.25
$40.01 - $50.00	100,000	6.0	$44.61	100,000	$44.61

	630,000	8.0	$18.21	402,500	$22.89

Assumptions of Fair Value

        Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its ESPP, employees' stock option plans, and directors' stock option plans, collectively called "options," under the fair value method as required by SFAS No. 123. The pro forma information for fiscal 2003, 2002 and 2001 is reported in Note 1 "Summary of Significant Accounting Policies." The fair value of options granted in fiscal 2003, 2002 and 2001 as reported was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	ESPP			Employees' Stock Option Plans			Directors' Stock Option Plans
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Expected life (in years)	0.5	0.5	0.5	4	4	4	5	5	5
Risk-free interest rate	1.1%	1.7%	4.3%	2.4%	4.7%	4.6%	2.8%	4.9%	4.7%
Volatility	76%	81%	75%	76%	78%	75%	78%	77%	71%
Dividend yield	—	—	—	—	—	—	—	—	—

        The following table states the weighted average estimated fair value of its options granted or issued for all periods presented:

	2003	2002	2001
	(in thousands, except per share amounts)
ESPP	$2.39	$5.17	$12.09
Employees' Stock Option Plans	$5.16	$8.86	$11.85
Directors' Stock Option Plans	$3.92	$8.84	$5.37

Rights Plan

        The Company has reserved 250,000 shares of Series A Preferred Stock for issuance under the 1996 Rights Agreement, which was amended and restated on February 1, 2001. Under this plan, stockholders have received one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The Rights trade automatically with shares of the Company's common stock. The Rights are not exercisable until ten days after a person or group announces the acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer which would result in ownership by a person or group of 20% or more of the then outstanding common stock. If one of these events occurs, stockholders would be entitled to exercise their rights and receive one-thousandth of a share of Series A Preferred Stock for each Right they hold at an exercise price of $180.00 per right.

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

Shares Reserved for Future Issuance

        As of March 31, 2003, the Company has reserved the following shares of authorized but unissued common stock:

ESPP	2,830,276
Employees' stock option plans	25,548,067
Directors' stock option plans	1,162,500
Outstanding warrants (Notes 18 and 19)	1,310,000
Conversion of 4 3/4% Notes (Note 8)	2,164,479
Conversion of 3% Notes (Note 9)	16,327,064

Total	49,342,386

        As a result of the Roxio spin-off (Note 2) and in accordance with the terms of the 4 3/4% Notes' Indenture, the conversion price of the 4 3/4% Notes was adjusted to $38.09.

Stock Repurchases

        During fiscal 2001, in accordance with stock buy-back programs approved by the Board of Directors, the Company repurchased and retired 3,000,000 shares of its common stock for $71.1 million. The transaction was recorded as reduction to common stock, additional paid-in-capital and retained earnings.

        In the first quarter of fiscal 2001, the Company entered into several equity contracts with independent third parties in which the Company sold put warrants and purchased call warrants. The put warrants potentially obligated the Company to buy back up to 2.5 million shares of its common stock at prices ranging from $23 to $46, whereas the call warrants gave the Company the right to buy back up to 1.5 million shares of its common stock at prices ranging from $27 to $44. The premiums on the purchase of the call warrants totaled $7.7 million and the premiums on the sale of the put warrants totaled $15.2 million. The net premiums received were used for general business purposes. The settlement terms included physical settlement, cash settlement or net-share settlement at the option of the Company. During fiscal 2001, the Company physically settled all of the equity contracts whereby the Company repurchased 2.5 million shares of its common stock at prices ranging from $23 to $46, resulting in total cash payments of $97.3 million. No equity contracts were entered into or were outstanding during fiscal years ended March 31, 2003 or 2002.

Note 18. IBM ServeRAID Agreement and Patent Cross-License Agreement

        In March 2002, the Company entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with International Business Machines Corp. ("IBM"). The technology licensing agreement grants the Company the right to use IBM's ServeRAID technology for the Company's internal and external RAID products. Under the product supply agreement, the Company will supply RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. The agreement does not contain minimum purchase commitments from IBM and the Company cannot be assured of the future revenue it will receive under this agreement. Either party may terminate the technology licensing agreement if the other party materially breaches its obligations under the agreement. The product supply agreement automatically terminates at the end of three years or earlier upon breach of a material contract obligation by the Company or upon the occurrence of any transaction within two years of the effective date of the agreement that results in: (i) a competitor of IBM beneficially owning at least 10% of the voting stock of the Company or any affiliate of the Company; or (ii) a competitor of IBM becoming entitled to appoint a nominee to the board of directors of the Company; or (iii) a director, office holder or employee of a competitor of IBM becomes a director of the Company.

        In consideration, the Company paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of the Company's common stock at an exercise price $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The Company allocated $12 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to the Company's channel and OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon the Company's estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee shall be included in "Net revenues" and "Costs of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

        In May 2000, the Company entered into a patent cross-license agreement with IBM. Under the Agreement, the Company agreed to pay IBM a patent settlement fee for the use of certain IBM patents from January 1, 2000 through June 30, 2004 and in return, release past infringement claims made prior to

January 1, 2000. Additionally, the Company granted IBM a license to use all of the Company's patents for the same period. The final aggregate patent fee was to be determined by an evaluation of certain patents by an independent party and was to range from $11.0 million to $25.0 million. In March 2001, the final aggregate patent fee was determined to be $11.0 million. Based on this final aggregate patent fee, the Company recorded a credit adjustment of $3.6 million (net of $0.1 million included in discontinued operations) to cost of revenues under the caption of "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2001. In March 2002, the patent cross-license agreement was amended to extend the term to use certain IBM patents through March 2007 in consideration for an aggregate patent fee of $13.3 million. The patent license fee is being amortized over the period from January 1, 2000 through June 30, 2007.

Note 19. Agilent Agreement

        In January 2000, the Company entered into a four-year Development and Marketing Agreement (the "Agreement") with Agilent to co-develop, market and sell fibre channel HBAs using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrants have a term of four years from the date of issuance and are immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The Company assumed a volatility rate of 65%, a risk-free interest rate of 6.4% and an estimated life of four years. The value of the warrants (the "Warrant Costs") was recorded as an intangible asset and was being amortized ratably over the term of the agreement.

        In accordance with SFAS No. 121, the Company evaluated the recoverability of the Warrant Costs during the third quarter of fiscal 2001. Based on the assessment, the Company believed that the undiscounted estimated future cash flows generated by the sale of the Company's fibre channel products incorporating the technology licensed from Agilent would not be sufficient to recover any of the carrying value of the Warrant Costs. As such, the Company recorded an asset impairment charge of $28.2 million, representing the remaining unamortized balance of the Warrant Costs as of December 31, 2000. The asset impairment charge was included in "Other charges" in the Consolidated Statement of Operations for fiscal 2001.

        Pursuant to the Agreement, the Company was to pay royalties to Agilent based on revenues generated from the fibre channel products incorporating the licensed technology. The Agreement provided for minimum royalty fees of $6.0 million in the first contract year and $12.0 million in the second contract year. The Company estimated it would incur minimum royalty fees of $1.0 million in the first contract year and $2.0 million in the second contract year associated with sales of the Company's products incorporating the licensed technology. Therefore, the Company expensed the remaining minimum royalty fees of $5.0 million for the first contract year in fiscal 2000, and $10.0 million for the second contract year in fiscal 2001. The expense was included in "Cost of revenues" in the Consolidated Statements of Operations for fiscal 2001 and 2000.

        The Company expected that the value of its collaboration with Agilent would be from the introduction of two-gigabit HBAs. However, the transition in the fibre channel market from one-gigabit to two-gigabit fibre channel HBAs developed more slowly than the Company had anticipated, and as such, the minimum royalties due under the agreement with Agilent were significantly greater than the revenues generated from sales of the Company's products incorporating the licensed technology. The Company believed that such royalties would continue to be out of proportion to the revenue it could expect to achieve under the agreement. For this reason, in June 2001, Agilent and the Company mutually agreed to terminate the agreement. As a result, the Company paid Agilent the minimum royalty fees of $18.0 million for the first and second contract years and received a fully paid, non-exclusive, worldwide perpetual license to use Agilent's fibre channel host bus adapter and software driver technology. In addition, Agilent will continue to supply the Company with the Tachyon chips used in the Company's fibre channel products. Of the $18.0 million royalty fees, $16.4 million had previously been accrued as of March 31, 2001. The remaining $1.6 million royalty fees were expensed and included as "Cost of revenues" in the Consolidated Statement of Operations for fiscal 2002.

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

Note 20. Income Taxes

        The components of income (loss) from continuing operations before provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
Income Before Taxes:
Domestic	$(34,306)	$(208,681)	$65,072
Foreign	16,612	19,521	49,722

	$(17,694)	$(189,160)	$114,794

        The split of domestic and foreign income (loss) was primarily impacted by asset impairment charges, amortization of goodwill and other intangible assets, the write-off of in-process technology, deferred compensation, restructuring and other charges. These items reduced domestic income by $40.8 million, $196.5 million and $64.8 million in fiscal 2003, 2002 and 2001, respectively, and reduced foreign income by $4.5 million, $32.2 million and $35.9 million in fiscal 2003, 2002 and 2001, respectively.

        The components of the provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
Federal:
Current	$(4,234)	$(39,760)	$72,062
Deferred	(4,151)	39,893	(13,995)

	(8,385)	133	58,067

Foreign:
Current	1,776	3,127	14,020
Deferred	1,879	753	2,931

	3,655	3,880	16,951

State:
Current	3,234	2,226	3,294
Deferred	(772)	1,274	(6,075)

	2,462	3,500	(2,781)

Provision for (benefit from) income taxes	$(2,268)	$7,513	$72,237

        The tax benefit associated with dispositions from employees' stock plans reduced taxes currently payable by $1.1 million, $5.0 million and $55.4 million in fiscal 2003, 2002 and 2001, respectively. These tax benefits were recorded directly to stockholders' equity.

        Significant components of the Company's deferred tax assets and liabilities at March 31, 2003 and 2002 were as follows:

	March 31,
	2003	2002
	(in thousands)
Intangible technology	$31,505	$31,093
Compensatory accruals	6,781	9,370
Research and development tax credits	5,912	5,912
Fixed assets accrual	3,306	3,931
Other expense accruals	2,111	2,161
Inventory reserves	2,054	1,379
Excess of capital losses over capital gains	1,419	—
Intercompany profit adjustment	1,331	1,239
Restructuring charges	1,173	—
Uniform capitalization adjustment	859	868
Accrued returned materials	835	1,056
State taxes	457	362
Allowance for doubtful accounts	253	277
Royalty accruals	221	1,431
Currency translation losses	69	461
Contributions	—	484
Other, net	353	352

Gross deferred tax assets	58,639	60,376
Less: Deferred tax liabilities
Unrealized gain on investments	(2,596)	(1,828)
Acquisition-related charge	(4,470)	(6,641)

Gross deferred tax liabilities	(7,066)	(8,469)
Valuation allowance	(21,626)	(25,004)

Net deferred tax assets	$29,947	$26,903

        The Company's effective tax rate differed from the federal statutory tax rate for all periods presented were as follows:

	Years Ended March 31,
	2003	2002	2001
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	9.0%	1.5%	(0.7)%
Foreign subsidiary income at other than the U.S tax rate	(16.6)%	4.0%	6.9%
Change in valuation allowance	(19.1)%	13.2%	—
Acquisition write-offs	75.0%	20.6%	19.3%
Restructuring charges	—	1.6%	2.9%
Research & development credits	(31.6)%	(3.1)%	(2.0)%
Other	5.5%	1.2%	1.5%

Effective income tax rate	(12.8)%	4.0%	62.9%

        The Company's subsidiary in Singapore is currently operating under a tax holiday. If certain conditions are met, the tax holiday provides that profits derived from certain products will be exempt from Singapore tax through fiscal 2004. As of March 31, 2003, the Company had not accrued income taxes on $655.4 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings are expected to be reinvested indefinitely.

        The Company's tax related liabilities were $72.7 million, $62.8 million and $95.6 million at March 31, 2003, 2002 and 2001, respectively. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Japan, Germany and United Kingdom. The amount of the liability was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

Note 21. Commitments and Contingencies

        The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2026. As of March 31, 2003, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

Fiscal Year:	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
2004	$7,977	$4,145
2005	6,849	3,679
2006	5,333	2,465
2007	4,802	1,523
2008	3,867	697
2009 and thereafter	2,390	—

Total	$31,218	$12,509

        Net rent expense was approximately $3.1 million, $3.0 million and $3.1 million during fiscal 2003, 2002 and 2001, respectively.

        In October 2002, the Company licensed software specific to developing and designing ASICs for an aggregate license fee of $6.1 million that will be paid in five quarterly installments of $1.2 million beginning in the third quarter of fiscal 2003. This fee will be amortized over the three-year term of the license agreement. The Company also committed to pay a three-year maintenance fee of $2.7 million on the software licenses.

        The Company invests in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. To date, the carrying value of such investments aggregates $3.0 million. The Company has also committed to provide additional funding of up to $1.2 million.

        In December 1999, the Company purchased DPT. As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount"), from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. The holdback amount was included in "Accrued liabilities" in the Consolidated Balance Sheets at March 31, 2003 and 2002 (Note 5). Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection of its claim. Under the terms of the purchase agreement, the Company's claim was submitted to arbitration. Thereafter, the Company also initiated arbitration proceedings against Steven Goldman, the principal shareholder and former president of DPT alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. The arbitration hearing was conducted during December 2002. In April 2003, the arbitrator issued a partial decision in the Company's favor for $50.0 million, including the remaining balance of the Holdback Amount, related to the Company's claim of negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed, that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million in May 2003. The Company will record a gain of approximately $49.3 million in the first quarter of fiscal 2004.

        On June 27, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax returns for fiscal 1994 through 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the United States Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. The outcome did not have a material effect on the Company's financial position or results of operations, as sufficient tax provision had been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on it's financial position or results of operations, as it believes that it has meritorious defense against the asserted deficiencies and any proposed adjustments and has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

        In addition, the IRS is currently auditing the Company's Federal income tax returns for fiscal 1998 through fiscal 2001. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

        The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

Note 22. Guarantees

Intellectual property indemnification obligations

        The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to certain products are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from our estimates, revisions to the estimated warranty obligations would be required, however, the Company made no adjustments to pre-existing warranty accruals for fiscal 2003. A reconciliation of the changes to the Company's warranty accrual for fiscal 2003 is as follows:

March 31, 2003
(in thousands)
Balance at March 31, 2002	$1,516
Warranties provided	4,059
Actual costs incurred	(4,232)

Balance at March 31, 2003	$1,343

Note 23. Segment, Geographic and Significant Customer Information

Segment Information

        The Company operates in three reportable segments: SSG, DSG and SNG.

        SSG provides interface products that enable the movement, storage and protection of data across a range of server platforms, direct attached storage devices, SANs, NAS devices and storage subsystems. These products bring Host I/O, technology, including SCSI and RAID solutions to storage applications. SSG is also investing in Serial ATA and Serial Attached SCSI technologies.

        DSG provides high-performance I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs sold to consumers and small and midsize businesses.

        SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. SNG's products incorporate iSCSI, TOE functionality, fibre channel and multi-port ethernet technologies. SNG has recently announced the availability of its iSCSI HBAs through its distribution channel partners and continues to work with major OEM customers on testing and integration of iSCSI and TOE products.

        Unallocated corporate expenses include patent settlement fee, write-off of acquired in-process technology, restructuring charges, other charges, interest and other income and interest expense.

        Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment income (loss) represents income (loss) before interest and taxes.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Fiscal 2003:
Net revenues	$343,869	$54,081	$10,163	$—	$408,113
Segment income (loss)	50,372	(6,313)	(61,547)	(206)	(17,694)
Fiscal 2002:
Net revenues	$341,876	$64,160	$12,713	$—	$418,749
Segment income (loss)	(74,930)	4,047	(70,972)	(47,305)	(189,160)
Fiscal 2001:
Net revenues	$458,374	$88,848	$31,090	$—	$578,312
Segment income (loss)	21,171	14,131	(55,805)	135,297	114,794

        The following table presents the details of other income and expenses for fiscal years 2003, 2002 and 2001:

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
Unallocated corporate expenses, net	$(2,141)	$2,974	$(2,030)
Patent settlement fee	—	—	3,626
Write-off of acquired in-process technology	—	(53,370)	—
Restructuring charges	(14,289)	(9,965)	(9,904)
Other charges	(528)	(8,600)	—
Interest and other income	33,174	35,043	155,457
Interest expense	(16,422)	(13,387)	(11,852)

Total	$(206)	$(47,305)	$135,297

Geographic Information

        The following table presents net revenues by countries based on the location of the selling entities:

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
United States	$186,210	$194,008	$286,108
Singapore	221,847	224,705	291,994
Other countries	56	36	210

Total	$408,113	$418,749	$578,312

        The following table presents net property and equipment by countries based on the location of the assets:

	March 31,
	2003	2002
	(in thousands)
United States	$62,462	$74,209
Singapore	15,542	19,379
Other countries	1,312	1,245

Total	$79,316	$94,833

Significant Customer Information

        One customer accounted for 12% of gross accounts receivable at March 31, 2003 and one customer accounted for 17% of gross accounts receivable at March 31, 2002. In fiscal 2003, four customers accounted for 14%, 13%, 11% and 10% of total net revenues. In fiscal 2002, two customers accounted for 15% and 11% of total net revenues. In fiscal 2001, one customer accounted for 13% of total net revenues.

Note 24. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2003	2002	2001
	(in thousands)
Interest paid	$17,478	$12,377	$11,257
Income taxes paid	1,424	6,214	45,268
Income tax refund received	354	17,514	48
Non-cash investing and financial activities:
Deferred stock-based compensation	—	28,376	—
Adjustment for deferred stock-based compensation	(2,417)	(412)	—
Common stock issued for acquisitions	—	68,891	—
Unrealized gain (loss) on available-for-sale securities	1,151	(1,472)	(47,585)
Software licenses financed (Note 21)	6,057	—	—

Note 25. Subsequent Events

        In June 2003, the Company acquired all ICP vortex Computersysteme GmbH ("ICP vortex"), for approximately $15 million in cash. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and Fibre Channel products. ICP vortex is being integrated into the Company's SSG segment. The acquisition will be accounted for as a purchase in fiscal 2004 in accordance with SFAS No. 141.

        In April 2003, the Company acquired Eurologic Systems Group Limited ("Eurologic"), a provider of external and networked storage solutions, for approximately $27 million in cash plus the fair value of assumed stock options to purchase 0.5 million shares of our common stock. The Company acquired Eurologic to further enhance the Company's direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. Eurologic became part of the Company's SSG segment. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141.

Note 26. Comparative Quarterly Financial Data (unaudited)

        The following table summarized the Company's quarterly financial data:

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2003:
Net revenues	$107,846	$85,709	$108,964	$105,594	$408,113
Gross profit	60,562	46,190	48,035	50,308	205,095
Net income (loss)	2,554	(10,820)	(3,455)	(3,705)	(15,426)
Net income (loss) per share:
Basic:
Continuing operations	$0.02	$(0.10)	$(0.03)	$(0.03)	$(0.14)
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$0.02	$(0.10)	$(0.03)	$(0.03)	$(0.14)
Diluted:
Continuing operations	$0.02	$(0.10)	$(0.03)	$(0.03)	$(0.14)
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$0.02	$(0.10)	$(0.03)	$(0.03)	$(0.14)
Shares used in computing net income (loss) per share:
Basic	105,979	106,550	107,059	107,498	106,772
Diluted	108,175	106,550	107,059	107,498	106,772
Fiscal 2002:
Net revenues	$110,183	$95,305	$105,181	$108,080	$418,749
Gross profit	51,931	46,474	57,380	59,934	215,719
Net loss from continuing operations	(18,503)	(62,863)	(34,133)	(81,174)	(196,673)
Net income from discontinued operations	495	—	—	—	495
Net loss	(18,008)	(62,863)	(34,133)	(81,174)	(196,178)
Net income (loss) per share:
Basic:
Continuing operations	$(0.19)	$(0.62)	$(0.33)	$(0.77)	$(1.92)
Discontinued operations	$0.00	$—	$—	$—	$0.00
Net loss	$(0.18)	$(0.62)	$(0.33)	$(0.77)	$(1.91)
Diluted:
Continuing operations	$(0.19)	$(0.62)	$(0.33)	$(0.77)	$(1.92)
Discontinued operations	$0.00	$—	$—	$—	$0.00
Net loss	$(0.18)	$(0.62)	$(0.33)	$(0.77)	$(1.91)
Shares used in computing net loss per share:
Basic	99,090	100,895	104,768	105,540	102,573
Diluted	99,090	100,895	104,768	105,540	102,573

Note 27. Glossary

        The following is a list of acronyms that are contained within the Notes to Consolidated Financial Statements ("Notes"). They are listed in alphabetical order.

  •
  APB: Accounting Principles Board

  •
  ARB: Accounting Research Bulletin

  •
  ASIC: Application Specific Integrated Circuit

  •
  ASPI: Advanced SCSI Programming Interface

  •
  ATA: Advanced Technology Attachment

  •
  BIOS: Basic Input/Output System

  •
  CD: Compact Discs

  •
  CD-ROM: CD-Read Only Memory

  •
  CD-RW: CD-Read Write

  •
  DSG: Desktop Solutions Group

  •
  DVD: Digital Versatile Discs

  •
  DVD-ROM: DVD-Read Only Memory

  •
  EITF: Emerging Issues Task Force

  •
  ESPP: Employee Stock Purchase Plan

  •
  FASB: Financial Accounting Standards Board

  •
  FC/IP: Fibre Channel to Internet Protocol

  •
  FIN: FASB Interpretation Number

  •
  HBA: Host Bus Adapters

  •
  I/O: Input/Output

  •
  IP: Internet Protocol

  •
  IRS: Internal Revenue Service

  •
  iSCSI: Internet Protocol SCSI

  •
  IT: Information Technology

  •
  LAN: Local Area Network

  •
  MPEG: Moving Picture Experts Group

  •
  NAS: Network Attached Storage

  •
  NIC: Network Interface Card

  •
  OEM: Original Equipment Manufacturer

  •
  PC: Personal Computer

  •
  PCI: Peripheral Component Interconnect

  •
  RAID: Redundant Array of Independent Disks

  •
  ROMB: RAID on Mother Board

  •
  SAN: Storage Area Networks

  •
  SCSI: Small Computer System Interface

  •
  SEC: Securities Exchange Commission

  •
  Serial ATA: Serial Advanced Technology Attachment

  •
  SFAS: Statement of Financial Accounting Standards

  •
  SNG: Storage Networking Group

  •
  SOP: Statement of Position

  •
  SSG: Storage Solutions Group

  •
  TCP/IP: Transmission Control Protocol/Internet Protocol

  •
  TOE: TCP/IP Offload Engine

  •
  TSA: Tax Sharing Agreement

  •
  Ultra DMA: Ultra Direct Memory Access

  •
  USB: Universal Serial Bus

  •
  VAR: Value Added Reseller

  •
  VHS: Video Home System

        The following is a list of accounting rules and regulations referred to within the Notes. They are listed in alphabetical order.

  •
  APB Opinion No. 25—Accounting for Stock Issued to Employees

  •
  APB Opinion No. 30—Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions

  •
  ARB No. 51—Consolidated Financial Statements

  •
  EITF No. 96-18—Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services

  •
  EITF No. 99-12—Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination

  •
  EITF No. 00-21—Accounting for Revenue Arrangements with Multiple Deliverables

  •
  EITF No. 01-09—Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)

  •
  FIN 44—Accounting for Certain Transactions Involving Stock Compensation

  •
  FIN 46—Consolidation of Variable Interest Entities—an interpretation of ARB No. 51

  •
  SFAS No. 48—Revenue Recognition When Right of Return Exists

  •
  SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities

  •
  SFAS No. 121—Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

  •
  SFAS No. 123—Accounting for Stock-Based Compensation

  •
  SFAS No. 130—Reporting Comprehensive Income

  •
  SFAS No. 141—Business Combinations

  •
  SFAS No. 142—Goodwill and Other Intangible Assets

  •
  SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets

  •
  SFAS No. 145—Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

  •
  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

  •
  SOP No. 97-2—Software Revenue Recognition

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
of Adaptec, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 51 present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 6 of the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
April 25, 2003, except regarding the written settlement and mutual release agreement in Note 21, as to which the date is May 21, 2003, the June 2003 extinguishment of debt in Note 8, as to which the date is June 9, 2003, and the ICP vortex acquisition in Note 25, as to which the date is June 11, 2003

INDEX TO EXHIBITS

Exhibit Number		Description	Notes
2.01		Agreement and Plan of Reorganization, dated as of December 3, 1999, by and among the Registrant, Adaptec Mfg. (s) Pte. Ltd., Adaptec Acquisition Corp., Distributed Processing Technology Corp., and Stephen H. Goldman.	13
2.02		First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	15
2.03		General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.04		Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.05		Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.06		Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	15
2.07		Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.08		Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.09		Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.10		Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.11		International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	15
2.12		Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	15
2.13		Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	16
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02		Bylaws of Registrant, as amended on February 7, 2002.	18
4.01		Indenture dated as of February 3, 1997 between Registrant and State Street Bank and Trust Company.	10
4.02		First Supplemental Indenture dated as of March 12, 1998 between Registrant and State Street Bank and Trust Company.	5
4.03		Third Amended and Restated Rights Agreement dated February 1, 2001 between Registrant and Mellon Investor Services LLC, as Rights Agent.	22
4.04		Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	19
4.05		Form of 3% Convertible Subordinated Note.	19
4.06		Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	19
4.07		Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	19
4.08		Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	18
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Registrant's 1986 Employee Stock Purchase Plan.	3
10.03	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12

10.04	†	1990 Stock Plan, as amended.	14
10.05	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.06	†	1999 Stock Plan.	14
10.07	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.08	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.09	†	2000 Director Option Plan and Form of Agreement.	11
10.10		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.11	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.13	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.15	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.16	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.17	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.18		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.19		Development and Marketing Agreement by and between the Registrant, Adaptec CI, Ltd. and Agilent Technologies, Inc. dated January 17, 2000.	7
10.20		License Agreement between International Business Machines Corporation and the Registrant.	7
10.21		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	20
10.22		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	20
10.23	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	21
21.01		Subsidiaries of Registrant.
23.01		Consent of Independent Auditors, PricewaterhouseCoopers LLP.
24.01		Power of Attorney (see signature page).
99.01	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(10)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 1997.

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

(23)
Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

(24)
Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed January 24, 2003.

(25)
Incorporated by reference to Exhibit 4.1 Amendment No. 5 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 20, 2001.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

**
These certifications accompany the Registrant's Annual Report on Form 10-K. These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

QuickLinks

Table of Contents
FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business
RECENT TRANSACTIONS
Risk Factors
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
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ADAPTEC, INC. CONSOLIDATED BALANCE SHEETS
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ADAPTEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
INDEX TO EXHIBITS