Form 10-Q
period 2003-06-30
ADAPTEC INC
filed 2003-08-11
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒    No ☐

        The number of shares outstanding of Adaptec's common stock as of August 1, 2003 was 108,156,242.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands, except per share amounts)
Net revenues	$107,293	$107,846
Cost of revenues	61,431	47,284

Gross profit	45,862	60,562

Operating expenses:
Research and development	25,957	31,216
Selling, marketing and administrative	20,353	24,053
Amortization of acquisition-related intangible assets	4,824	3,744
Write-off of acquired in-process technology	3,649	—
Restructuring charges	348	—

Total operating expenses	55,131	59,013

Income (loss) from operations	(9,269)	1,549
Interest and other income	56,059	8,835
Interest expense	(3,198)	(5,174)

Income from operations before provision for income taxes	43,592	5,210
Provision for income taxes	2,790	2,656

Net income	$40,802	$2,554

Net income per share:
Basic	$0.38	$0.02
Diluted	$0.33	$0.02
Shares used in computing net income per share:
Basic	107,956	105,979
Diluted	127,901	108,175

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2003	March 31, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$85,579	$149,373
Marketable securities	578,031	592,929
Restricted marketable securities	7,482	7,429
Accounts receivable, net	59,376	50,137
Inventories	30,757	23,496
Deferred income taxes	30,804	29,947
Prepaid expenses and other current assets	37,328	39,615

Total current assets	829,357	892,926
Property and equipment, net	78,921	79,316
Restricted marketable securities, less current portion	7,387	7,360
Goodwill	63,678	53,854
Other intangible assets, net	53,655	47,395
Other long-term assets	17,680	22,128

Total assets	$1,050,678	$1,102,979

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,648	$29,136
Accrued liabilities	116,442	136,025
4 3/4% Convertible Subordinated Notes	—	82,445

Total current liabilities	149,090	247,606
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	6,102	2,596
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	108	108
Additional paid-in capital	179,857	178,580
Deferred stock-based compensation	(6,287)	(8,114)
Accumulated other comprehensive income, net of taxes	2,593	3,790
Retained earnings	469,215	428,413

Total stockholders' equity	645,486	602,777

Total liabilities and stockholders' equity	$1,050,678	$1,102,979

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Cash Flows From Operating Activities:
Net income	$40,802	$2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of acquired in-process technology	3,649	—
Stock-based compensation	1,271	2,825
Loss (gain) on extinguishment of debt	790	(1,100)
Non-cash portion of DPT settlement gain	(18,256)	—
Depreciation and amortization	12,665	11,204
Deferred income taxes	(2,435)	1,991
Other items	89	(175)
Changes in assets and liabilities	(408)	389

Net Cash Provided by Operating Activities	$38,167	$17,688

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(29,945)	—
Purchases of property and equipment	(1,017)	(2,872)
Purchases of marketable securities	(244,663)	(225,323)
Sales of marketable securities	237,983	91,317
Maturities of marketable securities	19,700	18,000

Net Cash Used for Investing Activities	(17,942)	(118,878)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	251	1,574
Installment payment on acquisition of software licenses	(1,211)	—
Repurchases and redemption of long-term debt	(83,010)	(45,939)

Net Cash Used for Financing Activities	(83,970)	(44,365)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	(49)	165

Net Decrease in Cash and Cash Equivalents	(63,794)	(145,390)
Cash and Cash Equivalents at Beginning of Period	149,373	331,324

Cash and Cash Equivalents at End of Period	$85,579	$185,934

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2003 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003, which was filed with the SEC on June 26, 2003. The first quarters of fiscal 2004 and fiscal 2003 ended June 27, 2003 and June 28, 2002, respectively. For presentation purposes, the accompanying Financial Statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first quarter of fiscal 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q are listed in alphabetical order in Note 18.

2. Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This statement is effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently effect the Company's financial position or results of operations.

        In November 2002, a consensus was reached on EITF No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position and results of operations.

3. Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44 and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's ESPP, collectively called "options" for all periods presented:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands, except per share amounts)
Net income, as reported	$40,802	$2,554
Add: Deferred stock-based compensation expense included in reported net income, net of tax	1,124	1,279
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(6,891)	(9,588)

Pro forma net loss	$35,035	$(5,755)

Basic net income per share:
As reported	$0.38	$0.02
Pro forma	$0.32	$(0.05)
Diluted net income (loss) per share:
As reported	$0.33	$0.02
Pro forma	$0.29	$(0.05)

        SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of options.

        The fair value of options granted in the first quarter of fiscal 2004 and 2003, as reported was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employees' Stock Option Plans
	Three-Month Period Ended
	June 30, 2003	June 30, 2002
Expected life (in years)	3	4
Risk-free interest rate	1.7%	2.4%
Volatility	66%	76%
Dividend yield	—	—

4. Business Acquisitions

        During the first quarter of fiscal 2004, the Company purchased Eurologic Systems Group Limited ("Eurologic") and ICP vortex Computersysteme GmbH ("ICP vortex"). The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of the respective effective date of the acquisitions through the end of the period. There were no significant differences between the accounting policies of the Company and Eurologic and ICP vortex.

        Eurologic:    On April 2, 2003, the Company completed the acquisition of Eurologic, a provider of external and networked storage solutions. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash (subject to the holdback as described below) and assumed stock options to purchase 0.5 million shares of the Company's common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57%-81%; a risk-free interest rate ranging from 1.1%-2.5%; and an estimated life ranging from 0.08-4 years. Eurologic is being integrated into the Company's SSG segment.

        Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003 and will be paid out to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        Earn-out Payments:    The Company also committed to the stockholders of Eurologic contingent consideration, also referred to as earn-out payments, up to a maximum of $10.0 million. The earn-out payments become payable when certain revenue levels are achieved subsequent to Eurologic's acquisition by the Company. The earn-out payments will be recorded as purchase price adjustments in the period in which the attainment of the milestones become probable and the contingent consideration becomes determinable.

        The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management's estimates of fair value. The allocation of the purchase price may be subject to change based on the final appraisal and estimate of fair value.

Cash	$3,335
Accounts receivable	10,424
Inventory	4,066
Other current assets	1,793
Property and equipment	2,861

Total assets acquired	22,479
Accounts payable	(7,292)
Current liabilities	(7,908)

Total liabilities assumed	(15,200)

Net tangible assets acquired	$7,279

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$7,279
Acquired in-process technology	3,649
Goodwill	9,414
Other intangible assets:
Core technology	5,046
Covenants-not-to-compete	148
Customer relationships	880
Trade name	1,476
Current backlog	395

7,945

Net assets acquired	$28,287

        The other intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The core technology and customer relationships are being amortized over an estimated useful life of four years, the trade name and covenants-not-to-compete are being amortized over two years and the current backlog was fully amortized in the first quarter of fiscal 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of Eurologic, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

        In-process Technology:    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. Approximately $3.6 million was written off in the first quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. The Company acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increased performance while reducing the storage controller form factor. The value was determined by estimating the net cash flows from the products once commercially viable and discounting the estimated net cash flows to their present value.

        Net Cash Flows.    The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuation as described below were reasonable at the time of the acquisition.

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2008, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and those of its competitors.

        Gross Margins.    Projected gross margins were based on Eurologic's historical margins, which were in line with industry averages.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Eurologic included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Eurologic's overall business model, an assessment of specific product results including both historical and expected direct expense levels and general industry metrics was conducted.

        Research and Development Expenses.    Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 5.0% of net revenues for the in-process technologies throughout the estimation period.

        Selling, Marketing and Administrative Expenses.    Estimated selling, marketing and administrative expenses were consistent with the general industry cost structure in the first year net revenues were generated and increased in later years.

        Effective Tax Rate.    The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry average for the United States Federal and state statutory income tax rates.

        Royalty Rate.    The Company applied a royalty charge of approximately 2% of the estimated net revenues for each in-process project to attribute value for dependency on existing technology.

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows was approximately 27% for each of the projects.

        Percentage of Completion.    The percentage of completion was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 60% complete. The Company expects the remaining costs to bring the planned in-process projects to completion to be approximately $2 million. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive market, could adversely impact the Company's future sales, results of operations and growth. Additionally, the value of the intangible assets acquired may become impaired.

        The Company is in the process of finalizing its plans to integrate the Eurologic operations. Such activities may include the transfer of certain manufacturing operations to Singapore, exiting certain duplicative facilities and the involuntary termination or relocation of certain employees. The Company's plans in this regard will be finalized in the third quarter of 2004. The acquisition-related restructuring liabilities will be accounted for under EITF No. 95-3 and therefore included in the purchase price allocation of the cost to acquire Eurologic. The Company has accrued a preliminary estimate of $3.1 million for these activities. Any changes to the estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. The Company utilized accrued severance charges of $0.3 million during the first quarter of fiscal 2004.

        Pro forma financials have not been presented for the first quarter of fiscal 2004 as the results of Eurologic have been included in our financial statements from April 2, 2003. Pro forma financial results for the first quarter of fiscal 2003, as if the Company had acquired Eurologic at the beginning of the period, after applying certain adjustments, including amortization of acquired other intangible assets, would have been as follows:

Three-Month Period Ended
June 30, 2002
(in thousands, except per share amounts)
Net revenues	$120,602
Net income (loss)	(2,594)
Net income (loss) per share:
Basic	$(0.02)
Diluted	$(0.02)

        ICP Vortex:    On June 5, 2003, the Company completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and Fibre Channel products. The Company paid $14.3 million in cash to acquire ICP vortex. The Company also incurred $0.3 million in transaction fees, including legal, valuation and accounting fees. ICP vortex is being integrated into the Company's SSG segment.

        The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management's estimate of fair value. The allocation of the purchase price may be subject to change based on the final appraisal and estimate of fair value.

Cash	$2,775
Accounts receivable	2,539
Inventory	2,113
Other current assets	2,167
Property and equipment	1,458

Total assets acquired	11,052
Accounts payable	(362)
Current liabilities	(1,074)
Long-term liabilities	(393)

Total liabilities assumed	(1,829)

Net tangible assets acquired	$9,223

        The allocation of the purchase price, to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$9,223
Goodwill	410
Other intangible assets:
Core technology	3,630
Customer relationships	410
Trade name	830
Royalties	60

4,930

Net assets acquired	$14,563

        The other intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The core technology and trade name are being amortized over an estimated useful life of three years, the customer relationships are being amortized over four years and the royalties are being amortized through the end of the third quarter of 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of ICP vortex, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

        Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company on an individual basis.

        Platys:    In connection with our acquisition of Platys Communications, Inc. ("Platys") in the second quarter of fiscal 2002, approximately $53.4 million of the purchase price was allocated to acquired in-process technology and written off in fiscal 2002 because technological feasibility had not been established and no alternative future uses existed. The Company acquired certain ASIC-based

iSCSI technology for IP storage solutions. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value.

        The Company completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the end of fiscal 2004. The Company believes market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. The Company expects the remaining costs to bring the planned in-process projects to completion to be approximately $7 million. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technological feasibility, rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive market, could adversely impact the Company's future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

5. Balance Sheets Details

  Inventories:

	June 30, 2003	March 31, 2003
	(in thousands)
Raw materials	$10,732	$6,034
Work-in-process	5,282	5,458
Finished goods	14,743	12,004

Total	$30,757	$23,496

  Accrued Liabilities:

	June 30, 2003	March 31, 2003
	(in thousands)
Tax related	$70,856	$72,687
Acquisition related	7,557	25,744
Accrued compensation and related taxes	17,367	21,991
Other	20,662	15,603

Total	$116,442	$136,025

6. Goodwill and Other Intangible Assets

  Goodwill:

	June 30, 2003	March 31, 2003
	(in thousands)
Segments:
SSG	$18,011	$8,187
SNG	45,667	45,667

Total	$63,678	$53,854

        In the first quarter of fiscal 2004, goodwill of $9.8 million was recognized as a result of the Eurologic and ICP vortex acquisitions (Note 3) and included in the Company's SSG segment.

  Other Intangible Assets:

	June 30, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$62,330	$(41,267)	$53,654	$(37,514)
Covenants-not-to-compete	4,818	(2,872)	4,670	(2,464)
Customer relationships	1,290	(66)	—	—
Trade name	2,306	(202)	—	—
Backlog and royalties	455	(404)	—	—

Subtotal	71,199	(44,811)	58,324	(39,978)
Intellectual property assets	43,892	(16,625)	43,892	(14,843)

Total	$115,091	$(61,436)	$102,216	$(54,821)

        In the first quarter of fiscal 2004, the Company acquired other intangible assets in association with the Eurologic and ICP vortex acquisitions (Note 3). Amortization expense of other intangible assets was $6.6 million and $4.0 million for the first quarter of fiscal 2004 and 2003, respectively.

        The annual amortization expense of the other intangible assets that existed as of June 30, 2003, is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2004 (remaining nine months)	$11,593	$5,345
2005	8,290	7,005
2006	4,637	6,670
2007	1,854	6,316
2008	14	1,931

Total	$26,388	$27,267

7. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit has a term, as amended, through August 2003 and bears interest at a "Prime Rate" in effect or at a "Fixed Term Rate" as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the London Interbank Offered Rate. In addition, the Company is charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company is required to maintain certain financial ratios, among other restrictive covenants. As of June 30, 2003, the Company was in compliance with all such covenants. No borrowings were outstanding under the line of credit during the first quarter of fiscal 2004. The Company did not renew the line of credit upon its expiration in August 2003.

8. 4 3/4% Convertible Subordinated Notes

        In the first quarter of fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Convertible Subordinated Notes for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). In the first quarter of fiscal 2003, the Company repurchased 4 3/4% Convertible Subordinated Notes with a book value of $47.4 million for an aggregate price of $45.9 million, resulting in a gain on extinguishment of debt of $1.1 million (net of unamortized debt issuance costs of $0.4 million). The gain (loss) on extinguishment of debt has been included in "Interest and other income" in the Company's Unaudited Condensed Consolidated Statement of Operations (Note 10).

9. Guarantees

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

  Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company'sestimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in the first quarter of fiscal 2004. A reconciliation of the changes to the Company's warranty accrual for the first quarter of fiscal 2004 and 2003 was as follows:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Balance at beginning of period	$1,343	$1,516
Warranties assumed	120	—
Warranties provided	890	1,073
Actual costs incurred	(924)	(964)

Balance at end of period	$1,429	$1,625

10. Interest and Other Income

        The components of interest and other income for the first quarter of fiscal 2004 and 2003, were as follows:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Interest income	$6,574	$8,092
Gain on settlement with former president of DPT	49,256	—
Gain (loss) on extinguishment of debt	(790)	1,100
Foreign currency transaction gains (losses)	695	(357)
Gain on investments	324	—

Total	$56,059	$8,835

11. Restructuring Charges

        During the first quarter of fiscal 2004, the Company recorded $0.4 million in restructuring charges, consisting of a net adjustment of $0.1 million to the second quarter of fiscal 2003 restructuring provision and an adjustment of $0.3 million to the first quarter of fiscal 2002 restructuring provision.

        The adjustment to the second quarter of fiscal 2003 restructuring provision includes an additional accrual for lease costs offset by a reduction to severance and benefits, as actual costs were lower than originally anticipated. The adjustment to the first quarter of fiscal 2002 restructuring provision consists of additional lease costs. The additional lease costs pertain to a sublease arrangement entered in the first quarter of fiscal 2004 with a third party where the sublease payments through the end of the lease term are insufficient to cover the Company's obligations on the facility by approximately $0.4 million.

        The Company also implemented restructuring plans in fiscal 2003, 2002, and 2001. For a complete discussion of all restructuring actions implemented in fiscal 2003, 2002 and 2001, please refer to the notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

        The activity in the accrued restructuring reserves related to all of the plans was as follows for the first quarter of fiscal 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Fourth Quarter of Fiscal 2003 Restructuring Plan:
Reserve balance at March 31, 2003	$3,026	$—	$3,026
Cash paid	(2,597)	—	(2,597)

Reserve balance at June 30, 2003	$429	$—	$429

Second Quarter of Fiscal 2003 Restructuring Plan:
Reserve balance at March 31, 2003	$187	$252	$439
Provision adjustment	(50)	99	49
Cash paid	(94)	(109)	(203)

Reserve balance at June 30, 2003	$43	$242	$285

Fourth Quarter of Fiscal 2002 Restructuring Plan:
Reserve balance at March 31, 2003	$38	$727	$765
Cash paid	—	(25)	(25)

Reserve balance at June 30, 2003	$38	$702	$740

First Quarter of Fiscal 2002 Restructuring Plan:
Reserve balance at March 31, 2003	$—	$164	$164
Provision adjustment	—	299	299
Cash paid	—	(67)	(67)

Reserve balance at June 30, 2003	$—	$396	$396

Fiscal 2001 Restructuring Plan:
Reserve balance at March 31, 2003	$—	$862	$862
Cash paid	—	(71)	(71)

Reserve balance at June 30, 2003	$—	$791	$791

Total of All Restructuring Plans:
Reserve balance at March 31, 2003	$3,251	$2005	$5,256
Provision adjustment	(50)	398	348
Cash paid	(2,691)	(272)	(2,963)

Reserve balance at June 30, 2003	$510	$2,131	$2,641

        The Company anticipates that the remaining restructuring reserve balance of $2.6 million will be substantially paid out by the first quarter of fiscal 2009. The longer term payments relate to lease obligations and are reflected in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheet, with the remaining restructuring reserve balance included in "Accrued liabilities".

12. Commitments and Contingencies

        In December 1999, the Company purchased Distributed Processing Technology Corporation ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount"), from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. The holdback amount was included in "Accrued liabilities" in the Consolidated Balance Sheets at March 31, 2003. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection of its claim. Under the terms of the purchase agreement, the Company's claim was submitted to arbitration. Thereafter, the Company also initiated arbitration proceedings against Steven Goldman, the principal shareholder and former president of DPT alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. The arbitration hearing was conducted during December 2002. In April 2003, the arbitrator issued a partial decision in the Company's favor for $50.0 million, including the remaining balance of the Holdback Amount, related to the Company's claim of negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million cash payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on its financial position or results of operations, as it believes that it has meritorious defense against the asserted deficiencies and any proposed adjustments and has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

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

13. Income Taxes

        Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. In the first quarter of fiscal 2004, the Company recorded an income tax provision of $2.8 million on a pretax income of $43.6 million. The tax rate for the first quarter of 2004 differed from the combined United States Federal and state statutory income tax rate of 40%, due to the tax treatment allowed for certain transactions that differ from financial statement reporting. For tax purposes, the gain on settlement with the former president of DPT of $49.3 million is treated as an adjustment to the tax basis of the DPT common stock acquired and does not result in taxable income. The tax rate benefit derived from the differing treatment of the DPT settlement was partially offset by the amortization of acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

14. Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased upon the exercise of stock options.

        A reconciliation of the numerator and denominator of the basic and diluted net income per share computations are as follows:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands, except per share amounts)
Numerators:
Net income	$40,802	$2,554
Adjustment for interest expense on 3% and 4 3/4% Convertible Subordinated Notes, net of taxes	1,862	—

Adjusted net income	$42,664	$2,554

Denominators:
Weighted average shares outstanding—basic	107,956	105,979
Effect of dilutive securities:
Employee stock options	1,969	2,196
3% Convertible Subordinated Notes	16,327	—
4 3/4% Convertible Subordinated Notes	1,649	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	127,901	108,175

Net income per share:
Basic	$0.38	$0.02
Diluted	$0.33	$0.02

        Certain instruments potentially convertible into common stock were excluded from the diluted computation for the first quarter of fiscal 2004 and 2003 because their exercise prices were greater than the average market price of the common shares and their inclusion would have been anti-dilutive. The items excluded for the first quarter of fiscal 2004 and 2003 were as follows:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Outstanding employee stock options	15,114	12,631
Warrants	1,310	1,310
4 3/4% Convertible Subordinated Notes	—	4,082
3% Convertible Subordinated Notes	—	16,327

15. Comprehensive Income

        The Company's comprehensive income consisted of net income and the changes in net unrealized gains (losses) on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes, as follows:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Net income	$40,802	$2,554
Net unrealized gains (losses) on marketable securities, net of taxes	(1,148)	656
Foreign currency translation adjustment, net of taxes	(49)	165

Comprehensive income	$39,605	$3,375

        The components of accumulated other comprehensive income, net of income taxes, were as follows:

	June 30, 2003	March 31, 2003
	(in thousands)
Unrealized gain on marketable securities, net of tax provision of $1,831 at June 30, 2003 and $2,596 at March 31, 2003	$2,746	$3,894
Foreign currency translation, net of tax benefit of $102 at June 30, 2003 and $69 at March 31, 2003	(153)	(104)

Total	$2,593	$3,790

16. Segment Reporting

        SSG provides interface products that enable the movement, storage and protection of data across a range of server platforms, direct attached storage devices, SANs, NAS devices, and external storage systems. These products bring Host I/O technology, including SCSI and RAID solutions to storage applications. SSG is also investing in Serial ATA and Serial Attached SCSI technologies.

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

        Unallocated corporate expenses includes restructuring charges, interest and certain other income and interest expense.

        Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track assets or depreciation by operating segments nor are the segments evaluated under these criteria.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Three-Month Period Ended June 30, 2003:
Net revenues	$93,820	$11,910	$1,563	$—	$107,293
Segment income (loss)	54,415	(1,763)	(12,462)	3,402	43,592
Three-Month Period Ended June 30, 2002:
Net revenues	$87,774	$16,344	$3,728	$—	$107,846
Segment income (loss)	17,223	547	(16,875)	4,315	5,210

        The following table presents the details of unallocated corporate income and expenses for the first quarter of fiscal 2004 and 2003:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Unallocated corporate expenses, net	$145	$654
Restructuring charges	(348)	—
Interest and other income	6,803	8,835
Interest expense	(3,198)	(5,174)

Total	$3,402	$4,315

17. Supplemental Disclosure of Cash Flows

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
	(in thousands)
Non-cash investing and financial activities:
Deferred stock-based compensation	1,582	—
Adjustment for deferred stock-based compensation	556	1,560
Unrealized gain (loss) on available-for-sale securities	(1,148)	656

18. Glossary

        The following is a list of acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  •
  ASIC: Application Specific Integrated Circuit

  •
  APB: Accounting Principles Board

  •
  ATA: Advanced Technology Attachment

  •
  DSG: Desktop Solutions Group

  •
  EITF: Emerging Issues Task Force

  •
  ESPP: Employee Stock Purchase Plan

  •
  FASB: Financial Accounting Standards Board

  •
  FIN: FASB Interpretation Number

  •
  HBA: Host Bus Adapters

  •
  I/O: Input/Output

  •
  IP: Internet Protocol

  •
  IRS: Internal Revenue Service

  •
  iSCSI: Internet Protocol SCSI

  •
  NAS: Network Attached Storage

  •
  NIC: Network Interface Card

  •
  OEM: Original Equipment Manufacturer

  •
  PC: Personal Computer

  •
  RAID: Redundant Array of Independent Disks

  •
  SAN: Storage Area Networks

  •
  SCSI: Small Computer System Interface

  •
  SEC: Securities Exchange Commission

  •
  Serial ATA: Serial Advanced Technology Attachment

  •
  SFAS: Statement of Financial Accounting Standards

  •
  SNG: Storage Networking Group

  •
  SSG: Storage Solutions Group

  •
  TOE: TCP/IP Offload Engine

  •
  USB: Universal Serial Bus

  •
  VAR: Value Added Reseller

        The following is a list of accounting rules and regulations referred to within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  •
  APB Opinion No. 25—Accounting for Stock Issued to Employees

  •
  EITF No. 95-3—Recognition of Liabilities in Connection with Purchase Business Combinations

  •
  EITF No. 00-21—Accounting for Revenue Arrangements with Multiple Deliverables

  •
  FIN 44—Accounting for Certain Transactions Involving Stock Compensation

  •
  SFAS No. 123—Accounting for Stock-Based Compensation

  •
  SFAS No. 141—Business Combinations

  •
  SFAS No. 142—Goodwill and Other Intangible Assets

  •
  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

  •
  SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

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

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2003.

        For your convenience, we have included, in Note 18 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Quarterly Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Acquisitions

        During the first quarter of fiscal 2004, we purchased Eurologic Systems Group Limited, or Eurologic, and ICP vortex Computersysteme GmbH, or ICP vortex. The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective date of the acquisitions through the end of the period. There were no significant differences between the accounting policies of the Company and Eurologic and ICP vortex.

        Eurologic:    On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to the holdback, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% - 81%; a risk-free interest rate ranging from 1.1% - 2.5%; and an estimated life ranging from 0.08 - 4 years. Eurologic is being integrated into our SSG segment.

        As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also referred to as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003 and will be paid out to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        We also committed to the stockholders of Eurologic contingent consideration, also referred to as earn-out payments, up to a maximum of $10.0 million. The earn-out payments become payable when certain revenue levels are achieved subsequent to Eurologic's acquisition by us. The earn-out payments will be recorded as purchase price adjustments in the period in which the attainment of the milestones become probable and the contingent consideration becomes determinable.

        Approximately $3.6 million of the purchase price was allocated to acquired in-process technology, which consisted of various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions, and was written off in the first quarter of fiscal 2004.

        We are also in the process of finalizing our plans to integrate the Eurologic operations. Such activities may include the transfer of certain manufacturing operations to Singapore, exiting certain duplicative facilities and the involuntary termination or relocation of certain employees. Our plans in this regard will be finalized in the third quarter of 2004. The acquisition-related restructuring liabilities will be accounted for under EITF No. 95-3 and therefore included in the purchase price allocation of the cost to acquire Eurologic. We have accrued a preliminary estimate of $3.1 million for these activities. Any changes to the estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. We utilized accrued severance charges of $0.3 million during the first quarter of fiscal 2004.

        ICP Vortex:    On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and Fibre Channel products. We paid $14.3 million in cash to acquire ICP vortex. We also incurred $0.3 million in transaction fees, including legal, valuation and accounting fees. ICP vortex is being integrated into the our SSG segment.

        Platys:    In connection with our acquisition of Platys in the second quarter of fiscal 2002, approximately $53.4 million of the purchase price was allocated to acquired in-process technology and written off in fiscal 2002. We acquired certain ASIC-based iSCSI technology for IP storage solutions. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the end of fiscal 2004. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. We expect the remaining costs to bring the planned in-process projects to completion to be approximately $7 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

Results of Operations

        The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended
	June 30, 2003	June 30, 2002
Net revenues	100%	100%
Cost of revenues	57	44

Gross margin	43	56

Operating expenses:
Research and development	24	29
Selling, marketing and administrative	19	22
Amortization of acquisition-related intangible assets	5	3
Write-off of acquired in-process technology	3	—
Restructuring charges	0	—

Total operating expenses	51	54

Income(loss) from operations	(8)	2
Interest and other income	52	8
Interest expense	(3)	(5)

Income from operations before provision for income taxes	41	5
Provision for income taxes	3	3

Net income	38%	2%

        Business Segments.    Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, and Storage Networking Group, or SNG. See "Item 1. Business" in Part I of our Annual Report on Form 10-K for the year ended March 31, 2003 and Note 16 to Notes to the Unaudited Condensed Consolidated Financial Statements included herein, for a detailed discussion of our reportable business segments.

        Net Revenues.    Net revenues for the first quarter of fiscal 2004 were $107.3 million, a decrease of 1% from net revenues of $107.8 million for the first quarter of fiscal 2003.

        Net revenues for the first quarter of fiscal 2004 consisted of $93.8 million from the SSG segment, an increase of 7% from the first quarter of fiscal 2003, $11.9 million from the DSG segment, a decrease of 27% from the first quarter of fiscal 2003, and $1.6 million from the SNG segment, a decrease of 58% from the first quarter of fiscal 2003.

        Our distributor-owned inventories increased by approximately 6% in the first quarter of fiscal 2004 from the fourth quarter of fiscal 2003 and decreased by approximately 24% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

        Net revenues from our SSG segment for the first quarter of fiscal 2004 increased from the corresponding period of fiscal 2003 due to our acquisition of Eurologic in April 2003 which resulted in increased sales of our external storage solutions and increased sales of our RAID products, due to sales of ServeRAID to International Business Machines, or IBM, which began in the second quarter of fiscal 2003. However, the increase in sales of these products was offset by a continued decline in sales volumes of our SCSI products. The decline in the volume of SCSI products sales was primarily attributable to a continued reduction in industry-wide demand for these products due to penetration of other lower cost solutions, such as ATA. As we continue to transition from our Ultra 160 family of products, the major product family of our SSG segment, to our new family of Ultra 320 products, we expect to see additional declines in SCSI product sales due to lower market share.

        We are continuing to see a shift in our product mix towards a greater portion of RAID products as compared to SCSI products. Additionally, we have recently begun commercial shipments of our RAID enabled products based on next generation Serial ATA technology and we expect to launch our Serial Attached SCSI products in early fiscal 2005. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer acceptance for, and ultimately selling, our Serial ATA, Serial Attached SCSI and external storage solutions products to our current and new customers.

        Net revenues from the DSG segment for the first quarter of fiscal 2004 decreased from the first quarter of fiscal 2003 due to a decline in sales volumes of our SCSI-based desktop computer solutions and USB 2.0 host-bus adapters, offset partially by sales of digital media products launched in the second quarter of fiscal 2003. The decline in sales volume of SCSI-based desktop computer solutions was caused by a continued reduction in demand resulting from the penetration of other lower cost solutions and alternative technologies. We expect revenues from our SCSI-based desktop computer solutions to continue to decline.

        Net revenues from the SNG segment for the first quarter of fiscal 2004 decreased from the first quarter of fiscal 2003 due to decline in the sales volume of our fibre channel products and NICs. A majority of the decrease was due to a decline in sales volumes of fibre channel products to OEMs and the balance was due to a decline in sales volumes of NICs. The decrease was only slightly offset by revenues from sales of iSCSI HBAs, introduced in the fourth quarter of fiscal 2003. We expect revenues from existing NIC products, which represented approximately 80% of our net revenues from our SNG segment in the first quarter of fiscal 2003, to continue to decline. Additionally, we expect sales of our fibre channel products to continue to decline. Our future SNG revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer acceptance for, and ultimately selling, our iSCSI products.

        Gross Margin.    As a percentage of net revenues, gross margin was 43% for the first quarter of fiscal 2004 compared to 56% for the first quarter of fiscal 2003. Gross margins declined in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 reflecting the decline in sales of our SCSI products, which carry relatively high margins, and an increase in sales of our ServeRAID products to IBM and sales of external storage systems resulting from our acquisition of Eurologic. Our RAID products and external storage solutions generally carry lower margins than our SCSI products, and to the extent that revenues from these product lines continue to increase relative to revenues from our SCSI products, we would expect our gross margins to be adversely impacted.

        Research and Development Expense.    Research and development expense was $25.9 million, or 24% of net revenues, for the first quarter of fiscal 2004 compared to $31.2 million, or 29% of net revenues, for the first quarter of fiscal 2003. The decrease in research and development expense is partially due to a decrease in deferred compensation charges associated with our acquisition of Platys Communications, Inc., or Platys. Deferred compensation charges, which represents the vesting of restricted stock and assumed stock options and payment of unvested cash, decreased by $1.6 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Excluding the deferred compensation charges, our research and development spending decreased 13% in the first quarter of fiscal 2004 over the corresponding period of fiscal 2003. The decrease in spending, net of deferred compensation charges, was due to savings obtained through reductions in infrastructure spending and reduced headcount resulting from the restructuring programs implemented in fiscal 2003 and savings obtained by transitioning certain research and development efforts to India. However, these savings were partially offset by additional development expenses as a result of our acquisition of Eurologic and to a lesser degree, our acquisition of ICP vortex. We remain committed to significant levels of research and development in order to enhance technological investments in our solutions.

        Selling, Marketing and Administrative Expense.    Selling, marketing and administrative expense was $20.4 million, or 19% of net revenues, for the first quarter of fiscal 2004 compared to $24.1 million, or 22% of net revenues, for the first quarter of fiscal 2003. The decrease in selling, marketing and administrative expense is partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $0.9 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Excluding the deferred compensation charges, our selling, marketing and administrative spending decreased 12% in the first quarter of fiscal 2004 over the corresponding period of fiscal 2003. The decrease in spending, net of deferred compensation charges, was primarily attributable to reductions of our workforce, marketing programs and infrastructure spending as a result of the restructuring plans implemented in fiscal 2003. However, these savings were partially offset by the additional workforce brought on through our acquisitions of Eurologic and ICP vortex.

        Amortization of Acquisition-Related Intangible Assets.    Amortization of acquisition-related intangible assets included in operating expenses for the first quarter of fiscal 2004 was $4.8 million compared to $3.7 million in the first quarter of fiscal 2003. The increase was due to the amortization of purchased other intangible assets of $1.1 million related to the acquisitions of Eurologic and ICP vortex in the first quarter of fiscal 2004.

        Write-off of Acquired In-Process Technology.    In connection with our acquisition of Eurologic, approximately $3.6 million of the purchase price was allocated to acquired in-process technology and written off in the first quarter of fiscal 2004. We identified research projects of Eurologic in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increased performance while reducing the storage controller form factor. The value was determined by estimating the expected cash flows from the products once commercially viable and discounting the net cash flows to their present value.

        Net Cash Flows.    The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. We believe the assumptions used in the valuation as described below were reasonable at the time of the acquisition.

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2008, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of our new product introductions and those of our competitors.

        Gross Margins.    Projected gross margins were based on Eurologic's historical margins, which were in line with industry averages.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Eurologic included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Eurologic's overall business model, an assessment of specific product results including both historical and expected direct expense levels and general industry metrics was conducted.

        Research and Development Expenses.    Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 5.0% of net revenues for the in-process technologies throughout the estimation period.

        Selling, Marketing and Administrative Expenses.    Estimated selling, marketing and administrative expenses were consistent with the general industry cost structure in the first year net revenues were generated and increased in later years.

        Effective Tax Rate.    The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates.

        Royalty Rate.    We applied a royalty charge of approximately 2% of the estimated net revenues for each in-process project to attribute value for dependency on existing technology.

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows was approximately 27% for each of the projects.

        Percentage of Completion.    The percentage of completion was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 60% complete. We expect the remaining costs to bring the planned in-process projects to completion to be approximately $2 million. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, results of operation and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Restructuring Charges.    We recorded $0.4 million in restructuring charges during the first quarter of fiscal 2004 consisting of a net adjustment of $0.1 million to the second quarter of fiscal 2003 restructuring provision and an adjustment of $0.3 million to the first quarter of fiscal 2002 restructuring provision.

        The adjustment to the second quarter of fiscal 2003 restructuring provision includes an additional accrual for lease costs offset by a reduction to severance and benefits, as actual costs were lower than originally anticipated. The adjustment to the first quarter of fiscal 2002 restructuring provision consists of additional lease costs. The additional lease costs pertain to a sublease arrangement entered in the first quarter of fiscal 2004 with a third party where the sublease payments through the end of the lease term are insufficient to cover our obligations on the facility by approximately $0.4 million.

        Interest and Other Income.    Interest and other income was $56.1 million for the first quarter of fiscal 2004 compared to $8.8 million for the first quarter of fiscal 2003. The increase in interest and other income was primarily related to the components of other income, partially offset by lower yields earned on our cash, cash equivalents and marketable securities. Other income for the first quarter of fiscal 2004 included a gain of $49.3 million due to the settlement with the former president of Distributed Processing Technology Corporation, or DPT, gain distributions of $0.3 million on investments and a loss of $0.8 million on redemption of our 4 3/4% Convertible Subordinated Notes, or 4 3/4% Notes.

        In the first quarter of fiscal 2004, we redeemed 4 3/4% Notes with a book value of $82.4 million for an aggregate price of $83.0 million, resulting in a loss on redemption of $0.8 million (including unamortized debt issuance costs of $0.2 million). In the first quarter of fiscal 2003, we repurchased 4 3/4% Notes with a book value of $47.4 million for an aggregate price of $45.9 million, resulting in a gain of $1.1 million (net of unamortized debt issuance costs of $0.4 million).

        Interest Expense.    Interest expense was $3.2 million for the first quarter of fiscal 2004 compared to $5.2 million for the first quarter of fiscal 2003. The decrease in interest expense was due to a decline in interest expense due to the reduction in the outstanding balance of our 4 3/4% Notes and the General Holdback owed to the Platys shareholders.

        Income Taxes.    Our income tax provision was $2.8 million for the first quarter of fiscal 2004 compared to $2.7 million for the first quarter of fiscal 2003. Income tax provisions for interim periods are based on our estimated annual effective income tax. The tax rate for the first quarter of 2004 differed from the combined United States Federal and state statutory income tax rate of 40% due to the tax treatment allowed for certain transactions that differ from financial statement reporting. For tax purposes, the gain on settlement with the former president of DPT of $49.3 million is treated as an adjustment to the tax basis in DPT common stock acquired and does not result in taxable income. The tax rate benefit derived from the differing treatment of the DPT settlement was partially offset by the amortization of acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

Liquidity and Capital Resources

        Operating Activities:    During the quarter-ended June 30,2003 net cash provided by operating activities was $38.2 million. However, our cash, cash equivalents and marketable securities decreased $78.7 million during the quarter ended June 30, 2003. The decrease was primarily due to $29.9 million of cash used for the acquisitions of Eurologic and ICP vortex and $83.0 million paid for the redemption of the remaining 4 3/4% Notes.

        Cash provided by operating activities primarily resulted from our net income of $40.8 million, adjusted for non-cash items including depreciation and amortization of intangible assets of $12.7 million, deferred stock-based compensation of $1.3 million, write-off of in-process technology of $3.6 million in connection with our acquisition of Eurologic offset by the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million. Additionally changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic and ICP vortex, reduced cash provided by operating activities by $0.4 million as is more fully discussed below:

  •
  During the quarter ended June 30, 2003 accounts receivable decreased $3.7 million and days sales outstanding increased to 49 at June 30, 2003 as compared to 45 at March 31, 2003. The increase in days outstanding reflects changes in the composition of our receivables balance due to our acquisition of Eurologic and also a higher proportion of sales occurring towards the end of the current quarter.

  •
  Inventories increased $1.1 million during the quarter-ended June 30, 2003 and our inventory turns rate increased to 9.1 at June 30, 2003 from 8.9 at June 30, 2003. The increase in inventory turns is due to our continuing efforts to efficiently manage inventory to meet customer demand.

  •
  Prepaid expenses and other current assets decreased $6.0 million during the quarter-ended June 30, 2003. The decrease was primarily associated with a $4.8 million income tax refund received during the quarter.

  •
  Accrued liabilities, including other long-term liabilities, decreased $8.6 million during the quarter-ended June 30, 2003. The decrease was primarily due to $3.0 million of payments made in connection with the various restructuring plans we have implemented and $1.9 million annual payment to IBM for patent license fees. Additionally, cash flow from operations were used to satisfy $2.1 million of liabilities assumed from Eurologic.

        Liquidity.    As of June 30, 2003, we had $663.6 million of cash, cash equivalents and marketable securities, of which $466.4 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        The IRS is currently auditing our tax return for fiscal 1997 and final settlement agreements have been filed with the United States Tax Court on all but one issue. We believe the final outcome of all issues will not have a material adverse impact on our liquidity.

        In May 2001 we obtained a revolving line of credit of $20.0 million which expired on August 1, 2003. We believe our existing working capital, together with expected cash flows from operations and available sources of equity and equipment financing, will be sufficient to support our operations through fiscal 2004.

        The following table summarizes our contractual obligations at June 30, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by Year (in thousands)	Remaining Nine Months of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
3% Convertible Subordinated Notes	—	—	—	250,000	—	—	250,000
IBM Patent License Fees	—	1,850	—	—	—	—	1,850
Software licenses	2,423	—	—	—	—	—	2,423
Operating leases	6,714	7,510	5,368	4,808	3,872	2,403	30,675

Total	$9,137	$9,360	$5,368	$254,808	$3,872	$2,403	$284,948

        We invest in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. To date, the carrying value of such investments aggregates $3.0 million. We have also committed to provide additional funding of up to $0.9 million.

        At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had such relationships.

Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This statement is effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently effect our financial position or results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our financial position and results of operations.

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

        Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly. Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. For example, in the first quarter of fiscal 2004, our operating results were materially affected by unusual charges, including the following:

  •
  Gain on settlement of the DPT arbitration

  •
  Write-off of acquired in-process technology from Eurologic

  •
  Amortization of acquisition-related intangible assets

  •
  Deferred compensation in connection with our Platys acquisition.

        In the first quarter of fiscal 2003, our operating results were materially affected by unusual charges, including the following:

  •
  Deferred compensation in connection with our Platys acquisition and

  •
  Amortization of acquisition-related intangible assets

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

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies. In June 2003, we acquired ICP vortex, a provider of a broad range of hardware and software RAID data protection solutions. In April 2003, we acquired Eurologic, a provider of external and network storage solutions. In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions or strategic alliances could cause significant diversions of management time and resources. If we acquire new businesses, products or technologies in the future, we may be required to assume contingent liabilities and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill and/or other intangible assets. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or strategic alliances. These transactions may adversely affect our business, financial position and operating results.

        If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges. As a result of the economic slowdown, in the second and fourth quarters of fiscal 2003 and the first and fourth quarters of fiscal 2002, we implemented restructuring plans to reduce our operating costs and recorded restructuring charges of $14.3 million and $10.0 million in fiscal years 2003 and 2002, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of the plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

        Demand for our products would likely be negatively affected if demand in the server, network storage and desktop computer markets declines. Our business or operating results would be adversely affected by a decline in demand for our products. For example, for the first time in several years, the demand in the server market declined slightly in fiscal 2002 and fiscal 2003, which contributed to a decline in our net revenues. We cannot predict when and if server sales growth will increase. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

        We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion. In April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we acquired Platys, a development stage company with insignificant revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive and our technology may never be broadly adopted. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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

        Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline. The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

  Technologies:

• ATA	• PCI-X
• Serial ATA	• RAID
• Fibre channel	• SCSI
• FireWire/1394	• Serial Attached SCSI
• iSCSI	• Ultra DMA
• PCI	• USB

  Operating Systems:

• Linux	• OS/2
• Macintosh	• UNIX
• Netware	• Windows

        In particular, a majority of our revenues are currently derived from products based on the SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results. For example, we believe that changes in consumers' perceptions of the relative merits of SCSI-based products and competing products incorporating lower-cost solutions, such as ATA, have adversely affected our sales since fiscal 1998 and are likely to affect our future sales.

        If we lose the cooperation of other hardware and software producers whose products are integral to ours, our ability to sustain or grow our revenues could be adversely affected. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  Microprocessors

  •
  Peripherals and

  •
  Operating system software.

        We depend on significant cooperation from these manufacturers to achieve our design objectives and develop products that operate successfully with their products. We believe that we generally have good relationships with leading system, peripherals, and microprocessor suppliers. These companies could, from time to time, elect to make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine that as a result of competition or other factors our technology or products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. If any of these events were to occur, our revenues could be adversely affected.

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

  •
  Quality of new products

  •
  Differentiation of new products from those of our competitors and

  •
  Market acceptance of our products.

        Our product life cycles in each of our segments may be as brief as 12 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results. For example, sale of our SCSI-based products in our DSG segment have declined in recent periods due to the availability of lower-cost desktop solutions. In addition, our SNG segment is focused on developing 1-gigabit TOE Network Accelerator Cards, which is expected to offer faster performance and result in stronger return on investment for our customers.. While we focus on TOE technology, we expect our SNG revenues from our 10/100 NICs will continue to decline as OEMs transition their product lines to the 1-gigabit NIC products. To the extent that our TOE technology is not selected for design or integration by OEMs, our business and future financial results could be adversely affected.

        We have also recently introduced RAID enabled products based on the next generation Serial ATA technology. We will not succeed in generating significant revenue from our new Serial ATA technology products if the market does not adapt to this new technology. If they do not, our revenue and operating results will, over time, be adversely affected.

        If we are unable to compete effectively, our net revenues could be adversely affected. The markets for all of our products are intensely competitive and are characterized by the following:

  •
  Rapid technological advances

  •
  Frequent new product introductions

  •
  Evolving industry standards and

  •
  Price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, we face intense competition in the transition from products employing Ultra 160 technology to solutions employing Ultra 320 technology. We must also integrate the recently acquired Eurologic operations. Our future success will depend on the level of acceptance of Eurologic products by new and existing customers. Further, in our DSG segment, our USB 2.0 products have several competitors. We believe that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market. While we are focusing on solutions employing iSCSI technology for this market, many other companies are also focusing on networked storage solutions based on identified technologies that include, but are not limited to, iSCSI. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance is delayed due to the continuing global slowdown in technology spending. If iSCSI technology, or our products employing this technology, are not accepted by the market, our growth would be impaired.

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

        If our manufacturing demand for silicon wafers falls below our projections, we may not be able to fully utilize our prepayments to TSMC, which could adversely affect our results of operations and financial position. From time to time, we have entered into "take or pay" contracts that have committed us to purchase specific wafer quantities over extended periods based on our projected needs. In addition, we have made advance payments to Taiwan Semiconductor Manufacturing Company, or TSMC, in order to secure guaranteed wafer capacity. If our demand for wafer units falls below our projections, we may not be able to fully utilize our advance payments. The unused portion of the advance payments may be impaired and written off as an asset impairment charge, which would adversely affect our financial results.

        We depend on subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers. We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. We employ Surface Mount Technology Corporation to manufacture certain ServeRAID products, which we sell to IBM. In addition, we employ Celestica Inc. to manufacture components for Eurologic external storage products. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

        We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings. We derived approximately 42% of our net revenues for the first quarter of fiscal 2004 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

        Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. Our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

        Our operations depend on key personnel, the loss of whom could affect the growth and success of our business. In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The expansion of high technology companies in Silicon Valley, where we predominately operate our business, has increased demand for experienced management, technical, marketing and support personnel and despite the economic slowdown, competition for their talents is intense. In addition, with the exception of a few employees with whom we entered into employment agreements in connection with acquisition transactions, we do not have employment contracts with our key employees, including any of our executive officers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

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

        The recent outbreak of SARS in the Asia-Pacific region and its continued spread could harm sales of our products. The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam affected sales of our products in the first quarter of 2004 and may continue to have a negative impact on our business. Our business may continue to be impacted by a number of SARS-related factors, including, but not limited to, disruptions in the operations of our customers and their partners, reduced sales in certain end-markets, such as servers, and increased costs to conduct our business abroad. While the recent outbreak of SARS appears to be contained, a recurrence of this illness could adversely affect our net revenues.

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

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2003 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

        We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention. From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention, and could negatively affect our business operations and financial position. Also see Item 1 "Legal Proceedings" contained in Part II of this report and Item 3 "Legal Proceedings" contained in Part I of our Annual Report on Form 10-K for the year ended March 31, 2003.

        If we repatriate cash from our foreign subsidiaries, we may incur additional income taxes which would negatively affect our results of operations and financial condition. We held $466.4 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at June 30, 2003. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we could incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

        We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position. Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore or are unable to negotiate an extended tax holiday, our effective tax rate will increase, which would adversely affect our financial results.

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

        We finance our capital expenditure needs from operating cash flows and capital market financing, and if we need to seek additional financing, it may not be available on favorable terms. In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we rely on operating cash flows and capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs through fiscal 2004. This includes repaying our existing convertible debt when due. However, if our operating performance falls below expectations, we may need additional funds.

        We are exposed to fluctuations in foreign currency exchange rates. Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-United States currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar-denominated operating expenses in Europe and Asia, where we sell primarily in United States dollars. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003 and expect to continue such sales in the future. Additionally, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Singapore & Ireland manufacturing facilities. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

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

        Our spin-off of Roxio may have potential subsequent tax liabilities that could negatively affect our results of operations. Pursuant to our distribution of the Roxio, Inc., or Roxio, common stock, we received an opinion from PricewaterhouseCoopers LLP, or PwC, regarding the tax-free nature of the transaction to us and to our stockholders under Section 355 of the Internal Revenue Code. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If we or Roxio fail to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended March 31, 2003.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date, also referred to as the Evaluation Date, within 90 days before the filing date of this quarterly report. Based upon that evaluation, our CEO and our CFO have concluded that as of the Evaluation Date, the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In December 1999, we purchased Distributed Processing Technology Corporation, or DPT. As part of the purchase agreement, $18.5 million of the purchase price was held back, which we refer to as the Holdback Amount, from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. For accounting purposes, the Holdback Amount was included as part of the acquisition purchase price. Subsequent to the date of purchase, we determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused us to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, we filed a claim against the DPT stockholders for the Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified us as to their objection to our claim. Under the terms of the purchase agreement, our claim was submitted to arbitration. Thereafter, we also initiated arbitration proceedings against Stephen Goldman, the principal shareholder and former president of DPT, alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. The arbitration hearing was conducted during December 2002. In May 2003, we entered into a written settlement and a mutual general release agreement with Stephen Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that we would retain the Holdback Amount and additionally, Stephen Goldman would pay us $31.0 million. We received the $31.0 million cash payment in May 2003. The settlement contributed $31.0 million to our operating cash-flows and resulted in a gain of $49.3 million in the first quarter of fiscal 2004.

        For additional information regarding our other material legal proceedings, reference is made to "Legal Proceedings" in Part I, Item 3, of our Annual Report on Form 10-K for the year ended March 31, 2003. The information provided in such Form 10-K regarding those matters remains substantially unchanged. In addition, we are a party to other litigation matters and claims which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit 99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

(b)
Reports on Form 8-K:

        During the first quarter ended June 30, 2003, we filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        On April 11, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we had entered into a definitive agreement to acquire Eurologic Systems Group Limited, a provider of external and networked storage solutions.

        On April 23, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we had won a partial decision in the amount of $50 million in the arbitration proceedings of Adaptec and Stephen Goldman, former principal owner of DPT.

        On May 28, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we had settled our claims against Stephen Goldman, former principal owner and president of DPT for $49.3 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR Marshall L. Mohr Vice President and Chief Financial Officer (principal financial officer)	Date: August 8, 2003
By:	/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: August 8, 2003

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

Date: August 8, 2003	/s/ ROBERT N. STEPHENS Robert N. Stephens Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marshall L. Mohr, certify that:

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

Date: August 8, 2003	/s/ MARSHALL L. MOHR Marshall L. Mohr Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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