Form 10-Q
period 2003-09-30
ADAPTEC INC
filed 2003-11-03
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

Registrant’s telephone number, including area code (408) 945-8600

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

Yes ☒    No ☐

The number of shares outstanding of Adaptec’s common stock as of October 23, 2003 was 108,810,737.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands, except per share amounts)
Net revenues	$109,192	$85,709	$216,485	$193,555
Cost of revenues	62,746	39,519	124,177	86,803
Gross profit	46,446	46,190	92,308	106,752
Operating expenses:
Research and development	24,975	29,403	50,932	60,619
Selling, marketing and administrative	19,223	23,238	39,576	47,291
Amortization of acquisition-related intangible assets	4,713	3,743	9,537	7,487
Write-off of acquired in-process technology	—	—	3,649	—
Restructuring charges	1,478	7,139	1,826	7,139
Other charges	—	528	—	528
Total operating expenses	50,389	64,051	105,520	123,064
Loss from operations	(3,943)	(17,861)	(13,212)	(16,312)
Interest and other income	4,252	9,633	60,311	18,468
Interest expense	(2,490)	(4,011)	(5,688)	(9,185)
Income (loss) from operations before provision for (benefit from) income taxes	(2,181)	(12,239)	41,411	(7,029)
Provision for (benefit from) income taxes	(2,442)	(1,419)	348	1,237
Net income (loss)	$261	$(10,820)	$41,063	$(8,266)
Net income (loss) per share:
Basic	$0.00	$(0.10)	$0.38	$(0.08)
Diluted	$0.00	$(0.10)	$0.35	$(0.08)
Shares used in computing net income (loss) per share:
Basic	108,411	106,550	108,183	106,264
Diluted	110,219	106,550	126,400	106,264

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2003	March 31, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$83,299	$149,373
Marketable securities	600,126	592,929
Restricted marketable securities	7,464	7,429
Accounts receivable, net	57,369	50,137
Inventories	40,738	23,496
Deferred income taxes	30,087	29,947
Prepaid expenses	15,533	15,012
Other current assets	10,141	24,603
Total current assets	844,757	892,926
Property and equipment, net	75,493	79,316
Restricted marketable securities, less current portion	3,692	7,360
Goodwill	63,407	53,854
Other intangible assets, net	47,133	47,395
Other long-term assets	15,108	22,128
Total assets	$1,049,590	$1,102,979
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,429	$29,136
Accrued liabilities	107,208	136,025
4 3/4% Convertible Subordinated Notes	—	82,445
Total current liabilities	142,637	247,606
3% Convertible Subordinated Notes	250,000	250,000
Other long-term liabilities	5,888	2,596
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock	109	108
Additional paid-in capital	182,666	178,580
Deferred stock-based compensation	(4,965)	(8,114)
Accumulated other comprehensive income, net of taxes	3,779	3,790
Retained earnings	469,476	428,413
Total stockholders’ equity	651,065	602,777
Total liabilities and stockholders’ equity	$1,049,590	$1,102,979

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period Ended
	September 30, 2003	September 30, 2002
	(in thousands)
Cash Flows From Operating Activities:
Net income	$41,063	$(8,266)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges	66	1,851
Write-off of acquired in-process technology	3,649	—
Stock-based compensation	2,352	5,600
Loss (gain) on extinguishment of debt	790	(3,297)
Non-cash portion of DPT settlement gain	(18,256)	—
Depreciation and amortization	26,849	22,849
Deferred income taxes	(5,535)	1,536
Other items	245	825
Changes in assets and liabilities	10,108	8,222
Net Cash Provided by Operating Activities	$61,331	$29,320
Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(29,884)	—
Payment of general holdback in connection with acquisition of Platys	(159)	(10,640)
Purchases of other investments	—	(1,000)
Purchases of property and equipment	(3,093)	(5,016)
Purchases of marketable securities	(393,994)	(355,757)
Sales of marketable securities	350,740	227,422
Maturities of marketable securities	31,063	52,800
Net Cash Used for Investing Activities	(45,327)	(92,191)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	3,302	4,564
Installment payments on acquisition of software licenses	(2,422)	—
Repurchases and redemption of long-term debt	(83,010)	(116,313)
Net Cash Used for Financing Activities	(82,130)	(111,749)
Effect of Foreign Currency Translation on Cash and Cash Equivalents	52	298
Net Decrease in Cash and Cash Equivalents	(66,074)	(174,322)
Cash and Cash Equivalents at Beginning of Period	149,373	331,324
Cash and Cash Equivalents at End of Period	$83,299	$157,002

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the “Company”) have been prepared on a consistent basis with the March 31, 2003 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, which was filed with the SEC on June 26, 2003. The second quarters of fiscal 2004 and fiscal 2003 ended September 26, 2003 and September 27, 2002, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the second quarter and first half of fiscal 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 20.

2. Recent Accounting Pronouncements

In May 2003, a consensus was reached on EITF No. 03-5, which was ratified by the FASB in August 2003. EITF No. 03-5 affirms that AICPA SOP 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. This statement is effective for new revenue arrangements entered into for  reporting periods commencing after August 13, 2003. The Company is currently evaluating the effect that the adoption of EITF No. 03-5, if any, will have on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently affect the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position and results of operations.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

2. Recent Accounting Pronouncements (Continued)

In November 2002, a consensus was reached on EITF No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position and results of operations.

3. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44 and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company’s ESPP, collectively called “options” for all periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$261	$(10,820)	$41,063	$(8,266)
Add: Deferred stock-based compensation expense included in reported net income (loss), net of taxes	975	1,228	2,099	2,507
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of taxes	(8,270)	(8,835)	(15,161)	(18,423)
Pro forma net income (loss)	$(7,034)	$(18,427)	$28,001	$(24,182)
Basic net income (loss) per share:
As reported	$0.00	$(0.10)	$0.38	$(0.08)
Pro forma	$(0.06)	$(0.17)	$0.26	$(0.23)
Diluted net income (loss) per share:
As reported	$0.00	$(0.10)	$0.35	$(0.08)
Pro forma	$(0.06)	$(0.17)	$0.24	$(0.23)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions,

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

3. Stock-Based Compensation (Continued)

including the option’s expected life and the price volatility of the underlying stock. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the  subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of options. The fair value of options granted in the second quarter and first half of fiscal 2004 and 2003, as reported were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Employee Stock Option Plans:
Expected life (in years)	2.3	4.0	2.3 - 3.0	4.0
Risk-free interest rates	1.5%	2.4%	1.5% - 1.7%	2.4%
Expected volatility	64%	76%	64% - 66%	76%
Dividend yield	—	—	—	—
ESPP:
Expected life (in years)	0.5 - 2.0	0.5	0.5 - 2.0	0.5
Risk-free interest rates	1.1% - 1.8%	1.1%	1.1% - 1.8%	1.1%
Expected volatility	39% - 66%	76%	39% - 66%	76%
Dividend yield	—	—	—	—

4. Business Acquisitions

During the first quarter of fiscal 2004, the Company purchased Eurologic Systems Group Limited (“Eurologic”) and ICP vortex Computersysteme GmbH (“ICP vortex”). The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in the Company’s consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between the Company’s accounting policies and those of Eurologic and ICP vortex.

Eurologic:   On April 2, 2003, the Company completed the acquisition of Eurologic, a provider of external and networked storage solutions. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash (subject to the Holdback as described below) and assumed stock options to purchase 0.5 million shares of the Company’s common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57%-81%; a risk-free interest rate ranging from 1.1%-2.5%; and an estimated life ranging from 0.08-4 years. Eurologic is being integrated into the Company’s SSG segment.

Holdback:   As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the “Holdback”) for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2003 and will be paid to the

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4. Business Acquisitions (Continued)

former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

Earn-out Payments:   The Company also committed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash, also referred to as earn-out payments. The earn-out payments become payable if certain revenue levels are achieved by the acquired Eurologic business, in the period from July 1, 2003 through June 30, 2004. The earn-out payments will be recorded as purchase price adjustments in the period, if any, in which the attainment of the milestones become probable and the contingent consideration becomes determinable.

The preliminary allocation of the Eurologic purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management’s estimates of fair value. The allocation of the purchase price may be subject to change based on final estimates of fair value.

Cash	$3,321
Accounts receivable	10,624
Inventory	4,066
Other current assets	2,107
Property and equipment	2,861
Total assets acquired	22,979
Accounts payable	(7,292)
Current liabilities	(7,830)
Total liabilities assumed	(15,122)
Net tangible assets acquired	$7,857

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$7,857
Acquired in-process technology	3,649
Goodwill	8,836
Other intangible assets:
Core technology	5,046
Covenants-not-to-compete	148
Customer relationships	880
Trade name	1,476
Current backlog	395
7,945
Net assets acquired	$28,287

The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The core technology and customer relationships are being amortized over an estimated useful life of four years, the trade name and covenants-not-to-compete are being amortized over two years and the current backlog was fully amortized in the first quarter of fiscal 2004. The estimated weighted average useful life of other intangible assets,

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4. Business Acquisitions (Continued)

created as a result of the acquisition of Eurologic, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

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

Net Revenues.   The estimated net revenues were based on management’s projections of the projects. The business projections were compared with and found to be in line with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2008, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and those of its competitors.

Gross Margins.   Projected gross margins were based on Eurologic’s historical margins, which were in line with industry averages.

Operating Expenses.   Estimated operating expenses used in the valuation analysis of Eurologic included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Eurologic’s overall business model, an assessment of specific product results, including both historical and expected direct expense levels and general industry metrics, was conducted.

Research and Development Expenses.   Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 5.0% of net revenues for the in-process technologies throughout the estimation period.

Selling, Marketing and Administrative Expenses.   Estimated selling, marketing and administrative expenses were consistent with the general industry cost structure in the first year net revenues were generated and increased in later years.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4. Business Acquisitions (Continued)

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

Percentage of Completion.   The percentage of completion was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 60% complete. The Company expects  remaining costs of approximately $1 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact the Company’s future sales, results of operations and growth. Additionally, the value of the intangible assets acquired may become impaired.

Acquisition-Related Restructuring:   During the second quarter of fiscal 2004, the Company refined its plans to integrate the Eurologic operations. The current integration plan includes the involuntary termination or relocation of approximately 110 employees over the next six months, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to the Company’s manufacturing facility in Singapore. The Company had recorded a preliminary estimate of $3.1 million in the first quarter of fiscal 2004 for these activities. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic.  In the second quarter of fiscal 2004, the Company recorded a reduction of approximately $0.1 million to the accrued restructuring charges with a corresponding decrease to goodwill as its plans were further refined. The Company expects to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed. Any further changes to the Company’s estimate of executing the currently approved plans of integration will be recorded as an increase or decrease to goodwill. As of September 30, 2003, the Company had utilized approximately $0.6 million of these charges. The Company expects the consolidation of the manufacturing operations discussed above as well as involuntary employee terminations to be substantially completed by the first half of fiscal 2005.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4. Business Acquisitions (Continued)

The activity in the accrued restructuring reserve related to the acquisition-related restructuring plan was as follows for the first half of fiscal 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Eurologic Acquisition-Related Restructuring Plan:
Restructuring Provision:
Severance and benefits	$2,813	$—	$2,813
Accrued lease costs	—	297	297
Total	2,813	297	3,110
Cash Paid	(252)	(28)	(280)
Reserve balance at June 30, 2003	2,561	269	2,830
Adjustments	(89)	11	(78)
Cash paid	(280)	(30)	(310)
Reserve balance at September 30, 2003	$2,192	250	$2,442

Pro forma financials have not been presented for the second quarter and first half of fiscal 2004 as the results of Eurologic have been included in our financial statements from April 2, 2003. Pro forma financial results for the second quarter and first half of fiscal 2003, as if the Company had acquired Eurologic at the beginning of the periods, after applying certain adjustments, including amortization of acquired other intangible assets, would have been as follows:

	Three-Month Period Ended	Six-Month Period Ended
	September 30, 2002	September 30, 2002
	(in thousands, except per share amounts)
Net revenues	$98,112	$218,714
Net income (loss)	(16,501)	(19,095)
Net income (loss) per share:
Basic	$(0.15)	$(0.18)
Diluted	$(0.15)	$(0.18)

The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Eurologic constituted a consolidated entity during such periods.

ICP Vortex:   On June 5, 2003, the Company completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The Company paid $14.2 million in cash to acquire ICP vortex. The Company also incurred $0.3 million in transaction fees, including legal, valuation and accounting fees. ICP vortex is being integrated into the Company’s SSG segment.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4. Business Acquisitions (Continued)

The preliminary allocation of the ICP vortex purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management’s estimate of fair value. The allocation of the purchase price may be subject to change based on the final estimates of fair value.

Cash	$2,850
Accounts receivable	2,539
Inventory	2,113
Other current assets	2,167
Property and equipment	1,458
Total assets acquired	11,127
Accounts payable	(362)
Current liabilities	(1,456)
Long-term liabilities	(393)
Total liabilities assumed	(2,211)
Net tangible assets acquired	$8,916

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$8,916
Goodwill	717
Other intangible assets:
Core technology	3,630
Customer relationships	410
Trade name	830
Royalties	60
4,930
Net assets acquired	$14,563

The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The core technology and trade name are being amortized over an estimated useful life of three years, the customer relationships are being amortized over four years and the royalties are being amortized through the end of the third quarter of 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of ICP vortex, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

In connection with the acquisition, the Company initiated a plan to integrate the ICP vortex operations. The plan includes the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The Company substantially completed its plans in this regard in the second quarter of fiscal 2004 and accordingly, recorded $0.4 million related to severance and benefits related to the involuntary termination of 19 employees through the end of fiscal 2004. The acquisition-related restructuring liabilities will be accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. Any changes to the Company’s estimate will

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4. Business Acquisitions (Continued)

result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. The Company utilized accrued severance charges of $0.1 million through September 30, 2003.

Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company.

Platys:   In connection with our acquisition of Platys Communications, Inc. (“Platys”) in the second quarter of fiscal 2002, approximately $53.4 million of the purchase price was allocated to acquired in-process technology and written off in fiscal 2002 because technological feasibility had not been established and no alternative future uses existed. The Company acquired certain ASIC-based iSCSI technology for IP storage solutions. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value.

The Company completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the end of fiscal 2004. The Company believes market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. The Company expects remaining costs of approximately $5 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive market, could adversely impact the Company’s future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

As part of the purchase agreement, $15.0 million of the cash payment was held back (the “General Holdback”) for unknown liabilities that may have existed as of the acquisition date. In fiscal 2003, the Company was notified of certain claims submitted by former Platys employees and consultants related to activities prior to the acquisition of Platys by the Company. During fiscal 2003, the Company paid $10.7 million of the General Holdback to the former Platys shareholders or to settle certain claims on their behalf. During the first half of fiscal 2004, the Company paid an additional $0.2 million of the General Holdback to settle certain claims on behalf of the former Platys shareholders. The remaining $4.1 million of the General Holdback will be paid to the Platys shareholders upon resolution of the outstanding claims, except for funds necessary to provide for liabilities with respect to the claims submitted by the former Platys employees and consultants.

5. Balance Sheets Details

Inventories:

	September 30, 2003	March 31, 2003
	(in thousands)
Raw materials	$13,843	$6,034
Work-in-process	6,934	5,458
Finished goods	19,961	12,004
Total	$40,738	$23,496

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Balance Sheets Details (Continued)

Accrued Liabilities:

	September 30, 2003	March 31, 2003
	(in thousands)
Tax related	$67,800	$72,687
Acquisition related	7,495	25,744
Accrued compensation and related taxes	16,846	21,991
Other	15,067	15,603
Total	$107,208	$136,025

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first half of fiscal 2004 was as follows:

	SSG	SNG	Total
	(in thousands)
Balance at March 31, 2003	$8,187	$45,667	$53,854
Goodwill acquired	9,824	—	9,824
Goodwill adjustments	(271)	—	(271)
Balance at September 30, 2003	$17,740	$45,667	$63,407

Goodwill increased by approximately $9.8 million as a result of our acquisitions of Eurologic and ICP vortex in the first quarter of fiscal 2004 (Note 4). In the second quarter of fiscal 2004, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other adjustments for both Eurologic and ICP vortex.

Other Intangible Assets:

	September 30, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$62,330	$(45,240)	$53,654	$(37,514)
Covenants-not-to-compete	4,818	(3,280)	4,670	(2,464)
Customer relationships	1,290	(147)	—	—
Trade name	2,306	(456)	—	—
Backlog and royalties	455	(429)	—	—
Subtotal	71,199	(49,552)	58,324	(39,978)
Intellectual property assets	43,892	(18,406)	43,892	(14,843)
Total	$115,091	$(67,958)	$102,216	$(54,821)

Other intangible assets increased by approximately $12.9 million as a result of our acquisitions of Eurologic and ICP vortex in the first quarter of fiscal 2004 (Note 4). Amortization expenses of other intangible assets were $6.5 million and $4.9 million for the second quarters of fiscal 2004 and 2003,

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

6. Goodwill and Other Intangible Assets (Continued)

respectively. Amortization expenses of other intangible assets were $13.1 million and $9.0 million for the first half of fiscal 2004 and 2003, respectively.

The annual amortization expense of the other intangible assets that existed as of September 30, 2003, is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2004 (remaining six months)	$6,852	$3,564
2005	8,290	7,005
2006	4,637	6,670
2007	1,854	6,316
2008	14	1,931
Total	$21,647	$25,486

7. Line of Credit

In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. The line of credit had a term, as amended, through August 2003 and bore interest at a “Prime Rate” in effect or at a “Fixed Term Rate” as elected by the Company. Prime Rate refers to the rate of interest as established by the line of credit provider while the Fixed Term Rate is determined in relation to the London Interbank Offered Rate. In addition, the Company was charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. Under the terms of the line of credit, the Company was required to maintain certain financial ratios, among other restrictive covenants. No borrowings were outstanding under the line of credit during the first half of fiscal 2004. The Company did not renew the line of credit upon its expiration in August 2003.

8. 4 3/4% Convertible Subordinated Notes

In the first quarter of fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Convertible Subordinated Notes (“4 3/4 Notes”) for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). In the second quarter of fiscal 2003, the Company repurchased 4 3/4% Notes with a book value of $73.0 million for an aggregate price of $70.4 million, resulting in a gain on extinguishment of debt of $2.2 million (net of unamortized debt issuance costs of $0.4 million). In the first half of fiscal 2003, the Company repurchased 4 3/4% Notes with a book value of $120.4 million for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). The gain (loss) on extinguishment of debt has been included in “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statement of Operations (Note 11).

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

9. Stock Plans

ESPP

During the second quarter of fiscal 2004, the Company’s stockholders amended the 1986 ESPP to increase the number of shares reserved for issuance thereunder by 5,000,000 shares to a total of 15,600,000 authorized shares.

Eurologic Stock Option Plan

In connection with the acquisition of Eurologic in the first quarter of fiscal 2004 (Note 4), each outstanding stock option under the Eurologic Stock Option Plan was converted into an option to purchase shares of the Company’s common stock at a ratio of 0.3472. As a result, outstanding options to purchase 498,789 shares of the Company’s common stock were assumed. No further options may be granted under the Eurologic Stock Option Plan.

10. Guarantees

 Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in the first quarter of fiscal 2004. The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations related to product support and warranty matters. Please refer to Note 14 for further discussion of this matter.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

10. Guarantees (Continued)

A reconciliation of the changes to the Company’s warranty accrual for the first half of fiscal 2004 and 2003 was as follows:

	Six-Month Period Ended
	September 30, 2003	September 30, 2002
	(in thousands)
Balance at beginning of period	$1,343	$1,516
Warranties assumed	120	—
Warranties provided	1,987	1,933
Actual costs incurred	(2,091)	(1,605)
Balance at end of period	$1,359	$1,844

11. Interest and Other Income

The components of interest and other income for the second quarter and first half of fiscal 2004 and 2003, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands)
Interest income	$4,105	$7,587	$10,679	$15,679
Gain on settlement with former president of DPT	—	—	49,256	—
Gain (loss) on extinguishment of debt	—	2,197	(790)	3,297
Foreign currency transaction gains (losses)	147	(151)	842	(508)
Gain on investments	—	—	324	—
Total	$4,252	$9,633	$60,311	$18,468

In December 1999, the Company purchased Distributed Processing Technology Corporation (“DPT”). As part of the purchase agreement, $18.5 million of the purchase price was held back (“Holdback Amount”), from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. The Holdback Amount was included in “Accrued liabilities” in the Consolidated Balance Sheets at March 31, 2003. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection of its claim. Under the terms of the purchase agreement, the Company’s claim was submitted to arbitration. Thereafter, the Company also initiated arbitration proceedings against Steven Goldman, the principal shareholder and former president of DPT alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. In April 2003, the arbitrator issued a partial decision in the Company’s favor for $50.0 million, including the remaining balance of the Holdback Amount, related to the Company’s claim of negligent

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

11. Interest and Other Income (Continued)

misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

12. Restructuring Charges

During the second quarter of fiscal 2004, the Company recorded restructuring charges of $1.5 million as follows:

In the second quarter of fiscal 2004, the Company initiated certain actions related primarily to its DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, the shutdown of the DSG’s Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. In addition, the Company took actions to streamline its SSG segment by reducing headcount and related costs. The Company expects to incur approximately $2.0 million for these restructuring plans, of which the Company recorded approximately $1.6 million in the second quarter of fiscal 2004. Of this amount, $1.5 million was associated with severance and benefits from terminating approximately 33 employees and $0.1 million related to the write-down of certain assets taken out of service. The remaining costs of approximately $0.4 million are associated with the Hudson facility and will be recorded in the third quarter of fiscal 2004 when the facility is completely vacated. Of the total restructuring expense incurred, approximately $0.6 million and $1.0 million related to the SSG and DSG segments, respectively.

Additionally, in the second quarter of fiscal 2004, the Company recorded a net reduction of $0.1 million to restructuring charges. This consisted of a reduction of $0.1 million to the second quarter and fourth quarter of fiscal 2003 restructuring provisions and $0.1 million to the fourth quarter of fiscal 2002 restructuring provision as severance and benefits were lower than originally anticipated. This was offset by an increase of $0.1 million to the fiscal 2001 restructuring provision due to additional lease costs.

During the first quarter of fiscal 2004, the Company recorded adjustments of $0.4 million to prior years restructuring plans consisting of a net adjustment of $0.1 million to the second quarter of fiscal 2003 restructuring provision and an adjustment of $0.3 million to the first quarter of fiscal 2002 restructuring provision.

The adjustment to the second quarter of fiscal 2003 restructuring provision included an additional accrual for lease costs offset by a reduction to severance and benefits, as actual benefit costs were lower than originally anticipated. The adjustment to the first quarter of fiscal 2002 restructuring provision consisted of additional lease costs. The additional lease costs pertained to a sublease arrangement entered in the first quarter of fiscal 2004 with a third party where the sublease payments through the end of the lease term are insufficient to cover the Company’s obligations on the facility by approximately $0.4 million.

The Company also implemented restructuring plans in fiscal 2003, 2002, and 2001. For a complete discussion of all restructuring actions implemented in fiscal 2003, 2002 and 2001, please refer to the notes

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

12. Restructuring Charges (Continued)

included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. The activity in the accrued restructuring reserves related to all of the plans, excluding acquisition-related plans (Note 4) was as follows for the first half of fiscal 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2003	$3,251	$2,005	$5,256
Provision adjustment	(50)	398	348
Cash paid	(2,691)	(272)	(2,963)
Reserve balance at June 30, 2003	510	2,131	2,641
Q2’04 restructuring plan	1,486	86	1,572
Provision adjustment	(124)	30	(94)
Cash paid	(457)	(247)	(704)
Non-cash charges	—	(66)	(66)
Reserve balance at September 30, 2003	1,415	1,934	3,349

The Company anticipates that the remaining restructuring reserve balance of $3.3 million will be substantially paid by the first quarter of fiscal 2009. The longer term payments relate to lease obligations and are reflected in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet, with the remaining restructuring reserve balance included in “Accrued liabilities.”

13. Other Charges

Other charges consisted of asset impairment charges. The Company holds minority investments in non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company recorded an impairment charge of $0.5 million in the second quarter of fiscal 2003 related to a decline in the value of a minority investment deemed to be other-than-temporary.

14. Commitments and Contingencies

The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations that it assumed in conjunction with its purchase of DPT. The obligations extend to product support and warranty matters. The Company has taken steps to remedy the issues and has been in negotiations with the customer in an effort to reach an amicable resolution of the matter. However, the Company cannot predict with certainty how this matter will be resolved.

On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on its financial position or results of operations, as it believes that it has meritorious defenses against the asserted deficiencies and any

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

14. Commitments and Contingencies (Continued)

proposed adjustments and has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

In addition, the IRS is currently auditing the Company’s Federal income tax returns for fiscal 1998 through fiscal 2001. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

15. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the second quarter of fiscal 2004, the Company recorded an income tax benefit of $2.4 million on a pre-tax loss of $2.2 million. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40%, due to the tax treatment allowed for certain transactions that differ from financial statement reporting. For tax purposes, the gain on settlement with the former president of DPT of $49.3 million is treated as an adjustment to the tax basis of the DPT common stock acquired and does not result in taxable income. The tax rate benefit derived from the differing treatment of the DPT settlement was partially offset by the amortization of acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

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

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Net Income (Loss) Per Share  (Continued)

A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations are as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands, except per share amounts)
Numerators:
Net income (loss)	$261	$(10,820)	$41,063	$(8,266)
Adjustment for interest expense on 3% Convertible Subordinated Notes, net of taxes	—	—	2,800	—
Adjusted net income (loss)	$261	$(10,820)	$43,863	$(8,266)
Denominators:
Weighted average shares outstanding—basic	108,411	106,550	108,183	106,264
Effect of dilutive securities:
Employee stock options	1,808	—	1,890	—
3% Convertible Subordinated Notes	—	—	16,327	—
Weighted average shares and potentially dilutive common shares outstanding—diluted	110,219	106,550	126,400	106,264
Net income (loss) per share:
Basic	$0.00	$(0.10)	$0.38	$(0.08)
Diluted	$0.00	$(0.10)	$0.35	$(0.08)

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Net Income (Loss) Per Share  (Continued)

Certain instruments potentially convertible into common stock were excluded from the diluted computation for the second quarter of fiscal 2003 and the first half of fiscal 2003 because they were anti-dilutive as the Company was in a net loss position. Certain instruments potentially convertible into common stock were excluded from the diluted computation for the second quarter of fiscal 2004 and the first half of fiscal 2004 because their exercise prices were greater than the average market price of the common shares and their inclusion would have been anti-dilutive. The items excluded for the second quarter and first half of fiscal 2004 and 2003 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands)
Outstanding employee stock options	14,508	18,441	14,798	18,791
Warrants	1,310	1,310	1,310	1,310
4 3/4% Convertible Subordinated Notes	—	3,022	810	3,552
3% Convertible Subordinated Notes	16,327	16,327	—	16,327

17. Comprehensive Income (loss)

The Company’s comprehensive income (loss) consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes, as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands)
Net income (loss)	$261	$(10,820)	$41,063	$(8,266)
Net unrealized gains (losses) on marketable securities, net of taxes	1,085	1,968	(63)	2,624
Foreign currency translation adjustment, net of taxes	101	133	52	298
Comprehensive income (loss)	$1,447	$(8,719)	$41,052	$(5,344)

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Comprehensive Income (loss)  (Continued)

The components of accumulated other comprehensive income, net of income taxes, were as follows:

	September 30, 2003	March 31, 2003
	(in thousands)
Unrealized gain on marketable securities, net of tax provision of $2,554 at September 30, 2003 and $2,596 at March 31, 2003	$3,831	$3,894
Foreign currency translation, net of tax benefit of $33 at September 30, 2003 and $69 at March 31, 2003	(52)	(104)
Total	$3,779	$3,790

18. Segment Reporting

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

SNG provides storage connectivity solutions for servers, storage devices, fabric switches and NAS devices. SNG’s products incorporate iSCSI, TOE functionality, fibre channel and multi-port ethernet technologies. SNG has recently announced the availability of its iSCSI HBAs and TOE NACs through its distribution channel partners and continues to work with major OEM customers on testing and integration of iSCSI and TOE NAC products.

Unallocated corporate income and expenses includes restructuring charges, other charges, interest and certain other income and interest expense.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Segment Reporting  (Continued)

Summarized financial information on the Company’s reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment income (loss) represents income (loss) before interest and taxes.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Three-Month Period Ended September 30, 2003:
Net revenues	$98,240	$9,610	$1,342	$—	$109,192
Segment income (loss)	10,690	(2,394)	(10,898)	421	(2,181)
Three-Month Period Ended September 30, 2002:
Net revenues	$70,939	$12,082	$2,688	$—	$85,709
Segment income (loss)	7,471	(2,128)	(16,292)	(1,290)	(12,239)
Six-Month Period Ended September 30, 2003:
Net revenues	$192,060	$21,520	$2,905	$—	$216,485
Segment income (loss)	65,105	(4,157)	(23,360)	3,823	41,411
Six-Month Period Ended September 30, 2002:
Net revenues	$158,713	$28,426	$6,416	$—	$193,555
Segment income (loss)	24,694	(1,581)	(33,167)	3,025	(7,029)

The following table presents the details of unallocated corporate income and expenses for the second quarter and first half of fiscal 2004 and 2003:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(in thousands)
Unallocated corporate expenses, net	$137	$755	$282	$1,409
Restructuring charges	(1,478)	(7,139)	(1,826)	(7,139)
Other charges	—	(528)	—	(528)
Interest and other income	4,252	9,633	11,055	18,468
Interest expense	(2,490)	(4,011)	(5,688)	(9,185)
Total	$421	$(1,290)	$3,823	$3,025

19. Supplemental Disclosure of Cash Flows

	Six-Month Period Ended
	September 30, 2003	September 30, 2002
	(in thousands)
Non-cash investing and financial activities:
Issuance of options in connection with acquisition	1,582	—
Adjustment of deferred stock-based compensation	797	2,011
Unrealized gain (loss) on marketable securities	(63)	2,624

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

20. Glossary

The following is a list of acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

•  AICPA: American Institute of Certified Public Accountants

•  APB: Accounting Principles Board

•  ARB: Accounting Research Bulletin

•  ASIC: Application Specific Integrated Circuit

•  ATA: Advanced Technology Attachment

•  DSG: Desktop Solutions Group

•  EITF: Emerging Issues Task Force

•  ESPP: Employee Stock Purchase Plan

•  FASB: Financial Accounting Standards Board

•  FIN: FASB Interpretation Number

•  FSP: FASB Staff Position

•  HBA: Host Bus Adapters

•  IC: Integrated Circuit

•  I/O: Input/Output

•  IP: Internet Protocol

•  IRS: Internal Revenue Service

•  iSCSI: Internet Protocol SCSI

•  NAC: Network Accelerator Card

•  NAS: Network Attached Storage

•  NIC: Network Interface Card

•  OEM: Original Equipment Manufacturer

•  PC: Personal Computer

•  RAID: Redundant Array of Independent Disks

•  SAN: Storage Area Networks

•  SCSI: Small Computer System Interface

•  Serial ATA: Serial Advanced Technology Attachment

•  SFAS: Statement of Financial Accounting Standards

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

20. Glossary  (Continued)

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

•  APB Opinion No. 25—Accounting for Stock Issued to Employees

•  ARB No. 51—Consolidated Financial Statements

•  EITF No. 03-5—Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software

•  EITF No. 00-21—Accounting for Revenue Arrangements with Multiple Deliverables

•  EITF No. 95-3—Recognition of Liabilities in Connection with Purchase Business Combinations

•  FIN 44—Accounting for Certain Transactions Involving Stock Compensation

•  FIN 46—Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

•  FSP 46-6—Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

•  SFAS No. 123—Accounting for Stock-Based Compensation

•  SFAS No. 141—Business Combinations

•  SFAS No. 142—Goodwill and Other Intangible Assets

•  SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities

•  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

•  SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

•  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

•  SOP No. 97-2—Software Revenue Recognition

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2003.

For your convenience, we have included, in Note 20 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1)  key acronyms commonly used in our industry that are used in this Quarterly Report and (2)  accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Acquisitions

During the first quarter of fiscal 2004, we purchased Eurologic Systems Group Limited, or Eurologic, and ICP vortex Computersysteme GmbH, or ICP vortex. The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between our accounting policies and those of Eurologic and ICP vortex.

Eurologic:   On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to the Holdback described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions:  volatility rate ranging from 57% - 81%; a risk-free interest rate ranging from 1.1% - 2.5%; and an estimated life ranging from 0.08 - 4 years. Eurologic is being integrated into our SSG segment.

As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also referred to as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2003 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

We also committed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash, also referred to as earn-out payments. The earn-out payments become payable if certain revenue levels are achieved by the acquired Eurologic business, in the period from July 1, 2003 through June 30, 2004. The earn-out payments will be recorded as purchase price adjustments in the period, if any, in which the attainment of the milestones become probable and the contingent consideration becomes determinable.

Approximately $3.6 million of the purchase price was allocated to acquired in-process technology, which consisted of various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions, and was written off in the first quarter of fiscal 2004.

During the second quarter of fiscal 2004, we refined our plans to integrate the Eurologic operations. The current integration plan includes the involuntary termination or relocation of approximately 110 employees over the next six months, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. We had recorded a preliminary estimate of $3.1 million in the first quarter of fiscal 2004 for these activities. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. In the second quarter of fiscal 2004, we recorded a reduction of approximately $0.1 million to the accrued restructuring charges with a corresponding decrease to goodwill as our plans were further refined. We expect to execute the integration plan as currently designed, however, actual results and costs may differ as the plan is executed. Any further changes to our estimate of executing the currently approved plans of integration will be recorded as an increase or decrease to goodwill. As of September 30, 2003, we had utilized approximately $0.6 million of these charges. We expect the consolidation of the manufacturing operations discussed above as well as involuntary employee terminations to be substantially completed by the first half of fiscal 2005.

ICP Vortex:   On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. We paid $14.2 million in cash to acquire ICP vortex. We also incurred $0.3 million in transaction fees, including legal, valuation and accounting fees. ICP vortex is being integrated into our SSG segment.

In connection with the acquisition, we initiated a plan to integrate the ICP vortex operations. The plan includes the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. We substantially completed our plans in this regard in the second quarter of fiscal 2004 and accordingly, recorded $0.4 million related to severance and benefits related to the involuntary termination of 19 employees through the end of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. We utilized accrued severance charges of $0.1 million through September 30, 2003.

Platys:   In connection with our acquisition of Platys Communications, Inc., or Platys, in the second quarter of fiscal 2002, approximately $53.4 million of the purchase price was allocated to acquired in-process technology and was written off in fiscal 2002. We acquired certain ASIC-based iSCSI technology for IP storage solutions. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the end of fiscal 2004. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. We expect remaining costs of $5 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

Restructuring Plan

From time to time, as business conditions or other factors have changed which have required us to change or modify our strategy, we have initiated various restructuring plans. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. In this regard, in the second quarter of fiscal 2004, we initiated certain actions related primarily to our DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, consolidation of certain duplicative facilities related to our DSG segment and asset impairments associated with the identification of duplicative facilities. In addition, we took actions to streamline our SSG segment by reducing headcount and related costs.

Results of Operations

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net revenues	100%	100%	100%	100%
Cost of revenues	57	46	57	45
Gross margin	43	54	43	55
Operating expenses:
Research and development	23	34	24	31
Selling, marketing and administrative	18	28	18	25
Amortization of acquisition-related intangible assets	5	4	4	4
Write-off of acquired in-process technology	—	—	2	—
Restructuring charges	1	8	1	4
Other charges	—	1	—	0
Total operating expenses	47	75	49	64
Loss from operations	(4)	(21)	(6)	(9)
Interest and other income	4	11	28	10
Interest expense	(2)	(5)	(3)	(5)
Income (loss) from operations before provision for (benefit from) income taxes	(2)	(15)	19	(4)
Provision for (benefit from) income taxes	(2)	(2)	0	0
Net income (loss)	0%	(13)%	19%	(4)%

Business Segments.   Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, and Storage Networking Group, or SNG. See Item 1. “Business” in Part I of our Annual Report on Form 10-K for the year ended March 31, 2003 and Note 18 to Notes to the

Unaudited Condensed Consolidated Financial Statements included herein, for a detailed discussion of our reportable business segments.

Net Revenues.   Net revenues for the second quarter of fiscal 2004 were $109.2 million, an increase of 27% from net revenues of $85.7 million for the second quarter of fiscal 2003. Net revenues for the first half of fiscal 2004 were $216.5 million, an increase of 12% from net revenues of $193.6 million for the first half of fiscal 2003.

Net revenues for the second quarter of fiscal 2004 consisted of $98.3 million from the SSG segment, an increase of 38% from the second quarter of fiscal 2003, $9.6 million from the DSG segment, a decrease of 20% from the second quarter of fiscal 2003, and $1.3 million from the SNG segment, a decrease of 50% from the second quarter of fiscal 2003. Net revenues for the first half of fiscal 2004 consisted of $192.1 million from the SSG segment, an increase of 21% from the first half of fiscal 2003, $21.5 million from the DSG segment, a decrease of 24% from the first half of fiscal 2003, and $2.9 million from the SNG segment, a decrease of 55% from the first half of fiscal 2003.

Distributor-owned inventories of Adaptec branded products decreased by approximately 12% in the second quarter of fiscal 2004 from the first quarter of fiscal 2004 and decreased by approximately 18% in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

Net revenues from our SSG segment increased as a result of our acquisitions of Eurologic and ICP vortex, which contributed $17.4 million and $31.6 million to net revenues for the second quarter and the first half of fiscal 2004, respectively, as well as increased sales of our RAID products. However, the increase in sales of our RAID products was partially offset by a continued decline in sales volumes of our SCSI products. The decline in the volume of SCSI products sales was primarily attributable to a continued reduction in industry-wide demand for these products due to penetration of other lower cost solutions, such as ATA. As the market continues to transition from Ultra 160 SCSI products, a major product family of our SSG segment, to the new Ultra 320 products, we expect to see additional declines in SCSI product sales due to lower market share.

We are continuing to see a shift in our product mix towards a greater portion of RAID products as compared to SCSI products. Additionally, we have recently begun commercial shipments of our RAID enabled products based on next generation Serial ATA technology and we expect to launch our Serial Attached SCSI products in the first half of fiscal 2005. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer adoption rates for, and ultimately selling, our Serial ATA, Serial Attached SCSI and external storage solutions products to our current and new customers.

Net revenues from the DSG segment decreased for both the second quarter and first half of fiscal 2004, as compared to the corresponding periods of fiscal 2003, due to a decline in sales volumes of our SCSI-based desktop computer solutions, FireWire/1394 solutions and USB 2.0 host-bus adapters, offset partially by increased sales of digital media products launched in the second quarter of fiscal 2003. The decline in sales volume of our SCSI-based desktop computer solutions reflects a continued reduction in demand resulting from the penetration of other lower cost solutions and alternative technologies. The decline in sales volumes of our FireWire/1394 solutions and USB 2.0 host-bus adapters was caused by the continued trend to bundle these products with the OEMs’ products rather than end users purchasing the products as components at the retail level as well as seasonal buying patterns. We expect revenues from our SCSI-based desktop computer solutions, FireWire/1394 solutions and USB 2.0 host-bus adapters to continue to decline.

Net revenues from the SNG segment decreased for both the second quarter and first half of fiscal 2004 from the corresponding period of fiscal 2003 due to decline in the sales volume of our fibre channel products and NICs. A majority of the decrease was due to a decline in sales volumes of NICs and the balance due a decline in sales of fibre channel products to OEMs. The decrease was only slightly offset by revenues from sales of iSCSI HBAs introduced in the fourth quarter of fiscal 2003 and TOE NACs launched in the first quarter of fiscal 2004. We expect our SNG revenues from NICs, which represented approximately 80% of our net revenues from the SNG segment in the first half of fiscal 2004, and fibre channel products to continue to decline. Our future SNG revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer acceptance for, and ultimately selling, our iSCSI and TOE NAC products.

In the second quarter of fiscal 2004, IBM and Dell accounted for 19% and 12% of our total net revenues, respectively. In the second quarter of fiscal 2003, Dell and Hewlett-Packard accounted for 17% and 12% of our total net revenues, respectively.

Gross Margin.   As a percentage of net revenues, gross margin was 43% for both the second quarter and first half of fiscal 2004 compared to 54% and 55% from the corresponding periods of fiscal 2003. Gross margins declined in the second quarter and first half of fiscal 2004 compared to the corresponding periods of fiscal 2003 reflecting the decline in sales of our SCSI products, which carry relatively high margins, and an increase in sales of our ServeRAID products to IBM and sales of external storage solutions resulting from our acquisition of Eurologic. Our RAID products and external storage solutions generally carry lower gross margins than our SCSI products, and to the extent that revenues from these product lines continue to increase relative to revenues from our SCSI products, we would expect our gross margins to continue to be adversely impacted.

Research and Development Expense.   Research and development expense was $25.0 million, or 23% of net revenues, for the second quarter of fiscal 2004 compared to $29.4 million, or 34% of net revenues, for the second quarter of fiscal 2003. The decrease in  research and development expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys Communications, Inc., or Platys. Deferred compensation charges, which represents the vesting of restricted stock and assumed stock options and payment of unvested cash, decreased by $1.6 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Excluding the deferred compensation charges, our research and development spending decreased 11% in the second quarter of fiscal 2004 over the corresponding period of fiscal 2003. The decrease in spending, net of deferred compensation charges, was due to savings obtained through reductions in infrastructure spending and reduced headcount resulting from the restructuring programs implemented in fiscal 2003 and savings obtained by transitioning certain research and development efforts to India. However, these savings were mostly offset by additional development expenses as a result of our acquisition of Eurologic and ICP vortex and additional workforce hired to exploit the technology we acquired from Tricord Systems, Inc. in November 2002. A portion of our research and development expense fluctuates depending on the timing of major project costs such as tape-outs and IC turns. We remain committed to research and development in order to enhance technological investments in our solutions.

Research and development expense was $50.9 million, or 24% of net revenues, for the first half of fiscal 2004 compared to $60.6 million, or 31% of net revenues, for the first half of fiscal 2003. The decrease in research and development expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $3.2 million in the first half of fiscal 2004 compared to the first half of fiscal 2003. Excluding the deferred compensation charges, our research and development expense decreased 12% in the first half of fiscal 2004 over the corresponding period of fiscal 2003 primarily due to the factors described above.

Selling, Marketing and Administrative Expense.   Selling, marketing and administrative expense was $19.2 million, or 18% of net revenues, for the second quarter of fiscal 2004 compared to $23.2 million, or 28% of net revenues, for the second quarter of fiscal 2003. The decrease in selling, marketing and administrative expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $1.1 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Excluding the deferred compensation charges, our selling, marketing and administrative expense decreased 13% in the first quarter of fiscal 2004 over the corresponding period of fiscal 2003. The decrease in spending, net of deferred compensation charges, was primarily attributable to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal 2003. However, these savings were partially offset by the additional workforce brought on through our acquisitions of Eurologic and ICP vortex.

Selling, marketing and administrative expense was $39.6 million, or 18% of net revenues, for the first half of fiscal 2004 compared to $47.3 million, or 25% of net revenues, for the first half of fiscal 2003. The decrease in selling, marketing and administrative expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $2.0 million in the first half of fiscal 2004 compared to the first half of fiscal 2003. Excluding the deferred compensation charges, our selling, marketing and administrative expense decreased 13% in the first half of fiscal 2004 over the corresponding period of fiscal 2003 primarily due to the factors described above.

Amortization of Acquisition-Related Intangible Assets.   Amortization of acquisition-related intangible assets included in operating expenses for the second quarter of fiscal 2004 was $4.7 million compared to $3.7 million in the second quarter of fiscal 2003. Amortization of acquisition-related intangible assets included in operating expenses for the first half of fiscal 2004 was $9.5 million compared to $7.5 million in the first half of fiscal 2003. The increase was due to the amortization of other intangible assets of $1.0 million and $2.1 million related to the acquisitions of Eurologic and ICP vortex in the second quarter and first half of fiscal 2004, respectively.

Write-off of Acquired In-Process Technology.   In connection with our acquisition of Eurologic, approximately $3.6 million of the purchase price was allocated to acquired in-process technology and written off in the first quarter of fiscal 2004. We identified research projects of Eurologic in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increased performance while reducing the storage controller form factor. The value was determined by estimating the net cash flows from the products once commercially viable and discounting the net cash flows to their present value.

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

Net Revenues.   The estimated net revenues were based on management’s projections of the projects. The business projections were compared with and found to be in line with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2008, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of our new product introductions and those of our competitors.

Gross Margins.   Projected gross margins were based on Eurologic’s historical margins, which were in line with industry averages.

Operating Expenses.   Estimated operating expenses used in the valuation analysis of Eurologic included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Eurologic’s overall business model, an assessment of specific product results including both historical and expected direct expense levels and general industry metrics was conducted.

Research and Development Expenses.   Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 5.0% of net revenues for the in-process technologies throughout the estimation period.

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

Percentage of Completion.   The percentage of completion was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 60% complete. We expect remaining costs of approximately $1 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, results of operation and growth. Additionally, the value of the intangible assets acquired may become impaired.

Restructuring Charges.   We recorded restructuring charges of $1.5 million and $1.8 million for the second quarter and first half of fiscal 2004, respectively. We recorded restructuring charges of $7.2 million for the second quarter and first half of fiscal 2003. For a complete discussion of the fiscal 2003 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended March 31, 2003.

Second quarter of fiscal 2004:

In the second quarter of fiscal 2004, we initiated certain actions related primarily to our DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, the shutdown of the DSG’s Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. In addition, we took actions to streamline our SSG segment by reducing headcount and related costs. We expect to incur approximately $2.0 million for these restructuring plans, of which we recorded approximately $1.6 million in the second quarter of fiscal 2004. Of this amount, $1.5 million was associated with severance and benefits from terminating approximately 33 employees and $0.1 million related to the write-down of certain assets taken out of service. The remaining costs of approximately $0.4 million are associated with the Hudson facility and will be recorded in the third quarter of fiscal 2004 when the facility is completely vacated. Of the total restructuring expense incurred, approximately $0.6 million and $1.0 million related to the SSG and DSG segments, respectively. As a result of our fiscal 2004 restructuring plans, we expect to reduce our annual infrastructure spending by approximately $4 million, of which approximately 3%, 38% and 59% will be reflected as a reduction in cost of revenues, research and development expense and selling, marketing and administrative expense, respectively.

Additionally, in the second quarter of fiscal 2004, we recorded a net reduction of $0.1 million to restructuring charges. This consisted of a reduction of $0.1 million to the second quarter and fourth quarter of fiscal 2003 restructuring provisions and $0.1 million to the fourth quarter of fiscal 2002 restructuring provision as severance and benefits were lower than we originally anticipated. This was offset by an increase of $0.1 million to the fiscal 2001 restructuring provision due to additional lease costs.

First quarter of fiscal 2004:

 We recorded $0.4 million in restructuring charges during the first quarter of fiscal 2004 consisting of a net adjustment of $0.1 million to the second quarter of fiscal 2003 restructuring provision and an adjustment of $0.3 million to the first quarter of fiscal 2002 restructuring provision.

The adjustment to the second quarter of fiscal 2003 restructuring provision included an additional accrual for lease costs offset by a reduction to severance and benefits, as actual benefit costs were lower than we originally anticipated. The adjustment to the first quarter of fiscal 2002 restructuring provision consisted of additional lease costs. The additional lease costs pertain to a sublease arrangement entered in the first quarter of fiscal 2004 with a third party where the sublease payments through the end of the lease term are insufficient to cover our obligations on the facility by approximately $0.4 million.

Other Charges.   Our other charges consisted of asset impairment charges. We hold minority investments in non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. In the second quarter of fiscal 2003, we recorded an impairment charge of $0.5 million related to a decline in the value of a minority investment we deemed to be other-than-temporary.

Interest and Other Income.   Interest and other income was $4.3 million for the second quarter of fiscal 2004 compared to $9.6 million for the second quarter of fiscal 2003. The decrease in interest and other income was related to lower interest income earned on our cash, cash equivalents and marketable securities and the components of other income. Interest income decreased primarily as the result of lower cash balances and lower yields received on our investments. Other income for the second quarter of fiscal 2003 included a gain of $2.2 million related to the repurchase of $73.0 million of our 4 3/4% Convertible Subordinated Notes, or 4 3/4% Notes.

Interest and other income was $60.3 million for the first half of fiscal 2004 compared to $18.5 million for the first half of fiscal 2003. The increase in interest and other income was primarily related to the components of other income, partially offset by lower interest income earned on our cash, cash equivalents and marketable securities. Interest income decreased primarily as the result of lower cash balances and lower yields received on our investments. Other income for the first half of fiscal 2004 included a gain of $49.3 million due to the settlement with the former president of Distributed Processing Technology Corporation, or DPT, gain distributions of $0.3 million on investments and a loss of $0.8 million related to the redemption of $82.4 million of our 4 3/4% Notes. Other income for the first half of fiscal 2003 included a gain of $3.3 million related to the repurchase of $120.4 million of our 4 3/4% Notes.

We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods. Foreign currency transaction gains were $0.1 million and $0.8 million for the second quarter and the first half of fiscal 2004, respectively. Foreign currency transaction losses were $0.1 million and $0.5 million for the second quarter and the first half of fiscal 2003, respectively.

Interest Expense.   Interest expense was $2.5 million for the second quarter of fiscal 2004 compared to $4.0 million for the second quarter of fiscal 2003. Interest expense was $5.7 million for the first half of fiscal 2004 compared to $9.2 million for the first half of fiscal 2003. The decrease in interest expense for both periods was due to the reduction in the outstanding balance of our 4 3/4% Notes and the General Holdback owed to the Platys shareholders.

Income Taxes.   Our income tax benefit was $2.4 million for the second quarter of fiscal 2004 compared to an income tax benefit of $1.4 million for the second quarter of fiscal 2003. Our income tax provision was $0.3 million for the first half of fiscal 2004 compared to $1.2 million for the first half of fiscal 2003. Income tax provisions for interim periods are based on our estimated annual effective income tax rate. The tax rate for the second quarter and first half of 2004 differed from the combined United States Federal and state statutory income tax rate of 40% due to the tax treatment allowed for certain transactions that differ from financial statement reporting. For tax purposes, the gain on settlement with the former president of DPT of $49.3 million is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income. The tax rate benefit derived from the differing treatment of the DPT settlement was partially offset by the amortization of acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

Our subsidiary in Singapore is currently operating under a tax holiday. The terms of the current tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. We have received a letter of intent from the Singapore Economic Development Board, which is subject to Singapore ministerial approval, agreeing to terms for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions. We believe that the terms of the new tax holiday will not have a material impact on our effective tax rate.

Liquidity and Capital Resources

Operating Activities:   During the six-month period ended September 30, 2003 net cash provided by operating activities was $61.3 million. However, our cash, cash equivalents and marketable securities decreased by $58.9 million during the six months ended September 30, 2003. The decrease was primarily due to $29.9 million of cash used for the acquisitions of Eurologic and ICP vortex and $83.0 million paid for the redemption of the remaining 4 3/4% Notes, partially offset by cash flow from operations.

Cash provided by operating activities primarily resulted from our net income of $41.1 million, adjusted for non-cash items including depreciation and amortization of intangible assets of $26.8 million, amortization of deferred stock-based compensation of $2.4 million, write-off of in-process technology of $3.6 million in connection with our acquisition of Eurologic offset by the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million. Additionally changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic and ICP vortex, increased cash provided by operating activities by $10.1 million as is more fully discussed below:

•       During the six months ended September 30, 2003, accounts receivable decreased by $5.7 million and day sales outstanding increased to 48 at September 30, 2003 as compared to 45 at March 31, 2003. The increase in day sales outstanding reflects seasonal fluctuations and also a higher proportion of sales occurring towards the end of the second quarter of fiscal 2004.

•       Prepaid expenses and other current assets decreased $18.0 million during the six months ended September 30, 2003. The decrease was primarily due to our receipt of $16.2 million of income tax refunds.

•       Inventories increased $11.1 million during the six months-ended September 30, 2003 causing our annualized inventory turns to decrease to 7.0 at September 30, 2003 from 8.9 at March 31, 2003. As we transition the manufacturing of ServeRAID and Eurologic products to our Singapore facility, we expect to carry higher than historical levels of inventory to service customer requirements. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to ensure adequate supply and competitive lead times with the risk of inventory obsolescence and customer requirements.

•       Accrued liabilities and other long-term liabilities, excluding the impact of the DPT gain, decreased $10.5 million during the six months ended September 30, 2003. The decrease was primarily due to $4.4 million of payments made in connection with the various restructuring plans we have implemented and our $1.9 million annual payment to IBM for patent license fees. Additionally, cash flow from operations were used to satisfy $2.8 million of liabilities assumed from Eurologic.

Liquidity.   As of September 30, 2003, we had $683.4 million of cash, cash equivalents and marketable securities, of which $470.8 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

The IRS is currently auditing our tax return for fiscal 1997 and final settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. We believe that we have sufficient tax provisions for these years. We believe the final outcome of the IRS audits will not have a material adverse impact on our liquidity.

On August 1, 2003, our revolving line of credit of $20.0 million expired. No borrowings were made against this line of credit. We believe our existing working capital, together with expected cash flows from operations and available sources of equity and equipment financing, will be sufficient to support our operations through at least the next twelve months.

The following table summarizes our contractual obligations at September 30, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by Year	Remaining Six Months of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
	(in thousands)
3% Convertible Subordinated Notes	—	—	—	250,000	—	—	250,000
IBM Patent License Fees	—	1,850	—	—	—	—	1,850
Eurologic Holdback	—	3,841	—	—	—	—	3,841
Platys Holdback	4,121	—	—	—	—	—	4,121
Development Arrangements	800	700	—	—	—	—	1,500
Software Licenses	1,211	—	—	—	—	—	1,211
Operating Leases	4,918	8,287	6,043	5,007	4,040	2,828	31,123
Total	$11,050	$14,678	$6,043	$255,007	$4,040	$2,828	$293,646

We invest in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. As of September 30, 2003, the carrying value of such investments aggregates $3.1 million. We have also committed to provide additional funding of up to $0.8 million.

Recent Accounting Pronouncements

In May 2003, a consensus was reached on EITF No. 03-5, which was ratified by the FASB in August 2003. EITF No. 03-5 affirms that AICPA SOP 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. This statement is effective for new revenue arrangements entered into for reporting periods commencing after August 13, 2003.  We are currently evaluating the effect that the adoption of EITF No. 03-5, if any, will have on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently affect our financial position and results of operations.

In January 2003, the FASB issued FIN 46, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position and results of operations.

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

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly. Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in the first half of fiscal 2004, our operating results were materially affected by unusual charges, including the following:

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

Due to the factors summarized above, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In the event that our operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

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

Because our sales are made by means of standard purchase orders rather than long-term contracts, if demand for our customers’ products declines or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us or reduce their levels of purchases from us. The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our customers have from time to time in the past canceled or rescheduled shipments previously ordered from us, and we cannot assure you that they will not do so in the future. In addition, because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all. Historically, backlog has not been a significant factor for us, and we have set our operating budget based on forecasts of future revenues. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

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

The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions or strategic alliances could cause significant diversions of management time and resources. If we acquire new businesses, products or technologies in the future, we may be required to assume contingent liabilities and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill and/or other intangible assets. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or strategic alliances. These transactions may adversely affect our business, financial position and operating results.

If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges. In the second quarter of fiscal 2004, in the second and fourth quarters of fiscal 2003 and the first and fourth quarters of fiscal 2002, we implemented restructuring plans to reduce our operating costs and recorded restructuring charges of $1.8 million, $14.3 million and $10.0 million in the first half of fiscal 2004 and fiscal years 2003 and 2002, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Demand for our products would likely be negatively affected if demand in the server and network storage markets declines. Our business or operating results would be adversely affected by a decline in demand for our products. For example, for the first time in several years, the demand in the server market declined slightly in fiscal 2002 and fiscal 2003, which contributed to a decline in our net revenues. We cannot predict when and if server sales growth will increase. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion. In April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we acquired Platys, a development stage company with insignificant revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive. While we are focusing on solutions employing iSCSI technology for this market, other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance is delayed due to the continuing global slowdown in technology spending. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers’ products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

If we do not provide adequate support during our customers’ design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competition. Certain of our products are designed to meet our customers’ specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers’ design and development stage, our customers may choose to buy similar products from another company.

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

In particular, a majority of our revenues are currently derived from products based on the SCSI standards. If consumer acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results. For example, we believe that changes in consumers’ perceptions of the relative merits of SCSI-based products and competing products incorporating lower-cost solutions, such as ATA, have adversely affected our sales since fiscal 1998 and are likely to affect our future sales.

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

•       Product costs

•       Timely completion and introduction of new product designs

•       Quality of new products

•       Differentiation of new products from those of our competitors and

•       Market acceptance of our products.

Our product life cycles in each of our segments may be as brief as 12 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results. For example, sales of our SCSI-based products in our DSG segment have declined in recent periods due to the availability of lower-cost desktop solutions. In addition, our SNG segment is focused on developing 1-gigabit TOE NACs, which are expected to offer faster performance and result in improved return on investment for our customers. While we focus on TOE technology, we expect our SNG revenues from our 10/100 NICs will continue to decline as OEMs transition their product lines to the 1-gigabit NIC products. To the extent that our TOE technology is not selected for design or integration by OEMs, our business and future financial results could be adversely affected.

We have also recently introduced RAID enabled products based on the next generation Serial ATA technology. We will not succeed in generating significant revenue from our new Serial ATA technology products if the market does not adapt to this new technology, which would, over time, adversely affect our net revenues and operating results.

If we are unable to compete effectively, our net revenues could be adversely affected. The markets for all of our products are intensely competitive and are characterized by the following:

•       Rapid technological advances

•       Frequent new product introductions

•       Evolving industry standards and

•       Price erosion.

Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, in our SSG segment, we face intense competition in the transition from products employing Ultra 160 technology to solutions employing Ultra 320 technology. We must also integrate the recently acquired Eurologic operations. Our future success will depend on the level of acceptance of Eurologic products by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage solutions.

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

Product quality problems could lead to reduced revenues and gross margins. We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software often contains “bugs” which can unexpectedly interfere with expected operations. We cannot assure you that our pre-shipment testing programs will be adequate to detect all defects which might interfere with customer satisfaction, reduce sales opportunities, or affect our gross margins if the cost of remedying the problems exceed reserves established for that purpose. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and margins.

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position. If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies’ chip supply shortages, which reduced the demand for our SSG products. This negatively affected our revenues in the first half of fiscal 2001. Similar shortages of components used in our customers’ products could adversely affect our net revenues and financial results in future periods.

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

We currently purchase all of the finished production silicon wafers used in our products from wafer suppliers, and if they fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations. Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products through our agreements with Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

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

If our manufacturing demand for silicon wafers falls below our projections, we may not be able to fully utilize our prepayments to TSMC, which could adversely affect our results of operations and financial position. From time to time, we have entered into “take or pay” contracts that have committed us to purchase specific wafer quantities over extended periods based on our projected needs. In addition, we have made advance payments to TSMC in order to secure guaranteed wafer capacity. If our demand for wafer units falls below our projections, we may not be able to fully utilize our advance payments. The unused portion of the advance payments may be impaired and written off as an asset impairment charge, which would adversely affect our financial results.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings. We derived approximately 42% of our net revenues for the first half of fiscal 2004 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

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

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business. In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The expansion of high technology companies in Silicon Valley, where we predominately operate our business, has increased demand for experienced management, technical, marketing and support personnel, and despite the economic slowdown, competition for their talents remains intense. In addition, with the exception of a few employees with whom we entered into employment agreements in connection with acquisition transactions, we do not have employment contracts with our key employees, including any of our executive officers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

Our international operations involve risks, and may be subject to political or other non-economic barriers to our being able to sell our products in certain countries, local economic conditions that reduce demand for our products among our target market, and potential disruption in the supply of necessary components. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, changes in import/export regulations, tariffs and freight rates. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People’s Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target market or expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenue and operate effectively.

The recent outbreak of SARS in the Asia-Pacific region and its continued spread could harm sales of our products. The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam affected sales of our products in the first quarter of fiscal 2004. While the recent outbreak of SARS appears to be contained, a recurrence of this illness could adversely affect our net revenues.

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

If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively. Although we actively maintain and defend our intellectual property rights, we may be unable to adequately protect our proprietary rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Because we conduct a substantial portion of our operations in Singapore and other locations outside of the United States and sell to a worldwide customer base, we are more dependent on our ability to protect our intellectual property in international environments than would be the case if a larger portion of our operations were domestic.

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources. From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM’s patents through June 30, 2007. In consideration, we are paying, in annual installments, an aggregate patent fee of $13.3 million, and we granted IBM a license to use all of our patents for the same period. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

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

If we repatriate cash from our foreign subsidiaries, we may incur additional income taxes which would negatively affect our results of operations and financial condition. We held $470.8 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at September 30, 2003. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we could incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position. Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the current tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. We have received a letter of intent from the Singapore Economic Development Board, subject to Singapore ministerial approval, agreeing to terms for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions. If the extension for the tax holiday is not finalized or if we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results.

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

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention. From time to time we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial position.

We finance our capital expenditure needs from operating cash flows and capital market financing, and if we need to seek additional financing, it may not be available on favorable terms. In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we rely on operating cash flows and capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

We are exposed to fluctuations in foreign currency exchange rates. Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-United States currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar-denominated operating expenses in Europe and Asia. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003. Additionally, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Singapore and Ireland manufacturing facilities. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

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

We may have potential business conflicts of interest with Roxio with respect to our past and ongoing relationships, and we may not resolve these conflicts on terms favorable to us. Conflicts of interest may arise between Roxio and us in areas relating to our past and ongoing relationship, including:

•       Tax, indemnification and other matters arising from the separation; and

•       Intellectual property matters

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

We may encounter natural disasters, which could cause disruption to our employees or interrupt the manufacturing process for our products. Our operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenues and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could cause disruption to our employees or interrupt the manufacturing process, which could affect TSMC’s ability to supply wafers to us, which could negatively affect our business and financial results. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our net revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended March 31, 2003.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on August 21, 2003, in our principal executive offices located in Milpitas, California. Of the total 108,081,742 shares of our common stock outstanding as of the record date, 96,914,283 shares (90%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld
Carl J. Conti	93,348,877	3,565,406
Victoria L. Cotton	91,232,727	5,681,556
Lucie J. Fjeldstad	66,667,287	30,246,996
Joseph S. Kennedy	93,375,298	3,538,985
Ilene H. Lang	66,696,498	30,217,785
Robert J. Loarie	66,700,887	30,213,396
Robert N. Stephens	93,338,982	3,575,301
Douglas E. Van Houweling	93,377,014	3,537,269

The stockholders approved an amendment to our 1986 Employee Stock Purchase Plan and reserved for issuance thereunder an additional 5,000,000 shares, for a total of 15,600,000 shares. The proposal received 84,682,768 affirmative votes, 10,001,018 negative votes, 2,230,497 abstentions and no broker non-votes.

In addition, our stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ended March 31, 2004. The proposal received 68,029,425 affirmative votes, 28,765,739 negative votes, 119,119 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit Number	Description
Exhibit 3.01	Bylaws of the Registrant, as amended on June 11, 2003.
Exhibit 10.01	1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

(b)          Reports on Form 8-K:

We did not file any current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.

By:	/s/ MARSHALL L. MOHR
	Marshall L. Mohr Vice President and Chief Financial Officer (principal financial officer)	Date: October 31, 2003

By:	/s/ KENNETH B. AROLA
	Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: October 31, 2003

EXHIBIT INDEX

Exhibit 3.01	Bylaws of the Registrant, as amended on June 11, 2003.
Exhibit 10.01	1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.