Form 10-Q
period 2003-12-31
ADAPTEC INC
filed 2004-02-09
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003 or
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

Yes ☒    No ☐

        The number of shares of Adaptec's common stock outstanding as of January 26, 2004 was 109,090,565.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands, except per share amounts)
Net revenues	$115,143	$108,964	$331,628	$302,519
Cost of revenues	68,539	60,929	192,716	147,732

Gross profit	46,604	48,035	138,912	154,787

Operating expenses:
Research and development	24,899	28,542	75,831	89,161
Selling, marketing and administrative	19,653	22,747	59,229	70,038
Amortization of acquisition-related intangible assets	4,530	3,742	14,067	11,229
Write-off of acquired in-process technology	—	—	3,649	—
Restructuring charges	878	—	2,704	7,139
Other charges	—	—	—	528

Total operating expenses	49,960	55,031	155,480	178,095

Loss from operations	(3,356)	(6,996)	(16,568)	(23,308)
Interest and other income	3,037	7,304	63,348	25,772
Interest expense	(2,322)	(3,653)	(8,010)	(12,838)

Income (loss) before provision for income taxes	(2,641)	(3,345)	38,770	(10,374)
Provision for income taxes	372	110	720	1,347

Net income (loss)	$(3,013)	$(3,455)	$38,050	$(11,721)

Net income (loss) per share:
Basic	$(0.03)	$(0.03)	$0.35	$(0.11)
Diluted	$(0.03)	$(0.03)	$0.33	$(0.11)
Shares used in computing net income (loss) per share:
Basic	108,858	107,059	108,408	106,529
Diluted	108,858	107,059	126,578	106,529

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2003	March 31, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$160,242	$149,373
Marketable securities	584,531	592,929
Restricted marketable securities	5,543	7,429
Accounts receivable, net	51,625	50,137
Inventories	50,772	23,496
Deferred income taxes	31,353	29,947
Prepaid expenses	17,036	15,012
Other current assets	10,083	24,603

Total current assets	911,185	892,926
Property and equipment, net	73,243	79,316
Restricted marketable securities, less current portion	8,101	7,360
Goodwill	64,209	53,854
Other intangible assets, net	40,698	47,395
Other long-term assets	16,142	22,128

Total assets	$1,113,578	$1,102,979

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,020	$29,136
Accrued liabilities	113,996	136,025
4 3/4% Convertible Subordinated Notes	—	82,445

Total current liabilities	146,016	247,606
3/4% Convertible Senior Subordinated Notes	225,000	—
3% Convertible Subordinated Notes	125,821	250,000
Other long-term liabilities	1,712	2,596
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock	109	108
Additional paid-in capital	149,203	178,580
Deferred stock-based compensation	(3,532)	(8,114)
Accumulated other comprehensive income, net of taxes	2,786	3,790
Retained earnings	466,463	428,413

Total stockholders' equity	615,029	602,777

Total liabilities and stockholders' equity	$1,113,578	$1,102,979

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine-Month Period Ended
	December 31, 2003	December 31, 2002
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$38,050	$(11,721)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring charges	105	1,851
Write-off of acquired in-process technology	3,649	—
Stock-based compensation	3,259	8,343
Loss (gain) on extinguishment of debt	3,734	(3,297)
Non-cash portion of DPT settlement gain	(18,256)	—
Depreciation and amortization	40,743	34,648
Deferred income taxes	(5,895)	1,221
Other items	239	688
Changes in assets and liabilities	3,006	8,203

Net Cash Provided by Operating Activities	$68,634	$39,936

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(29,884)	—
Payment of general holdback in connection with acquisition of Platys	(195)	(10,640)
Purchases of other investments	—	(1,000)
Purchases of property and equipment	(5,859)	(6,177)
Purchases of restricted marketable securities	(7,915)	—
Maturities of restricted marketable securities	3,750	3,750
Purchases of marketable securities	(530,390)	(653,094)
Sales of marketable securities	455,145	444,155
Maturities of marketable securities	78,918	108,936

Net Cash Used for Investing Activities	(36,430)	(114,070)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes, net of issuance costs of $6,750.	218,250	—
Repurchases and redemption of convertible notes	(207,243)	(116,313)
Purchase of convertible bond hedge	(64,140)	—
Proceeds from issuance of warrant	30,390	—
Proceeds from issuance of common stock	4,130	4,466
Installment payments on acquisition of software licenses	(3,633)	(1,211)

Net Cash Used for Financing Activities	(22,246)	(113,058)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	911	457

Net Increase (Decrease) in Cash and Cash Equivalents	10,869	(186,735)
Cash and Cash Equivalents at Beginning of Period	149,373	331,324

Cash and Cash Equivalents at End of Period	$160,242	$144,589

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively the "Company") have been prepared on a consistent basis with the March 31, 2003 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003, which was filed with the SEC on June 26, 2003. The third quarters of fiscal 2004 and fiscal 2003 ended December 26, 2003 and December 27, 2002, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the third quarter and first nine months of fiscal 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The glossary of acronyms commonly used in the Company's industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 21.

2. Recent Accounting Pronouncements

        In November 2003, the EITF reached a consensus on EITF 03-1. EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 is not anticipated to have a material impact on the Company's financial position or results of operations.

        In May 2003, a consensus was reached on EITF No. 03-5, which was ratified by the FASB in August 2003. EITF No. 03-5 affirms that AICPA SOP 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. This statement is effective for new revenue arrangements entered into for reporting periods commencing after August 13, 2003. The adoption of EITF No. 03-5 did not materially affect the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently affect the Company's financial position or results of operations.

        In January 2003, the FASB issued FIN 46—an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company in the fourth quarter of fiscal 2004. The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future financial position or results of operations.

        In November 2002, the EITF reached a consensus on EITF No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position and results of operations.

3. Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44 and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's Employee Stock Purchase Plan ("ESPP"), collectively called "options" for all periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$(3,013)	$(3,455)	$38,050	$(11,721)
Add: Deferred stock-based compensation expense included in reported net income (loss), net of taxes	892	1,219	2,991	3,726
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of taxes	(6,025)	(8,826)	(21,186)	(27,249)

Pro forma net income (loss)	$(8,146)	$(11,062)	$19,855	$(35,244)

Basic net income (loss) per share:
As reported	$(0.03)	$(0.03)	$0.35	$(0.11)
Pro forma	$(0.07)	$(0.10)	$0.18	$(0.33)
Diluted net income (loss) per share:
As reported	$(0.03)	$(0.03)	$0.33	$(0.11)
Pro forma	$(0.07)	$(0.10)	$0.18	$(0.33)

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

        The fair value of options granted in the third quarter and first nine months of fiscal 2004 and 2003, as reported were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Employee Stock Option Plans:
Expected life (in years)	2.9	4.0	2.3 - 3.0	4.0
Risk-free interest rates	2.3%	2.4%	1.5% - 2.3%	2.4%
Expected volatility	61%	76%	61% - 66%	76%
Dividend yield	—	—	—	—
Director Option Plans:
Expected life (in years)	2.5	5.0	2.5	5.0
Risk-free interest rates	2.1%	2.8%	2.1%	2.8%
Expected volatility	62%	78%	62%	78%
Dividend yield	—	—	—	—
ESPP:
Expected life (in years)	—	—	0.5 - 2.0	0.5
Risk-free interest rates	—	—	1.1% - 1.8%	1.1%
Expected volatility	—	—	39% - 66%	76%
Dividend yield	—	—	—	—

4. Business Acquisitions

        During the first quarter of fiscal 2004, the Company purchased Eurologic Systems Group Limited ("Eurologic") and ICP vortex Computersysteme GmbH ("ICP vortex"). The acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between the Company's accounting policies and those of Eurologic and ICP vortex.

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

        Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2003 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        Earn-out Payments:    The Company also committed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash, also referred to as earn-out payments. The earn-out payments become payable if certain revenue levels are achieved by the acquired Eurologic business, in the period from July 1, 2003 through June 30, 2004. The earn-out payments, if any, will be recorded as purchase price adjustments in the period in which the attainment of the milestones become probable and the contingent consideration becomes determinable. Based on the Company's current projections, attainment of the milestones is not probable and accordingly, there has been no accrual for the earn-out payment at December 31, 2003.

        The preliminary allocation of the Eurologic purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management's estimates of fair value. The allocation of the purchase price may be subject to change based on final estimates of fair value.

Cash	$3,321
Accounts receivable	10,624
Inventory	4,066
Other current assets	2,107
Property and equipment	2,835

Total assets acquired	22,953
Accounts payable	(7,292)
Current liabilities	(8,366)

Total liabilities assumed	(15,658)

Net tangible assets acquired	$7,295

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$7,295
Acquired in-process technology	3,649
Goodwill	9,398
Other intangible assets:
Core technology	5,046
Covenants-not-to-compete	148
Customer relationships	880
Trade name	1,476
Current backlog	395

7,945

Net assets acquired	$28,287

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

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Eurologic included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Eurologic's overall business model, an assessment of specific product results, including both historical and expected direct expense levels and general industry metrics, was conducted.

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

        Percentage of Completion.    The percentage of completion was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 60% complete. The Company expects remaining costs of approximately $0.4 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to the Company due to rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact the Company's future sales, results of operations and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Acquisition-Related Restructuring:    During the third quarter of fiscal 2004, the Company refined its plans to integrate the Eurologic operations. The current integration plan includes the involuntary termination or relocation of approximately 110 employees through March 31, 2004, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to the Company's manufacturing facility in Singapore. The Company had recorded a preliminary estimate of $3.1 million in the first quarter of fiscal 2004 for these activities. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. In the second quarter and third quarter of fiscal 2004, the Company recorded adjustments of approximately $0.1 million and $0.3 million, respectively, to the accrued restructuring charges with a corresponding change to goodwill as its plans were further refined. The Company expects to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed. Any further changes to the Company's estimate of executing the currently approved plans of integration will be recorded as an increase or decrease to goodwill. As of December 31, 2003, the Company had utilized approximately $1.3 million of these charges. The Company expects the consolidation of the manufacturing operations discussed above as well as involuntary employee terminations to be substantially completed by the first quarter of fiscal 2005.

        The activity in the accrued restructuring reserve related to the acquisition-related restructuring plan was as follows for the first nine months of fiscal 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Eurologic Acquisition-Related Restructuring Plan:
Restructuring Provision:
Severance and benefits	$2,813	$—	$2,813
Accrued lease costs	—	297	297

Total	2,813	297	3,110
Cash Paid	(252)	(28)	(280)

Reserve balance at June 30, 2003	2,561	269	2,830
Adjustments	(89)	11	(78)
Cash paid	(280)	(30)	(310)

Reserve balance at September 30, 2003	2,192	250	2,442
Adjustments	260	74	334
Cash paid	(695)	(32)	(727)
Non-cash charges	—	(26)	(26)

Reserve balance at December 31, 2003	$1,757	$266	$2,023

        Pro forma financials have not been presented for the third quarter and first nine months of fiscal 2004 as the results of Eurologic have been included in our financial statements from April 2, 2003. Pro forma financial results for the third quarter and first nine months of fiscal 2003, as if the Company had acquired Eurologic at the beginning of the periods, after applying certain adjustments, including amortization of acquired other intangible assets, would have been as follows:

	Three-Month Period Ended	Nine-Month Period Ended
	December 31, 2002	December 31, 2002
	(in thousands, except per share amounts)
Net revenues	$122,167	$340,881
Net loss	(7,603)	(26,698)
Net loss per share:
Basic	$(0.07)	$(0.25)
Diluted	$(0.07)	$(0.25)

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

Cash	$2,850
Accounts receivable	2,961
Inventory	2,015
Other current assets	3,087
Property and equipment	1,458

Total assets acquired	12,371
Accounts payable	(722)
Current liabilities	(2,573)
Long-term liabilities	(400)

Total liabilities assumed	(3,695)

Net tangible assets acquired	$8,676

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$8,676
Goodwill	957
Other intangible assets:
Core technology	3,630
Customer relationships	410
Trade name	830
Royalties	60

4,930

Net assets acquired	$14,563

        The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The core technology and trade name are being amortized over an estimated useful life of three years, the customer relationships are being amortized over four years and the royalties were amortized through the end of the third quarter of 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of ICP vortex, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

        In connection with the acquisition, the Company initiated a plan to integrate the ICP vortex operations. The plan includes the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The Company substantially finalized its plans in the second quarter of fiscal 2004 and accordingly, recorded $0.4 million of severance and benefits related to the involuntary termination of 19 employees through the end of fiscal 2004. The acquisition-related restructuring liabilities will be accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. Any changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. The Company utilized accrued severance charges of $0.2 million through December 31, 2003.

        Pro forma results of operations have not been presented because the results of operations for ICP vortex during the periods prior to the acquisition were not material to the Company's consolidated results of operations.

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

        As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. In fiscal 2003, the Company was notified of certain claims submitted by former Platys employees and consultants related to activities prior to the acquisition of Platys by the Company. During fiscal 2003 and the first nine months of fiscal 2004, the Company paid $10.7 million and $0.2 million, respectively, of the General Holdback to the former Platys shareholders or for the settlement of certain claims on their behalf. In December 2003, the Company also committed to pay an additional $3.4 million of the General Holdback to settle certain claims. The remaining $0.7 million of the General Holdback will be paid to the Platys shareholders upon resolution of the outstanding claims, except for funds necessary to provide for liabilities with respect to the claims submitted by the former Platys employees and consultants.

5. Balance Sheets Details

  Inventories:

	December 31, 2003	March 31, 2003
	(in thousands)
Raw materials	$19,125	$6,034
Work-in-process	5,856	5,458
Finished goods	25,791	12,004

Total	$50,772	$23,496

  Accrued Liabilities:

	December 31, 2003	March 31, 2003
	(in thousands)
Tax related	$67,110	$72,687
Acquisition related	10,842	25,744
Accrued compensation and related taxes	19,524	21,991
Other	16,520	15,603

Total	$113,996	$136,025

6. Goodwill and Other Intangible Assets

  Goodwill:

        Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2004 was as follows:

	SSG	SNG	Total
	(in thousands)
Balance at March 31, 2003	$8,187	$45,667	$53,854
Goodwill acquired	9,824	—	9,824
Goodwill adjustments	531	—	531

Balance at December 31, 2003	$18,542	$45,667	$64,209

        Goodwill increased by approximately $9.8 million as a result of our acquisitions of Eurologic and ICP vortex in the first quarter of fiscal 2004 (Note 4). In the second quarter and third quarters of fiscal 2004, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for both Eurologic and ICP vortex.

  Other Intangible Assets:

	December 31, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$62,330	$(49,025)	$53,654	$(37,514)
Covenants-not-to-compete	4,818	(3,688)	4,670	(2,464)
Customer relationships	1,290	(228)	—	—
Trade name	2,306	(709)	—	—
Backlog and royalties	455	(455)	—	—

Subtotal	71,199	(54,105)	58,324	(39,978)
Intellectual property assets	43,892	(20,288)	43,892	(14,843)

Total	$115,091	$(74,393)	$102,216	$(54,821)

        Other intangible assets increased by approximately $12.9 million as a result of our acquisitions of Eurologic and ICP vortex in the first quarter of fiscal 2004 (Note 4). Amortization of other intangible assets was $6.4 million and $5.5 million for the third quarters of fiscal 2004 and 2003, respectively. Amortization of other intangible assets was $19.5 million and $14.5 million for the first nine months of fiscal 2004 and 2003, respectively.

        The annual amortization expense of the other intangible assets that existed as of December 31, 2003, is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2004 (remaining three months)	$2,299	$1,782
2005	8,290	7,005
2006	4,637	6,670
2007	1,854	6,316
2008	14	1,831

Total	$17,094	$23,604

7. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. No borrowings were outstanding under the line of credit during the first nine months of fiscal 2004. The Company was charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. The Company did not renew the line of credit upon its expiration in August 2003.

8. Convertible Notes

        In December 2003, the Company issued $225.0 million of 3/4% Convertible Senior Subordinated Notes ("3/4% Notes") due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds to the Company from the offering of the Notes were $218.2 million.

        The 3/4% Notes are convertible at the option of the holders into shares of the Company's common stock, par value $0.001 per share, only under the following circumstances: (1) prior to December 22, 2021, on any date during a fiscal quarter if the closing sale price of the Company's common stock was more than 120% of the then current conversion price of the 3/4% Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) on or after December 22, 2021, if the closing sale price of the Company's common stock was more than 120% of the then current conversion price of the 3/4% Notes, (3) if the Company elects to redeem the 3/4% Notes, (4) upon the occurrence of specified corporate transactions or significant distributions to holders of the Company's common stock occur or (5) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the 3/4% Notes was less than 98% of the average of the sale price of the Company's common stock during such five-day trading period multiplied by the 3/4% Notes then current conversion rate. Subject to the above conditions, each $1,000 principal amount of 3/4% Notes is convertible into approximately 85.4409 shares (equivalent to an initial conversion price of approximately $11.704 per share of common stock).

        The Company may redeem some or all of the 3/4% Notes for cash on December 22, 2008 at a redemption price equal to 100.25% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. After December 22, 2008, the Company may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date.

        Each holder of the 3/4% Notes may require the Company to purchase all or a portion of their 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require the Company to purchase all or a portion of their 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the Indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest.

        The Company will pay cash interest on the 3/4% Notes at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year, commencing on June 22, 2004. Debt issuance costs are amortized to interest expense over 5 years. The 3/4% Notes rank senior in right of payment to the 3% Convertible Subordinated Notes due 2007 ("3% Notes"). The 3/4% Notes rank junior in right of payment and are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. At December 31, 2003, $1.7 million was classified as short-term marketable securities due within one year and $6.2 million was classified as long-term due within four years.

        The Company has agreed to file a shelf registration statement for the resale by investors of the 3/4% Notes and the common stock issuable upon conversion of the 3/4% Notes. The issuance and sale of the 3/4% Notes and the subsequent offering of the 3/4% Notes by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder.

        In the first quarter of fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Convertible Subordinated Notes ("4 3/4% Notes") for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). In the third quarter of fiscal 2004, the Company utilized $124.2 million of the net proceeds from the issuance of 3/4% Notes to repurchase $124.2 million in aggregate principal amount of the 3% Notes resulting in a loss on extinguishment of debt of $2.9 million (including unamortized debt issuance costs of $2.9 million).

        In the first nine months of fiscal 2003, the Company repurchased 4 3/4% Notes with a book value of $120.4 million for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). The gain (loss) on extinguishment of debt has been included in "Interest and other income" in the Company's Unaudited Condensed Consolidated Statement of Operations (Note 11).

9. Equity Transactions

Convertible Bond Hedge

        Concurrent with the issuance of the 3/4% Notes, the Company entered into a convertible bond hedge transaction with an affiliate of one of the initial purchasers of the 3/4% Notes. Under the convertible bond hedge arrangement, the counterparty agreed to sell to the Company up to 19.2 million shares of the Company's common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at the Company's option either in cash or net shares and expires in December 2008. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving a number of shares of its common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the convertible bond hedge transaction, the amount of cash or net shares potentially received by the Company will depend upon then existing overall market conditions, and on the Company's stock price, the volatility of the Company's stock and the amount of time remaining on the convertible bond hedge. The convertible bond hedge transaction cost of $64.1 million has been accounted for as an equity transaction in accordance with EITF No. 00-19.

Warrants

        During the fourth quarter of fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share. The warrant expires in December 2008. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis or for cash. As of December 31, 2003, the warrant had not been exercised and remained outstanding. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million has been classified as equity because it meets all the equity classification criteria of EITF 00-19. The separate warrant and convertible bond hedge transactions have the potential of limiting the dilution associated with the conversion of the Notes from approximately 19.2 million to as few as 12.1 million shares.

Stock Plans

        ESPP:    During the second quarter of fiscal 2004, the Company's stockholders amended the 1986 ESPP to increase the number of shares reserved for issuance thereunder by 5,000,000 shares to a total of 15,600,000 authorized shares.

        Eurologic Stock Option Plan:    In connection with the acquisition of Eurologic in the first quarter of fiscal 2004 (Note 4), each outstanding stock option under the Eurologic Stock Option Plan was converted into an option to purchase shares of the Company's common stock at a ratio of 0.3472. As a result, outstanding options to purchase 498,789 shares of the Company's common stock were assumed. No further options may be granted under the Eurologic Stock Option Plan.

10. Guarantees

  Intellectual Property Indemnification Obligations

        The Company has entered into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

  Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in the first nine months of fiscal 2004. The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations that it assumed in conjunction with its acquisition of Distributed Processing Technology Corporation ("DPT"). The Company recorded $0.4 million of warranty costs in the third quarter associated with these claims. Please refer to Note 14 for further discussion of this matter.

        A reconciliation of the changes to the Company's warranty accrual for the first nine months of fiscal 2004 and 2003 was as follows:

	Nine-Month Period Ended
	December 31, 2003	December 31, 2002
	(in thousands)
Balance at beginning of period	$1,343	$1,516
Warranties assumed	120	—
Warranties provided	3,244	3,041
Actual costs incurred	(3,051)	(3,057)

Balance at end of period	$1,656	$1,500

11. Interest and Other Income

        The components of interest and other income for the third quarter and first nine months of fiscal 2004 and 2003, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands)
Interest income	$4,010	$7,464	$14,689	$23,143
Gain on settlement with former president of DPT	—	—	49,256	—
Gain (loss) on extinguishment of debt	(2,944)	—	(3,734)	3,297
Foreign currency transaction gains (losses)	877	(160)	1,719	(668)
Interest on Federal and State tax refunds	1,094	—	1,094	—
Gain on investments	—	—	324	—

Total	$3,037	$7,304	$63,348	$25,772

        In December 1999, the Company purchased DPT. As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount"), from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. The Holdback Amount was included in "Accrued liabilities" in the Consolidated Balance Sheets at March 31, 2003. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. In addition, certain DPT products were found to be defective. In December 2000, the Company filed a claim against the DPT stockholders for the entire Holdback Amount of $18.5 million. In January 2001, the DPT stockholders notified the Company as to their objection to its claim. Under the terms of the purchase agreement, the Company's claim was submitted to arbitration. Thereafter, the Company also filed court proceedings against Steven Goldman, the principal shareholder and former president of DPT alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. Those claims were ordered submitted to arbitration. In April 2003, the arbitrator issued a partial decision in the Company's favor for

$50.0 million, including the remaining balance of the Holdback Amount, related to the Company's claim of negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

12. Restructuring Charges

        The Company recorded charges of $0.9 million and $2.7 million for restructuring of operations and other items for the third quarter and first nine months of fiscal 2004, respectively. The Company recorded charges of $7.1 million for restructuring of operations for the first nine months of fiscal 2003.

        Third Quarter of Fiscal 2004 Restructuring Plan:    In the third quarter of fiscal 2004, the Company initiated actions to consolidate research and development resources primarily in its SSG segment. The Company recorded restructuring charges of $0.4 related to severance and benefits of 12 employees based in the United States. The expenses associated with the restructuring plan are included in "Restructuring charges" in the Unaudited Consolidated Statements of Operations. The Company does not expect to incur any further charges in connection with this restructuring plan.

        Second Quarter of Fiscal 2004 restructuring plan:    In the second quarter of fiscal 2004, the Company initiated certain actions related primarily to its DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, the shutdown of the DSG's Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. In addition, the Company took actions to streamline its SSG segment by reducing headcount and related costs. The Company recorded approximately $1.6 million in the second quarter of fiscal 2004, of which $1.5 million was associated with severance and benefits from terminating approximately 33 employees and $0.1 million related to the write-down of certain assets taken out of service.

        In the third quarter of fiscal 2004, the Company recorded restructuring charges of $0.6 million as a result of vacating the Hudson facility. This completes the DSG restructuring initiated in the second quarter of fiscal 2004. Restructuring charges incurred to date related to the second quarter of fiscal 2004 restructuring plan are $2.2 million. Of the total restructuring expense incurred, approximately $0.6 million and $1.6 million related to the SSG and DSG segments, respectively.

        The Company also implemented restructuring plans in fiscal 2003, 2002, and 2001. For a complete discussion of all restructuring actions implemented in fiscal 2003, 2002 and 2001, please refer to the notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

        The activity in the accrued restructuring reserves related to all of the plans, excluding acquisition-related plans (Note 4) was as follows for the first nine months of fiscal 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2003	$3,251	$2,005	$5,256
Provision adjustment(1)	(50)	398	348
Cash paid	(2,691)	(272)	(2,963)

Reserve balance at June 30, 2003	510	2,131	2,641
Q2'04 restructuring plan	1,486	86	1,572
Provision adjustment(2)	(124)	30	(94)
Cash paid	(457)	(247)	(704)
Non-cash charges	—	(66)	(66)

Reserve balance at September 30, 2003	1,415	1,934	3,349
Q3'04 restructuring plan	428	—	428
Provision adjustment(3)	(129)	579	450
Cash paid	(953)	(210)	(1,163)
Non-cash charges	—	(39)	(39)

Reserve balance at December 31, 2003	761	2,264	3,025

(1)
Consists of a net adjustment of $0.1 million to the second quarter of fiscal 2003 restructuring provision and an adjustment of $0.3 million to the first quarter of fiscal 2002 restructuring provision. The adjustment to the second quarter of fiscal 2003 restructuring provision included an additional accrual for lease costs offset by a reduction to severance and benefits, as actual benefit costs were lower than originally anticipated. The adjustment to the first quarter of fiscal 2002 restructuring provision consisted of additional lease costs pertaining to a sublease arrangement with a third party where the sublease payments through the end of the lease term were insufficient to cover the Company's obligations on the facility.

(2)
Consists of a reduction of $0.1 million to the second quarter and fourth quarter of fiscal 2003 restructuring provisions and $0.1 million to the fourth quarter of fiscal 2002 restructuring provision as severance and benefits were lower than originally anticipated. This was offset by an increase of $0.1 million to the fiscal 2001 restructuring provision due to additional lease costs.

(3)
Consists of an accrual of $0.6 million to the second quarter of fiscal 2004 restructuring provision related to vacating the Hudson facility as described above and a reduction of $0.1 million to the fourth quarter of fiscal 2003 restructuring provision as severance and benefits were lower than originally anticipated.

        The Company anticipates that the remaining restructuring reserve balance of $3.0 million will be substantially paid by the first quarter of fiscal 2009. The longer term payments relate to lease obligations and are reflected in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheet, with the remaining restructuring reserve balance included in "Accrued liabilities."

13. Other Charges

        Other charges consisted of asset impairment charges. The Company holds minority investments in non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company recorded an impairment charge of $0.5 million in the first nine months of fiscal 2003 related to a decline in the value of a minority investment deemed to be other-than-temporary.

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

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on its financial position or results of operations, as it believes that it has meritorious defenses against the asserted deficiencies and any proposed adjustments and has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

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

        The Company is a party to other litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

15. Income Taxes

        Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. In the third quarter of fiscal 2004, the Company recorded an income tax provision of $0.4 million on a pre-tax loss of $2.6 million. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40%, due to the tax treatment allowed for certain transactions that differ from financial statement reporting. For tax purposes, the gain on settlement with the former president of DPT of $49.3 million is treated as an adjustment to the tax basis of the DPT common stock acquired and does not result in taxable income. The tax rate benefit derived from the differing treatment of the DPT settlement was partially offset by the amortization of acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

16. Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock options and warrants, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

        A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands, except per share amounts)
Numerators:
Net income (loss)	$(3,013)	$(3,455)	$38,050	$(11,721)
Adjustment for interest expense on 3% Notes, net of taxes	—	—	4,120	—

Adjusted net income (loss)	$(3,013)	$(3,455)	$42,170	$(11,721)

Denominators:
Weighted average shares outstanding—basic	108,858	107,059	108,408	106,529
Effect of dilutive securities:
Employee stock options	—	—	1,992	—
3% Notes	—	—	16,178	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	108,858	107,059	126,578	106,529

Net income (loss) per share:
Basic	$(0.03)	$(0.03)	$0.35	$(0.11)
Diluted	$(0.03)	$(0.03)	$0.33	$(0.11)

        Diluted loss per share for the third quarter of fiscal 2004, the third quarter of fiscal 2003 and the first nine months of fiscal 2003 is based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been antidilutive. In addition, certain potential common shares were excluded from the diluted computation for the first nine months of fiscal 2004 because their inclusion would have been anti-dilutive. The items excluded for the third quarter and first nine of fiscal 2004 and 2003 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands)
Outstanding employee stock options	13,188	20,538	14,264	19,373
Warrants	20,534	1,310	20,534	1,310
4 3/4% Notes	—	2,164	549	3,090
3% Notes(1)	15,881	16,327	—	16,327
3/4% Notes(2)	19,224	—	19,224	—

(1)
The Company repurchased $124.2 million of the 3% Notes in December 2003. Accordingly, only approximately 8,217,000 common shares issuable upon conversion of the remaining balance of the 3% Notes will be included in the dilutive earnings per share calculation in the future.

(2)
These Notes will not be dilutive until such time that the contingent conversion feature is exercisable.

17. Comprehensive Income (Loss)

        The Company's comprehensive income (loss) consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands)
Net income (loss)	$(3,013)	$(3,455)	$38,050	$(11,721)
Net unrealized gains (losses) on marketable securities, net of taxes	(1,820)	(1,028)	(1,883)	1,596
Foreign currency translation adjustment, net of taxes	859	159	911	457

Comprehensive income (loss)	$(3,974)	$(4,324)	$37,078	$(9,668)

        The components of accumulated other comprehensive income, net of income taxes, were as follows:

	December 31, 2003	March 31, 2003
	(in thousands)
Unrealized gain on marketable securities, net of tax provision of $1,341 at December 31, 2003 and $2,596 at March 31, 2003	$2,011	$3,894
Foreign currency translation, net of tax benefit of $517 at December 31, 2003 and $69 at March 31, 2003	775	(104)

Total	$2,786	$3,790

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

        DSG provides I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs sold to consumers and small and midsize businesses.

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

	SSG	DSG	SNG	Other	Total
	(in thousands)
Three-Month Period Ended December 31, 2003:
Net revenues	$102,799	$10,921	$1,423	$—	$115,143
Segment income (loss)	8,365	(54)	(10,706)	(246)	(2,641)
Three-Month Period Ended December 31, 2002:
Net revenues	$94,448	$12,909	$1,607	$—	$108,964
Segment income (loss)	11,360	(2,689)	(16,162)	4,146	(3,345)
Nine-Month Period Ended December 31, 2003:
Net revenues	$294,859	$32,441	$4,328	$—	$331,628
Segment income (loss)	73,470	(4,211)	(34,066)	3,577	38,770
Nine-Month Period Ended December 31, 2002:
Net revenues	$253,161	$41,335	$8,023	$—	$302,519
Segment income (loss)	36,054	(4,270)	(49,329)	7,171	(10,374)

        The following table presents the details of unallocated corporate income and expenses for the third quarter and first nine months of fiscal 2004 and 2003:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(in thousands)
Unallocated corporate expenses, net	$(82)	$495	$200	$1,904
Restructuring charges	(878)	—	(2,704)	(7,139)
Other charges	—	—	—	(528)
Interest and other income	3,036	7,304	14,091	25,772
Interest expense	(2,322)	(3,653)	(8,010)	(12,838)

Total	$(246)	$4,146	$3,577	$7,171

19. Supplemental Disclosure of Cash Flows

	Nine-Month Period Ended
	December 31, 2003	December 31, 2002
	(in thousands)
Non-cash investing and financial activities:
Issuance of options in connection with acquisition	1,582	—
Adjustment of deferred stock-based compensation	1,323	2,693
Unrealized gain (loss) on marketable securities	(1,883)	1,596

20. Subsequent Event

        In January 2004, the Company signed a definitive agreement to acquire the outstanding stock of Elipsan Limited, a network storage infrastructure software provider. The total purchase price is expected to be approximately $20 million excluding costs of the acquisition. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and there may be a charge to operations for the amount allocated to in-process technology. The acquisition is expected to close in February 2004.

        In February 2004, the Company repurchased $90.6 million in principal amount of its 3% Notes for an aggregate price of $91.3 million resulting in a loss on extinguishment of debt of approximately $2.8 million (including unamortized debt issuance costs of approximately $2.1 million).

21. Glossary

        The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

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

  •
  SCSI:  Small Computer System Interface

  •
  Serial ATA:  Serial Advanced Technology Attachment

  •
  SNG:  Storage Networking Group

  •
  SSG:  Storage Solutions Group

  •
  TOE:  TCP/IP Offload Engine

  •
  USB:  Universal Serial Bus

        The following is a list of accounting rules and regulations and related regulatory bodies referred to within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  •
  AICPA:  American Institute of Certified Public Accountants

  •
  APB:  Accounting Principles Board

  •
  ARB:  Accounting Research Bulletin

  •
  APB Opinion No. 25—Accounting for Stock Issued to Employees

  •
  ARB No. 51—Consolidated Financial Statements

  •
  EITF:  Emerging Issues Task Force

  •
  EITF No. 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

  •
  EITF No. 03-5—Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software

  •
  EITF No. 00-19—Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock

  •
  EITF No. 00-21—Accounting for Revenue Arrangements with Multiple Deliverables

  •
  EITF No. 95-3—Recognition of Liabilities in Connection with Purchase Business Combinations

  •
  FASB:  Financial Accounting Standards Board

  •
  FIN:  FASB Interpretation Number

  •
  FIN 44—Accounting for Certain Transactions Involving Stock Compensation

  •
  FIN 46—Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

  •
  FSP:  FASB Staff Position

  •
  FSP 46-6—Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

  •
  SEC:  Securities Exchange Commission

  •
  SFAS:  Statement of Financial Accounting Standards

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

  •
  SOP:  Statement of Position

  •
  SOP No. 97-2—Software Revenue Recognition

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

        For your convenience, we have included, in Note 21 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1) key acronyms commonly used in our industry that are used in this Quarterly Report and (2) accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

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

        Eurologic:    On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to the Holdback described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rates ranging from 57% - 81%; risk-free interest rates ranging from 1.1% - 2.5%; and estimated lives ranging from 0.08 - 4 years. Eurologic is being integrated into our SSG segment.

        As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also referred to as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2003 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        We also committed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash, also referred to as earn-out payments. The earn-out payments become payable if certain revenue levels are achieved by the acquired Eurologic business, in the period from July 1, 2003 through June 30, 2004. The earn-out payments, if any, will be recorded as purchase price adjustments in the period in which the attainment of the milestones become probable and the contingent consideration becomes determinable. Based on our current projections, attainment of the milestones is not probable and accordingly, there has been no accrual for the earn-out payment at December 31, 2003.

        Approximately $3.6 million of the purchase price was allocated to acquired in-process technology, which consisted of various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions, and was written off in the first quarter of fiscal 2004.

        During the third quarter of fiscal 2004, we refined our plans to integrate the Eurologic operations. The current integration plan includes the involuntary termination or relocation of approximately 110 employees through March 31, 2004, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. We had recorded a preliminary estimate of $3.1 million in the first quarter of fiscal 2004 for these activities. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and, therefore, were included in the purchase price allocation of the cost to acquire Eurologic. In the second and third quarter of fiscal 2004, we recorded adjustments of approximately $0.1 million and $0.3 million, respectively, to the accrued restructuring charges with a corresponding change to goodwill as our plans were further refined. We expect to execute the integration plan as currently designed, however, actual results and costs may differ as the plan is executed. Any further changes to our estimate of executing the currently approved plans of integration will be recorded as an increase or decrease to goodwill. As of December 31, 2003, we had utilized approximately $1.3 million of these charges. We expect the consolidation of the manufacturing operations discussed above as well as involuntary employee terminations to be substantially completed by the first quarter of fiscal 2005.

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

        In connection with the acquisition, we initiated a plan to integrate the ICP vortex operations. The plan includes the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. We substantially finalized our plans in this regard in the second quarter of fiscal 2004 and accordingly, recorded $0.4 million related to severance and benefits related to the involuntary termination of 19 employees through the end of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. We utilized accrued severance charges of $0.2 million through December 31, 2003.

        Platys:    In connection with our acquisition of Platys Communications, Inc., or Platys, in the second quarter of fiscal 2002, approximately $53.4 million of the purchase price was allocated to acquired in-process technology and was written off in fiscal 2002. We acquired certain ASIC-based iSCSI technology for IP storage solutions. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the end of fiscal 2004. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage arrays incorporating iSCSI technology. We expect remaining costs of $1 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Elipsan Limited:    In January 2004, we signed a definitive agreement to acquire the outstanding stock of Elipsan Limited, or Elipsan, a network storage infrastructure software provider. Elipsan will be integrated into our SSG segment and we believe Elipsan's storage virtualization technology will enhance our ability to facilitate storage scalability. The total purchase price is expected to be approximately $20 million excluding costs of the acquisition. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date and there may be a charge to operations for the amount allocated to in-process technology. The acquisition is expected to close in February 2004.

Restructuring Plan

        From time to time, as business conditions or other factors have changed which have required us to change or modify our strategy, we have initiated various restructuring plans. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. In this regard, in the second quarter of fiscal 2004, we initiated certain actions related primarily to our DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, consolidation of certain duplicative facilities related to our DSG segment and asset impairments associated with the identification of duplicative facilities. In addition, we took actions to streamline our SSG segment by reducing headcount and related costs. In the third quarter of fiscal 2004, we took additional actions to further reduce headcount and related costs in our SSG segment.

Results of Operations

        The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Net revenues	100%	100%	100%	100%
Cost of revenues	60	56	58	49

Gross margin	40	44	42	51

Operating expenses:
Research and development	22	26	23	30
Selling, marketing and administrative	17	21	18	23
Amortization of acquisition-related intangible assets	4	4	4	4
Write-off of acquired in-process technology	—	—	1	—
Restructuring charges	1	—	1	2
Other charges	—	—	—	0

Total operating expenses	44	51	47	59

Loss from operations	(4)	(7)	(5)	(8)
Interest and other income	3	7	19	9
Interest expense	(2)	(3)	(2)	(4)

Income (loss) before provision for income taxes	(3)	(3)	12	(3)
Provision for income taxes	0	0	0	1

Net income (loss)	(3)%	(3)%	12%	(4)%

        Business Segments.    Our current reportable business segments are Storage Solutions Group, or SSG, Desktop Solutions Group, or DSG, and Storage Networking Group, or SNG. See Item 1. "Business" in Part I of our Annual Report on Form 10-K for the year ended March 31, 2003 and Note 18 to Notes to the Unaudited Condensed Consolidated Financial Statements included herein, for a detailed discussion of our reportable business segments.

        Net Revenues.    Net revenues for the third quarter of fiscal 2004 were $115.1 million, an increase of 6% from net revenues of $109.0 million for the third quarter of fiscal 2003. Net revenues for the first nine months of fiscal 2004 were $331.6 million, an increase of 10% from net revenues of $302.5 million for the first nine months of fiscal 2003.

        Net revenues for the third quarter of fiscal 2004 consisted of $102.8 million from the SSG segment, an increase of 9% from the third quarter of fiscal 2003, $10.9 million from the DSG segment, a decrease of 15% from the third quarter of fiscal 2003, and $1.4 million from the SNG segment, a decrease of 11% from the third quarter of fiscal 2003. Net revenues for the first nine months of fiscal 2004 consisted of $294.9 million from the SSG segment, an increase of 16% from the first nine months of fiscal 2003, $32.4 million from the DSG segment, a decrease of 22% from the first nine months of fiscal 2003, and $4.3 million from the SNG segment, a decrease of 46% from the first nine months of fiscal 2003.

        Distributor-owned inventories of Adaptec branded products decreased by approximately 21% in the third quarter of fiscal 2004 from the second quarter of fiscal 2004 and in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

        Net revenues from our SSG segment increased for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 as a result of increased sales of external storage solutions due to our acquisition of Eurologic, which contributed $11.9 million to our net revenues in the third quarter, as well as increased sales of RAID products. The increase in sales of our RAID products was due to our acquisition of ICP vortex and sales of our RAID enabled products based on the next generation Serial ATA technology launched in the first quarter of fiscal 2004, both of which contributed $8.5 million to net revenues for the third quarter of fiscal 2004. However, the increase in net revenues was partially offset by a decline in sales volumes of our SCSI products. The decline in the volume of SCSI products sales was primarily attributable to a continued reduction in industry-wide demand for these products due to penetration of other lower cost solutions, such as ATA. As the market continues to transition from Ultra 160 SCSI products, a major product family of our SSG segment, to the new Ultra 320 products, we expect to see additional declines in SCSI product sales due to lower market share.

        Net revenues from our SSG segment increased for the first nine months of fiscal 2004 as compared to the corresponding period in fiscal 2003 as a result of increased sales of external storage solutions due to our acquisition of Eurologic, which contributed $37.7 million to our net revenues in the first nine months of fiscal 2004, as well as increased sales of RAID products. The increase in sales of our RAID products was due to our acquisition of ICP vortex, sales of our RAID enabled products based on the next generation Serial ATA technology launched in the first quarter of fiscal 2004 and increased sales of our ServeRAID products to International Business Machines, or IBM, which began in the second quarter of fiscal 2003. However, the increase in net revenues was partially offset by a decline in sales volumes of our SCSI products due to the factors described above.

        We are continuing to see a shift in our product mix towards a greater portion of RAID products as compared to SCSI products. Additionally, we have begun commercial shipments of our RAID enabled products based on next generation Serial ATA technology and we expect to launch our Serial Attached SCSI products in the first half of fiscal 2005. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer adoption rates for, and ultimately selling, our Serial ATA, Serial Attached SCSI and external storage solutions products to our current and new customers.

        Net revenues from the DSG segment decreased for both the third quarter and first nine months of fiscal 2004, as compared to the corresponding periods of fiscal 2003, due to a decline in sales volumes of our SCSI-based desktop computer solutions, FireWire/1394 solutions and USB 2.0 host-bus adapters, offset partially by increased sales of digital media products launched in the second quarter of fiscal 2003. The decline in sales volume of our SCSI-based desktop computer solutions reflects a continued reduction in demand resulting from the penetration of other lower cost solutions and alternative technologies. The decline in sales volumes of our FireWire/1394 solutions and USB 2.0 host-bus adapters was caused by the continued trend to bundle these products with the OEMs' products rather than end users purchasing the products as components at the retail level. We expect revenues from our SCSI-based desktop computer solutions, FireWire/1394 solutions and USB 2.0 host-bus adapters to continue to decline.

        Net revenues from the SNG segment decreased for both the third quarter and first nine months of fiscal 2004 from the corresponding period of fiscal 2003 due to decline in the sales volume of our fibre channel products and NICs. A majority of the decrease was due to a decline in sales volumes of NICs and the balance due a decline in sales of fibre channel products. The decrease was only slightly offset by revenues from sales of iSCSI HBAs introduced in the fourth quarter of fiscal 2003 and TOE NACs launched in the first quarter of fiscal 2004. We expect our SNG revenues from NICs, which represented approximately 80% of our net revenues from the SNG segment in the first nine months of fiscal 2004, and fibre channel products to continue to decline. Our future SNG revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer acceptance for, and ultimately selling, our iSCSI and TOE NAC products.

        In the third quarter of fiscal 2004, IBM accounted for 21% of our total net revenues. In the third quarter of fiscal 2003, IBM and Dell accounted for 24% and 13% of our total net revenues, respectively.

        Gross Margin.    As a percentage of net revenues, gross margin was 40% for the third quarter and 42% first nine months of fiscal 2004 compared to 44% and 51% from the corresponding periods of fiscal 2003. The decline in gross margins was primarily due to changes in our product mix. Gross margins declined in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 reflecting the decline in sales of our SCSI products, which carry relatively high margins, and an increase in sales of external storage solutions resulting from our acquisition of Eurologic. Gross margins declined in the first nine months of fiscal 2004 compared to the corresponding period of fiscal 2003 reflecting the decline in sales of our SCSI products, an increase in sales of our ServeRAID products to IBM and sales of external storage solutions resulting from our acquisition of Eurologic. Our RAID products and external storage solutions generally carry lower gross margins than our SCSI products, and to the extent that revenues from these product lines continue to increase relative to revenues from our SCSI products, we would expect our gross margins to continue to be adversely impacted.

        Research and Development Expense.    Research and development expense was $24.9 million, or 22% of net revenues, for the third quarter of fiscal 2004 compared to $28.5 million, or 26% of net revenues, for the third quarter of fiscal 2003. The decrease in research and development expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys Communications, Inc., or Platys. Deferred compensation charges, which represent the vesting of restricted stock and assumed stock options and payment of unvested cash, decreased by $1.8 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Excluding the deferred compensation charges, our research and development spending decreased 7% in the third quarter of fiscal 2004 over the corresponding period of fiscal 2003. The decrease in spending, net of deferred compensation charges, was due to savings obtained through reductions in infrastructure spending and reduced headcount resulting from the restructuring programs implemented in fiscal 2003 and savings obtained by transitioning certain research and development efforts to India. However, these savings were mostly offset by additional development expenses as a result of our acquisition of Eurologic and ICP vortex and additional workforce hired to exploit the technology we acquired from Tricord Systems, Inc. in November 2002. A portion of our research and development expense fluctuates depending on the timing of major project costs such as tape-outs and IC turns.

        Research and development expense was $75.8 million, or 23% of net revenues, for the first nine months of fiscal 2004 compared to $89.2 million, or 30% of net revenues, for the first nine months of fiscal 2003. The decrease in research and development expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $5.0 million in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Excluding the deferred compensation charges, our research and development expense decreased 10% in the first nine months of fiscal 2004 over the corresponding period of fiscal 2003 primarily due to the factors described above.

        Selling, Marketing and Administrative Expense.    Selling, marketing and administrative expense was $19.7 million, or 17% of net revenues, for the third quarter of fiscal 2004 compared to $22.7 million, or 21% of net revenues, for the third quarter of fiscal 2003. The decrease in selling, marketing and administrative expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $1.1 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Excluding the deferred compensation charges, our selling, marketing and administrative expense decreased 9% in the third quarter of fiscal 2004 over the corresponding period of fiscal 2003. The decrease in spending, net of deferred compensation charges, was primarily attributable to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal 2003. However, these savings were partially offset by the additional workforce brought on through our acquisitions of Eurologic and ICP vortex.

        Selling, marketing and administrative expense was $59.2 million, or 18% of net revenues, for the first nine months of fiscal 2004 compared to $70.0 million, or 23% of net revenues, for the first nine months of fiscal 2003. The decrease in selling, marketing and administrative expense was partially due to a decrease in deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $3.1 million in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Excluding the deferred compensation charges, our selling, marketing and administrative expense decreased 12% in the first nine months of fiscal 2004 over the corresponding period of fiscal 2003 primarily due to the factors described above.

        Amortization of Acquisition-Related Intangible Assets.    Amortization of acquisition-related intangible assets included in operating expenses for the third quarter of fiscal 2004 was $4.5 million compared to $3.7 million in the third quarter of fiscal 2003. Amortization of acquisition-related intangible assets included in operating expenses for the first nine months of fiscal 2004 was $14.1 million compared to $11.2 million in the first nine months of fiscal 2003. The increase was due to the amortization of other intangible assets related to the acquisitions of Eurologic and ICP vortex of $1.0 million and $3.0 million in the third quarter and first nine months of fiscal 2004, respectively, partially offset by lower amortization of intangible assets related to our DPT acquisition as these became fully amortized.

        We monitor the recoverability of goodwill recorded in connection with acquisitions annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142, which uses a fair value model for determining the carrying value of goodwill. We plan to perform our annual impairment review in the fourth quarter of fiscal 2004.

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

        Percentage of Completion.    The percentage of completion was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 60% complete. We expect remaining costs of approximately $0.4 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive environment, could adversely impact our future sales, results of operation and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Restructuring Charges.    We recorded restructuring charges of $0.9 million and $2.7 million for the third quarter and first nine months of fiscal 2004, respectively. We recorded restructuring charges of $7.1 million for the first nine months of fiscal 2003. For a complete discussion of the fiscal 2003 restructuring actions, please refer to our Annual Report on Form 10-K for the year ended March 31, 2003.

  Third Quarter of Fiscal 2004 Restructuring Plan:

        In the third quarter of fiscal 2004, we initiated actions to consolidate research and development resources primarily in our SSG segment. We recorded restructuring charges of $0.4 related to severance and benefits of 12 employees based in the United States. The expenses associated with the restructuring plan are included in "Restructuring charges" in the Unaudited Consolidated Statements of Operations. We do not expect to incur any further charges in connection with this restructuring plan.

        As a result of our third quarter of fiscal 2004 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $1 million, of which approximately 86% and 14% will be reflected as a reduction in research and development expense and selling, marketing and administrative expense, respectively.

  Second Quarter of Fiscal 2004 Restructuring Plan:

        In the second quarter of fiscal 2004, we initiated certain actions related primarily to our DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, the shutdown of the DSG's Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. In addition, we took actions to streamline our SSG segment by reducing headcount and related costs. We recorded approximately $1.6 million in the second quarter of fiscal 2004, of which $1.5 million was associated with severance and benefits from terminating approximately 33 employees and $0.1 million related to the write-down of certain assets taken out of service. In the third quarter of fiscal 2004, we recorded restructuring charges of $0.6 million as a result of vacating the Hudson facility. This completes the DSG restructuring initiated in the second quarter of fiscal 2004. Restructuring charges incurred to date related to the second quarter of fiscal 2004 restructuring plan are $2.2 million. Of the total restructuring expense incurred, approximately $0.6 million and $1.6 million related to the SSG and DSG segments, respectively.

        As a result of our second quarter of fiscal 2004 restructuring plans, we expect to reduce our annual infrastructure spending by approximately $4 million, of which approximately 3%, 38% and 59% will be reflected as a reduction in cost of revenues, research and development expense and selling, marketing and administrative expense, respectively.

        Additionally, in the first nine months of fiscal 2004, we recorded a net adjustment of $0.1 million to prior year restructuring plans.

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

        Interest and Other Income.    Interest and other income was $3.0 million for the third quarter of fiscal 2004 compared to $7.3 million for the third quarter of fiscal 2003. The decrease in interest and other income was related to lower interest income earned on our cash, cash equivalents and marketable securities and the components of other income. Interest income decreased primarily as the result of lower yields received on our investments. Other income for the third quarter of fiscal 2004 included loss of $2.9 million related to the repurchase of our 3% Convertible Subordinated Notes, or 3% Notes, in December 2003.

        Interest and other income was $63.3 million for the first nine months of fiscal 2004 compared to $25.8 million for the first nine months of fiscal 2003. The increase in interest and other income was primarily related to the components of other income, partially offset by lower interest income earned on our cash, cash equivalents and marketable securities. Interest income decreased primarily as the result of lower average cash balances and lower yields received on our investments. Other income for the first nine months of fiscal 2004 was $48.7 million and included a gain of $49.3 million due to the settlement with the former president of Distributed Processing Technology Corporation, or DPT, gain distributions of $0.3 million on investments, a loss of $2.9 million related to the repurchase of $124.2 million in principal amount of our 3% Notes and a loss of $0.8 million related to the redemption of $82.4 million in principal amount of our 4 3/4% Convertible Subordinated Notes, or 4 3/4% Notes. Other income for the first nine months of fiscal 2003 included a gain of $3.3 million related to the repurchase of $120.4 million of our 4 3/4% Notes.

        We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods. Foreign currency transaction gains were $0.9 million and $1.7 million for the third quarter and the first nine months of fiscal 2004, respectively. Foreign currency transaction losses were $0.2 million and $0.7 million for the third quarter and the first nine months of fiscal 2003, respectively.

        Interest Expense.    Interest expense is primarily associated with our 4 3/4% Notes, 3% Notes and 3/4% Convertible Senior Subordinated Notes, or 3/4% Notes, issued in February 1997, March 2002 and December 2003, respectively. Interest expense was $2.3 million for the third quarter of fiscal 2004 compared to $3.7 million for the third quarter of fiscal 2003. Interest expense was $8.0 million for the first nine months of fiscal 2004 compared to $12.8 million for the first nine months of fiscal 2003. The decrease in interest expense for both periods was due to the reduction in the outstanding balance of our 4 3/4% Notes.

        Income Taxes.    Our income tax provision was $0.4 million for the third quarter of fiscal 2004 compared to an income tax provision of $0.1 million for the third quarter of fiscal 2003. Our income tax provision was $0.7 million for the first nine months of fiscal 2004 compared to $1.3 million for the first nine months of fiscal 2003. Income tax provisions for interim periods are based on our estimated annual effective income tax rate. The tax rate for the third quarter and first nine months of 2004 differed from the combined United States Federal and state statutory income tax rate of 40% due to the tax treatment allowed for certain transactions that differ from financial statement reporting. For tax purposes, the gain on settlement with the former president of DPT of $49.3 million is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income. The tax rate benefit derived from the differing treatment of the DPT settlement was partially offset by the amortization of acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes.

        Our subsidiary in Singapore is currently operating under a tax holiday. The terms of the current tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. We have signed an agreement with the Singapore Economic Development Board for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions. We believe that the terms of the new tax holiday will not have a material impact on our effective tax rate.

Liquidity and Capital Resources

Key Components of Cash Flow

        Cash generated from operations was $68.6 million in the first nine months of fiscal 2004. Operating cash resulted primarily from our net income of $38.1 million, adjusted for non-cash items including depreciation and amortization of intangible assets of $40.7 million, amortization of deferred stock-based compensation of $3.3 million, write-off of acquired in process technology of $3.6 million and loss of $3.7 million related to the repurchase of our 3% Notes and 4 3/4% Notes offset by the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million.

        Additionally changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic and ICP vortex, increased cash provided by operating activities by $3.0 million. Day sales outstanding decreased to 41 at December 31, 2003 as compared to 45 at March 31, 2003 reflecting improved collections and improved revenue linearity. Annualized inventory turns decreased to 6.0 at December 31, 2003 from 8.9 at March 31, 2003. As we transition the manufacturing of ServeRAID, Eurologic and ICP vortex products to our Singapore facility, we expect to carry higher than historical levels of inventory to service customer requirements. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to ensure adequate supply and competitive lead times with the risk of inventory obsolescence and customer requirements.

        Cash used in investing activities was $36.4 million in the first nine months of fiscal 2004. This was primarily due to our acquisitions of Eurologic and ICP in the first quarter of fiscal 2003 and purchases of restricted marketable securities, which consisted primarily of United States government bonds.

        Cash used in financing activities was $22.2 million in the first nine months of fiscal 2004. This was primarily driven by repurchases of our 4 3/4% and 3% Notes offset by net proceeds from the issuance of new convertible debt as described below.

Liquidity, Capital Resources and Financial Condition

        At December 31, 2003, we had $744.8 million in cash, cash equivalents and marketable securities of which approximately $471.9 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        In December 2003, we issued $225.0 million of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds from the offering were $218.2 million. In conjunction with the issuance of the 3/4% Notes, we spent $64.1 million to enter into a convertible bond hedge transaction. We also received $30.4 million from the issuance of warrants to purchase up to 19.2 million shares of our common stock. Please refer to Note 8 and 9 for a detailed discussion of our debt and equity transactions. We utilized $124.2 million of the net proceeds from the issuance of 3/4% Notes to repurchase $124.2 million in aggregate principal amount of the 3% Notes. Additionally, through the end of the third quarter of fiscal 2004, we had redeemed the outstanding principal balance of $82.4 million of our 4 3/4% Notes. At December 31, 2003, we had $350.8 million of aggregate principal amount in convertible notes that are due in March 2007 and December 2023 in the amount of $125.8 million and $225.0 million, respectively. Subsequent to December 31, 2003, we repurchased $90.6 million in principal balance of our 3% Notes.

        We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and 3/4% Notes, respectively. As of December 31, 2003, we had $13.6 million of restricted marketable securities, consisting of United States government securities, of which $5.5 million was classified as short-term and $8.1 million was long-term.

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

        We believe that liquidity provided by our existing working capital, together with expected cash flows from operations and available sources of equity and equipment financing, will be sufficient to support our operations through at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

        The following table summarizes our contractual obligations at December 31, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

Contractual obligations by Year	Remaining Three Months of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
	(in thousands)
3% Convertible Subordinated Notes	—	—	—	125,821	—	—	125,821
3/4% Convertible Senior Subordinated Notes	—	—	—	—	—	225,000	225,000
IBM Patent License Fees	—	1,850	—	—	—	—	1,850
Eurologic Holdback	—	3,841	—	—	—	—	3,841
Platys Holdback	4,085	—	—	—	—	—	4,085
Operating Leases	2,457	8,283	5,887	4,882	4,053	2,960	28,522

Total	$6,542	$13,974	$5,887	$130,703	$4,053	$227,960	$389,119

        We invest in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. As of December 31, 2003, the carrying value of such investments aggregates $3.1 million. We have also committed to provide additional funding of up to $0.8 million.

Recent Accounting Pronouncements

        In November 2003, the EITF reached a consensus on EITF 03-1. EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 is not anticipated to have a material impact on our financial position or results of operations.

        In May 2003, a consensus was reached on EITF No. 03-5, which was ratified by the FASB in August 2003. EITF No. 03-5 affirms that AICPA SOP 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. This statement is effective for new revenue arrangements entered into for reporting periods commencing after August 13, 2003. The adoption of EITF No. 03-5 did not materially affect our financial position or results of operations.

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

        In January 2003, the FASB issued FIN 46—an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company in the fourth quarter of fiscal 2004. The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future financial position or results of operations.

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

        Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in the first nine months of fiscal 2004, our operating results were materially affected by unusual charges, including the following:

  •
  Gain on settlement of the DPT arbitration; and

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

  •
  Increased price competition for our products;

  •
  Increased risk of excess and obsolete inventories;

  •
  Excess facilities and manufacturing capacity; and

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

        The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our customers have from time to time in the past canceled or rescheduled shipments previously ordered from us, and we cannot assure you that they will not do so in the future. In addition, because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all. Historically, we have set our operating budget based on forecasts of future revenues because we do not have significant backlog. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

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

        In June 2003, we acquired ICP vortex, a provider of a broad range of hardware and software RAID data protection solutions. In April 2003, we acquired Eurologic, a provider of external and network storage solutions. In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

  •
  Conduct acquisitions that are timely, relative to existing business opportunities;

  •
  Successfully prevail over competing bidders for target acquisitions at an acceptable price;

  •
  Invest in companies and technologies that contribute to the growth of our business;

  •
  Incorporate acquired operations into our business and maintain uniform standards, controls and procedures;

  •
  Retain the key employees of the acquired operation; and

  •
  Develop the capabilities necessary to exploit newly acquired technologies.

        The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions or strategic alliances could cause significant diversions of management time and resources. If we acquire new businesses, products or technologies in the future, we may be required to assume warranty claims or other contingent liabilities, including liabilities unknown at the time of acquisition, and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill, other intangible assets or other losses. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. In addition, we may be required to invest significant resources in order to perform under a strategic alliance or to complete an acquisition, which could adversely affect our results of operations, at least in the short-term, even if we believe the strategic alliance or acquisition will benefit us in the long-term. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or strategic alliances. These transactions may adversely affect our business, financial position and operating results.

If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.

        In the second and third quarters of fiscal 2004, in the second and fourth quarters of fiscal 2003 and the first and fourth quarters of fiscal 2002, we implemented restructuring plans to reduce our operating costs and recorded restructuring charges of $2.7 million, $14.3 million and $10.0 million in the first nine months of fiscal 2004 and fiscal years 2003 and 2002, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Demand for our products would likely be negatively affected if demand in the server and network storage markets declines.

        Our business or operating results would be adversely affected by a decline in demand for our products. For example, for the first time in several years, the demand in the server market declined slightly in fiscal 2002 and fiscal 2003, which contributed to a decline in our net revenues. It is difficult to predict future server sales growth, if any. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion.

        We believe that developing products for the network storage marketplace will be an important component of our future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we acquired Platys, a development stage company with insignificant revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive. While we are focusing on solutions employing iSCSI technology for this market, other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance is delayed due to the continuing global slowdown in technology spending. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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

        We have also introduced RAID enabled products based on the next generation Serial ATA technology. We will not succeed in generating significant revenue from our new Serial ATA technology products if the market does not adapt to this new technology, which would, over time, adversely affect our net revenues and operating results.

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

        We confront challenges in the manufacturing process that require us to:

  •
  Maintain a competitive manufacturing cost structure;

  •
  Implement the latest process technologies required to manufacture new products;

  •
  Exercise stringent quality control measures to ensure high yields;

  •
  Effectively manage inventory levels;

  •
  Effectively manage the subcontractors engaged in the wafer fabrication, test and assembly of products; and

  •
  Update equipment and facilities as required for leading edge production capabilities.

        We cannot assure you that problems with our manufacturing process may not occur in the future. If any such problems with our manufacturing process were to occur, we might not be able to meet the demands of our customers, which could harm our reputation, result in the loss of customers and adversely affect our net revenues and financial results in future periods. In addition, as we transition the manufacturing of ServeRAID and Eurologic products to our Singapore facility, we expect to carry higher than historical levels of inventory to service customer requirements. Inventory management is an area of focus as we attempt to balance the need to maintain strategic inventory levels to ensure adequate supply and competitive lead times with the risk of inventory obsolescence and customer requirements.

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

  •
  Transition to smaller geometries of semiconductor devices;

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

        We derived approximately 41% of our gross revenues for the first nine months of fiscal 2004 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

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

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.

        Historically, a small number of our customers have accounted for a significant portion of our revenues. During fiscal 2003 and the first nine months of fiscal 2004, sales to the ten customers from which we received the greatest revenues accounted for approximately 72% and 69% of our total gross revenues, respectively. In addition, IBM represented 13% and 17% of our total gross revenues fiscal 2003 and the first nine months of fiscal 2004, respectively, and Dell represented 14% and 10% of our total gross revenues fiscal 2003 and the first nine months of fiscal 2004, respectively. Our revenues could decline if one or more of these customers were to significantly reduce, delay or cancel their orders. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.

        In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Despite the economic slowdown, competition for experienced management, technical, marketing and support personnel remains intense. For example, we have recently transitioned certain research and development efforts to India, where we have experienced significant competition in our efforts to attract and retain qualified engineers. In addition, with the exception of a few employees with whom we entered into employment agreements in connection with acquisition transactions, we do not have employment contracts with our key employees, including any of our executive officers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

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

We depend on third parties to transport our products.

        We rely on independent freight forwarders to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors, or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents, could adversely affect our business, financial condition and results of operations and ultimately impact our relationship with our customers.

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

        We held $471.9 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at December 31, 2003. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we could incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.

        Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the current tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. We signed an agreement with the Singapore Economic Development Board for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results.

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

        Pursuant to our distribution of the Roxio, Inc. common stock, we received an opinion from PricewaterhouseCoopers LLP, or PwC, regarding the tax-free nature of the transaction to us and to our stockholders under Section 355 of the Internal Revenue Code. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If Roxio or we fail to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

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

        The Sarbanes-Oxley Act of 2002 has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The Nasdaq National Market has revised its requirements for companies that are Nasdaq-listed. We expect these developments will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the year ended March 31, 2003.

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

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

        Pursuant to the terms of a Purchase Agreement, dated December 17, 2003, we sold an aggregate of $225.0 million of 3/4% Convertible Senior Subordinated Notes due 2023 to Merrill Lynch, Pierce Fenner & Smith Incorporated and Banc of America Securities LLC. Such aggregate principal amount includes $25.0 million of notes sold pursuant to an option that we granted to the initial purchasers. Interest is payable in cash on June 22 and December 22 of each year beginning June 22, 2004. These notes may be converted by the holders of the notes into shares of our common stock, under certain circumstances, at the conversion price of $11.704 per share, subject to the potential adjustments described in the terms of the notes issued. If all outstanding notes were converted, this would result in the issuance of 19.2 million shares of our common stock. We may redeem the notes on or after December 22, 2008, in whole or in part. The issuance and sale of the notes and the subsequent offering of the notes by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Rule 144A promulgated thereunder. The aggregate commission to the initial purchasers was approximately $6.8 million.

        Concurrent with the issuance of the notes, we entered into a warrant transaction with respect to our common stock with an affiliate of Merrill Lynch, Pierce Fenner & Smith Incorporated. The warrant entitles the holder to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share upon maturity in December 2008. We received $30.4 million from the issuance of this warrant.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit Number	Description
Exhibit 3.01	Bylaws of the Registrant, as amended on Ocotber 24, 2003.
Exhibit 4.01	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.
Exhibit 4.02	Form of 3/4% Convertible Senior Subordinated Note.
Exhibit 4.03	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.
Exhibit 4.04
Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.
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

(b)
Reports on Form 8-K:

        During the third quarter of fiscal 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K pursuant to Item 5 furnishing as exhibits (1) our press release, dated December 16, 2003, announcing our intention to offer approximately $150 million aggregate principal amount of convertible senior subordinated notes through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and (2) our press release, dated December 17, 2003, announcing the pricing of our offering of $200.0 million aggregate principal amount of our 3/4% Convertible Senior Subordinated Notes due 2023 (excluding an option of the initial purchasers to purchase up to an additional $25 million in principal amount of notes).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR Marshall L. Mohr Vice President and Chief Financial Officer (principal financial officer)	Date: February 5, 2004
By:	/s/ KENNETH B. AROLA Kenneth B. Arola Vice President and Corporate Controller (principal accounting officer)	Date: February 5, 2004

EXHIBIT INDEX

Exhibit 3.01	Bylaws of the Registrant, as amended on October 24, 2003.
Exhibit 4.01	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.
Exhibit 4.02	Form of 3/4% Convertible Senior Subordinated Note.
Exhibit 4.03	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.
Exhibit 4.04
Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.
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
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX