Form 10-K
period 2004-03-31
ADAPTEC INC
filed 2004-06-14
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2004

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

Common Stock, $.001 Par Value

Common Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in in Exchange Act Rule 12b-2).    Yes ☒    No ☐

        Based on the closing sale price of the Registrant's Common Stock on The Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $831,920,144. Shares of Common Stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of Registrant's Common Stock, $.001 par value per share, was 109,847,861 at June 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following document are incorporated by reference into Part III, of this Annual Report on Form 10-K: Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders.

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

        For your convenience, we have included, in Note 24 to the Notes to Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Annual Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Overview

        We design, manufacture and market an end-to-end set of direct-attached and networked storage solutions that help IT organizations reliably move, manage and protect critical data and digital content. Our software and hardware solutions range from ASIC and RAID components to complete external storage arrays, and span SCSI, Serial Attached SCSI, Serial ATA, fibre channel and iSCSI technologies. We are focused on delivering cost-effective storage that is easy to manage for IT organizations of all sizes. Our products are sold through OEMs and distribution channel customers to enterprises, Internet service providers, small and midsize businesses, government agencies, VARs and retail consumers across geographically diverse markets.

        In fiscal 2004, we focused on strengthening our market position and enhancing our portfolio of products, which include ASIC and RAID components and external storage arrays, in each of our segments as described further below. We compete in our markets on the basis of the following core competencies:

  •
  Designing innovative ASICs.  We decide on a product-by-product basis how best to invest in ASICs that will provide competitive advantages to our customers. For example, we provide highly-integrated ASICs for the SCSI and iSCSI market and we are developing ASICs for the Serial Attached SCSI market.

  •
  PCI RAID controllers.  We provide PCI RAID controllers based on SCSI, iSCSI and Serial ATA technologies that enable end-users to connect the various components of their storage networks. We are also developing a Serial Attached SCSI controller for increased storage performance. We leverage our proprietary RAID code across our hardware, providing customers with continuous data protection and enabling easy and seamless migration between technology interfaces.

  •
  External Storage Arrays.  We provide external storage arrays based on fibre channel, iSCSI and Serial ATA technologies. We offer a broad array of storage performance options at a range of prices that enable customers to access storage that is cost-effective and easy to manage for a wide range of applications.

  •
  Storage Management Software.  We provide a storage management software interface that enables customers and IT managers to easily manage storage across our entire product line. Our software includes storage virtualization which, when combined with our hardware, helps to further simplify storage management.

  •
  Solid brand equity.  We have been providing storage access solutions for more than 20 years and have built a reputation for making complex storage technologies easy to use. We believe that these factors have provided us with strong brand recognition and customer loyalty.

        During fiscal 2004, we operated in three business segments as follows:

  •
  Storage Solutions Group:  SSG provides storage solutions that enable IT organizations to move, store and protect data easily and cost-effectively. Our products span server platforms, direct attached storage devices, SANs, NAS devices and external storage arrays. These products bring Host I/O technology, including SCSI, RAID and Serial ATA solutions, to storage applications. We are also investing in Serial Attached SCSI technology. In fiscal 2004, we expanded our solution set to include external storage arrays. We recently delivered to market iSCSI-to-Serial ATA and fibre channel-to-Serial ATA external storage arrays to deliver cost-effective storage options for various applications.

  •
  Desktop Solutions Group:  DSG provides high-performance I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs sold to consumers and small and midsize businesses.

  •
  Storage Networking Group:  SNG provides storage connectivity and data-transfer solutions for servers, storage devices, fabric switches and NAS devices. We offer iSCSI ASICs and HBAs, which leverage existing Ethernet connections to deploy SANs cost-effectively. Also, we recently announced availability of our TCP/IP offload network accelerator card to deliver high levels of CPU utilization for faster data transfer. We continue to work with major OEM customers on testing and integration of our iSCSI and TOE products.

        We are in the process of reorganizing our internal organization structure related to our SSG and SNG segments. Whereas historically our SSG and SNG segments each offered distinct products across our entire customer base, the new organization structure will offer our customers our entire suite of end-to-end solutions. We believe that reorganizing our business in this customer-focused manner will enable us to concentrate on addressing the specific business needs of our customers and better coordinate product planning. We will begin to report our financial information based upon this new structure for the first quarter of fiscal 2005.

        Because the reporting period for this Form 10-K is as of March 31, 2004, the SSG and SNG businesses discussed below and the results of operations for our operating segments in this filing are presented under the organizational structure that existed as of March 31, 2004.

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

Business Segment and Products Overview

        In fiscal 2004, our SSG segment accounted for $403.6 million of our net revenues, our DSG segment accounted for $43.4 million of our net revenues and our SNG segment accounted for $5.9 million of our net revenues (See Note 21 of the Notes to Consolidated Financial Statements for further discussion of our operating segments' results).

        Following are discussions of our principal business segments and key product offerings in these segments:

Storage Solutions Group

        Our SSG segment develops, manufactures and markets Host I/O and RAID components and external storage arrays that help IT organizations move, manage, protect and store data through Intel and Unix-based servers, SAN, NAS devices and storage systems.

Components.

        Host I/O.    Driven by market needs for capacity and data protection, the Host I/O interfaces support various connectivity requirements between the central processing unit to internal and external peripherals, including external storage devices. Our Host I/O products, which incorporate our proprietary ASIC technologies, provide customers with high-speed PCI and SCSI or Serial ATA technology. These technologies can be applied to a variety of the applications in IT organizations, including storage of e-mail, medical records, digital images and financial transactions. To expand the market for our products, we are finalizing the development of next-generation Serial Attached SCSI I/O solutions which we have provided to OEMs for testing.

        RAID.    Our RAID technology reduces a server's dependence on the reliability of a single disk drive. Our SSG segment applies our RAID technology to disk drive interfaces including SCSI, ATA and Serial ATA in order to make our RAID software, firmware and hardware available across low- to high-end servers.

        In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with International Business Machines, Corp., or IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we supply RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. We started shipping product to IBM in the second quarter of fiscal 2003 under the terms of the product supply agreement. This agreement allows us to utilize IBM's ServeRAID technology across our entire RAID business and makes us an OEM RAID supplier for IBM's xSeries server line, which has resulted in increased utilization of our RAID products in the OEM market for enterprise servers. It also provides IBM's xSeries server line with access to our broad range of RAID technologies, products and support.

Systems.

        External Storage.    We are seeing the storage market move from internal, server-based to external solutions as server form factors shrink, demand for longer disk drive life and continuous access to critical data increases, and storage capacity requirements rise. In April 2003, we acquired Eurologic Systems Group Limited, or Eurologic, a provider of external and networked storage solutions, enabling us to deliver end-to-end block- and file-based networked storage solutions to our OEM and distribution channel customers.

        Our external storage solutions for SCSI, iSCSI, fibre channel and Serial ATA provide direct-attached and networked data storage for mission-critical applications, including data warehousing, transaction processing, streaming video and medical imaging. Our external storage products are highly flexible RAID solutions that are simple to install and use and easily scalable. In January 2004, we announced availability of our iSCSI-to-Serial ATA and fibre channel-to-Serial ATA external storage arrays.

        Storage Management Software.    We strive to bring value to our OEM and distribution channel customers by making storage more reliable, higher performing and virtually self-managing for end-users through a common storage management software interface. In November 2002, we purchased intellectual property from Tricord to augment our capability to provide storage management software for our external storage and networked storage solutions, enabling seamless file-based storage. Further, in February 2004, we acquired Elipsan Limited, or Elipsan, a network storage software provider. Elipsan's storage-virtualization software enables IT organizations to simplify their management of multiple homogenous external storage systems.

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

        I/O connectivity.    Our current I/O products include connectivity solutions based on USB 2.0, FireWire/1394, SCSI and Serial ATA technologies. USB 2.0 and FireWire/1394 technologies are fast, configurable and easy-to-use interface solutions that connect PCs to digital video camcorders, digital cameras, external storage devices and other peripherals with the ability to handle high-bandwidth data transfers at high speed. The emergence of digital video and multimedia applications has created the need to move large amounts of data between peripherals and PCs. USB 2.0 and FireWire/1394 technologies offer a versatile, high-speed, low-cost method of interconnecting a variety of PC peripherals and consumer electronic devices. Our USB 2.0 connectivity solutions support data speeds of up to 480 megabits per second while maintaining backward-compatibility with current USB 1.1 devices. Our FireWire/1394 connectivity solutions can handle high-bandwidth data transfer rates of up to 400 megabits per second and can connect a large number of external devices. In addition, our USB 2.0 and FireWire/1394 combo cards allow users to add USB 2.0 and FireWire/1394 connections to their computers with a single card. Our FireWire/1394 solutions also include software that allows consumers to capture, edit and share video content. Our product offerings in the DSG segment also include the family of SCSI HBAs for desktops and laptops that bring high-speed connectivity to the desktop, enabling users to quickly move and manage high volumes of data to and from internal and external storage devices. We recently announced the availability of controllers based on Serial ATA technology that provide consumers with a cost-effective, easy-to-install connection to high-performance hard drives to enhance access to data- and bandwidth-intensive applications, such as video, audio, games and other multimedia. Our USB 2.0 hub products connect to an existing USB port to provide up to seven USB 2.0 connections, enabling consumers to easily connect multiple devices to a single computer.

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

        Software.    We have joined with Sonic Solutions to introduce software products that augment our line of video solutions. These software products enable home computer users with a DVD or CD burner to create, edit and play professional-quality DVDs and CDs containing movies, home videos, digital photo albums and music. The software also provides capabilities for consumer backup of images, multimedia and documents. The MyDVD Media Suite is an easy-to-use software package that enables users to capture, edit and share videos on DVD or CD, create photo slideshows and photo archives, burn audio files to CD and backup data on DVD-ROM or CD-ROM. The MyDVD Video Suite enables users to burn video on DVD or CD and create photo slideshows on DVD. It includes video-editing software that enables users to add titles, chapter points, transitions and other special effects to their DVDs.

Storage Networking Group

        Our SNG segment develops, manufactures and markets storage connectivity and data-transfer solutions for servers, storage devices, fabric switches and NAS devices. The rapid expansion of the Internet and the growing use of digital information servers act as a catalyst for increasing storage requirements and drive the need to network storage for accessibility, maintainability, scalability and simplicity of management. In response to this demand, multiple storage fabric architectures are emerging, where storage devices are connected directly into a network-like fabric. Our SNG segment focuses on making storage networking simple, flexible and affordable by offering new levels of functionality, performance and interoperability with iSCSI technology, multi-port fast Ethernet and fibre channel.

        iSCSI/TCP/IP Offload Engine.    Our SNG segment is focused on the development of products that will provide iSCSI and TOE functionality, TOE NICs and FC/IP ASICs. We have invested over five years of research and development efforts in iSCSI products. As a result of our acquisition of Platys Communications, Inc., or Platys, in August 2001, we believe we have accelerated our ability to deliver products that provide iSCSI and TOE functionality. iSCSI is specifically designed to enable cost effective SANs to be deployed to a broad market, using existing Ethernet infrastructure and protocols, providing lower total cost of ownership by retaining the existing networking, interoperability, manageability and compatibility advantages of Ethernet. iSCSI also leverages the knowledge base among IT professionals and can be as easy to manage as direct-attached storage. With this technology, our customers will be able to use inexpensive, readily available Ethernet switches, hubs and cables to implement iSCSI-based SANs.

        Our iSCSI HBAs fully support the iSCSI standard ratified by the Internet Engineering Task Force. We have started commercial shipments of our iSCSI HBAs through our distribution channel customers and are currently providing evaluation units to our OEM customers for integration and testing purposes. We have also completed the development of our ASIC for FC/IP solutions which are designed for use in switches enabling fibre channel SANs to be connected to the Internet for purposes of Internet storage, disaster recovery and mirroring functionality. In addition, in fiscal 2004, we also delivered our TOE NIC products designed for use in servers and NAS devices, providing general purpose TCP/IP offload functionality, easing the processing burden on host central processing units.

        NICs.    Our DuraLAN family of single-port and multi-port NICs is designed to maximize throughput by providing a fast ethernet to PCI connection for LAN-based servers. NICs can increase the performance of both 64-bit and 32-bit servers that provide critical local and wide area network solutions.

Sales, Marketing and Customers

        We supply a broad range of storage solutions and maintain a sales, distribution, service and support infrastructure to help customers implement these solutions.

        We sell our solutions through a direct sales force to OEMs worldwide, who market our products under their brand. We work closely with our OEM customers on the design of current and next generation products to meet the specific requirements of end-users. In addition, we provide our OEM customers with extensive applications and system design support.

        We also sell through our direct sales force to distribution customers worldwide, who market our products under the Adaptec brand and they, in turn, sell to VARs, systems integrators and retail customers. Sales to these distribution customers accounted for approximately 41% of our total revenues in fiscal 2004. We also sell directly to VARs and retail customers who market our products under the Adaptec brand. We provide training and support for our distribution customers and to value-added resellers and systems integrators. We also sell board-based products and provide technical support to end-users worldwide through major computer product retailers.

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

        For each category of customers listed below, we have alphabetically listed our top revenue-based customers in fiscal 2004. Our major OEM customers in fiscal 2004 included Dell, Fujitsu-Siemens, Hewlett-Packard, IBM and Intel. Major distributors in fiscal 2004 included Bell Micro Products, Ideal Hardware, Ingram Micro, Synnex and Tech Data. We also sell direct to a number of manufacturing facilities, including Hon Hai Precision, Inventec, Kingston, Sanmina-SCI and Solectron, which generally act as third-party manufacturers for our OEM customers. Major retail customers in the DSG segment in fiscal 2004 included Best Buy, Circuit City, CompUSA, Fry's Electronics and Micro Center.

        In fiscal 2004, IBM and Dell accounted for 18% and 10% of our total net revenues, respectively. In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of our total net revenues, respectively. In fiscal 2002, Dell and Ingram Micro accounted for 15% and 11%, respectively, of our total net revenues. Our sales to Ingram Micro are currently made under two separate master purchase agreements, covering sales to the United States, Canada, Latin America, Asia and Europe. These master purchase agreements, similar to agreements we may have in place with other customers, are intended to facilitate purchase transactions between Ingram Micro and us and do not require Ingram Micro to make purchases from us in any prescribed amount.

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

        A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 21 in the Notes to Consolidated Financial Statements. We generated approximately 59% of our overall gross revenues in 2004 from outside of the United States. A majority of our net revenues originating outside the United States was from customers other than foreign governments.

Competition

        The markets for all of our products within the SSG, DSG and SNG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards and competitive price pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on delivering a comprehensive set of storage solutions that simplify storage management for organizations of all sizes. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals.

        We believe the principal competitive factors in the markets for our SSG products are: product price/performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. In the components portion of our SSG business, we compete primarily with product offerings of Applied Micro Circuits Corporation, Broadcom and LSI Logic. In addition, our RAID solutions compete indirectly with RAID solutions of Applied Micro Circuits Corporation, Infortrend, LSI Logic and Promise. In the systems portion of our SSG business, we compete with product offerings of LSI logic, Xyratex, and several other smaller companies.

        We believe the principal competitive factors in the markets for our DSG products are: product price/performance, brand awareness and distribution breadth and reliability, technical service and support. In the DSG segment, our SCSI solutions compete primarily against products using technology alternatives such as USB and FireWire/1394, which are available from companies such as Belkin and SIIG and our digital media products compete with product offerings of Hauppauge Computer Works and Pinnacle Systems.

        We believe the principal competitive factors in the markets for our SNG products are: product performance, scalability and interoperability and brand awareness. In the developing iSCSI marketplace, we expect to face competition for design wins from established fibre channel competitors such as Emulex and QLogic. We also expect to face competition from new entrants, which may include established Ethernet suppliers such as Broadcom and Intel, as well as a number of smaller, specialized network adapter companies.

Backlog

        Our backlog at March 31, 2004 was approximately $25.5 million, consisting of $24.2 million related to our SSG segment, $1.0 million related to our DSG segment and $0.3 million related to our SNG segment. Our backlog at March 31, 2003 was approximately $16.0 million, consisting of $14.4 million related to our SSG segment, $1.1 million related to our DSG segment and $0.5 million related to our SNG segment. We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at many of our major OEMs sites and product ordering and delivery occur when the OEM customer accepts our product into their inventory. Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales.

Manufacturing

        As a result of the restructuring plan implemented in the fourth quarter of fiscal 2001, we consolidated much of our then existing manufacturing operations to our Singapore manufacturing facility in fiscal 2002. Our products make extensive use of standard logic, printed circuit boards and random access memory from several outside suppliers in addition to our custom designed integrated circuits. We employ Surface Mount Technology Corporation, or SMTC, to manufacture certain of our ServeRAID products, which are sold to IBM.

        All semiconductor wafers used in manufacturing our products are processed to our specifications by outside suppliers and are internally tested by us. We purchase processed wafers from Taiwan Semiconductor Manufacturing Company, or TSMC. We have made advance payments under our agreement with TSMC to secure wafer production through December 31, 2004. We believe that TSMC will be able to meet our anticipated needs for both current and future technologies.

        As a result of our acquisition of Eurologic in April 2003, we also acquired a manufacturing facility in Dublin, Ireland. As of March 31, 2004, we had transitioned all manufacturing operations from Dublin to our manufacturing facility in Singapore. We also transitioned all third-party manufacturing operations related to our acquisition of ICP vortex Computersysteme GmbH, or ICP vortex, to our facility at Singapore.

Patents and Licenses

        We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We maintain a patent award program that encourages our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2004, we had 300 issued patents, expiring between 2007 and 2022, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

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

Research and Development

        We continually enhance our existing solutions and develop new solutions to meet changing customer demands. The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage-access solutions across a broad range of users and platforms. We also expect to continue to make acquisitions and investments where appropriate.

        Approximately one-third of our employees are engaged in research and development. In fiscal 2004, 2003 and 2002, our research and development expenses were $102.8 million, or 23% of total net revenues, $118.4 million, or 29% of total net revenues and $123.0 million, or 29% of total net revenues, respectively.

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

Employees

        As of March 31, 2004, we had 1,512 employees. We believe that we currently have favorable employee relations. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

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

        Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in fiscal 2004, our operating results were materially affected by unusual charges, including the following:

  •
  Gain on settlement of the DPT arbitration; and

  •
  Write-off of acquired in-process technology from the acquisitions of Eurologic and Elipsan

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

        Demand for our products would likely be negatively affected if demand in the server and network storage markets declines.    Our business or operating results would be adversely affected by a decline in demand for our products. For example, the demand in the server market declined slightly in fiscal 2002 and fiscal 2003, which contributed to a decline in our net revenues. It is difficult to predict future server sales growth, if any. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

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

        We expect that the products we are developing for the network storage marketplace will be an important component of our future growth, and these products may not be accepted by the market or reach the market in a timely fashion.    We believe that developing products for the network storage marketplace will be an important component of our future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in February 2004, we acquired Elipsan, a network storage software provider and in April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we acquired Platys, a development stage company with insignificant revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive. While we are focusing on solutions employing iSCSI technology for this market, other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance is delayed due to the continuing global slowdown in technology spending. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

        If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competition.    Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. If this were to occur we may lose revenues and market share to our competitors.

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

  •
  IPsec

  •
  PCI

  •
  PCI-X

  •
  PCI-Express

  •
  RAID

  •
  SCSI

  •
  Serial Attached SCSI

  •
  SMI-S

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

        We have recently introduced RAID-enabled products based on the next generation Serial ATA technology and delivered our products based on Serial Attached SCSI technology to certain major OEMs for testing and integration. We will not succeed in generating significant revenues from our new Serial ATA and Serial Attached SCSI technology products if the market does not adapt to these new technologies, which would, over time, adversely affect our net revenues and operating results.

        If we are unable to compete effectively, our net revenues could be adversely affected.    The markets for all of our products are intensely competitive and are characterized by the following:

  •
  Rapid technological advances;

  •
  Frequent new product introductions;

  •
  Evolving industry standards; and

  •
  Price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, in our SSG segment, intense competition in the transition from products employing Ultra 160 technology to solutions employing Ultra 320 technology adversely affected revenues from our SCSI products. Our future success will depend on the level of acceptance of our external storage products and products based on the next generation Serial ATA and Serial Attached SCSI technologies by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage solutions.

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

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.    In February 2004, we acquired Elipsan, a network storage software provider. In June 2003, we acquired ICP vortex, a provider of a broad range of hardware and software RAID data protection solutions. In April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we completed our acquisition of Platys, a developer of IP storage solutions. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in March 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        Product quality problems could lead to reduced revenues and gross margins.    We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software often contains "bugs" which can interfere with expected operations. We cannot assure you that our pre-shipment testing programs will be adequate to detect all defects which might interfere with customer satisfaction, reduce sales opportunities, or affect our gross margins if the cost of remedying the problems exceed reserves established for that purpose. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily, from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and margins.

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

        We currently purchase all of the finished production silicon wafers used in our products from wafer suppliers, and if they fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.    Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products through our agreements with Taiwan Semiconductor Manufacturing Company, or TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

  •
  The availability of raw materials;

  •
  The availability of manufacturing capacity;

  •
  Transition to smaller geometries of semiconductor devices;

  •
  The level of contaminants in the manufacturing environment;

  •
  Impurities in the materials used; and

  •
  The performance of personnel and equipment.

        We cannot assure you that manufacturing problems may not occur in the future. A shortage of raw materials or production capacity could lead our wafer supplier to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that our wafer supplier will continually seek to convert its processes for manufacturing wafers to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the wafer supplier we use is unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional suppliers. Additional wafer suppliers may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

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

        We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 41% of our gross revenues for fiscal 2004 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

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

        We depend on a few key customers and the loss of any of them could significantly reduce our revenues.     Historically, a small number of our customers has accounted for a significant portion of our revenues. During fiscal 2004, fiscal 2003 and fiscal 2002, sales to the ten customers from which we received the greatest revenues accounted for approximately 70%, 73% and 70% of our total gross revenues, respectively. In addition, IBM represented 18% and 13% of our total net revenues fiscal 2004 and fiscal 2003, respectively, and Dell represented 10% and 14% of our total net revenues fiscal 2004 and fiscal 2003, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

        We are in the process of reorganizing our business segments to be focused on customers and have planned significant system enhancements and improvements and these changes could adversely impact our business if not adequately managed and controlled.    We are in the process of reorganizing our internal organization structure related to our SSG and SNG segments. Whereas historically our SSG and SNG segments each offered distinct products across our entire customer base, the new organization structure will offer our customers our entire suite of end-to-end solutions. The reorganization has placed demands on our management, operational and financial infrastructure. In addition, management has initiated plans to enhance certain systems and processes, such as in the supply chain area. These system enhancements and improvements will require expenditures and allocation of management resources and if these improvements are not implemented successfully, our ability to manage our reorganization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

        If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.    We implemented restructuring plans to reduce our operating costs in fiscal 2004, fiscal 2003 and fiscal 2002 and recorded restructuring charges of $4.3 million, $14.3 million and $10.0 million in fiscal 2004, 2003 and 2002, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. In fiscal 2003, we recorded an impairment charge of $1.5 million relating to the decline in value of minority investments. In fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of minority investments. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

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

        We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.    Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The terms of the current tax holiday provide that profits derived from certain products will be exempt from tax through fiscal 2004, subject to certain conditions. We signed an agreement with the Singapore Economic Development Board for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions. If we do not continue to meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results. Additionally, we held $457.8 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at March 31, 2004. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we could incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

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

        We finance our capital expenditure needs from operating cash flows and capital market financing, and if we need to seek additional financing, it may not be available on favorable terms.    In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we rely, in part, on operating cash flows and capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

        We are exposed to fluctuations in foreign currency exchange rates.    Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-United States currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar-denominated operating expenses in Europe and Asia. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003. Additionally, we purchase a substantial portion of our raw materials and manufacturing equipment from foreign suppliers, and incur labor and other operating costs in foreign currencies, particularly in our Singapore manufacturing facility. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies.

        We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, especially in the current economic downturn, the venture funds' investment in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

        Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes- Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

        If we account for employee stock options using the fair value method, it could adversely impact our net income.    There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges. See Note 1 and 15 of Notes to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

        We have entered into an expanded relationship with a significant OEM customer and if we do not fulfill our responsibilities under this agreement, it could result in a loss of revenues.    In April 2004 we entered into an expanded relationship with a significant OEM customer to supply external storage products. We may encounter challenges in fulfilling our responsibilities under this expanded relationship such as, timely completion and introduction of product designs to meet the specifications of the OEM, quality of new products introduced, sales forecasting, material planning and inventory management to meet its demand forecast. If we are not successful in managing this relationship, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

        We may experience significant fluctuations in our stock price, which may, in turn, significantly affect the trading price of our convertible notes.    Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of analysts, and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions, and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into our common stock.

Item 2. Properties

        Our headquarters are located at 691 South Milpitas Boulevard, Milpitas, California. As of March 31, 2004, we owned and leased various properties in the United States and in 10 foreign countries totaling approximately 1,200,000 square feet, of which approximately 429,000 was leased/subleased or available to lease/sublease to third parties. These building and land leases expire at varying dates between fiscal 2011 and fiscal 2028, respectively, and include renewals at our option.

        The table below is a summary of the facilities we owned and leased at March 31, 2004:

		# of Buildings	Location	Building Sq. Ft.		Use
Owned	US	7	California	479,000	A	Corporate offices, research and development, technical support, sales, marketing and administrative and a portion of the buildings are leased or available for lease to third parties.
	International	1	Singapore	221,000	B	Manufacturing, research and development, sales, warehousing and a portion leased to third parties.
Leased	US	5	California	96,000	C	Warehouse, sales, technical support and three buildings are subleased to third parties.
		2	Colorado	16,000		Research development and technical support.
		1	Florida	100,000	D	Engineering, technical support, sales, marketing and administrative and a portion subleased or available for sublease to a third party.
		1	Massachusetts	15,000		Subleased to a third party.
		1	Minnesota	8,000		Research development and technical support.
		1	New Hampshire	67,000		Subleased to third parties.
		1	North Carolina	16,000		Research development and technical support.
		2	Texas	5,000		Sales office.
		1	Washington	4,000		Research development and technical support.
	International	1	Australia	500		Sales office.
		1	Belgium	8,500		Available for sublease to a third party.
		2	China	3,000		Sales office.
		3	England	21,000	E	Research and development, sales and a portion is subleased or available for sublease to a third party.
		1	France	4,000		Sales office.
		2	Germany	29,000		Research and development, technical design, technical support and sales.
		2	India	27,000		Technical design.
		1	Ireland	40,000	F	Manufacturing, research and development, sales and warehousing.
		1	Japan	8,000		Sales, marketing and technical support.

(A)
Leases on a portion of these facilities of approximately 136,000 square feet and approximately 70,000 square feet are available for lease.

(B)
Leases on a portion of these facilities of approximately 18,000 square feet.

(C)
Subleases on three of the facilities of approximately 63,000 square feet.

(D)
Sublease on a portion of these facilities of approximately 27,000 square feet and approximately 18,000 square feet are available for sublease.

(E)
Subleases on a portion of these facilities of approximately 4,000 square feet.

(F)
Lease was terminated on April 1, 2004.

        We do not separately track our major facilities by operating segments nor are the segments evaluated under these criteria. Substantially all of the properties are used at least in part by a majority of our segments and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

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

        We are a party to other litigation matters and claims, including those related to intellectual property, which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 4A. Executive Officers of the Registrant

        The following sets forth certain information regarding our executive officers as of March 31, 2004:

        Mr. Robert N. Stephens (age 58) has served as our Chief Executive Officer since April 1999 and President since October 1998. Prior to his promotion, Mr. Stephens had served as our Chief Operating Officer since 1995.

        Mr. Marshall L. Mohr (age 48) has served as Vice President, Chief Financial Officer and Assistant Secretary since July 2003. Prior to joining Adaptec, Mr. Mohr spent 22 years in various positions at PricewaterhouseCoopers including, most recently, 6 years as Managing Partner of PricewaterhouseCoopers' West Region Technology Industry Group

        Mr. Kenneth B. Arola (age 48) has served as Vice President since June 1998, as Corporate Controller and Principal Accounting Officer since February 1999. From 1995 to 1998, Mr. Arola served as Director of Corporate Finance.

        Mr. Kok Yong Lim (age 56) has served as our Vice President of Manufacturing since December 1999. From 1993 to 1999, Mr. Lim served as Managing Director and Vice President of Adaptec Manufacturing Singapore.

        Mr. Ahmet Houssein (age 48) has served as Vice President and General Manager of our SSG segment since July 2003. From April 2002 to June 2003, he served as the Vice President of the SSG segment. Prior to joining Adaptec, Mr. Houssein spent approximately 6 years in various management positions at Intel, Inc.

        Mr. Ram Jayam (age 36) has served as Vice President and General Manager of our SNG segment since November 2003. From September 2001 to October 2003, he served as the Vice President of the SNG segment Prior to joining Adaptec, Mr. Jayam was the CEO and founder of Platys, Inc. which we acquired in August 2001.

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

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First quarter	$8.74	$5.95	$15.34	$7.43
Second quarter	8.44	6.05	8.40	4.30
Third quarter	9.50	7.40	7.25	3.60
Fourth quarter	11.14	7.99	7.40	5.45

        As of May 15, 2004, there were approximately 799 stockholders of record of our common stock.

Dividends

        We have not paid cash dividends on our common stock. It is presently our policy to reinvest earnings for our business.

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

	Years Ended March 31,
	2004[4]	2003[4]	2002[4]	2001	2000
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues[1]	$452,908	$408,113	$418,749	$578,312	$729,171
Cost of revenues[3]	264,200	203,203	203,030	275,513	264,555
Patent settlement fee	—	—	—	(3,626)	9,325

Gross profit	188,708	204,910	215,719	306,425	455,291

Total operating expenses[1,2,3]	215,779	240,040	426,376	335,385	253,937
Income (loss) from continuing operations	62,907	(15,426)	(196,673)	42,557	164,281
Net income from discontinued operations	—	—	495	2,893	6,508
Net loss on disposal of discontinued operations	—	—	—	(5,807)	—
Net income (loss)	62,907	(15,426)	(196,178)	39,643	170,789

Net Income (Loss) Per Share Data:
Basic:
Continuing operations	$0.58	$(0.14)	$(1.92)	$0.43	$1.59
Discontinued operations	$—	—	$0.00	$(0.03)	$0.06
Net income (loss)	$0.58	$(0.14)	$(1.91)	$0.40	$1.65
Diluted:
Continuing operations	$0.54	$(0.14)	$(1.92)	$0.42	$1.50
Discontinued operations	$—	—	$0.00	$(0.03)	$0.06
Net income (loss)	$0.54	$(0.14)	$(1.91)	$0.39	$1.56
Shares used in computing net income (loss) per share:
Basic	108,656	106,772	102,573	99,403	103,427
Diluted	124,001	106,772	102,573	101,364	109,711
	March 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$663,854	$742,302	$803,659	$651,329	$662,691
Restricted cash and marketable securities	9,161	14,789	21,212	—	—
Net assets of discontinued operations	—	—	—	44,153	51,317
Total assets[3]	1,051,104	1,102,979	1,208,422	1,208,241	1,342,201
Long-term liabilities	263,852	252,596	457,625	235,350	244,200
Stockholders' equity[3]	644,891	602,777	597,392	778,981	877,306
Working capital[3]	715,228	645,320	793,854	664,555	656,556

Notes:

(1)
We adopted EITF No. 01-09 in January 2002. As a result, certain consideration paid to distributors is now classified as a revenue offset rather than as an operating expense. Prior period financial statements have been reclassified to conform to this presentation.

(2)
As of April 1, 2002, we ceased amortization of goodwill to conform with the provisions of SFAS No. 142.

(3)
Prior period financial statements have been reclassified to conform to current period presentation.

(4)
We completed a total of four acquisitions in fiscal 2004 and 2002 (Note 3). We recorded restructuring charges in fiscal 2004, 2003, 2002 and 2001 (Note 12). In fiscal 2004, we recorded a gain of $49.3 million related to the settlement with former president of DPT (Note 10), a reduction in the deferred tax asset valuation allowance of $21.6 million (Note 18) and a reduction of previously accrued tax related liabilities of $6.3 million (Note 18). In fiscal 2002, we recorded an impairment charge of $69.0 million to reduce goodwill related to the DPT acquisition (Note 13). These transactions affect the comparability of this data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." This section contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1 of this Annual Report on Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not been completed as of June 11, 2004.

        As discussed further in the "Roxio Spin-Off" section below, we successfully completed the spin-off of our software segment, Roxio, into a fully independent and separate company in May 2001. Unless otherwise indicated, the information contained in this Form 10-K relates to our continuing operations.

RESULTS OF OPERATIONS

Overview

        In fiscal 2004, our revenues grew 11% as compared to fiscal 2003 as a result of substantial growth in sales of our systems products and, to a lesser extent, from a slight increase in sales of our component products. Gross margins declined in fiscal 2004 from the prior year due to changes in product mix. Operating expenses declined year over year, primarily as a result of our efforts to bring expenses in line with our gross margin levels. During the year, we lowered our cost structure, completed the transition to a consolidated manufacturing strategy and continued to invest in next-generation products.

        We have grown our business and expanded our product offerings in fiscal 2004 through the acquisitions of, and subsequent improvements to, the businesses of Eurologic, ICP vortex and Elipsan, as well through our strategic relationship with IBM. This growth was offset, in part, by reduced market share for our Ultra 320 products, as we have faced intense competition as the industry transitions from products employing Ultra 160 technology to Ultra 320 technology.

  •
  The acquisition of Eurologic in April 2003 extended our end-to-end solution strategy by adding a broad set of external and networked storage solutions. These solutions included fibre-channel arrays and were primarily sold by Eurologic to OEMs. Since the acquisition, we have expanded the sale of its products into the distribution channel, and have focused our efforts on developing business with major OEMs. In addition, we continue to improve the margins from the Eurologic business by moving its manufacturing operations from Ireland to our existing facility in Singapore and by embedding our proprietary technology into next generation products.

  •
  The acquisition of ICP vortex in June 2003 provided us with a stronger presence in European markets, primarily Germany, which has enabled us to increase our market share of RAID solutions and component products in these regions. In addition, the acquisition broadened our relationship with Intel to allow us to provide our RAID software for their chipsets. In addition, we have improved margins from this business by transitioning the manufacturing operations of ICP vortex from subcontractors to our facility in Singapore.

  •
  Our acquisition of Elipsan in February 2004 secured our access to its storage virtualization technology, which we are incorporating into our external storage products. This technology will enable us to facilitate storage scalability and increase performance across multiple homogenous RAID subsystems.

  •
  We significantly increased revenues from our strategic relationship with IBM entered into in fiscal 2002, under which we supply IBM with RAID solutions for their xSeries servers. We have recently begun manufacturing our Ultra 320 products in our Singapore facility using our proprietary RAID technology, which has enabled us to improve our margins from this relationship.

        In addition, during fiscal 2004, we launched RAID-enabled products based on next generation Serial ATA technology and delivered our ASIC based on Serial Attached SCSI technology to major OEMs for integration and testing.

        We plan to continue to streamline our operations and refocus our strategic efforts on our core competencies in all areas of our business. In line with these efforts, we are in the process of reorganizing our internal organization structure related to our SSG and SNG segments. Whereas historically our SSG and SNG segments each offered distinct products across our entire customer base, the new organization structure will offer our customers our entire suite of end-to-end solutions. We believe that reorganizing our business in this customer-focused manner will enable us to concentrate on addressing the specific business needs of our customers and better coordinate product planning. We will begin to report our financial information based upon this new structure for the first quarter of fiscal 2005.

        Our growth is largely dependent on the success of our external and networked storage solutions and, to a lesser extent, on our new technologies (i.e. Serial Attached SCSI, Serial ATA and iSCSI). In the fourth quarter of fiscal 2004, we expanded our relationship with a leading OEM with respect to our external storage products and we expect to invest more than $5.0 million in additional research and development expense in fiscal 2005 to support this expanded relationship. Despite the economic downturn of the last few years, we continued to, and currently plan to continue to, invest in research and development spending to enter into and expand new and existing markets with the goal of increasing revenue and profitability levels.

        In addition, our growth will also depend on our ability to successfully develop and market products based on new technologies and industry standards. For example, we have faced intense competition in the transition from products employing Ultra 160 technology, to solutions employing Ultra 320 technology. As a result of this competition, we have not secured the same market share for our Ultra 320 products as we historically have for our Ultra 160 products. Although the transition to solutions employing Ultra 320 technology has been slower than we originally anticipated, the transition still negatively affected our revenues in fiscal 2004 and may negatively affect our revenues in fiscal 2005. We believe that the industry is in the midst of transitioning to the next generation Serial Attached SCSI technology, which we believe will provide us with a competitive advantage because we have developed innovative products based on this technology. However, if the transition to Ultra 320 technology occurs before the industry transitions to the next generation Serial Attached SCSI technology, or if we are not successful in achieving design wins with respect to our Serial Attached SCSI products, our revenues would continue to be negatively affected. We expect to launch our Serial Attached SCSI products in the second half of fiscal 2005. Our future revenues will, over time, be significantly influenced by the extent to which we are successful in gaining customer adoption rates for, and ultimately selling, our Serial Attached SCSI, Serial ATA, iSCSI and external storage solutions products to our current and new customers.

        The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Years Ended March 31,
	2004[4]	2003[4]	2002[4]
Net revenues[1]	100%	100%	100%
Cost of revenues[3]	58	50	48

Gross margin	42	50	52

Operating expenses:
Research and development[3]	23	29	29
Selling, marketing and administrative[1,3]	17	22	25
Amortization of goodwill and other intangibles[2]	4	4	14
Write-off of acquired in-process technology	2	—	13
Restructuring charges	1	4	2
Other charges	1	0	19

Total operating expenses	48	59	102

Income (loss) from operations	(6)	(9)	(50)
Interest and other income[3]	15	8	8
Interest expense	(2)	(4)	(3)

Income from continuing operations before provision for (benefit from) income taxes	7	(5)	(45)
Provision for (benefit from) income taxes	(7)	(1)	2

Net income (loss) from continuing operations	14	(4)	(47)
Net income from discontinued operations	—	—	0
Net loss on disposal of discontinued operations	—	—	—

Net income (loss)	14%	(4)%	(47)%

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

(4)
We completed a total of four acquisitions in fiscal 2004 and 2002 (Note 3). We recorded restructuring charges in fiscal 2004, 2003, 2002 and 2001 (Note 12). In fiscal 2004, we recorded a gain of $49.3 million related to the settlement with former president of DPT (Note 10), a reduction in the deferred tax asset valuation allowance of $21.6 million (Note 18) and a reduction of previously accrued tax related liabilities of $6.3 million (Note 18). In fiscal 2002, we recorded an impairment charge of $69.0 million to reduce goodwill related to the DPT acquisition (Note 13). These transactions affect the comparability of this data.

Net Revenues Summary:

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentage)
SSG	$403.6	17%	$343.9	1%	$341.8
DSG	43.4	(20)%	54.1	(16)%	64.2
SNG	5.9	(42)%	10.1	(20)%	12.7

Total Net Revenues	$452.9	11%	$408.1	(3)%	$418.7

Fiscal 2004 compared to Fiscal 2003

        Net revenues from our SSG segment increased by $59.7 million, or 17%, in fiscal 2004 as compared to fiscal 2003 primarily as a result of substantial growth in our systems products, which are composed primarily of the products we acquired from Eurologic, and, to a lesser extent, from a slight increase in sales of our component products. Net revenues from our component products reflect a $50.4 million increase in sales of ServeRAID products to IBM, which began in the second quarter of fiscal 2003, RAID revenues from ICP vortex, which we acquired in the first quarter of fiscal 2004, and sales of our RAID enabled products based on the next generation Serial ATA technology launched in the first quarter of fiscal 2004. The following table illustrates the contribution to our net revenues in fiscal 2004 and 2003 from the Eurologic and ICP vortex acquisitions, as well as our ServeRAID agreement with IBM:

Net Revenues:	FY 2004	FY 2003
	(in millions)
Eurologic	$55.2	$—
ICP vortex	19.9	—
ServeRAID	70.7	39.4

        However, the increase in net revenues from our component products was almost completely offset by a change in sales mix of products incorporating our SCSI technology due to customers purchasing more software and chip solutions which generally have lower average selling prices compared to host bus adapters or other board level SCSI products. Additionally, we have faced intense competition in the transition from products employing Ultra 160 technology, a major product family of our SSG segment, to solutions employing Ultra 320 technology. Although this transition has been slower than we originally anticipated, it still negatively affected our revenues in fiscal 2004.

        Net revenues from the DSG segment decreased by $10.7 million, or 20%, in fiscal 2004 as compared to fiscal 2003 due to a decline in sales volumes of our SCSI-based desktop computer solutions, FireWire/1394 solutions and USB 2.0 host-bus adapters, offset partially by increased sales of digital media products launched in the second quarter of fiscal 2003. The decline in sales volume of our SCSI-based desktop computer solutions reflects a continued reduction in demand resulting from the penetration of other lower cost solutions and alternative technologies for the desktop. The decline in sales volumes of our FireWire/1394 solutions and USB 2.0 host-bus adapters was caused by the continued trend of OEMs incorporating these technologies into their products rather than end-users purchasing our products as components at the retail level. We expect revenues from our SCSI-based desktop computer solutions to continue to decline, partially offset by increased sales of digital media products.

        Net revenues from the SNG segment decreased by $4.2 million, or 42%, in fiscal 2004 as compared to fiscal 2003 due to decline in the sales volume of our NIC's and fibre channel products. The decrease was only slightly offset by revenues from sales of iSCSI HBAs introduced in the fourth quarter of fiscal 2003 and TOE NACs launched in the first quarter of fiscal 2004.

Fiscal 2003 compared to Fiscal 2002

        Net revenues from the SSG segment increased slightly in fiscal 2003 as compared to fiscal 2002 due to increased sales of our RAID and external storage products. This increase was primarily due to sales of ServeRAID products to IBM, which began in the second quarter of fiscal 2003. However, this increase in net revenues was almost fully offset by the continued decline in sales volumes of our SCSI products. The decline in the volume of SCSI product sales was attributable to a decline in demand due to penetration of other lower-cost solutions, such as ATA, and a shift in the server market share from smaller VARs to major OEMs. Because we derived a higher proportionate share of our SCSI revenues from VARs, our total SCSI revenues were adversely impacted by this shift.

        Net revenues from the DSG segment decreased in fiscal 2003 as compared to fiscal 2002 due to a decline in sales volumes of our SCSI-based desktop computer solutions caused by a reduction in demand resulting from the penetration of other lower-cost solutions and alternative technologies. Approximately half the decrease in SCSI revenues was offset by increased sales of USB 2.0 and FireWire/1394 connectivity solutions, hubs and digital media products launched in the second quarter of fiscal 2003.

        Net revenues from the SNG segment decreased in fiscal 2003 as compared to fiscal 2002 due to a decline in sales volumes of fibre channel products and NICs. A majority of the decrease in net revenues was due to a decline in sales volumes of fibre channel products to OEMs and the balance was due to a decline in sales volumes of NICs. In addition, we started commercial shipments of our iSCSI HBAs in the fourth quarter of fiscal 2003 as we completed the initial in-process research and development projects related to the acquisition of Platys.

Geographical Revenues and Customer Concentration

Geographical Revenues:	FY 2004	FY 2003	FY 2002
North America	41%	47%	47%
Europe	31%	28%	29%
Pacific Rim	28%	25%	24%

Total Gross Revenues	100%	100%	100%

        Our international revenues grew as a percent of our total gross revenues in fiscal 2004 as compared to fiscal 2003 and fiscal 2002. Revenues from the European region increased as a percent of our total gross revenues in fiscal 2004 reflecting our acquisition of ICP vortex located in Germany, favorable effects of the Euro relative to the dollar, and generally strong demand in the European market. Revenues from the Pacific Rim region increased in fiscal 2004 as sales to ODMs in that region grew year-over year.

        A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In fiscal 2004, IBM and Dell accounted for 18% and 10% of our total net revenues, respectively. In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of our total net revenues, respectively. In fiscal 2002, Dell and Ingram Micro accounted for 15% and 11%, respectively, of our total net revenues.

Gross Margin

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Gross Margin	$188.7	(8)%	$204.9	(5)%	$215.7
As a percentage of net revenues	42%		50%		52%

        Our gross margin was 42% in fiscal 2004 compared to 50% in fiscal 2003. The decline in gross margin was primarily due to changes in our product mix reflecting the increase in sales of relatively lower margin products including ServeRAID products to IBM and sales of external storage solutions resulting from our acquisition of Eurologic and, to a lesser extent, by the sales mix of our SCSI products where more lower margin products were sold as compared to higher margin host bus adapters and board level SCSI products. Our external storage solutions generally carry lower gross margin than our other products, and we expect revenues from these external storage product lines to continue to increase relative to revenues from our other products. As a result, gross margin is expected to continue to remain flat or decrease slightly based upon product mix offset by expected manufacturing efficiencies as production is shifted to our Singapore facility, overall volumes increase and incorporation of our proprietary technology into next generation storage products.

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

Research and Development Expense.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Research and Development	$102.8	(13)%	$118.4	(4)%	$123.0

        The decrease in research and development expense in fiscal 2004 as compared to fiscal 2003 was primarily a result of decreased spending and decreased deferred compensation charges associated with our acquisition of Platys. The decrease in spending was primarily due to savings obtained through reductions in infrastructure spending and reduced headcount resulting from the restructuring programs implemented in fiscal 2003 and savings obtained by transitioning certain research and development efforts to India. However, these savings were partially offset by additional development expenses as a result of our acquisition of Eurologic, ICP vortex and Elipsan. Deferred compensation charges, which represented the vesting of restricted stock, unvested cash and assumed stock options, decreased by $6.4 million in fiscal 2004 as compared to fiscal 2003.

        The decrease in research and development expense in fiscal 2003 as compared to fiscal 2002 was primarily a result of decreased deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges decreased by $8.2 million in fiscal 2003 as compared to fiscal 2002. In fiscal 2003, we recorded deferred compensation charges of $10.4 million representing the vesting of restricted stock, unvested cash and assumed stock options. In fiscal 2002, we recorded deferred compensation charges of $18.6 million, including $6.9 million representing seven months of vesting of restricted stock, unvested cash, and assumed stock options and $11.7 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, which we believe are not indicative of our core operating results, our spending increased slightly in fiscal 2003 over fiscal 2002. The increase in spending, net of deferred compensation charges, was primarily due to the additional workforce brought on through our acquisition of Platys in August 2001 and related continued investment in iSCSI technology, and additional development expenses related to the workforce hired to exploit the technology acquired through the ServeRAID agreement with IBM in March 2002 and the Tricord asset purchase in November 2002. The additional spending was only partially offset by savings obtained through reductions in infrastructure spending and reduced headcount resulting from restructuring plans implemented in fiscal 2002 and the second quarter of fiscal 2003.

        We continue to invest in significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the external storage, IP storage, server storage and networking markets. A portion of our research and development expense fluctuates depending on the timing of major project costs such as tape-outs and IC turns. In the fourth quarter of fiscal 2004, we expanded our relationship with a leading OEM with respect to our external storage products and we expect to invest more than $5 million in additional research and development expense in fiscal 2005 to support this expanded relationship. We also invest in research and development of new technologies, including iSCSI, Serial ATA and Serial Attached SCSI.

Selling, Marketing and Administrative Expense.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Selling, Marketing and Administrative	$78.4	(14)%	$90.8	(14)%	$105.0

        The decrease in selling, marketing and administrative expense in fiscal 2004 as compared to fiscal 2003 was primarily a result of decreased spending and decreased deferred compensation charges associated with our acquisition of Platys. The decrease in spending was primarily due to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal 2003 and the first half of fiscal 2004. However, these savings were partially offset by the additional workforce brought on through our acquisitions of Eurologic, ICP vortex and Elipsan. Deferred compensation charges, which represented the vesting of restricted stock, unvested cash and assumed stock options, decreased by $3.8 million in fiscal 2004 as compared to fiscal 2003.

        The decrease in selling, marketing and administrative expense in fiscal 2003 as compared to fiscal 2002 was primarily a result of deferred compensation charges associated with our acquisition of Platys. Deferred compensation charges, which represented the vesting of restricted stock, unvested cash and assumed stock options, decreased by $7.7 million in fiscal 2003 as compared to fiscal 2002. In fiscal 2003, we recorded deferred compensation charges of $4.0 million representing the vesting of restricted stock, unvested cash and assumed stock options. In fiscal 2002, we recorded deferred compensation charges of $11.7 million, including $2.4 million representing seven months of vesting of restricted stock, unvested cash, and assumed stock options and $9.3 million representing the value of stock and cash paid to certain Platys executives when specified milestones were met. Excluding the deferred compensation charges, which we believe are not indicative of our core operating results, our selling, marketing and administrative spending declined slightly in fiscal 2003 from fiscal 2002. The decrease in spending, net of deferred compensation charges, was primarily attributable to the reductions of our workforce, marketing programs and other discretionary spending as a result of the restructuring plans implemented in the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003, partially offset by additional workforce brought on through our acquisition of Platys in August 2001.

Amortization of Goodwill and Acquisition-Related Intangible Assets.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Amortization of Goodwill and Acquisition-Related Intangible Assets	$16.7	11%	$15.0	(74)%	$57.4

        Acquisition-related intangible assets include patents, core technology, covenants-not-to-compete, customer relationships, trade name, backlog and royalties. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to five years.

        On April 1, 2002, we ceased amortizing goodwill with the adoption of SFAS No. 142. We account for goodwill under the impairment-only approach, whereby goodwill will be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144. We completed the annual impairment tests during the fourth quarter of fiscal 2004 and concluded that, as of March 31, 2004, there was no impairment of goodwill.

        The increase in amortization of acquisition-related intangible assets in fiscal 2004 as compared to fiscal 2003 related to the amortization of purchased intangible assets with the acquisitions of Eurologic, ICP vortex and Elipsan of $4.3 million. This was partially offset by lower amortization related to our DPT acquisition of $2.6 million as it became fully amortized in December 2003.

        The decrease in amortization of acquisition-related intangible assets (including goodwill in fiscal 2002) in fiscal 2003 as compared to fiscal 2002 was due to the cessation of goodwill amortization in fiscal 2003 attributable to the adoption of SFAS No. 142 as discussed above, partially offset by $2.2 million of additional amortization of acquisition-related intangible assets due to a full year of amortization from our fiscal 2002 acquisition of Platys.

Write-Off of Acquired In-Process Technology.

Write-Off of Acquired In-Process Technology:	FY 2004	FY 2003	FY 2002
	(in millions)
Eurologic	$3.6	$—	$—
Elipsan	4.0	—	—
Platys	—	—	53.4

Total Write-Off of Acquired In-Process Technology	$7.6	$—	$53.4

        Projects that qualify as acquired in-process technology represent those in which technological feasibility had not been established and no alternative future uses existed. The amounts allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry.

        Eurologic:    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. Approximately $3.6 million was written off in the first quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. We acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increased performance while reducing the storage controller form factor. The value was determined by estimating the net cash flows from the products once commercially viable and discounting the estimated net cash flows to their present value.

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

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2008, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by us and those of our competitors.

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

        Percentage of Completion.    The percentage of completion of the acquired projects was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 60% complete. All projects outstanding as of the acquisition date had been completed as of March 31, 2004.

        Elipsan:    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. A write-off for in-process technology was $4 million in the fourth quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs. The value for the identifiable intangible was determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

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

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2007, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by us and those of our competitors.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Elipsan included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Elipsan's overall business model, an assessment of specific product results, including both historical and expected direct expense levels and general industry metrics, was conducted.

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

        Selling, Marketing and Administrative Expenses.    Estimated selling, marketing and administrative expenses were consistent with the general industry cost structure and were consistent throughout the estimation period.

        Effective Tax Rate.    The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates.

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows was approximately 63% for each of the projects.

        Percentage of Completion.    The percentage of completion of the acquired projects was determined using costs incurred by Elipsan prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 28% complete. We expect remaining costs of approximately $0.3 million to bring the planned in-process projects to completion. Development of these projects remains a risk to Adaptec due to rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact our future sales, results of operations and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Platys:    In connection with our acquisition of Platys, approximately $53.4 million of the purchase price was allocated to the acquired in-process technology and written off in fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We acquired certain ASIC-based iSCSI technology for IP storage solutions. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

        Percentage of Completion.    The percentage of completion for the acquired projects was determined using costs incurred by Platys prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, project completion ranged from 25% to 90%.

        We completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the second quarter of fiscal 2005. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage systems incorporating iSCSI technology. We expect remaining costs of approximately $1 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to us due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive market, could adversely impact our future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

Restructuring Charges.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Restructuring Charges	$4.3	(70)%	$14.3	43%	$10.0

        As a result of the economic slowdown and decline in capital spending in the information technology industry, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive new company-wide expense-control programs. We believe we reduced our annual infrastructure expense level by at least $55 million as a result of our fiscal 2004, fiscal 2003 and fiscal 2002 restructuring plans. For further discussion on our restructuring plans, please refer to Note 12 to the Notes to Consolidated Financial Statements.

Fiscal 2004 Restructuring Plans

        Second Quarter of Fiscal 2004 Restructuring Plan:    In the second quarter of fiscal 2004, we initiated certain actions related primarily to our DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, the shutdown of DSG's Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. In addition, we took actions to streamline our SSG segment by reducing headcount and related costs. We recorded a restructuring charge of approximately $1.6 million in the second quarter of fiscal 2004, of which $1.5 million was associated with severance and benefits from terminating approximately 33 employees and $0.1 million related to the write-down of certain assets taken out of service.

        Additional charges related to the second quarter of fiscal 2004 restructuring plan were taken in the third quarter of fiscal 2004. We recorded a restructuring charge of $0.6 million as a result of vacating the Hudson facility in the third quarter of fiscal 2004. This completed the DSG restructuring initiated in the second quarter of fiscal 2004. Restructuring charges incurred to date related to the second quarter of fiscal 2004 restructuring plan are $2.2 million. Of the total restructuring expense incurred, approximately $0.6 million and $1.6 million related to the SSG and DSG segments, respectively.

        Third Quarter of Fiscal 2004 Restructuring Plan:    In the third quarter of fiscal 2004, we initiated actions to consolidate research and development resources primarily in our SSG segment. We recorded a restructuring charge of $0.4 million related to severance and benefits of 12 employees based in the United States. We do not expect to incur any further charges in connection with this restructuring plan.

        Fourth Quarter of Fiscal 2004 Restructuring Plan:    In the fourth quarter of fiscal 2004, we initiated certain actions to consolidate primarily technical support and engineering resources in our SSG and SNG segments. This included the involuntary termination of 35 employees mainly from the United States. In addition, the plan included costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in California through July 2005, the end of the lease term. We recorded a restructuring charge of $1.7 million associated with this plan and do not expect to incur any further charges. Of the total restructuring expense incurred, approximately $0.9 million and $0.8 million related to the SSG and SNG segments, respectively.

        As a result of our fiscal 2004 restructuring plans, we expect to reduce our annual infrastructure spending by approximately $10 million, of which approximately 9%, 51% and 40% will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Fiscal 2003 Restructuring Plans

        In the second and fourth quarters of 2003, we announced restructuring programs (collectively called the fiscal 2003 restructuring provision) to reduce expenses and streamline operations in all our operating segments and recorded a restructuring charge of $13.2 million. During fiscal 2003 and 2004, we recorded adjustments to the fiscal 2003 restructuring provision of $0.1 million and $0.2 million, respectively, related to the reduction to severance and benefits as actual results were lower than anticipated, offset by additional lease costs, primarily related to the estimated loss of a facility in Florida through April 2008, the end of the lease term. Of the total restructuring expense incurred in the fourth quarter of fiscal 2003, approximately $3.8 million, $0.7 million and $2.5 million relate to the SSG, DSG and SNG segments, respectively.

        As a result of our fiscal 2003 restructuring plans, we estimate that we reduced our annual infrastructure spending by approximately $25 to $35 million, of which approximately 12%, 38% and 50% will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Fiscal 2002 Restructuring Plans

        In the first and fourth quarters of 2002, our management implemented restructuring plans (collectively called the fiscal 2002 restructuring provision) to reduce costs, improve operating efficiencies and tailor our expenses to current revenues in all of our operating segments and recorded a restructuring charge of $10.1 million. During fiscal 2002, 2003 and 2004, we recorded adjustments to the fiscal 2002 restructuring provision of $0.4 million, $0.6 million and $0.2 million, respectively, related to the additional lease costs offset by a reduction to severance and benefits as actual results were lower than anticipated. The additional lease costs primarily related to the estimated loss of two facilities in Florida and Belgium through the end of the lease term, which are April 2008 and October 2005, respectively.

        As a result of our fiscal 2002 restructuring plans, we estimate that we reduced our annual infrastructure spending by approximately $20 to $25 million, of which approximately 30%, 35% and 35% will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Other Charges.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Other Charges	$6.0	291%	$1.5	(98)%	$77.6

        In fiscal 2004, we recorded an impairment charge of $5.0 million to reduce costs in excess of fair value to reflect the difference between carrying value and the estimated proceeds, including cost to sell and to cease depreciation, from the sale of certain properties. We decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. As a result, two owned buildings, including associated building improvements and property, plant and equipment, have been classified as assets held for sale and are included in "Other current assets" in the Consolidated Balance Sheet at March 31, 2004 at their expected fair value less cost of sales of $6.7 million. Fair value was determined by management estimates, appraisal values and values for similar properties. We have entered into an exclusive sales listing agreement with a broker to sell these facilities. We expect to sell these facilities by the end of fiscal 2005.

        We hold minority investments in non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. We recorded an impairment charge of $1.0 million, $1.5 million and $8.6 million related to a decline in the value of minority investments deemed to be other-than-temporary in fiscal 2004, 2003 and 2002, respectively.

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

Interest and Other Income.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Interest income	$19.2	(36)%	$29.9	(13)%	$34.2
Gain on settlement with former president of DPT	49.3	100%	—	—	—
Gain (loss) on extinguishment of debt	(6.5)	(296)%	3.3	280%	0.9
Other	4.4	549%	0.7	603%	(0.2)

Total Interest and Other Income	$66.4	96%	$33.9	(3)%	$34.9

        Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, gains or losses from the repurchase of our 3% Notes and 4 3/4% Notes, fluctuations in foreign currency gains or losses and sublease income received from third parties.

        The increase in interest and other income in fiscal 2004 as compared to fiscal 2003 was primarily due to a gain of $49.3 million in relation to a settlement with the former president of DPT and net realized gains of $2.0 million on foreign currency transactions. These gains were partially offset by lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances and lower yields received on our investments and losses on the repurchase of our 3% Notes and the redemption of our 4 3/4% Notes. In fiscal 2004, we recorded a loss of $5.7 million related to the repurchase of $214.8 million in principal amount of our 3% Notes and a loss of $0.8 million related to the redemption of $82.4 million in principal amount of our 4 3/4% Notes. In fiscal 2003, we recorded a gain of $3.3 million related to the repurchase of $120.4 million in principal amount of our 4 3/4% Notes. For further discussion on the settlement with former president of DPT, please refer to Note 10 to the Notes to Consolidated Financial Statements.

        The decrease in interest and other income in fiscal 2003 as compared to fiscal 2002 was primarily due to lower interest income earned on our cash, cash equivalents and marketable securities, partially offset by higher gains on the repurchase of our 4 3/4% Notes. In fiscal 2003, we recorded a gain of $3.3 million related to the repurchase of $120.4 million in principal amount of our 4 3/4% Notes. In fiscal 2002, we recorded a gain of $0.9 million related to the repurchase of $27.0 million in principal amount of our 4 3/4% Notes.

Interest Expense.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Interest Expense	$(9.4)	(43)%	$(16.4)	23%	$(13.4)

        Interest expense is primarily associated with our 3/4% Notes, 3% Notes and 4 3/4% Notes, issued in December 2003, March 2002 and February 1997. The decrease in interest expense for fiscal 2004 as compared to fiscal 2003 was primarily due to the reduction in the outstanding balances of the 3% Notes, 4 3/4% Notes and the General Holdback due to Platys shareholders, partially offset by interest expense related to our 3/4% Notes. The increase in interest expense for fiscal 2003 as compared to fiscal 2002 was due to a full year of interest on our 3% Notes. The increase was partially offset by lower interest expense due to the reduction in the outstanding balances of our 4 3/4% Notes and the General Holdback due the Platys shareholders. Based upon our lower interest rates and lower debt obligations outstanding of $260.2 million at March 31, 2004 as compared with the prior year of $332.4 million, we expect interest expense to decrease in future periods.

Income Taxes.

	FY 2004	Percentage Change	FY 2003	Percentage Change	FY 2002
	(in millions, except percentages)
Provision For (Benefit From) Income Taxes	$(33.0)	1354%	$(2.3)	(130)%	$7.5

        For fiscal 2004, we recorded an income tax benefit of $33.0 million on a pretax income of $29.9 million. Our fiscal 2004 effective income tax rate includes a tax benefit for the reduction in the valuation allowance of $21.6 million and the reduction of previously accrued tax related liabilities of $6.3 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets and the tax provisions established for fiscal years under IRS audit. Accordingly, we released the valuation allowance and additional tax provision in the fourth quarter of fiscal 2004 based on our conclusion that it is more likely than not that the deferred tax assets existing at March 31, 2004 will be realized and that the tax related liabilities will not be required. Our effective tax rate for fiscal 2004 also differs from the combined United States federal and state statutory income tax rate of 40% primarily due to the tax benefits from our Singapore tax holiday, research and development credits, and the tax benefit applicable to the DPT purchase price adjustment.

        For fiscal 2003, we recorded an income tax benefit of $2.3 million on a pre-tax loss of $17.7 million. For fiscal 2002, we recorded an income tax provision of $7.5 million on a pre-tax loss of $189.2 million. Our effective tax rate for fiscal 2003 and fiscal 2002 generally differs from the combined United States federal and state statutory income tax rate of 40% primarily due to the amortization of acquisition-related intangible assets that are not fully deductible for tax purposes, changes in our valuation allowance, foreign earnings taxed at different rates and research and development credits.

        Our subsidiary in Singapore is currently operating under a tax holiday. We have agreed to terms for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions.

        Our tax-related liabilities were $65.8 million and $72.7 million at March 31, 2004 and 2003, respectively. Fluctuations in the tax related liability account were a function of the current tax provisions, utilization of deferred tax assets, and the timing of tax payments. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by us in the taxing jurisdictions in which we operate around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan, and Germany. The amount of the liability was based on management's evaluation of our tax exposures in light of the complicated nature of the business transactions we have entered into in a global business environment.

Liquidity and Capital Resources

Key Components of Cash Flow

        Cash generated from operations was $95.4 million in fiscal 2004, compared to $59.7 million for fiscal 2003 and $32.2 million for fiscal 2002. Operating cash for fiscal 2004 resulted primarily from our net income of $62.9 million, adjusted for non-cash items including depreciation and amortization of intangible assets of $51.8 million, amortization of deferred stock-based compensation of $4.1 million, write-off of acquired in process technology of $7.6 million, impairment loss recognized on assets held for sale of $5.0 million, write-off of minority investment of $1.0 million and loss of $6.5 million related to the repurchase of our 3% Notes and 4 3/4% Notes offset by the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million. These factors were partially offset by changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic, ICP vortex and Elipsan, that decreased cash provided by operating activities by $1.9 million.

        Days sales outstanding decreased to 41 at March 31, 2004 as compared to 45 at March 31, 2003 reflecting improved collections and improved revenue linearity. Annualized inventory turns decreased to 5.7 at March 31, 2004 from 9.0 at March 31, 2003. Overall inventory levels were higher at the end of fiscal 2004 compared to fiscal 2003 as we transitioned the manufacturing of ServeRAID, Eurologic and ICP vortex products to our Singapore facility. Additionally, inventory levels were generally lower in fiscal 2003 as we employed SMTC to manufacture certain of our ServeRAID products for IBM. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to ensure adequate supply and competitive lead times with the risk of inventory obsolescence and customer requirements. Additionally, we received $23.4 million in income & state tax refunds in fiscal 2004.

        Cash used in investing activities was $16.4 million in fiscal 2004 as compared to $130.9 million for fiscal 2003 and $102.6 million for fiscal 2002. This was primarily due to our acquisitions of Eurologic, ICP vortex and Elipsan, payment of holdback in connection with our acquisition of Platys, offset by net sales and maturities of marketable securities

        Cash used in financing activities was $110.2 million in fiscal 2004 as compared to $111.4 million for fiscal 2003. Cash provided by financing activities was $224.8 million for fiscal 2002. The cash used in financing activities in fiscal 2004 was primarily driven by repurchases of our 4 3/4% and 3% Notes offset by net proceeds from the issuance of new convertible debt as further described below.

Liquidity, Capital Resources and Financial Condition

        At March 31, 2004, we had $663.9 million in cash, cash equivalents and marketable securities of which approximately $457.8 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        In December 2003, we issued $225.0 million of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds from the offering were

$218.2 million. In conjunction with the issuance of the 3/4% Notes, we spent $64.1 million to enter into a convertible bond hedge transaction. We also received $30.4 million from the issuance of warrants to purchase up to 19.2 million shares of our common stock. Please refer to Note 8 for a detailed discussion of our debt and equity transactions. We utilized the proceeds from the issuance of 3/4% Notes to repurchase $214.8 million in aggregate principal amount of the 3% Notes. Additionally, through the end of fiscal 2004, we had redeemed the outstanding principal balance of $82.4 million of our 4 3/4% Notes. At March 31, 2004, we had $260.2 million of aggregate principal amount in convertible notes that are due in March 2007 and December 2023 in the amount of $35.2 million and $225.0 million, respectively.

        We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and 3/4% Notes, respectively. As of March 31, 2004, we had $9.1 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $2.8 million was classified as short-term and $6.3 million was long-term.

        In May 2001, we obtained a revolving line of credit of $20.0 million that expired in August 2003. No borrowings were made against this line of credit.

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

        We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional cash to fund acquisitions or investment opportunities or other events may arise in the future. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

        The following table summarizes our contractual obligations at March 31, 2004.

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$260,190	$—	$35,190	$—	$225,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	38,866	8,899	16,681	2,965	10,321
Purchase Obligations[1]	19,697	19,697	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet Under GAAP	4,688	1,026	2,407	767	488

Total	$323,441	$29,622	$54,278	$3,732	$235,809

(1)
For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

        We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2004, the carrying value of such investments aggregated $3.1million. We have also committed to provide additional funding of up to $0.7 million.

Off Balance-Sheet Arrangements

        In conjunction with the 3/4% Notes offering in December 2003, we entered into a convertible bond hedge transaction with an affiliate of one of the original purchasers of the 3/4% Notes. The convertible bond hedge is designed to mitigate stock dilution from conversion of the 3/4% Notes. The convertible bond hedge has value if the average market price per share of our common stock upon exercise or expiration of the bond hedge is greater than $11.704 per share. Under the convertible bond hedge arrangement, the counterparty agreed to sell to us up to 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at our option either in cash or net shares and expires in December 2008. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving a number of shares of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the convertible bond hedge transaction, the amount of cash or net shares potentially received by us will depend upon then existing overall market conditions, and on our stock price, the volatility of our stock and the amount of time remaining on the convertible bond hedge.

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

        Inventory:    The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that are not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. To the extent our demand forecast for specific products is less than our product on hand and our non-cancelable orders, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. Additionally, if actual demand is higher than our demand forecast for specific products that have been fully reserved, our future margins may be higher.

        Goodwill:    Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review on the last day of February of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of our segments (which we have determined to be our reporting units) to their carrying value, including the goodwill related to the segments. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business's weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies, including iSCSI, are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2004 and determined that no goodwill impairment was required.

        The discounted cash flow approach for estimating the fair value is dependent on a number of factors including estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates used to calculate the discounted cash flow. Our fair value estimates, as well as the allocation of net assets to reporting units, are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and as a result, actual results may differ from those estimates.

        Income Taxes:    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

        We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of expected future income at March 31, 2004, it was considered more likely than not that a valuation allowance for deferred tax assets was not required resulting in the release of previously recorded allowance generating a $21.6 million tax benefit. As of March 31, 2004, we believed that all of the deferred tax assets recorded on our balance sheet would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. At March 31, 2004, we analyzed our tax related liabilities resulting in a release generating a tax benefit of $6.3 million. For a discussion of current tax matters, see "Note 19" in the Notes to Consolidated Financial Statements.

        Our global operations involve manufacturing, R&D and selling activities. Profit from non-US activities are subject to local country taxes but are not subject to U.S. tax until they are deemed to be or actually repatriated back to the U.S. It is currently our intention to permanently reinvest these earnings outside the U.S.

ACQUISITIONS AND OTHER MAJOR TRANSACTIONS

        We are continually exploring strategic acquisitions that build upon our existing library of intellectual property and enhance our technological leadership in the markets where we operate.

Fiscal 2004

        During the first quarter of fiscal 2004, we purchased Eurologic and ICP vortex. During the fourth quarter of fiscal 2004, we purchased Elipsan. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between our accounting policies and those of Eurologic, ICP vortex or Elipsan.

        Eurologic:    On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to the Holdback described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rates ranging from 57% - 81%; risk-free interest rates ranging from 1.1% - 2.5%; and estimated lives ranging from 0.08 - 4 years. Eurologic was integrated into our SSG segment.

        Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also referred to as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Condensed Consolidated Balance Sheet as of March 31, 2004 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        Earn-out Payments:    We also committed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash, also referred to as earn-out payments. The earn-out payments become payable if certain revenue levels are achieved by the acquired Eurologic business, in the period from July 1, 2003 through June 30, 2004. The earn-out payments, if any, will be recorded as purchase price adjustments in the period in which the attainment of the milestones become probable and the contingent consideration becomes determinable. Based on our current projections, attainment of the milestones is not probable and accordingly, there has been no accrual for the earn-out payment at March 31, 2004.

        In-process Technology:    Approximately $3.6 million of the purchase price was allocated to acquired in-process technology, which consisted of various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions, and was written off in the first quarter of fiscal 2004.

        Acquisition-related restructuring:    During the fourth quarter of fiscal 2004, we finalized our plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. The consolidation of the manufacturing operations, as well as involuntary employee terminations, was completed by the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and, therefore, were included in the purchase price allocation of the cost to acquire Eurologic. We recorded a liability of $3.3 million in fiscal 2004 for these activities. As of March 31, 2004, we had utilized approximately $2.8 million of these charges. We anticipate that the remaining restructuring reserve balance will be paid out by the third quarter of fiscal 2006.

        ICP Vortex:    On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. We paid $14.3 million in cash to acquire ICP vortex. We also incurred $0.3 million in transaction fees, including legal, valuation and accounting fees. ICP vortex was integrated into our SSG segment.

        In connection with the acquisition, we initiated a plan to integrate the ICP vortex operations. The plan included the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. The consolidation of the manufacturing operations, as well as involuntary employee terminations, was substantially completed by the fourth quarter of fiscal 2004. We recorded a liability of $0.4 million in fiscal 2004 for severance and benefits related to the involuntary termination of 19 employees. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of March 31, 2004, we had utilized approximately $0.3 million of these charges. We anticipate that the remaining restructuring reserve balance will be paid out by the first quarter of fiscal 2005.

        Elipsan:    On February 13, 2004, we completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable us to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. We paid $18.7 million in cash to acquire Elipsan, subject to the holdback described below. We also incurred $0.5 million in transaction fees, including legal, valuation and accounting fees. Elipsan was integrated into our SSG segment.

        Holdback:    As part of the Elipsan purchase agreement, $2.0 million of the cash payment was held back, also known as the Elipsan Holdback, for unknown liabilities that may have existed as of the acquisition date. The Elipsan Holdback, which was included as part of the purchase price, is included in "Other long-term liabilities" in the Consolidated Balance Sheet as of March 31, 2004 and will be paid to the former Elipsan stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        In-process Technology:    Approximately $4.0 million of the purchase price was allocated to acquired in-process technology and was written off in the fourth quarter of fiscal 2004. The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs.

        Acquisition-Related Restructuring:    In connection with our acquisition, we initiated a plan to integrate the Elipsan operations. The plan includes the integration of certain duplicative resources. We established a preliminary plan in the fourth quarter of fiscal 2004 and, accordingly, recorded $0.8 million related to both severance and benefits in connection with the involuntary termination of two employees on March 31, 2004 and other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. No payments have been made as of March 31, 2004 related to this plan.

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

        In consideration, we paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of our common stock at an exercise price of $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. We allocated $12.0 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to our channel and OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon our estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee is being included in "Net revenues" and "Cost of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

Platys Acquisition

        In August 2001, we purchased Platys, a developer of IP storage solutions for the purpose of accelerating our ability to provide IP storage connectivity for three high-growth IP storage markets: SANs, fabric switches and NAS. In consideration for the acquisition, we exchanged $50.0 million in cash, issued 5.2 million shares of our common stock valued at $59.8 million (including 0.9 million shares of restricted stock) and assumed stock options to purchase 2.3 million shares of our common stock with a fair value of $25.1 million. We also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of our common stock on The Nasdaq National Market for the two days prior to the acquisition date and the closing price of our common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and we used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

        As part of the purchase agreement, $15.0 million of the cash payment was held back, which we refer to as the General Holdback, for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was recorded in accrued liabilities at March 31, 2002. In fiscal 2003, we were notified of certain claims submitted by former Platys employees and consultants related to activities prior to the acquisition of Platys by us. During fiscal 2003 and 2004, we paid $10.7 million and $3.6 million, respectively, of the General Holdback to the former Platys shareholders or to settle certain claims on their behalf. The remaining $0.7 million of the General Holdback will be paid to the Platys shareholders upon resolution of the outstanding claims, except for funds necessary to provide for liabilities with respect to the claims submitted by the former Platys employees and consultants.

        In exchange for certain Platys common stock that was subject to repurchase at the date of acquisition, we committed to pay $6.9 million of cash, which we refer to as Unvested Cash, and issued to certain employee shareholders 0.9 million shares of our common stock valued at $10.1 million, which we refer to as Restricted Stock. The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and is subject to the employee shareholders' continued employment with Adaptec. We recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. In addition, of the 2.3 million shares of our common stock subject to assumed stock options, approximately 1.9 million shares with an intrinsic value of $18.3 million were unvested, which we refer to as Unvested Options. In accordance with FIN No. 44, the intrinsic value of these Unvested Options was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods. The payment of the Unvested Cash was also contingent upon the employee shareholders' continued employment with us and is being paid and recognized as compensation expense as the Restricted Stock vests. As of March 31, 2004, we had no remaining obligation to make payments of Unvested Cash.

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

        Approximately $53.4 million of the purchase price was allocated to acquired in-process technology, which consisted of ASIC-based iSCSI technology for IP storage solutions, and was written off in the second quarter of fiscal 2002. We identified research projects of Platys in areas for which technological feasibility had not been established and no alternative future uses existed. We completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the second quarter of fiscal 2005. We believe market acceptance of iSCSI technology will accelerate when leading storage OEMs complete development of their external storage systems incorporating iSCSI technology. We expect remaining costs of approximately $1 million to bring the planned in-process projects to completion.

        The acquisition was accounted for under SFAS No. 141 and certain specified provisions of SFAS No. 142. The results of operations of Platys were included in our Consolidated Statements of Operations from the date of the acquisition.

Roxio Spin-Off

        On April 12, 2001, our Board of Directors formally approved a plan to spin off what was then our Software segment, Roxio, into a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our Board of Directors declared a dividend of shares of Roxio's common stock to our stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of our common stock. We distributed all of the shares of Roxio's common stock, except for 190,936 shares that are retained by us for issuance upon the potential exercise of the warrants by Agilent to purchase shares of our common stock under the terms of our development and marketing agreement with them. In January 2004, the warrants expired unexercised. The distribution of the shares of Roxio's common stock was intended to be tax-free to us and to our stockholders. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of our net assets of discontinued operations and a $74.5 million reduction of our retained earnings. Of this amount, $33.2 million represented the initial long-term funding we contributed to Roxio at the date of distribution.

        As a result of the spin-off, our historical consolidated financial statements have been restated to account for Roxio as discontinued operations for all periods presented in accordance with APB Opinion No. 30.

Recent Accounting Pronouncements

        At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during our fiscal year ended March 31, 2004.

        At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our consolidated results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. As of March 31, 2004, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $551.9 million (see Note 4 of the Notes to Consolidated Financial Statements) and included corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the decline in the fair value of the portfolio would not be material to our financial position. Declines in interest rates will, over time, reduce our interest income.

Equity Price Risk

        We consider our direct exposure to equity price risk to be minimal. We hold shares of common stock of Roxio, which had an estimated fair value of $0.9 million at March 31, 2004. We invest in technology companies through two venture capital funds. As of March 31, 2004, the carrying value of such investments aggregated $3.1 million. We monitor our equity investments on a periodic basis. In the event that the carrying value of our equity investments exceeds their fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value.

Foreign Currency Risk

        We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact on our results. For all three years presented there was an immaterial currency exchange impact from our intercompany transactions. In the past, we have entered into forward exchange contracts to hedge certain firm commitments denominated into foreign currencies. Forward exchange contracts are denominated in the same currency as the underlying transaction and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The amount of local currency obligations settled in any period are not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. As there were no forward exchange contracts outstanding as of March 31, 2004 and 2003, the effect of an immediate 10% change in exchange rates on forward exchange contracts would not have affected our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

        See the index appearing under Item 15(a)(1) on page 56 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2004 and 2003 and for each of the three years in the period ended March 31, 2004 and the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors is incorporated by reference from the information under the captions: "Election of Directors—Nominees" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 26, 2004, or the Proxy Statement. Information regarding the compliance by our directors, executive officers and 10% or greater stockholders with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption: "Compliance under Section 16(a) of the Securities Exchange Act of 1934" from our proxy statement. Information with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

        Adaptec maintains a Code of Business Conduct, Ethics, and Compliance, which now incorporates our code of ethics that is applicable to all employees, including all officers, and including our independent directors, who are not employees of Adaptec, with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy.

        The full text of our Code of Business Conduct, Ethics, and Compliance is published on our Investor Relations web site at www.adaptec.com. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or the Nasdaq Stock Market, on our website.

Item 11. Executive Compensation

        Information with respect to executive compensation is incorporated by reference from the information under the caption "Executive Compensation" and "Report on Executive Compensation" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to the securities authorized for issuance under our equity compensation plans and the security ownership of our common stock by our directors, executive officers and 5% stockholders is incorporated by reference from the information under the captions: "Equity Compensation Plan Information" and "Principal Stockholders" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Information with respect to certain relationships of our directors, executive officers and 5% stockholders and related transactions is incorporated by reference from the information under the caption: "Related Party Transactions" in our Proxy Statement.

Item 14. Principal Independent Registered Public Accounting Firm Fees and Services

        Information with respect to principal independent registered public accounting firm fees and services is incorporated by reference from the information under the caption "Report of the Audit Committee," "Ratification of Selection of Independent Registered Public Accounting Firm" and "Fees Paid to Pricewaterhouse Coopers" in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Index to Financial Statements:

        The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are contained in this Annual Report on Form 10-K:

2.     Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended March 31, 2004
Allowance for doubtful accounts[1]	$1,298	$378	$407	$1,269
Sales returns[1]	3,904	13,112	13,056	3,960
Allowances[1]	3,930	12,286	11,489	4,727
Year ended March 31, 2003
Allowance for doubtful accounts[1]	$1,114	$100	$(84)	$1,298
Sales returns[1]	5,174	14,788	16,058	3,904
Allowances[1]	2,216	12,180	10,466	3,930
Year ended March 31, 2002
Allowance for doubtful accounts[1]	$1,940	$(400)	$426	$1,114
Sales returns[1]	12,205	18,239	25,270	5,174
Allowances[1]	3,238	5,331	6,353	2,216

Notes:

(1)
Amounts are included in "Accounts receivable" in the Consolidated Balance Sheets.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto.

3.     Exhibits:

Exhibit Number	Description	Notes
2.01	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	13
2.02	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.03	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.04	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.05	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	13
2.06	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.07	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.08	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.09	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.10	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	13
2.11	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.12	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	14
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02	Bylaws of Registrant, as amended on June 3, 2004.
4.01	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	17
4.02	Form of 3% Convertible Subordinated Note.	17
4.03	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	17
4.04	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	17
4.05	Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	16
4.06	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	20
4.07	Form of 3/4% Convertible Senior Subordinated Note.	21
4.08	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	22

4.09		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	23
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Amendment to the Registrant's Savings and Retirement Plan.
10.03	†	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	3
10.04	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.05	†	1990 Stock Plan, as amended.	14
10.06	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.07	†	1999 Stock Plan.	14
10.08	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.09	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.10	†	2000 Director Option Plan and Form of Agreement.	11
10.11		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.13		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.15	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.16	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.17	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.18	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.19		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.20		Amendment to the Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.
10.21		License Agreement between International Business Machines Corporation and the Registrant.	7
10.22		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	18
10.23		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	18
10.24	*	Dell supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	19

21.01		Subsidiaries of Registrant.
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

(2)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

(3)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

(12)
Incorporated by reference to Exhibits 99.(D)1, 99.(D)2 and 99.(D)3 to the Registrant's Tender Offer Statement on Schedule to filed on May 22, 2001.

(13)
Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(14)
Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2001.

(15)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(16)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 12, 2002.

(17)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 3, 2002.

(18)
Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

(19)
Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed January 24, 2003.

(20)
Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(21)
Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(22)
Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(23)
Incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of said form.

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

(b)   Reports on Form 8-K

        During our fourth quarter ended March 31, 2004, we filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        On February 2, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we agreed in principle to acquire Elipsan Limited, a network storage infrastructure software provider.

        On February 17, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we completed the purchase of Elipsan Limited, a network storage software provider, for $19.5 million in cash.

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
Date: June 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT N. STEPHENS Robert N. Stephens	President, Chief Executive Officer and Director (principal executive officer)	June 11, 2004
/s/ MARSHALL L. MOHR Marshall L. Mohr	Vice President and Chief Financial Officer (principal financial officer)	June 11, 2004
/s/ KENNETH B. AROLA Kenneth B. Arola	Vice President and Corporate Controller (principal accounting officer)	June 11, 2004
/s/ CARL J. CONTI Carl J. Conti	Chairman	June 11, 2004
/s/ VICTORIA L. COTTEN Victoria L. Cotten	Director	June 11, 2004
/s/ LUCIE J. FJELDSTAD Lucie J. Fjeldstad	Director	June 11, 2004
/s/ JOSEPH S. KENNEDY Joseph S. Kennedy	Director	June 11, 2004
/s/ ILENE H. LANG Ilene H. Lang	Director	June 11, 2004
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	June 11, 2004

/s/ D. SCOTT MERCER D. Scott Mercer	Director	June 11, 2004
/s/ DR. DOUGLAS E. VAN HOUWELING Dr. Douglas E. Van Houweling	Director	June 11, 2004

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net revenues	$452,908	$408,113	$418,749
Cost of revenues	264,200	203,203	203,030

Gross profit	188,708	204,910	215,719

Operating expenses:
Research and development	102,775	118,429	123,022
Selling, marketing and administrative	78,384	90,823	104,996
Amortization of goodwill and acquisition-related intangible assets	16,681	14,971	57,423
Write-off of acquired in-process technology	7,649	—	53,370
Restructuring charges	4,313	14,289	9,965
Other charges	5,977	1,528	77,600

Total operating expenses	215,779	240,040	426,376

Loss from operations	(27,071)	(35,130)	(210,657)
Interest and other income	66,429	33,858	34,884
Interest expense	(9,424)	(16,422)	(13,387)

Income (loss) from continuing operations before provision for (benefit from) income taxes	29,934	(17,694)	(189,160)
Provision for (benefit from) income taxes	(32,973)	(2,268)	7,513

Net income (loss) from continuing operations	62,907	(15,426)	(196,673)
Net income from discontinued operations, net of taxes	—	—	495

Net income (loss)	$62,907	$(15,426)	$(196,178)

Net income (loss) per share:
Basic:
Continuing operations	$0.58	$(0.14)	$(1.92)
Discontinued operations	$—	$—	$0.00
Net income (loss)	$0.58	$(0.14)	$(1.91)
Diluted:
Continuing operations	$0.54	$(0.14)	$(1.92)
Discontinued operations	$—	$—	$0.00
Net income (loss)	$0.54	$(0.14)	$(1.91)
Shares used in computing net income (loss) per share:
Basic	108,656	106,772	102,573
Diluted	124,001	106,772	102,573

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$119,113	$149,373
Marketable securities	544,741	592,929
Restricted cash and marketable securities	2,815	7,429
Accounts receivable, net of allowance for doubtful accounts of $1,269 in 2004 and $1,298 in 2003	51,562	50,137
Inventories	48,888	23,496
Deferred income taxes	55,678	29,947
Prepaid expenses	14,761	15,012
Other current assets	20,031	24,603

Total current assets	857,589	892,926
Property and equipment, net	58,435	79,316
Restricted marketable securities, less current portion	6,346	7,360
Goodwill	68,492	53,854
Other intangible assets	48,902	47,395
Other long-term assets	11,340	22,128

Total assets	$1,051,104	$1,102,979

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,969	$29,136
Accrued liabilities	106,392	136,025
4 3/4% Convertible Subordinated Notes	—	82,445

Total current liabilities	142,361	247,606

3/4% Senior Convertible Subordinated Notes	225,000	—
3% Convertible Subordinated Notes	35,190	250,000
Other long-term liabilities	3,662	2,596
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 109,810 in 2004 and 107,894 in 2003	110	108
Additional paid-in capital	153,174	178,580
Deferred stock-based compensation	(2,713)	(8,114)
Accumulated other comprehensive income, net of taxes	3,000	3,790
Retained earnings	491,320	428,413

Total stockholders' equity	644,891	602,777

Total liabilities and stockholders' equity	$1,051,104	$1,102,979

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$62,907	$(15,426)	$(196,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process technology	7,649	—	53,370
Non-cash charges associated with restructuring and other charges	6,082	5,470	78,102
Stock-based compensation	4,078	10,600	19,200
Loss (gain) on extinguishment of debt	6,466	(3,297)	(867)
Non-cash portion of DPT settlement gain	(18,256)	—	—
Depreciation and amortization	51,789	45,607	84,942
Deferred income taxes	(24,602)	4,219	19,008
Income tax benefits of employees' stock transactions	580	1,142	5,015
Other non-cash items	596	1,380	1,128
Changes in assets and liabilities (net of acquired businesses):
Accounts receivable	14,055	(5,447)	(2,585)
Inventories	(19,311)	6,676	42,609
Prepaid expenses and other current assets	18,439	(5,653)	3,848
Other assets	9,474	6,144	(28,477)
Accounts payable	(3,077)	10,678	(9,313)
Other liabilities	(21,467)	(2,349)	(37,154)

Net Cash Provided by Operating Activities	95,402	59,744	32,153

Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	(3,589)	(10,720)	—
Purchases of certain net assets in connection with acquisitions, net of cash acquired	(46,725)	—	(35,910)
Purchases of restricted marketable securities	(7,915)	—	(21,402)
Maturities of restricted marketable securities	6,378	7,500	—
Purchases of property and equipment	(8,283)	(7,465)	(15,211)
Purchases of other investments	—	(1,000)	—
Purchases of marketable securities	(745,089)	(871,994)	(461,004)
Sales of marketable securities	673,861	595,065	312,256
Maturities of marketable securities	114,946	157,736	118,708

Net Cash Used for Investing Activities	(16,416)	(130,878)	(102,563)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible notes, net of issuance costs	218,250	—	241,876
Repurchases and redemption of convertible notes	(298,554)	(116,313)	(25,862)
Purchase of convertible bond hedge	(64,140)	—	—
Proceeds from issuance of warrant	30,390	—	—
Proceeds from the issuance of common stock	7,522	7,330	8,794
Installment payment on acquisition of software licenses	(3,633)	(2,422)	—

Net Cash Provided by (Used for) Financing Activities	(110,165)	(111,405)	224,808

Net Cash Provided by Discontinued Operations	—	—	(30,703)

Effect of foreign currency translation on cash and cash equivalents	919	588	(15)

Net Increase (Decrease) in Cash and Cash Equivalents	(30,260)	(181,951)	123,680
Cash and Cash Equivalents at Beginning of Year	149,373	331,324	207,644

Cash and Cash Equivalents at End of Year	$119,113	$149,373	$331,324

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-based Compensation		Retained Earnings
	Shares	Amount					Total
	(in thousands)
Balance, March 31, 2001	99,075	$99	$60,850	$—	$3,538	$714,494	$778,981
Components of comprehensive loss:
Net loss	—	—	—	—	—	(196,178)	(196,178)
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(1,472)	—	(1,472)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(15)	—	(15)

Total comprehensive loss, net of taxes							(197,665)

Sale of common stock under employee stock purchase and option plans	1,211	1	8,793	—	—	—	8,794
Income tax benefits of employees' stock transactions	—	—	5,015	—	—	—	5,015
Issuance of common stock in connection with acquisitions	5,120	5	68,891	—	—	—	68,896
Deferred stock-based compensation	887	1	28,375	(28,376)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	6,833	—	—	6,833
Adjustment of deferred stock-based compensation	—	—	(412)	412	—	—	—
Issuance of warrants to IBM	—	—	1,015	—	—	—	1,015
Dividend of Roxio common stock	—	—	—	—	—	(74,477)	(74,477)

Balance, March 31, 2002	106,293	106	172,527	(21,131)	2,051	443,839	597,392
Components of comprehensive income:
Net loss	—	—	—	—	—	(15,426)	(15,426)
Unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	1,151	—	1,151
Foreign currency translation adjustment, net of taxes	—	—	—	—	588	—	588

Total comprehensive income, net of taxes							(13,687)

Sale of common stock under employee stock purchase and option plans	1,639	2	7,328	—	—	—	7,330
Income tax benefits of employees' stock transactions	—	—	1,142	—	—	—	1,142
Amortization of deferred stock-based compensation	—	—	—	10,600	—	—	10,600
Adjustment of deferred stock-based compensation	(38)	—	(2,417)	2,417	—	—	—

Balance, March 31, 2003	107,894	108	178,580	(8,114)	3,790	428,413	602,777
Components of comprehensive loss:
Net income	—	—	—	—	—	62,907	62,907
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(1,709)	—	(1,709)
Foreign currency translation adjustment, net of taxes	—	—	—	—	919	—	919

Total comprehensive loss, net of taxes							62,117

Sale of common stock under employee stock purchase and option plans	1,926	2	7,520	—	—	—	7,522
Income tax benefits of employees' stock transactions	—	—	580	—	—	—	580
Issuance of common stock in connection with acquisitions	—	—	1,582	—	—	—	1,582
Amortization of deferred stock-based compensation	—	—	—	4,078	—	—	4,078
Adjustment of deferred stock-based compensation	(10)	—	(1,323)	1,323	—	—	—
Net cash paid for convertible bond hedge, warrant and related costs	—	—	(33,765)	—	—	—	(33,765)

Balance, March 31, 2004	109,810	$110	$153,174	$(2,713)	$3,000	$491,320	$644,891

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description

        Adaptec, Inc. ("Adaptec" or the "Company") designs, manufactures and markets an end-to-end set of direct-attached and networked storage solutions that help IT organizations reliably move, manage and protect critical data and digital content. Adaptec's software and hardware solutions range from ASIC and RAID components to complete external storage arrays, and span SCSI, Serial Attached SCSI, Serial ATA, fibre channel and iSCSI technologies. The Company is focused on delivering cost-effective storage that is easy to manage for IT organizations of all sizes. Adaptec's products are sold through OEMs and distribution channel customers to enterprises, Internet service providers, small and midsize businesses, government agencies, VARs and retail consumers across geographically diverse markets.

Basis of Presentation

        The consolidated financial statements include the accounts of Adaptec and all of its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

        On April 12, 2001, the Company's Board of Directors formally approved a plan to spin off the Software segment, Roxio, Inc. ("Roxio"), into a fully independent and separate company (Note 2). As a result of the spin-off, the historical consolidated financial statements of the Company have been restated to account for Roxio as discontinued operations for fiscal 2002, which was presented in accordance with APB Opinion No. 30. Unless otherwise indicated, the Notes to Consolidated Financial Statements (referred to hereafter as Notes) relate to the discussion of the Company's continuing operations.

        The glossary of acronyms and accounting rules and regulations referred to within the Notes are listed in alphabetical order in Note 24.

Acquisitions

        During the first quarter of fiscal 2004, the Company purchased Eurologic Systems Group Limited ("Eurologic") and ICP vortex Computersysteme GmbH ("ICP vortex"). During the fourth quarter of fiscal 2004, the Company purchased Elipsan Limited ("Elipsan"). Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between the Company's accounting policies and those of Eurologic, ICP vortex or Elipsan. See Note 3 for further discussion of the Company's acquisition activities.

Use of Estimates and Reclassifications

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company relies on forward looking projections to estimate any potential valuation allowances of net deferred tax assets, inventory reserves or impairments of long-lived assets. These estimates include, among other things, the amount and timing of future revenues that are expected to come from products and services that have either recently been introduced or that are to be introduced in the future. It is reasonably possible that the actual results could differ from such estimates resulting in valuation allowances of net deferred tax assets, inventory reserve charges, goodwill impairments or other charges.

        The Company adopted EITF No. 01-09 in January 2002. As a result, certain consideration paid to distributors is now classified as a revenue offset rather than an operating expense. Financial statements for fiscal 2002 have been reclassified to conform to this presentation, resulting in a reduction of revenue of $0.7 million.

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

Derivative Financial Instruments

        The Company did not enter into forward exchange or other derivative foreign currency contracts during the fiscal years ended March 31, 2004 and 2003. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. In connection with the issuance of its 3/4% Convertible Senior Subordinated Notes ("3/4% Notes"), the Company entered into a derivative financial instrument to repurchase its common stock, at the Company's option, at specified prices in the future to mitigate potential dilution as a result of the conversion of the 3/4% Notes. See Note 8 for further details.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair market value due to their short maturities. The following table represents the related cost basis and the estimated fair values, which are based on quoted market prices, for the Company's publicly traded debt:

	March 31, 2004		March 31, 2003
	Cost Basis	Estimated Fair Value	Cost Basis	Estimated Fair Value
	(in thousands)
3/4% Notes	$225,000	$233,057	$—	$—
3% Convertible Subordinated Notes ("3% Notes")	35,190	35,476	250,000	216,513
4 3/4% Convertible Subordinated Notes ("4 3/4% Notes")	—	—	82,445	81,878

Total	$260,190	$268,533	$332,445	$298,391

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

        Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value and unrealized gains and losses, net of income taxes are included in "Accumulated other comprehensive income, net of taxes" as a separate component of stockholders' equity in the Consolidated Balance Sheets. The marketable securities are adjusted for amortization of premiums and discounts and such amortization is included in "Interest and other income" in the Consolidated Statements of Operations. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets. Unrealized losses considered other-than-temporary are charged to "Interest and other income" in the Consolidated Statements of Operations in the period in which the determination is made. Gains and losses on securities sold are determined based on the average cost method and are included in "Interest and other income" in the Consolidated Statements of Operations. The Company does not hold its securities for trading or speculative purposes.

        As of March 31, 2004, $457.8 million of the Company's cash, cash equivalents and available-for-sale marketable securities were held by its Singapore subsidiary. If the Company repatriates cash from the Singapore subsidiary, additional income taxes may be incurred from the repatriation.

        Restricted marketable securities consist of United States government securities that are required as security under both the 3% Notes Indenture and the 3/4% Notes Indenture (Note 8).

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

        The Company sells its products to OEMs, distributors and retailers throughout the world. Sales to customers are predominantly denominated in United States dollars and, as a result, the Company believes its foreign currency risk is minimal. In the fourth quarter of fiscal 2003, the Company began Euro-denominated sales to its customers in the European Union and expects to continue such sales in the future. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. One customer accounted for 12% of gross accounts receivable at March 31, 2004 and March 31, 2003.

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

        In accordance with SFAS No. 142, the Company has not amortized goodwill for business acquisitions consummated after June 30, 2001, and ceased amortization of goodwill effective April 1, 2002 for business combinations consummated prior to July 1, 2001. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Other intangible assets are amortized over their estimated useful lives ranging from three months to five years.

        In fiscal 2002, the Company recorded a $69.0 million charge for impairment of goodwill (Note 13). The Company completed its annual impairment tests for fiscal 2004 and fiscal 2003 during the last day in February for each of these years and concluded that there was no impairment of goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See Note 6 for a further discussion of the Company's goodwill and other intangible assets.

Other Long-Term Assets

        The Company's other long-term assets primarily include debt issuance costs and minority investments. Debt issuance costs relate to the 3/4% Notes and 3% Notes which are due on December 22, 2023 and March 5, 2007, respectively, and the 4 3/4% Notes which were due on February 1, 2004. The debt issuance costs for the 3/4% Notes, 3% Notes and 4 3/4% Notes are amortized to interest expense over their respective terms. A portion of the debt issuance costs were written off with the repurchase of 3% Notes and 4 3/4% Notes (Note 8). Minority investments include investments in certain nonpublic companies (Note 13). The Company accounts for its minority investments at the lower of cost (including adjustments for other-than-temporary impairments) or estimated realizable value. In fiscal 2004, 2003 and 2002, the Company recorded impairment charges of $1.0 million, $1.5 million and $8.6 million, respectively, related to the decline in the fair value of minority investments deemed to be other-than-temporary (Note 13).

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144 and, prior to April 1, 2002, SFAS No. 121, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. When the Company determines that the carrying value of its long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in its current business model. The impairment of long-lived assets are included in "Other charges" in the Consolidated Statements of Operations. In fiscal 2004, the Company recorded a $5.0 million charge for impairment of properties classified as assets held for sale as the carrying amount exceeded its estimated fair value less cost to sell (Note 13).

Stock-Based Compensation

        The Company has employee and director stock compensation plans which are more fully described in Note 15. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44 and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense is recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock. As it is the Company's policy to grant options with an exercise price equal to the quoted market price of the Company's common stock on The Nasdaq National Market on the grant date, no stock-based compensation expense, with exception of the acquisition-related compensation of Platys (Note 3), has been recognized in the Company's Consolidated Statements of Operations for fiscal years 2004, 2003 and 2002.

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant.

        The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's ESPP, collectively called "options," for all periods presented:

	Years Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss) from continuing operations, as reported	$62,907	$(15,426)	$(196,673)
Add: Deferred stock - based compensation expense included in reported net income (loss)	3,811	4,946	3,164
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(25,555)	(34,734)	(81,756)

Pro forma net income (loss)	$41,163	$(45,214)	$(275,265)

Basic net income (loss) per share:
As reported	$0.58	$(0.14)	$(1.92)
Pro forma	$0.38	$(0.42)	$(2.68)
Diluted net income (loss) per share:
As reported	$0.54	$(0.14)	$(1.92)
Pro forma	$0.37	$(0.42)	$(2.68)

        SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of options. See Note 15 for a discussion of the assumptions used in the option pricing model and estimated fair value of options.

Revenue Recognition

        The Company's policy is to recognize revenue from product sales, including sales to OEMs, distributors and retailers, upon shipment from the Company, provided persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured.

        The Company's distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits our distributors to return products subject to certain conditions. The Company establishes allowances for expected product returns in accordance with SFAS No. 48. The Company also establishes allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprise the Company's revenue reserves and are recorded as direct reductions of revenue and accounts receivable. The Company makes estimates of future returns and rebates based primarily on its past experience as well as the volume and price mix of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for its products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from the Company's estimates. However, actual returns and rebates in any future period could differ from the Company's estimates, which could impact the net revenue it reports.

        For products which contain software, where software is essential to the functionality of the product, or software product sales, the Company recognizes revenue in accordance with SOP No. 97-2 as amended and modified by SOP 98-9. For software sales that are considered multiple element transactions, the entire fee from the arrangement is allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element are met. Vendor specific fair value for each element is established based on the sales price charged when the same element is sold separately or based upon a renewal rate. For multiple element sales involving software to distributors, revenue is recognized when the distributor sells the goods or services to the end-user or OEM.

Software Development Costs

        The Company's policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2004, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to "Research and development" in the Consolidated Statements of Operations.

Income Taxes

        The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements, but have not been reflected in the Company's taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment.

Recent Accounting Pronouncements

        At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during its fiscal year ended March 31, 2004.

        At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its consolidated results of operations.

Note 2. Discontinued Operations—Software Segment

        In June 2000, the Company announced a plan to spin off what was then its Software segment, Roxio, in the form of a fully independent and separate company. Roxio is a provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. In February 2001, Roxio filed a Registration Statement on Form 10 for the Company's distribution of the shares of Roxio's common stock to the Company's stockholders. On April 12, 2001, the Company's Board of Directors formally approved the plan to spin off Roxio and declared a dividend of shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. The distribution of the shares of Roxio's common stock was intended to be tax-free to the Company and to the Company's stockholders. The Company distributed all of the shares of Roxio's common stock, except for 190,936 shares retained by the Company for issuance upon the potential exercise of the then outstanding warrants held by Agilent Technologies, Inc. ("Agilent") to purchase shares of the Company's common stock (Note 17). In January 2004, the warrants expired unexercised. The distribution of the Roxio common stock dividend on May 11, 2001 resulted in the elimination of the net assets of discontinued operations and a $74.5 million reduction of retained earnings. Of this amount, $33.2 million represented the initial long-term funding the Company contributed to Roxio at the date of distribution.

        In accordance with SFAS No. 115, the Company classified the 190,936 shares of Roxio's common stock as available-for-sale securities. They are recorded at fair market value and included in "Marketable securities" in the Consolidated Balance Sheets as of March 31, 2004 and 2003 (Note 4).

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

Years Ended March 31, 2002
(in thousands)
Net revenues	$4,545

Income from discontinued operations before provision for income taxes	$1,588
Provision for income taxes	1,093

Net income from discontinued operations	$495

Note 3. Business Acquisitions

        Eurologic:    On April 2, 2003, the Company completed the acquisition of Eurologic, a provider of external and networked storage solutions. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash (subject to the Holdback as described below) and assumed stock options to purchase 0.5 million shares of the Company's common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57%-81%; a risk-free interest rate ranging from 1.1%-2.5%; and an estimated life ranging from 0.08-4 years. Eurologic was integrated into the Company's SSG segment.

        Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2004 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        Earn-out Payments:    The Company also committed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash, also referred to as earn-out payments. The earn-out payments become payable if certain revenue levels are achieved by the acquired Eurologic business, in the period from July 1, 2003 through June 30, 2004. The earn-out payments, if any, will be recorded as purchase price adjustments in the period in which the attainment of the milestones become probable and the contingent consideration becomes determinable. Based on the Company's current projections, attainment of the milestones is not probable and accordingly, there has been no accrual for the earn-out payment at March 31, 2004.

        The allocation of the Eurologic purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on an independent appraisal and management's estimates of fair value.

Cash	$3,305
Accounts receivable	10,624
Inventory	4,066
Other current assets	2,107
Property and equipment	2,835

Total assets acquired	22,937
Accounts payable	(7,292)
Current liabilities	(8,365)

Total liabilities assumed	(15,657)

Net tangible assets acquired	$7,280

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$7,280
Acquired in-process technology	3,649
Goodwill	9,413
Other intangible assets:
Core technology	5,046
Covenants-not-to-compete	148
Customer relationships	880
Trade name	1,476
Current backlog	395

7,945

Net assets acquired	$28,287

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

        Percentage of Completion.    The percentage of completion of the acquired projects was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 60% complete. All projects outstanding as of the acquisition date have been completed as of March 31, 2004.

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2004, the Company finalized its plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to the Company's manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. The Company recorded a liability of $3.3 million in fiscal 2004 for these activities. As of March 31, 2004, the Company utilized approximately $2.8 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $0.6 million will be paid out by the third quarter of fiscal 2006.

        The activity in the accrued restructuring reserve related to the acquisition-related restructuring plan was as follows for fiscal 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Eurologic Acquisition-Related Restructuring Plan:
Restructuring Provision:
Severance and benefits	$2,813	$—	$2,813
Accrued lease costs	—	297	297

Total	2,813	297	3,110
Adjustments	169	85	254
Cash paid	(2,607)	(141)	(2,748)
Non-cash charges	—	(26)	(26)

Reserve balance at March 31, 2004	$375	$215	$590

        ICP Vortex:    On June 5, 2003, the Company completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The total purchase price was $14.6 million in cash to acquire ICP vortex, which includes $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. ICP vortex was integrated into the Company's SSG segment.

        The preliminary allocation of the ICP vortex purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management's estimate of fair value. The allocation of the purchase price may be subject to change based on the final estimates of fair value. These changes primarily relate to the acquisition-related restructuring liabilities and will be finalized in the first quarter of fiscal 2005.

Cash	$2,706
Accounts receivable	2,961
Inventory	2,015
Other current assets	3,087
Property and equipment	1,458

Total assets acquired	12,227
Accounts payable	(722)
Current liabilities	(2,573)
Long-term liabilities	(400)

Total liabilities assumed	(3,695)

Net tangible assets acquired	$8,532

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$8,532
Goodwill	1,101
Other intangible assets:
Core technology	3,630
Customer relationships	410
Trade name	830
Royalties	60

4,930

Net assets acquired (Purchase Price)	$14,563

        The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The core technology and trade name are being amortized straight-line over an estimated useful life of three years, the customer relationships are being amortized straight-line over four years and the royalties were amortized through the end of the third quarter of 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of ICP vortex, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

        In connection with the acquisition, the Company initiated a plan to integrate the ICP vortex operations. The plan included the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The acquisition-related restructuring liabilities will be accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. The consolidation of the manufacturing operations as well as involuntary employee terminations was substantially completed by the fourth quarter of fiscal 2004. In fiscal 2004, the Company recorded a liability of $0.4 million for severance and benefits related to the involuntary termination of 19 employees. Any changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of March 31, 2004, the Company utilized approximately $0.3 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $0.1 million will be paid out by the first quarter of fiscal 2005.

        Elipsan:    On February 13, 2004, the Company completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable the Company to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. The total purchase price was $19.2 million in cash to acquire Elipsan, which includes $0.5 million in transaction fees, consisting of legal, valuation and accounting fees. Elipsan was integrated into the Company's SSG segment.

        Holdback:    As part of the Elipsan purchase agreement, $2.0 million of the cash payment was held back ("Elipsan Holdback") for unknown liabilities that may have existed as of the acquisition date. The Elipsan Holdback, which was included as part of the purchase price, is included in "Other long-term liabilities" in the Consolidated Balance Sheet as of March 31, 2004 and will be paid to the former Elipsan stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        The preliminary allocation of the Elipsan purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management's estimates of fair value. The allocation of the purchase price may be subject to change based on final estimates of fair value, however, such changes are not expected to be material.

Accounts receivable	$162
Other current assets	731
Property and equipment	105

Total assets acquired	998
Accounts payable	(196)
Current liabilities	(2,277)

Total liabilities assumed	(2,473)

Net tangible liabilities acquired	$(1,475)

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$(1,475)
Acquired in-process technology	4,000
Goodwill	4,124
Core technology	12,600

Net assets acquired (Purchase Price)	$19,249

        The core technology is being amortized straight-line over an estimated useful life of five years. No residual value has been estimated for the intangible asset.. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

        In-process Technology:    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. A write-off for in-process technology was $4 million in the fourth quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs. The value for the identifiable intangible was determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

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

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2007, and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and those of its competitors.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis of Elipsan included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of Elipsan's overall business model, an assessment of specific product results, including both historical and expected direct expense levels and general industry metrics, was conducted.

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

        Selling, Marketing and Administrative Expenses.    Estimated selling, marketing and administrative expenses were consistent with the general industry cost structure and were consistent throughout the estimation period.

        Effective Tax Rate.    The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates.

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows was approximately 63% for each of the projects.

        Percentage of Completion.    The percentage of completion of the acquired projects was determined using costs incurred by Elipsan prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 28% complete. The Company expects remaining costs of approximately $0.3 million to bring the planned in-process projects to completion. Development of these projects remains a risk to the Company due to rapidly changing customer markets and significant competition. Failure to bring these products to market in a timely manner could adversely impact the Company's future sales, results of operations and growth. Additionally, the value of the intangible assets acquired may become impaired.

        Acquisition-Related Restructuring:    In connection with the acquisition, the Company initiated a plan to integrate the Elipsan operations. The plan includes the integration of certain duplicative resources. The Company has established a preliminary plan in the fourth quarter of fiscal 2004 and accordingly, recorded $0.8 million related to both severance and benefits in connection with the involuntary termination of two employees on March 31, 2004 and other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. Any changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. No payments have been made as of March 31, 2004 related to this plan.

        Pro Forma Results:    The following unaudited pro forma financial information for fiscal 2004 and 2003, presents the combined results of the Company and Eurologic, ICP vortex and Elipsan, as if the acquisitions had occurred at the beginning of the periods presented. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for purchased in-process technology were excluded as these items were non-recurring. The pro forma financial results for fiscal 2004 and 2003 were as follows:

	Years Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net revenues	$458,169	$490,079
Net loss	55,842	(34,106)
Net loss per share:
Basic	$0.51	$(0.32)
Diluted	$0.49	$(0.32)

        The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Eurologic, ICP vortex and Elipsan constituted a consolidated entity during such periods.

        Platys:    In August 2001, the Company purchased Platys, a developer of IP storage solutions for the purpose of accelerating its ability to provide IP storage connectivity for three high-growth IP storage markets: SANs, fabric switches and NAS. In consideration of the acquisition, the Company exchanged $50.0 million in cash, issued 5.2 million shares of the Company's common stock valued at $59.8 million (including 0.9 million shares of restricted stock as discussed below) and assumed stock options to purchase 2.3 million shares of the Company's common stock with a fair value of $25.1 million for all of the outstanding capital stock of Platys. The Company also incurred $2.3 million in transaction fees, including legal, valuation and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of the Company's common stock on The Nasdaq National Market for the two days prior to the acquisition date and the closing price of the Company's common stock on the date of acquisition. The assumed stock options were valued using the Black-Scholes valuation model, and the Company used a volatility rate of 73.4%, a risk-free interest rate of 4.3% and an estimated life of four years.

        General Holdback:    As part of the purchase agreement, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. The General Holdback, which was included as part of the purchase price, was reflected in accrued liabilities at March 31, 2002. In fiscal 2003, the Company was notified of certain claims submitted by former Platys employees and consultants related to activities prior to the acquisition of Platys by the Company. During fiscal 2003 and fiscal 2004, the Company paid $10.7 million and $3.6 million, respectively, of the General Holdback to the former Platys shareholders or for the settlement of certain claims on their behalf. The remaining $0.7 million of the General Holdback will be paid to the Platys shareholders upon resolution of the outstanding claims, except for funds necessary to provide for liabilities with respect to the claims submitted by the former Platys employees and consultants.

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

        Deferred Stock-Based Compensation:    In exchange for certain Platys common stock that was subject to repurchase at the date of acquisition, the Company committed to pay $6.9 million of cash (the "Unvested Cash") and issued to certain employee stockholders 0.9 million shares of the Company's common stock valued at $10.1 million (the "Restricted Stock"). The Restricted Stock vests over periods ranging from 18 to 38 months from the date of acquisition and carries all the rights associated with the outstanding common stock of the Company. Unvested Restricted Stock is subject to the Company's right of repurchase if the employee stockholders' employment with the Company terminates. The Company recorded the value of the Restricted Stock as deferred stock-based compensation, which is being amortized as the related services are performed. The payment of the Unvested Cash was also contingent upon the employee stockholders' continued employment with the Company. The Unvested Cash was being paid and recognized as compensation expense as the Restricted Stock vests. The Unvested Cash was been fully paid in fiscal 2004.

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

        In fiscal 2004, 2003 and 2002, the Company recorded reductions of $1.3 million, $2.4 million and $0.4 million, respectively, of deferred stock-based compensation related to cancellations of Unvested Options and repurchases of unvested Restricted Stock. In the fiscal 2004 Consolidated Statement of Operations, total stock-based compensation expense with respect to the Restricted Stock and the Unvested Options totaled $4.1 million, of which $3.8 million was included in research and development expense and $0.3 million was included in selling, marketing and administrative expense. In the fiscal 2003 Consolidated Statement of Operations, total stock-based compensation expense with respect to the Restricted Stock and the Unvested Options totaled $10.6 million, of which $8.0 million was included in research and development expense and $2.6 million was included in selling, marketing and administrative expense. In the fiscal 2002 Consolidated Statement of Operations, total stock-based compensation expense with respect to the Executive Holdback, Restricted Stock and the Unvested Options totaled $19.2 million, of which $12.2 million was included in research and development expense and $7.0 million was included in selling, marketing and administrative expense.

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

        Percentage of Completion.    The percentage of completion for the acquired projects was determined using costs incurred by Platys prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, project completion ranged from 25% to 90%.

        The Company completed certain in-process projects and began shipping product in the fourth quarter of fiscal 2003 with additional in-process products expected to be completed by the second quarter of fiscal 2005. The Company believes market acceptance of iSCSI technology will accelerate when leading storage

OEMs complete development of their external storage systems incorporating iSCSI technology. The Company expects remaining costs of approximately $1 million to bring the planned in-process projects to completion. Development of these projects remains a significant risk to the Company due to the remaining effort to achieve technological feasibility and rapidly changing customer markets. Failure to bring these products to market in a timely manner, in a competitive market, could adversely impact the Company's future sales, profitability and growth. Additionally, the value of the intangible assets acquired may become impaired.

        If the Company had acquired Platys at the beginning of the periods presented, the Company's unaudited pro forma net revenues, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

Year Ended March 31, 2002
(in thousands, except per share amounts)
Net revenues	$418,869
Net loss	(203,812)
Net loss per share:
Basic	$(1.93)
Diluted	$(1.93)

Note 4. Marketable Securities

        The Company's portfolio of marketable securities at March 31, 2004 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available-for-Sale Marketable Securities:
Short term deposits	$6,838	$—	$(1)	$6,837
Municipal bonds	16,550	—	—	16,550
Commercial paper	999	—	—	999
Corporate obligations	200,636	2,086	(14)	202,708
United States government securities	175,609	982	(17)	176,574
Other debt securities	194,705	722	(97)	195,330
Marketable equity securities (Note 2)	873	—	(18)	855

Total available-for-sale securities	596,210	3,790	(147)	599,853
Less amounts classified as cash equivalents	47,085	—	—	47,085

Total	$549,125	$3,790	$(147)	$552,768

        The Company's portfolio of marketable securities at March 31, 2003 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short term deposits	$9,468	$6	$—	$9,474
Municipal bonds	10,200	—	—	10,200
Commercial paper	998	—	—	998
Corporate obligations	242,242	2,784	(495)	244,531
United States government securities	345,474	3,959	(318)	349,115
Other debt securities	55,519	429	(188)	55,760
Marketable equity securities (Note 2)	873	313	—	1,186

Total available-for-sale securities	664,774	7,491	(1,001)	671,264
Less amounts classified as cash equivalents	63,546	—	—	63,546

Total	$601,228	$7,491	$(1,001)	$607,718

        Sales of marketable securities resulted in gross realized gains of $2.5 million, $3.2 million and $3.5 million during fiscal 2004, 2003 and 2002, respectively. Sales of marketable securities resulted in gross realized losses of $1.4 million, $2.9 million and $0.2 million during fiscal 2004, 2003, and 2002, respectively.

        At March 31, 2004, the Company's gross unrealized losses on the available-for-sale marketable securities were all in loss positions for less than 12 months.

        The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2004, by contractual maturity, were as follows:

	Available-for-Sale Debt Securities
	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$242,155	$243,506
Mature after one year through three years	353,182	355,492

Total	$595,337	$598,998

        The maturities of asset- and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

Note 5. Balance Sheets Details

Inventories

        The components of net inventories at March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
	(in thousands)
Raw materials	$16,244	$6,034
Work-in-process	6,210	5,458
Finished goods	26,434	12,004

Total	$48,888	$23,496

Property and Equipment

        The components of property and equipment at March 31, 2004 and 2003 were as follows:

		March 31,
	Life	2004	2003
		(in thousands)
Land	—	$9,537	$13,086
Buildings and improvements	5-40 years	42,788	56,062
Machinery and equipment	3-5 years	88,340	81,767
Furniture and fixtures	3-7 years	68,506	64,629
Leasehold improvements	Life of lease	4,909	4,846
Construction in progress	—	375	505

		214,455	220,895
Accumulated depreciation and amortization		(156,020)	(141,579)

Total		$58,435	$79,316

        Depreciation expense was $20.1 million, $24.0 million and $27.1 million in fiscal 2004, 2003 and 2002, respectively.

Accrued Liabilities

        The components of accrued liabilities at March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
	(in thousands)
Tax related	$65,812	$72,687
Acquisition related	8,200	25,744
Accrued compensation and related taxes	19,336	21,991
Other	13,044	15,603

Total	$106,392	$136,025

Accumulated Other Comprehensive Income (loss)

        The components of accumulated other comprehensive income (loss), net of income taxes, at March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
	(in thousands)
Unrealized gain on marketable securities, net of tax provision of $1,443 in fiscal 2004 and $2,596 in fiscal 2003	$2,186	$3,894
Foreign currency translation, net of tax provision (benefit) of $543 in fiscal 2004 and $69 in fiscal 2003	814	(104)

Total	$3,000	$3,790

Note 6. Goodwill and Other Intangible Assets

  Goodwill

        Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill for fiscal 2004 was as follows:

	SSG	SNG	Total
	(in thousands)
Balance at March 31, 2003	$8,187	$45,667	$53,854
Goodwill acquired	14,638	—	14,638

Balance at March 31, 2004	$22,825	$45,667	$68,492

        Goodwill increased by approximately $14.6 million as a result of the Company's acquisitions of Elipsan, ICP vortex and Eurologic.

        A reconciliation of previously reported net loss and basic and diluted net loss per share to the amounts adjusted for the exclusion of goodwill (including distribution network, acquired employees and OEM relationships), net of the related income tax effect, is as follows:

Year Ended March 31, 2002
(in thousands, except per share amounts)
Net loss, as reported	$(196,178)
Add: Amortization of goodwill, net of taxes	40,458

Adjusted net loss	$(155,720)

Basic net loss per share:
Net loss per share, as reported	$(1.91)
Add: Amortization of goodwill, net of taxes	$0.39
Adjusted net loss per share	$(1.52)
Diluted net loss per share:
Net loss per share, as reported	$(1.91)
Add: Amortization of goodwill, net of taxes	$0.39
Adjusted net loss per share	$(1.52)

  Other Intangible Assets

	March 31, 2004		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$74,930	$(50,898)	$53,654	$(37,514)
Covenants-not-to-compete	4,818	(4,095)	4,670	(2,464)
Customer relationships	1,290	(308)	—	—
Trade name	2,306	(963)	—	—
Backlog and royalties	455	(455)	—	—

Subtotal	83,799	(56,719)	58,324	(39,978)
Intellectual property assets	43,892	(22,070)	43,892	(14,843)

Total	$127,691	$(78,789)	$102,216	$(54,821)

        Intellectual property assets consist of a patent license fee (Note 16), a technology license fee (Note 16), an amount allocated to a product supply agreement (Note 16) and certain intellectual property acquired in fiscal 2003.

        In November 2002, the Company acquired intellectual property from Tricord for $1.7 million in cash. The intellectual property acquired is being amortized over its expected useful life of three years. The amortization expense of the intellectual property was included in "Research and development" in the Consolidated Statements of Operations from the date of acquisition and will be included in "Cost of revenues," when the Company begins selling product incorporating this technology.

        Other intangible assets increased by approximately $25.5 million in fiscal 2004 as a result of the Company's acquisitions of Eurologic, ICP vortex and Elipsan. Amortization of other intangible assets was $24.0 million, $20.0 million and $58.8 million in fiscal 2004, 2003 and 2002, respectively.

        The annual amortization expense of the other intangible assets that existed as of March 31, 2004 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition- related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2005	$10,810	$7,005
2006	7,157	6,670
2007	4,374	6,316
2008	2,534	1,831
2009	2,205	—

Total	$27,080	$21,822

Note 7. Line of Credit

        In May 2001, the Company obtained an unsecured $20.0 million revolving line of credit. No borrowings were outstanding under the line of credit during fiscal 2004. The Company was charged a fee equal to 0.15% per annum on the average daily unused amount of the line of credit. The Company did not renew the line of credit upon its expiration in August 2003.

Note 8. Convertible Notes

	March 31,
	2004	2003
	(in thousands)
3/4% Notes	$225,000	$—
3% Notes	35,190	250,000
4 3/4% Notes	—	82,445

Total	$260,190	$332,445

        3/4% Notes:    In December 2003, the Company issued $225.0 million of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds to the Company from the offering of the Notes were $218.2 million.

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

        The Company will pay cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year, commencing on June 22, 2004. Debt issuance costs of $6.8 million are amortized to interest expense over 5 years. The 3/4% Notes rank senior in right of payment to the 3% Convertible Subordinated Notes due 2007 ("3% Notes"). The 3/4% Notes rank junior in right of payment and are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. Gross unrealized gains on these securities were $0.1 million in fiscal 2004. At March 31, 2004, $1.7 million was classified as short-term marketable securities due within one year and $6.3 million was classified as long-term due within four years.

Convertible Bond Hedge and Warrant

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

        During the fourth quarter of fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share. The warrant expires in December 2008. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis or for cash. As of March 31, 2004, the warrant had not been exercised and remained outstanding. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million has been classified as equity because it meets all the equity classification criteria of EITF 00-19. The separate warrant and convertible bond hedge transactions have the potential of limiting the dilution associated with the conversion of the 3/4% Notes from approximately 19.2 million to as few as 12.1 million shares.

        3% Notes:    In March 2002, the Company issued $250 million of 3% Notes for net proceeds of $241.9 million. The 3% Notes are due on March 5, 2007. The 3% Notes provide for semi-annual interest payments each March 5 and September 5, which interest payments commenced September 5, 2002. The holders of the 3% Notes are entitled to convert the notes into common stock at a conversion price of $15.31 per share through March 5, 2007. The 3% Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after March 9, 2005 at declining premiums to par. Debt issuance costs are amortized to interest expense ratably over the term of the 3% Notes. The Notes are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3% Notes, the Company purchased marketable securities totaling $21.4 million as security for the first six scheduled interest payments due on the 3% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. Gross unrealized gains on these securities were $0.3 million in fiscal 2003 and gross unrealized losses on these securities were $0.2 million in fiscal 2002. In fiscal 2004, the Company utilized a portion of the proceeds from the issuance of 3/4% Notes and repurchased $214.8 million in aggregate principal amount of the 3% Notes resulting in a loss on extinguishment of debt of $5.7 million (including unamortized debt issuance costs of $5.0 million). Due to the partial repurchase of the 3% Notes, the restriction on $9.4 million of the restricted marketable securities lapsed. At March 31, 2004, $1.1 million was classified as restricted cash in connection with the remaining $35.2 million outstanding 3% Note balance. At March 31, 2003, $7.4 million was classified as short-term marketable securities due within one year and $7.4 million was classified as long-term due within two years.

        4 3/4% Notes:    In February 1997, the Company issued $230.0 million of 4 3/4% Notes for net proceeds of $223.9 million. The 4 3/4% Notes were due on February 1, 2004, and accordingly, the balance outstanding at March 31, 2003 was classified as a current liability. The 4 3/4% Notes provided for semi-annual interest payments each February 1 and August 1, commencing on August 1, 1997. The holders of the 4 3/4% Notes were entitled to convert the notes into common stock at an original conversion price of $51.66 per share through February 1, 2004. The 4 3/4% Notes were redeemable, in whole or in part, at the option of the Company, at any time at declining premiums to par. Debt issuance costs were amortized to interest expense ratably over the term of the 4 3/4% Notes. During fiscal 2000, a noteholder converted $0.2 million of the 4 3/4% Notes into 3,871 shares of the Company's common stock.

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

        In fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Notes for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). In fiscal 2003, the Company repurchased 4 3/4% Notes with a book value of $120.4 million for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). In fiscal 2002, the Company repurchased 4 3/4% Notes with a book value of $27.0 million for an aggregate price of $25.9 million, resulting in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million). Because the Company elected to adopt SFAS No. 145 as of January 1, 2002, the gain on extinguishment of debt has been included in "Interest and other income" in the Consolidated Statements of Operations for fiscal 2003 and 2002.

Note 9. TSMC Agreements

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

        The Company utilized $9.3 million, $11.2 million and $9.6 million of the advance payments in fiscal 2004, 2003 and 2002, respectively. The advance payments expected to be realized in the next year of $8.8 million are classified in "Prepaid expenses" in the Consolidated Balance Sheet as of March 31, 2004.

Note 10. Interest and Other Income

        The components of interest and other income for all periods presented were as follows:

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Interest income	$19,197	$29,877	$34,153
Gain on settlement with former president of Distributed Processing Technology Corporation ("DPT")	49,256	—	—
Gain (loss) on extinguishment of debt, net (Note 8)	(6,466)	3,297	867
Foreign currency transaction gains (losses)	1,342	(668)	(159)
Interest on Federal and State tax refunds	1,164	—	—
Other	1,936	1,352	23

Total	$66,429	$33,858	$34,884

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

The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Consolidated Statements of Cash Flows.

Note 11. Related Party Transactions

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

        The Company and Chaparral are also parties to various component supply, technology and software licensing and product distribution agreements, including one in which the Company made a $2 million advance payment for future product purchases of certain external storage solutions products. As product was purchased the prepayment was reduced by the purchase price. The advance payment was fully utilized in fiscal 2003. During fiscal 2003 and 2002, the Company recorded royalty and product revenue of $0.3 million and $0.4 million, respectively. Chaparral owed the Company $0.1 million at March 31, 2003. There were no transactions with Chaparral during fiscal 2004.

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

        BroadLogic:    In December 1998, the Company entered into a definitive agreement with BroadLogic, Inc. ("BroadLogic") whereby the Company agreed to contribute certain tangible and intangible assets related to the satellite networking business line. In exchange for the assets, BroadLogic issued the Company 989,430 shares of Series A Convertible Preferred Stock, representing a then 19.9% ownership interest in BroadLogic. In addition, the Company received a warrant to purchase up to 982,357 shares of BroadLogic's common stock at $4 per share, which expired in December 2003.

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

Note 12. Restructuring Charges

        During fiscal 2004, 2003 and 2002, the Company recorded restructuring charges of $4.3 million, $14.3 million and $10.0 million, respectively. The restructuring plans are discussed in detail below.

Fiscal 2004 Restructuring Plans

        Second Quarter of Fiscal 2004 Restructuring Plan:    In the second quarter of fiscal 2004, the Company initiated certain actions related primarily to its DSG segment. These actions included the consolidation of research and development resources, the involuntary termination of certain marketing and administrative personnel, the shutdown of DSG's Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. In addition, the Company took actions to streamline its SSG segment by reducing headcount and related costs. The Company recorded a restructuring charge of approximately $1.6 million in the second quarter of fiscal 2004, of which $1.5 million was associated with severance and benefits from terminating approximately 33 employees and $0.1 million related to the write-down of certain assets taken out of service.

        Additional charges related to the second quarter of fiscal 2004 restructuring plan were taken in the third quarter of fiscal 2004. The Company recorded a restructuring charge of $0.6 million as a result of vacating the Hudson facility in the third quarter of fiscal 2004. This completed the DSG restructuring initiated in the second quarter of fiscal 2004. Restructuring charges incurred to date related to the second quarter of fiscal 2004 restructuring plan are $2.2 million. Of the total restructuring expense incurred, approximately $0.6 million and $1.6 million related to the SSG and DSG segments, respectively.

        Third Quarter of Fiscal 2004 Restructuring Plan:    In the third quarter of fiscal 2004, the Company initiated actions to consolidate research and development resources primarily in its SSG segment. The Company recorded a restructuring charge of $0.4 million related to severance and benefits of 12 employees based in the United States. The Company does not expect to incur any further charges in connection with this restructuring plan.

        Fourth Quarter of Fiscal 2004 Restructuring Plan:    In the fourth quarter of fiscal 2004, the Company initiated certain actions to consolidate primarily technical support and engineering resources in our SSG and SNG segment. This included the involuntary termination of 35 employees mainly from the United States. In addition, the plan included costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in California through July 2005, the end of the lease term. The Company recorded a restructuring charge of $1.7 million associated with this plan and does not expect to incur any further charges. Of the total restructuring expense incurred, approximately $0.9 million and $0.8 million related to the SSG and SNG segments, respectively.

        The following table sets forth an analysis of the components of the fiscal 2004 restructuring charge and the provision adjustment and payments made against the reserve through March 31, 2004:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Restructuring provision:
Q2'04 Restructuring provision	$1,486	$86	$1,572
Q3'04 Restructuring provision	428	—	428
Q4'04 Restructuring provision	1,405	303	1,708

Total	3,319	389	3,708
Provision adjustment	—	579	579
Cash paid	(2,332)	(560)	(2,892)
Non-cash charges	—	(105)	(105)

Reserve balance at March 31, 2004	$987	$303	$1,290

        The Company anticipates that the remaining restructuring reserve balance of $1.3 million will be substantially paid out by the second quarter of fiscal 2006.

Fiscal 2003 Restructuring Plan

        In the second and fourth quarters of 2003, the Company announced restructuring programs (collectively called the fiscal 2003 restructuring provision) to reduce expenses and streamline operations in all of the Company's operating segments and recorded a restructuring charge of $13.2 million. During fiscal 2003 and 2004, the Company recorded adjustments to the fiscal 2003 restructuring provision of $0.1 million and $0.2 million, respectively, related to the reduction to severance and benefits as actual results were lower than anticipated, offset by additional lease costs. As of March 31, 2004, the Company had substantially completed its execution of the 2003 restructuring provision. The remaining accrual balance relates to the estimated loss related to a sublease of a facility in Florida through April 2008, the end of the lease term.

        The following table sets forth an analysis of the components of the fiscal 2003 restructuring charge and the provision adjustments and payments made against the reserve through March 31, 2004:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Q2'03 Restructuring provision	$3,965	$1,681	$509	$6,155
Q4'03 Restructuring provision	4,905	2,091	—	6,996

Total	8,870	3,772	509	13,151
Provision adjustment	(173)	—	26	(147)
Cash paid	(5,484)	—	(283)	(5,767)
Non-cash charges	—	(3,772)	—	(3,772)

Reserve balance at March 31, 2003	3,213	—	252	3,465
Provision adjustment	(282)	—	97	(185)
Cash paid	(2,931)	—	(242)	(3,173)

Reserve balance at March 31, 2004	$—	$—	$107	$107

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.1 million will be substantially paid out by the first quarter of fiscal 2009.

Fiscal 2002 Restructuring Plan

        In the first and fourth quarters of 2002, the Company's management implemented restructuring plans (collectively called the fiscal 2002 restructuring provision) to reduce costs, improve operating efficiencies and tailor the Company's expenses to current revenues in all of the Company's operating segments and recorded a restructuring charge of $10.1 million. During fiscal 2002, 2003 and 2004, the Company recorded adjustments to the fiscal 2002 restructuring provision of $0.4 million, $0.6 million and $0.2 million, respectively, related to the additional lease costs offset by a reduction to severance and benefits as actual results were lower than anticipated. As of March 31, 2004, the Company had substantially completed its execution of the 2002 restructuring provision. The remaining accrual balance relates to the estimated loss of two facilities in Florida and Belgium through the end of the lease term, which are April 2008 and October 2005, respectively.

        The following table sets forth an analysis of the components of the fiscal 2002 restructuring charge and the provision adjustments and payments made against the reserve through March 31, 2004:

	Severance And Benefits	Asset Write-offs	Other Charges	Total
	(in thousands)
Restructuring provision:
Q1'02 Restructuring provision	$5,174	$811	$244	$6,229
Q4'02 Restructuring provision	2,723	220	890	3,833

Total	7,897	1,031	1,134	10,062
Provision adjustment	(387)	—	—	(387)
Cash paid	(5,111)	—	(40)	(5,151)
Non-cash charges	—	(1,031)	—	(1,031)

Reserve balance at March 31, 2002	2,399	—	1,094	3,493
Provision adjustment	(146)	—	714	568
Cash paid	(2,215)	—	(917)	(3,132)

Reserve balance at March 31, 2003	38	—	891	929
Provision adjustment	(38)	—	249	211
Cash paid	—	—	(338)	(338)

Reserve balance at March 31, 2004	$—	$—	$802	$802

        The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.8 million will be substantially paid out by the first quarter of fiscal 2009.

Fiscal 2001 Restructuring Plan

        In the fourth quarter of 2001, the Company's management implemented a restructuring plan (the fiscal 2001 restructuring provision) in response to the economic slowdown to reduce costs and improve operating efficiencies across all of the Company's operating segments and recorded a restructuring charge of $9.9 million. During fiscal 2002 and 2003, the Company recorded additional charges of $0.3 million and $0.7 million, respectively, related to additional lease costs and the write-off of certain manufacturing equipment that was being held for sale, which was offset by a reduction to severance and benefits as actual results were lower than anticipated. As of March 31, 2004, the Company had substantially completed its execution of the 2001 restructuring provision. The remaining accrual balance relates to the estimated loss of a facility that the Company subleased in California through April 2008, the end of the lease term. The estimated loss represents the estimated future obligations for the non-cancelable lease payments, net of the estimated future sublease income. The Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.6 million will be substantially paid out by the first quarter of fiscal 2009.

Note 13. Other Charges

        Other charges consist of asset impairment charges. The Company recorded asset impairment charges of $6.0 million, $1.5 million and $77.6 million in fiscal 2004, 2003 and 2002, respectively.

        In fiscal 2004, the Company recorded an impairment charge of $5.0 million to reduce the carrying value of certain properties classified as assets held for sale to fair value less cost to sell. The Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, two owned buildings, including associated building improvements and property, plant and equipment, have been classified as assets held for sale and are included in "Other current assets" in the Consolidated Balance Sheet at March 31, 2004 at their expected fair value less cost to sell of $6.7 million. Fair value was determined by management estimates, appraisal values and values for similar properties. The Company has entered into an exclusive sales listing agreement with a broker to sell these facilities. The Company expects to sell these facilities by the end of fiscal 2005.

        The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company recorded an impairment charge of $1.0 million, $1.5 million and $8.6 million in fiscal 2004, 2003 and 2002, respectively, related to a decline in the values of minority investments deemed to be other-than-temporary.

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

        A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations was as follows:

	Years Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$62,907	$(15,426)	$(196,673)
Adjustment for interest expense on 3% Notes, net of taxes	4,477	—	—

Adjusted income (loss) from continuing operations	67,384	(15,426)	(196,673)
Net income from discontinued operations	—	—	495

Net income (loss)	$67,384	$(15,426)	$(196,178)

Denominator:
Weighted average shares outstanding—basic	108,656	106,772	102,573
Effect of dilutive securities:
Employee stock options and other	2,036	—	—
3% Notes	13,309	—	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	124,001	106,772	102,573

Net income (loss) per share—basic:
Continuing operations	$0.58	$(0.14)	$(1.92)
Discontinued operations	$—	$—	$0.00
Net income (loss)	$0.58	$(0.14)	$(1.91)
Net income (loss) per share—diluted:
Continuing operations	$0.54	$(0.14)	$(1.92)
Discontinued operations	$—	$—	$0.00
Net income (loss)	$0.54	$(0.14)	$(1.91)

        Diluted loss per share for fiscal 2003 and 2002 is based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation for fiscal 2004 because their inclusion would have been anti-dilutive. The items excluded for fiscal 2004, 2003 and 2002 were as follows:

	Years Ended March 31,
	2004	2003	2002
	(in thoursands)
Outstanding employee stock options	14,079	19,731	17,723
Warrants(2)	19,374	1,310	1,310
4 3/4% Convertible Subordinated Notes	—	2,858	5,326
3% Convertible Subordinated Notes	—	16,327	16,327
3/4% Convertible Subordinated Notes(1)(2)	19,224	—	—

(1)
These Notes will not be dilutive until such time that the contingent conversion feature is exercisable.

(2)
In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. See Note 8 for further details.

Note 15. Stockholders' Equity

        Employee Stock Purchase Plan:    The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 ESPP. Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the common stock at either the beginning of the offering period or at the end of each applicable six month purchase period, whichever is lower. During fiscal 2001, the Company amended the ESPP to extend the offering period from six months to twenty four months, beginning in August 2000. Purchases are made every six months. During fiscal 2004, an additional 5,000,000 shares were added to the ESPP, making a total of 15,600,000 authorized shares under the 1986 ESPP. Under the ESPP, 1,027,000, 1,163,000 and 532,000 shares were issued during fiscal 2004, 2003 and 2002, respectively, representing approximately $5.3 million, $6.0 million and $5.1 million in employees' contributions, respectively.

        2000 Nonstatutory Stock Option Plan:    During the third quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Nonstatutory Stock Option Plan and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Nonstatutory Stock Option Plan provides for granting of stock options to non-executive officer employees of the Company at prices equal to at least 100% of the fair market value at the date of grant. Stock options granted under this plan are for periods not to exceed ten years and generally become fully vested and exercisable over a two to five-year period. As of March 31, 2004, the Company had 2,811,360 shares available for future issuance under the 2000 Nonstatutory Stock Option Plan.

        1999 Stock Option Plan:    During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Option Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock, plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Option Plan as of the date of stockholder approval, plus (c) any shares returned to the 1990 Stock Option Plan as a result of termination of options under the 1990

Stock Option Plan after the date of stockholder approval of the 1999 Stock Option Plan. As of March 31, 2004, the Company had 2,152,338 shares available for future issuance under the 1999 Stock Option Plan.

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

        1990 Stock Option Plan:    The Company's 1990 Stock Option Plan allowed the Board of Directors to grant to employees, officers, and consultants incentive and nonstatutory options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights did not exceed ten years from the date of grant. The Company has issued all stock options under this plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period. In March 1999, the Company amended the 1990 Stock Option Plan to permit non-employee directors of the Company to participate in this plan. Upon stockholder approval of the 1999 Stock Option Plan, the 1990 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1990 Stock Option Plan at March 31, 2004.

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

        Eurologic Stock Option Plan:    In connection with the acquisition of Eurologic in the first quarter of fiscal 2004 (Note 3), each outstanding stock option under the Eurologic Stock Option Plan was converted into an option to purchase shares of the Company's common stock at a ratio of 0.3472. As a result, outstanding options to purchase 498,789 shares of the Company's common stock were assumed. No further options may be granted under the Eurologic Stock Option Plan.

        Option activity under the employees' stock option plans during fiscal 2002, 2003 and 2004 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2001	12,817,304	19,414,671	$20.56
Assumed	—	2,336,037	1.31
Granted	(8,868,805)	8,868,805	14.22
Exercised	—	(670,807)	5.45
Forfeited	—	(7,794,757)	23.64
Cancelled	4,940,794	(4,940,794)	24.28

Balance, March 31, 2002	8,889,293	17,213,155	12.91
Granted	(5,632,090)	5,632,090	8.42
Exercised	—	(475,875)	2.74
Forfeited	—	(78,506)	0.32
Cancelled	3,190,207	(3,190,207)	14.17

Balance, March 31, 2003	6,447,410	19,100,657	11.69
Assumed	—	498,789	7.41
Granted	(4,530,400)	4,530,400	7.89
Exercised	—	(895,199)	2.51
Forfeited	—	(242,249)	6.59
Cancelled	3,046,688	(3,046,688)	12.33

Balance, March 31, 2004	4,963,698	19,945,710	$11.09

Options exercisable at:
March 31, 2002		8,564,958	$13.35
March 31, 2003		11,471,643	13.19
March 31, 2004		12,661,660	12.81

        The following table summarizes information about the employees' stock option plans as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/04	Weighted Average Exercise Price
$ 0.10 - $ 6.30	4,668,240	5.9	$4.74	1,616,754	$4.37
$ 6.31 - $10.88	3,614,955	6.3	8.99	837,543	9.30
$10.93 - $12.50	4,359,899	4.8	12.22	3,469,738	12.23
$12.66 - $14.90	2,025,636	5.5	14.36	1,554,505	14.36
$15.13 - $15.29	4,718,119	4.7	15.29	4,707,143	15.29
$15.56 - $59.13	558,861	4.2	21.61	475,977	22.36

	19,945,710	5.4	11.09	12,661,660	12.81

Stock Option Exchange Program

        In May 2001, the Company announced a voluntary stock option exchange program (the "Program") for the Company's employees. Under the Program, employees had until June 21, 2001 to make an election to cancel their outstanding stock options with exercise prices greater than $15.00 per share under the 2000 Nonstatutory Stock Option Plan, the 1999 Stock Plan and the 1990 Stock Plan, in exchange for an equal number of new nonqualified stock options to be granted under either the 2000 Nonstatutory Stock Option Plan or the 1999 Stock Option Plan. If an election to cancel was made, employees were required to cancel all stock options that were granted within the six-month period prior to June 21, 2001, regardless of the exercise prices of these stock options. The Program was not available to the Company's non-employee directors. Approximately 1,400 employees participated in the Program and cancelled stock options to purchase 7.6 million shares of the Company's common stock with exercise prices ranging between $8.87 and $59.13 per share. All cancelled stock options were retired from the pool of stock options available for grant. On December 27, 2001, the Board of Directors granted new stock options to purchase 7.0 million shares of the Company's common stock, each with an exercise price of $15.29 per share. Due to employee attrition, new stock option grants were not made with respect to 0.6 million stock options subject to cancellation on June 21, 2001. The new stock options have a ten-year term, and at the time of grant were vested to the same degree that the cancelled stock options were vested. The unvested portion of the new stock options vest in equal installments on a quarterly basis over two years from the grant date.

Stock Option Plans—Directors

        The 2000 Director Stock Option Plan:    During the second quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Director Stock Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The 2000 Director Stock Option Plan provides for the automatic grant to non-employee directors of nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and expire ten years after the date of grant. On the last day of each fiscal year, each non-employee director receives a grant for 15,000 options which vest over a one-year period and expire ten years after the date of grant. As of March 31, 2004, the Company had 413,750 shares available for future issuance under the 2000 Director Stock Option Plan.

        The 1990 Directors' Stock Option Plan:    The 1990 Directors' Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives a grant for 40,000 options which vest over four years and, prior to March 31, 1997, expired five years after the date of grant. Prior to March 31, 1997, each director received a grant at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four-year period and expired five years after the date of grant. During fiscal 1997, the Company amended the 1990 Directors' Stock Option Plan such that all newly issued options expire ten years after the date of grant and all newly issued annual options vest over a one-year period. In fiscal 1999, the Company amended the 1990 Directors' Stock Option Plan to increase the annual grant to 15,000 options for the fiscal year ended March 31, 1999. Upon the approval of the 2000 Director Stock Option Plan, the 1990

Director Option Plan was terminated with respect to new grants. There were no shares available for option grants under the 1990 Directors' Stock Option Plan at March 31, 2004.

        Option activity under the directors' stock option plans during fiscal 2002, 2003 and 2004 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2001	910,000	330,000	$28.94
Granted	(280,000)	280,000	13.70
Exercised	—	(7,500)	8.67
Forfeited	—	(70,000)	34.13
Cancelled	22,500	(22,500)	8.67

Balance, March 31, 2002	652,500	510,000	21.05
Granted	(120,000)	120,000	6.11
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2003	532,500	630,000	18.21
Granted	(160,000)	160,000	8.74
Exercised	—	(3,750)	6.11
Forfeited	—	(35,000)	34.13
Cancelled	41,250	(41,250)	9.68

Balance, March 31, 2004	413,750	710,000	15.85

Options exercisable at:
March 31, 2002		230,000	$30.01
March 31, 2003		402,500	22.89
March 31, 2004		482,500	18.42

        The following table summarizes information about the directors' stock option plans as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/04	Weighted Average Exercise Price
$ 6.11 - $ 8.55	145,000	9.2	$6.78	105,000	$6.11
$ 8.67 - $ 8.67	45,000	7.0	8.67	45,000	8.67
$ 8.80 - $ 8.80	120,000	10.0	8.80	—	—
$10.94 - $13.37	185,000	7.7	12.32	155,000	12.59
$16.25 - $37.25	130,000	6.2	20.79	92,500	22.33
$41.44 - $49.38	85,000	4.8	45.17	85,000	45.17

	710,000	7.7	15.85	482,500	18.42

Assumptions of Fair Value

        Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its ESPP, employees' stock option plans, and directors' stock option plans, collectively called "options," under the fair value method as required by SFAS No. 123. The pro forma information for fiscal 2004, 2003 and 2002 is reported in Note 1 "Summary of Significant Accounting Policies." The fair value of options granted in fiscal 2004, 2003 and 2002 as reported was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	ESPP			Employees' Stock Option Plans			Directors' Stock Option Plans
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Expected life (in years)	1.4	0.5	0.5	2.7	4	4	1.4	5	5
Risk-free interest rate	1.5%	1.1%	1.7%	1.8%	2.4%	4.7%	1.3%	2.8%	4.9%
Expected volatility	60%	76%	81%	62%	76%	78%	43%	78%	77%
Dividend yield	—	—	—	—	—	—	—	—	—

        The following table states the weighted average estimated fair value of its options granted or issued for all periods presented:

	2004	2003	2002
	(per share amounts)
ESPP	$2.77	$2.39	$5.17
Employees' Stock Option Plans	$3.17	$5.16	$8.86
Directors' Stock Option Plans	$1.82	$3.92	$8.84

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

Shares Reserved for Future Issuance

        As of March 31, 2004, the Company has reserved the following shares of authorized but unissued common stock:

ESPP	6,803,602
Employees' stock option plans	24,909,408
Directors' stock option plans	1,123,750
Outstanding warrants (Notes 8 and 16)	19,374,203
Conversion of 3/4% Notes (Note 8)	19,224,203
Conversion of 3% Notes (Note 8)	2,298,199

Total	73,733,365

        As a result of the Roxio spin-off (Note 2) and in accordance with the terms of the 4 3/4% Notes' Indenture, the conversion price of the 4 3/4% Notes was adjusted to $38.09.

Note 16. IBM ServeRAID Agreement and Patent Cross-License Agreement

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

        In consideration, the Company paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of the Company's common stock at an exercise price $15.31 per share. The warrant has a term of five years from the date of issuance and is immediately exercisable. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of

71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The Company allocated $12.0 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to the Company's channel and OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon the Company's estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee shall be included in "Net revenues" and "Costs of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

        In May 2000, the Company entered into a patent cross-license agreement with IBM. Under the agreement, the Company agreed to pay IBM a patent settlement fee for the use of certain IBM patents from January 1, 2000 through June 30, 2004, which was subsequently amended to march 2007, and in return, obtained a release of past infringement claims made prior to January 1, 2000. Additionally, the Company granted IBM a license to use all of the Company's patents for the same period. The final aggregate patent fee was to be determined by an evaluation of certain patents by an independent party and was to range from $11.0 million to $25.0 million. In March 2001, the final aggregate patent fee was determined to be $11.0 million. Based on this final aggregate patent fee, the Company recorded a credit adjustment of $3.6 million (net of $0.1 million included in discontinued operations) to cost of revenues under the caption of "Patent settlement fee" in the Consolidated Statement of Operations for the year ended March 31, 2001. In March 2002, the patent cross-license agreement was amended to extend the term to use certain IBM patents through March 2007 in consideration for an aggregate patent fee of $13.3 million. The patent license fee is being amortized over the period from January 1, 2000 through June 30, 2007.

Note 17. Agilent Agreement

        In January 2000, the Company entered into a four-year Development and Marketing Agreement (the "Agreement") with Agilent Technologies, Incorporated ("Agilent") to co-develop, market and sell fibre channel HBAs using fibre channel host bus adapter and software driver technology licensed from Agilent. In exchange, the Company issued warrants to Agilent to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrants had a term of four years from the date of issuance and were immediately exercisable. The warrants were valued at $37.1 million using the Black-Scholes valuation model. The Company assumed a volatility rate of 65%, a risk-free interest rate of 6.4% and an estimated life of four years. The value of the warrants (the "Warrant Costs") was recorded as an intangible asset and was fully amortized in fiscal 2001. The warrants expired unexercised in January 2004.

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

        As a result of the Roxio spin-off (Note 2), the Company declared a dividend of shares of Roxio's common stock to the Company's stockholders of record on April 30, 2001. The dividend was distributed after the close of business on May 11, 2001, in the amount of 0.1646 shares of Roxio's common stock for each outstanding share of the Company's common stock. The Company retained 190,936 shares of Roxio's common stock, in the event that Agilent exercised its warrants to purchase 1,160,000 shares of the Company's common stock; however, the warrant expired unexercised in January 2004.

Note 18. Income Taxes

        The components of income (loss) from continuing operations before provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Income (Loss) Before Taxes:
Domestic	$17,360	$(34,306)	$(208,681)
Foreign	12,574	16,612	19,521

	$29,934	$(17,694)	$(189,160)

        The components of the provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Federal:
Current	$(297)	$(4,234)	$(39,760)
Deferred	(13,029)	(4,151)	39,893

	(13,326)	(8,385)	133

Foreign:
Current	(8,074)	1,776	3,127
Deferred	50	1,879	753

	(8,024)	3,655	3,880

State:
Current	0	3,234	2,226
Deferred	(11,623)	(772)	1,274

	(11,623)	2,462	3,500

Provision for (benefit from) income taxes	$(32,973)	$(2,268)	$7,513

        The tax benefit associated with dispositions from employees' stock plans reduced taxes currently payable by $0.6 million, $1.1 million and $5.0 million in fiscal 2004, 2003 and 2002, respectively. These tax benefits were recorded directly to stockholders' equity.

        Significant components of the Company's deferred tax assets and liabilities at March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
	(in thousands)
Intangible technology	$23,134	$31,505
Research and development tax credits	8,714	5,912
Fixed assets accrual	8,108	3,306
Compensatory accruals	5,488	6,781
Capitalized research and development	3,590	—
Other expense accruals	3,463	2,111
Inventory reserves	2,592	2,054
Restructuring charges	1,059	1,173
Accrued returned materials	947	835
Uniform capitalization adjustment	500	859
Intercompany profit adjustment	198	1,331
Excess of capital losses over capital gains	—	1,419
Other, net	1,669	1,353

Gross deferred tax assets	59,462	58,639
Less: Deferred tax liabilities
Unrealized gain on investments	(1,443)	(2,596)
Acquisition-related charge	(2,341)	(4,470)

Gross deferred tax liabilities	(3,784)	(7,066)
Valuation allowance	—	(21,626)

Net deferred tax assets	$55,678	$29,947

        The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets. As a result of the Company's analysis of expected future income at March 31, 2004, which included the completion of key products based on serial technologies and increased revenue opportunities, particularly for its systems products, it was considered more likely than not that a valuation allowance for deferred tax assets was not required. This resulted in the release of previously recorded allowance, which generated a $21.6 million tax benefit. As of March 31, 2004, the Company believed that all of the deferred tax assets recorded on its balance sheet would ultimately be recovered.

        The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

	Years Ended March 31,
	2004	2003	2002
Federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(16.9)%	9.0%	1.5%
Foreign subsidiary income at other than the U.S tax rate	(6.5)%	(16.6)%	4.0%
Change in valuation allowance	(72.2)%	(19.1)%	13.2%
Reduction in tax reserves	(21.0)%	—	—
Acquisition write-offs	(19.4)%	75.0%	20.6%
Restructuring charges	—	—	1.6%
Research and development credits	(9.4)%	(31.6)%	(3.1)%
Other	0.2%	5.5%	1.2%

Effective income tax rate	(110.2)%	(12.8)%	4.0%

        The Company's subsidiary in Singapore is currently operating under a tax holiday. The Company has agreed to terms for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions. As of March 31, 2004, the Company had not accrued income taxes on $627 million of accumulated undistributed earnings of its Singapore subsidiary, as these earnings are expected to be reinvested indefinitely.

        The Company's tax related liabilities were $65.8 million and $72.7 million at March 31, 2004 and 2003, respectively. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan and Germany. The amount of the liability was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

Note 19. Commitments and Contingencies

        The Company leases certain land, office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2028. As of March 31, 2004, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

Fiscal Year:	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
2005	$8,899	$4,557
2006	6,655	4,766
2007	5,444	3,693
2008	4,582	1,762
2009	1,623	376
2010 and thereafter	11,663	59

Total	$38,866	$15,213

        Net rent expense was approximately $2.6 million, $3.1 million and $3.0 million during fiscal 2004, 2003 and 2002, respectively.

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

        The Company invests in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2004, the carrying value of such investments aggregated $3.1 million. The Company has also committed to provide additional funding of up to $0.7 million.

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

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on its financial position or results of operations, as the Company believes that it has meritorious defense against the asserted deficiencies and any proposed adjustments and have made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

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

Note 20. Guarantees

Intellectual Property Indemnification Obligations

        The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in fiscal 2004. The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations that it assumed in conjunction with its acquisition of DPT. The Company recorded $0.4 million of warranty costs in the third quarter of fiscal 2004 associated with these claims.

        A reconciliation of the changes to the Company's warranty accrual for fiscal 2004 was as follows:

	March 31,
	2004	2003
	(in thousands)
Balance at beginning of period	$1,343	$1,516
Warranties assumed	120	—
Warranties provided	4,499	4,059
Actual costs incurred	(4,364)	(4,232)

Balance at end of period	$1,598	$1,343

Note 21. Segment, Geographic and Significant Customer Information

Segment Information

        In fiscal 2004, the Company operated in three reportable segments: SSG, DSG and SNG.

        SSG provides storage solutions that enable IT organizations to move, store and protect data easily and cost-effectively. The Company's products span server platforms, direct attached storage devices, SANs, NAS devices and external storage arrays. These products bring Host I/O technology, including SCSI, RAID and Serial ATA solutions, to storage applications. The Company is also investing in Serial Attached SCSI technology. In fiscal 2004, the Company expanded its solution set to include external storage arrays. The Company recently delivered to market iSCSI-to-Serial ATA and Fibre channel-to-Serial ATA external storage arrays to deliver cost-effective storage options for various applications.

        DSG provides high-performance I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs sold to consumers and small and midsize businesses.

        SNG provides storage connectivity and data-transfer solutions for servers, storage devices, fabric switches and NAS devices. The Company offers iSCSI ASICs and HBAs, which leverage existing Ethernet connections to deploy SANs cost-effectively. Also, the Company recently announced availability of its TCP/IP offload network accelerator card to deliver high levels of CPU utilization for faster data transfer. The Company continues to work with major OEM customers on testing and integration of its iSCSI and TOE products.

        Unallocated corporate income and expenses includes restructuring charges, other charges, interest and certain other income and interest expense.

        Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment income (loss) and other represents income (loss) before income taxes.

	SSG	DSG	SNG	Other	Total
	(in thousands)
Fiscal 2004:
Net revenues	$403,590	$43,375	$5,943	$—	$452,908
Segment income (loss)	81,178	(4,043)	(43,733)	(3,468)	29,934
Fiscal 2003:
Net revenues	$343,869	$54,081	$10,163	$—	$408,113
Segment income (loss)	50,372	(6,313)	(61,547)	(206)	(17,694)
Fiscal 2002:
Net revenues	$341,876	$64,160	$12,713	$—	$418,749
Segment income (loss)	(74,930)	4,047	(124,342)	6,065	(189,160)

        The following table presents the details of unallocated corporate income and expenses for fiscal years 2004, 2003 and 2002:

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Unallocated corporate expenses, net	$(927)	$(2,825)	$3,133
Restructuring charges	(4,313)	(14,289)	(9,965)
Other charges	(5,977)	(528)	(8,600)
Interest and other income	17,173	33,858	34,884
Interest expense	(9,424)	(16,422)	(13,387)

Total	$(3,468)	$(206)	$6,065

        The Company is in the process of reorganizing its internal organization structure related to its SSG and SNG segments. Whereas historically the Company's SSG and SNG segments each offered distinct products across its entire customer base, the new organization structure will offer its customers its entire suite of end-to-end solutions. The Company believes that reorganizing its business in this customer-focused manner will enable it to concentrate on addressing the specific business needs of its customers and better coordinate product planning. The Company will begin to report its financial information based upon this new structure for the first quarter of fiscal 2005.

Geographic Information

        The following table presents net revenues by countries based on the location of the selling entities:

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
United States	$158,881	$186,210	$194,008
Singapore	239,644	221,847	224,705
Other countries	54,383	56	36

Total	$452,908	$408,113	$418,749

        The following table presents net property and equipment by countries based on the location of the assets:

	March 31,
	2004	2003
	(in thousands)
United States	$40,518	$62,462
Singapore	15,064	15,542
Other countries	2,853	1,312

Total	$58,435	$79,316

Significant Customer Information

        One customer accounted for 12% of gross accounts receivable at March 31, 2004 and March 31, 2003. In fiscal 2004, IBM and Dell accounted for 18% and 10% of total net revenues, respectively. In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of total net revenues, respectively. In fiscal 2002, Dell and Ingram Micro accounted for 15% and 11%, respectively, of total net revenues.

Note 22. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Interest paid	$9,810	$17,478	$12,377
Income taxes paid	1,430	1,424	6,214
Income tax refund received	23,405	354	17,514
Non-cash investing and financial activities:
Deferred stock-based compensation	—	—	28,376
Adjustment for deferred stock-based compensation	(1,323)	(2,417)	(412)
Common stock issued for acquisitions	1,582	—	68,891
Unrealized gain (loss) on available-for-sale securities	(1,709)	1,151	(1,472)
Software licenses financed (Note 19)	—	6,057	—

Note 23. Comparative Quarterly Financial Data (unaudited)

        The following table summarized the Company's quarterly financial data:

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2004:
Net revenues	$107,293	$109,192	$115,143	$121,280	$452,908
Gross profit	45,814	46,397	46,568	49,929	188,708
Net income (loss)	40,802	261	(3,013)	24,857	62,907
Net income (loss) per share:
Basic	$0.38	$0.00	$(0.03)	$0.23	$0.58
Diluted	$0.33	$0.00	$(0.03)	$0.22	$0.54
Shares used in computing net (income) loss per share:
Basic	107,956	108,411	108,858	109,400	108,656
Diluted	127,901	110,219	108,858	116,270	124,001
Fiscal 2003:
Net revenues	$107,846	$85,709	$108,964	$105,594	$408,113
Gross profit	60,506	46,149	47,992	50,263	204,910
Net income (loss)	2,554	(10,820)	(3,455)	(3,705)	(15,426)
Net income (loss) per share:
Basic	$0.02	$(0.10)	$(0.03)	$(0.03)	$(0.14)
Diluted	$0.02	$(0.10)	$(0.03)	$(0.03)	$(0.14)
Shares used in computing net income (loss) Per share:
Basic	105,979	106,550	107,059	107,498	106,772
Diluted	108,175	106,550	107,059	107,498	106,772

        In the first quarter of fiscal 2004, the Company purchased Eurologic and ICP vortex (Note 3) and recorded a gain of $49.3 million related to the settlement with the former president of DPT (Note 10). The Company implemented restructuring plans in the second quarter of fiscal 2004, third quarter of fiscal 2004, fourth quarter fiscal 2004, second quarter of fiscal 2003 and fourth quarter of fiscal 2003. In the fourth quarter of fiscal 2004, the Company purchased Elipsan and recorded a reduction in the deferred tax asset valuation allowance of $21.6 million, recorded a reduction of previously accrued tax related liabilities of $6.3 million and recorded a $5.0 million charge for impairment of properties classified as assets held for sale as the carrying amount exceeded its estimated fair value less cost to sell (Note 13). These transactions affect the comparability of this data.

Note 24. Glossary

        The following is a list of business related acronyms that are contained within this Annual Report on Form 10-K. They are listed in alphabetical order.

  •
  ASIC: Application Specific Integrated Circuit

  •
  ATA: Advanced Technology Attachment

  •
  CD: Compact Discs

  •
  CD-ROM: CD-Read Only Memory

  •
  CD-RW: CD-Read Write

  •
  DSG: Desktop Solutions Group

  •
  DVD: Digital Versatile Discs

  •
  DVD-ROM: DVD-Read Only Memory

  •
  EPS: Earnings Per Share

  •
  ESPP: Employee Stock Purchase Plan

  •
  FC/IP: Fibre Channel to Internet Protocol

  •
  HBA: Host Bus Adapters

  •
  IC: Integrated Circuit

  •
  I/O: Input/Output

  •
  IP: Internet Protocol

  •
  IPR&D: In-Process Research and Development

  •
  IRS: Internal Revenue Service

  •
  IPsec: IP Security Protocol

  •
  iSCSI: Internet Protocol SCSI

  •
  IT: Information Technology

  •
  LAN: Local Area Network

  •
  MPEG: Moving Picture Experts Group

  •
  NAC: Network Accelerator Card

  •
  NAS: Network Attached Storage

  •
  NIC: Network Interface Card

  •
  ODM: Original Design Manufacturers

  •
  OEM: Original Equipment Manufacturer

  •
  PC: Personal Computer

  •
  PCI: Peripheral Component Interconnect

  •
  RAID: Redundant Array of Independent Disks

  •
  SAN: Storage Area Networks

  •
  SCG: Strategic Customer Group

  •
  SCSI: Small Computer System Interface

  •
  Serial ATA: Serial Advanced Technology Attachment

  •
  SMI-S: Storage Management Initiative Specification

  •
  SNG: Storage Networking Group

  •
  SSG: Storage Solutions Group

  •
  TCP/IP: Transmission Control Protocol/Internet Protocol

  •
  TOE: TCP/IP Offload Engine

  •
  TSA: Tax Sharing Agreement

  •
  Ultra DMA: Ultra Direct Memory Access

  •
  USB: Universal Serial Bus

  •
  VAR: Value Added Reseller

  •
  VHS: Video Home System

        The following is a list of accounting rules and regulations and related regulatory bodies referred to within this Annual Report on Form 10-K. They are listed in alphabetical order.

  •
  APB: Accounting Principles Board

  •
  APB Opinion No. 25—Accounting for Stock Issued to Employees

  •
  APB Opinion No. 30—Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions

  •
  ARB: Accounting Research Bulletin

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

  •
  EITF No. 00-19—Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock

  •
  EITF No. 01-09—Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)

  •
  EITF No. 03-01—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

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
  SFAS No. 95—Statement of Cash Flows

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

  •
  SOP: Statement of Position

  •
  SOP No. 97-2—Software Revenue Recognition

  •
  SOP No. 98-9—Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Adaptec, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 6 of the consolidated financial statements, as of April 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
June 10, 2004

INDEX TO EXHIBITS

Exhibit Number		Description	Notes
2.01		First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	13
2.02		General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.03		Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.04		Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.05		Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	13
2.06		Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.07		Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.08		Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.09		Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.10		International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	13
2.11		Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	13
2.12		Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	14
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	5
3.02		Bylaws of Registrant, as amended on June 3, 2004.
4.01		Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	17
4.02		Form of 3% Convertible Subordinated Note.	17
4.03		Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	17
4.04		Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	17
4.05		Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	16
4.06		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	20
4.07		Form of 3/4% Convertible Senior Subordinated Note.	21
4.08		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	22
4.09		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	23
10.01	†	Registrant's Savings and Retirement Plan.	1
10.02	†	Amendment to the Registrant's Savings and Retirement Plan.
10.03	†	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	3

10.04	†	1986 Employee Stock Purchase Plan (amended and restated June 1998 and August 2000).	12
10.05	†	1990 Stock Plan, as amended.	14
10.06	†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	2
10.07	†	1999 Stock Plan.	14
10.08	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	14
10.09	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	3
10.10	†	2000 Director Option Plan and Form of Agreement.	11
10.11		Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.12	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	9
10.13		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.14	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	6
10.15	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	7
10.16	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	8
10.17	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	17
10.18	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	5
10.19		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	4
10.20		Amendment to the Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.
10.21		License Agreement between International Business Machines Corporation and the Registrant.	7
10.22		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	18
10.23		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	18
10.24	*	Dell supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	19
21.01		Subsidiaries of Registrant.
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

(2)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

(3)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

(12)
Incorporated by reference to Exhibits 99.(D)1, 99.(D)2 and 99.(D)3 to the Registrant's Tender Offer Statement on Schedule to filed on May 22, 2001.

(13)
Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(14)
Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2001.

(15)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(16)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 12, 2002.

(17)
Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 3, 2002.

(18)
Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

(19)
Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed January 24, 2003.

(20)
Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(21)
Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(22)
Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(23)
Incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of said form.

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

QuickLinks

Table of Contents
FORWARD LOOKING STATEMENTS
PART I
RISK FACTORS
PART II
PART III
PART IV
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002
SIGNATURES
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ADAPTEC, INC. CONSOLIDATED BALANCE SHEETS
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ADAPTEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDEX TO EXHIBITS