Form 10-Q
period 2004-06-30
ADAPTEC INC
filed 2004-08-09
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or
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

Yes ☒    No ☐

        The number of shares outstanding of Adaptec's common stock as of July 30, 2004 was 109,956,172.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net revenues	$115,502	$107,293
Cost of revenues	65,134	61,479

Gross profit	50,368	45,814

Operating expenses:
Research and development	25,388	26,181
Selling, marketing and administrative	18,936	20,483
Amortization of acquisition-related intangible assets	2,929	4,824
Write-off of acquired in-process technology	3,000	3,649
Restructuring charges	819	348

Total operating expenses	51,072	55,485

Loss from operations	(704)	(9,671)
Interest and other income	1,843	56,461
Interest expense	(1,122)	(3,198)

Income from operations before provision for income taxes	17	43,592
Provision for income taxes	7	2,790

Net income	$10	$40,802

Net income per share:
Basic	$0.00	$0.38
Diluted	$0.00	$0.33
Shares used in computing net income per share:
Basic	109,840	107,956
Diluted	111,536	127,901

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	March 31, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$157,793	$119,113
Marketable securities	459,158	544,741
Restricted cash and marketable securities	2,808	2,815
Accounts receivable, net	59,844	51,562
Inventories	55,011	48,888
Deferred income taxes	57,766	55,678
Prepaid expenses	13,894	14,761
Other current assets	16,416	20,031

Total current assets	822,690	857,589
Property and equipment, net	57,440	58,435
Restricted marketable securities, less current portion	5,400	6,346
Goodwill	86,831	68,492
Other intangible assets, net	71,090	48,902
Other long-term assets	11,291	11,340

Total assets	$1,054,742	$1,051,104

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,077	$35,969
Accrued liabilities	104,096	106,392

Total current liabilities	147,173	142,361
3/4% Convertible Senior Notes	225,000	225,000
3% Convertible Subordinated Notes	35,190	35,190
Other long-term liabilities	3,434	3,662
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	110	110
Additional paid-in capital	154,657	153,174
Deferred stock-based compensation	(1,904)	(2,713)
Accumulated other comprehensive income (loss), net of taxes	(248)	3,000
Retained earnings	491,330	491,320

Total stockholders' equity	643,945	644,891

Total liabilities and stockholders' equity	$1,054,742	$1,051,104

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Cash Flows From Operating Activities:
Net income	$10	$40,802
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges	109	—
Write-off of acquired in-process technology	3,000	3,649
Stock-based compensation	805	1,271
Loss on extinguishment of debt	—	790
Non-cash portion of DPT settlement gain	—	(18,256)
Depreciation and amortization	10,342	12,550
Deferred income taxes	(25)	(2,435)
Other non-cash items	—	204
Changes in assets and liabilities (net of acquired businesses):	(6,060)	(408)

Net Cash Provided by Operating Activities	$8,181	$38,167

Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net of cash acquired	(47,475)	(29,945)
Maturities of restricted marketable securities	844	—
Purchases of property and equipment	(2,216)	(1,017)
Purchases of marketable securities	(128,644)	(244,663)
Sales of marketable securities	181,700	237,983
Maturities of marketable securities	25,990	19,700

Net Cash Provided by (Used for) Investing Activities	30,199	(17,942)

Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	—	(83,010)
Proceeds from issuance of common stock	439	251
Installment payment on acquisition of software licenses	—	(1,211)

Net Cash Provided by (Used for) Financing Activities	439	(83,970)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	(139)	(49)

Net Increase (Decrease) in Cash and Cash Equivalents	38,680	(63,794)
Cash and Cash Equivalents at Beginning of Period	119,113	149,373

Cash and Cash Equivalents at End of Period	$157,793	$85,579

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004, which was filed with the SEC on June 14, 2004. The first quarters of fiscal 2005 and fiscal 2004 ended July 2, 2004 and June 27, 2003, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first quarter of fiscal 2005 are not necessarily indicative of the results to be expected for the entire fiscal year. In the first quarter of fiscal 2005, the Company reorganized its reportable segments, which are described more fully in Note 14.

        The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q are listed in alphabetical order in Note 17.

2. Recent Accounting Pronouncements

        In July 2004, the EITF reached a tentative conclusion on EITF 04-08, which may require the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when the market price contingency has not been met. The effect of EITF 04-08 would increase the weighted average shares outstanding by approximately 19,224,000 (related to the Company's 3/4% Convertible Senior Notes ("3/4% Notes") issued in December 2003) in calculating the Company's diluted earnings per share calculation, if dilutive. EITF 04-08 would require retroactive adjustment to historically reported diluted earnings per share for the fourth quarter of fiscal 2004 and subsequent periods. The Task Force's tentative conclusion will not be finalized until it is ratified by the FASB, which is expected to be in September 2004.

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

3. Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic-value-based method, which is in accordance with APB Opinion No. 25 as interpreted by FIN 44 and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's ESPP, collectively called "options" for all periods presented:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net income, as reported	$10	$40,802
Add: Deferred stock-based compensation expense included in reported net income	805	1,124
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(3,497)	(6,891)

Pro forma net income (loss)	$(2,682)	$35,035

Basic net income (loss) per share:
As reported	$0.00	$0.38
Pro forma	$(0.02)	$0.32
Diluted net income (loss) per share:
As reported	$0.00	$0.33
Pro forma	$(0.02)	$0.29

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

        The fair value of options granted in the first quarters of fiscal 2005 and 2004, as reported, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
Employees' Stock Option Plans
Expected life (in years)	3	3
Risk-free interest rate	3.0%	1.7%
Expected volatility	58%	66%
Dividend yield	—	—

4. Business Acquisitions

        IBM i/p Series RAID:    On June 29, 2004, the Company completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets and licensed from IBM related RAID intellectual property (the "IBM i/p Series RAID" business). The licensing agreement grants the Company the right to use IBM's RAID technology and embedded Power PC technology for the Company's internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

        The total purchase price is estimated at $49.0 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transactions costs of $0.4 million. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company's common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. As this transaction was completed at the end of the first quarter of fiscal 2005, it did not affect the Company's revenue or expenses, other than the write-off of in-process technology of $3.0 million, which is discussed further below. The IBM i/p Series RAID business is being included in the Company's BU1 segment.

        The Company also entered into a service agreement for IBM to provide certain research and development services and to provide access to its semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $9.9 million and is payable in quarterly installments; however, the agreement can be cancelled by the Company in any quarter.

        The IBM i/p Series RAID business is being accounted for as a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired summarized below

(in thousands). The allocation was based on an independent appraisal and management's estimates of fair value.

Net tangible assets acquired	$635
Acquired in-process technology	3,000
Goodwill	18,415
Other intangible assets:
Supply agreement	7,600
Patents and core technology	18,700
Foundry agreement	600

26,900

Net assets acquired (Purchase Price)	$48,950

        The values allocated to the supply agreement, patents and core technology and foundry agreement are being amortized over an estimated useful life of 3 to 5 years. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of the IBM i/p Series RAID business, is approximately 5 years. No residual value has been estimated for the intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

        In-process Technology:    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. A write-off for in-process technology of $3.0 million was made in the first quarter of fiscal 2005 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code. The value for the identifiable intangible was determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

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

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2010 and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

        Gross Margin.    Projected gross margins were based on IBM i/p Series RAID's historical business margins, which were in line with industry averages.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of IBM's overall i/p Series RAID business model, an assessment of specific product results, including both historical and expected direct expense levels and general industry metrics, was conducted.

        Research and Development Expenses.    Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 5% of net revenues for the in-process RAID and firmware code technologies throughout the estimation period. No maintenance expense was estimated for designing semiconductors and related boards.

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

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows was between 23% and 28% for each of the projects.

        Percentage of Completion.    The percentage of completion of the acquired projects was determined using costs incurred by IBM prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 50% complete. The Company expects to incur remaining costs of approximately $17.1 million to bring the planned in-process projects to completion. The Company expects the in-process projects to be complete and to begin generating revenues in the fourth quarter of fiscal 2005 through the first quarter of fiscal 2007.

        Eurologic:    On April 2, 2003, the Company completed the acquisition of Eurologic Systems Group Limited ("Eurologic"), a provider of external and networked storage solutions. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of the Company's common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57%-81%; a risk-free interest rate ranging from 1.1%-2.5%; and an estimated life ranging from 0.08-4 years. As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities. The Company also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments will be made to the former stockholders of Eurologic. Eurologic's goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, BU1 and BU2.

        In-process Technology:    As part of the Eurologic purchase agreement, $3.6 million was allocated to acquired in-process technology and written off in the first quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed for such technology. The Company acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increased performance while reducing the storage controller form factor. The value was determined by estimating the net cash flows from the products once commercially viable and discounting the estimated net cash flows to their present value. The percentage of completion of the acquired projects was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 60% complete. All projects outstanding as of the acquisition date were completed as of March 31, 2004.

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2004, the Company finalized its plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to the Company's manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations were completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. The Company recorded a liability of $3.3 million in fiscal 2004 for these activities. As of June 30, 2004, the Company utilized approximately $3.0 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $0.3 million will be paid out by the third quarter of fiscal 2006.

        The activity in the accrued restructuring reserve related to the acquisition-related restructuring plan was as follows for the first quarter of fiscal 2005:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Eurologic Acquisition-Related Restructuring Plan:
Restructuring Provision:
Severance and benefits	$2,813	$—	$2,813
Accrued lease costs	—	297	297

Total	2,813	297	3,110
Adjustments	169	85	254
Cash paid	(2,607)	(141)	(2,748)
Non-cash charges	—	(26)	(26)

Reserve balance at March 31, 2004	375	215	590
Cash paid	(252)	(45)	(297)

Reserve balance at June 30, 2004	$123	$170	$293

        ICP Vortex:    On June 5, 2003, the Company completed the acquisition of ICP vortex Computersysteme GmbH ("ICP vortex"). ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The final purchase price was $14.5 million in cash, which includes $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex's goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, BU1 and BU2.

        During the first quarter of fiscal 2005, the Company finalized its plans to integrate the ICP vortex operations. The integration plan included the involuntary termination of 19 employees, the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. In fiscal 2004, the Company recorded a liability of $0.4 million for severance and benefits and recorded an adjustment of $0.1 million in the first quarter of fiscal 2005 as its plans were finalized. This restructuring plan was completed in the first quarter of fiscal 2005 as the Company utilized approximately $0.3 million of these charges as of June 30, 2004.

        Elipsan:    On February 13, 2004, the Company completed the acquisition of Elipsan Limited ("Elipsan"), a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable the Company to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. The total purchase price was $19.2 million in cash to acquire Elipsan, which includes $0.5 million in transaction fees, consisting of legal, valuation and accounting fees. In the first quarter of fiscal 2005, adjustments were made to both goodwill and the acquisition costs. Elipsan's goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, BU1 and BU2.

        In-process Technology:    As part of the Elipsan purchase agreement, $4.0 million was allocated to acquired in-process technology and written off in the fourth quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs. The value for the identifiable intangible was determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

        The percentage of completion of the acquired projects was determined using costs incurred by Elipsan prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date, the projects were approximately 28% complete. The Company expects remaining costs of approximately $0.1 million to bring the planned in-process projects to completion.

        Acquisition-Related Restructuring:    In connection with the acquisition, the Company initiated a plan to integrate the Elipsan operations. The plan includes the integration of certain duplicative resources. The Company established a preliminary plan in the fourth quarter of fiscal 2004 and accordingly, recorded $0.8 million related to both severance and benefits in connection with the involuntary termination of two employees on March 31, 2004 and other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. Any changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of June 30, 2004, the Company had made payments of approximately $25,000 under the plan.

        Pro Forma Results:    The following unaudited pro forma financial information for the first quarter of fiscal 2005, presents the combined results of the Company and the IBM i/p Series RAID business, ICP vortex and Elipsan, as if the acquisitions had occurred at the beginning of the periods presented. Eurologic was not included in the calculation as the results of Eurologic have been included in the Company's financial statements from April 2, 2003. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for purchased in-process technology were excluded as these items were non-recurring. The pro forma financial results for the first quarters of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Net revenues	$121,509	$124,171
Net income (loss)	(2,431)	35,795
Net income (loss) per share:
Basic	$(0.02)	$0.33
Diluted	$(0.02)	$0.29

5. Balance Sheets Details

  Inventories:

	June 30, 2004	March 31, 2004
	(in thousands)
Raw materials	$18,830	$16,244
Work-in-process	6,466	6,210
Finished goods	29,715	26,434

Total	$55,011	$48,888

  Accrued Liabilities:

	June 30, 2004	March 31, 2004
	(in thousands)
Tax related	$64,992	$65,812
Acquisition related	7,761	8,200
Accrued compensation and related taxes	21,257	19,336
Other	10,086	13,044

Total	$104,096	$106,392

6. Goodwill and Other Intangible Assets

  Goodwill:

        Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill for the first quarter of fiscal 2005 was as follows:

	SSG	SNG	BU1	BU2	Total
	(in thousands)
Balance at March 31, 2004	$22,825	$45,667	$—	$—	$68,492
Reallocation as of April 1, 2004 (See Note 14)	(22,825)	(45,667)	27,398	41,094	—
Goodwill acquired (See Note 4)	—	—	18,415	—	18,415
Goodwill adjustments	—	—	(43)	(33)	(76)

Balance at June 30, 2004	$—	$—	$45,769	$41,062	$86,831

        The goodwill reallocation shown in the table above relates to the reorganization of certain of the Company's reportable segments discussed in Note 14. The goodwill formerly included in the SSG and SNG segments was allocated between BU1 and BU2 based on a relative fair value approach using an independent appraisal and management estimates of fair value of the two segments. No impairment was recorded as a result of the change in segments. In the first quarter of fiscal 2005, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for ICP vortex and Elipsan.

  Other Intangible Assets:

	June 30, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents and core technology	$93,630	$(53,085)	$74,930	$(50,898)
Supply agreement	7,600	—	—	—
Covenants-not-to-compete	4,818	(4,503)	4,818	(4,095)
Customer relationships	1,290	(389)	1,290	(308)
Trade name	2,306	(1,216)	2,306	(963)
Foundry agreement	600	—	—	—
Backlog and royalties	455	(455)	455	(455)

Subtotal	110,699	(59,648)	83,799	(56,719)
Intellectual property assets	43,892	(23,853)	43,892	(22,070)

Total	$154,591	$(83,501)	$127,691	$(78,789)

        Amortization of other intangible assets was $4.7 million and $6.6 million in the first quarters of fiscal 2005 and 2004, respectively.

        The annual amortization expense of the other intangible assets that existed as of June 30, 2004 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2005 (remaining nine months)	$12,426	$5,222
2006	13,217	6,670
2007	10,434	6,316
2008	7,319	1,831
2009 and thereafter	7,655	—

Total	$51,051	$20,039

7. Interest and Other Income

        The components of interest and other income for the first quarters of fiscal 2005 and 2004, were as follows:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Interest income	$2,726	$6,574
Gain on settlement with former president of DPT	—	49,256
Payment of license fee with NSE	(1,250)	—
Loss on redemption of debt	—	(790)
Foreign currency transaction gains	44	695
Other	323	726

Total	$1,843	$56,461

        In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE's claims that some of the Company's products infringed certain patents. The license and release agreement expressly excludes any sales of products made by Eurologic prior to the Company's April 2003 acquisition. However, the Company has an option, exercisable no later than September 30, 2004, to secure a license and release with respect to such sales by payment to NSE of a royalty fee. If the Company elects to exercise its option, it may be required to make additional payments for a license and release agreement if the Eurologic acquisition Holdback is not sufficient to cover such claims or cannot be used for such purposes.

        In December 1999, the Company purchased Distributed Processing Technology Corporation ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount"), from former DPT stockholders, for unknown liabilities that may have existed as of the acquisition date. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. This caused the Company to file court proceedings against Steven Goldman, the principal shareholder and former president of DPT alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

        In the first quarter of fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Convertible Subordinated Notes ("4 3/4% Notes") for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). The loss on extinguishment of debt has been included in "Interest and other income" in the Company's Unaudited Condensed Consolidated Statements of Operations.

8. Restructuring Charges

        The Company recorded restructuring charges of $0.8 million and $0.4 million for the first quarters of fiscal 2005 and 2004, respectively. The new restructuring plan is discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2004, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. There were no provision adjustments to prior period restructuring plans in the first quarter of fiscal 2005.

        First Quarter of Fiscal 2005 Restructuring Plan:    In the first quarter of fiscal 2005, the Company initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, to be completed in the first half of fiscal 2005. The Company recorded a restructuring charge of $0.8 million related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. The Company expects to incur approximately $1.4 million in additional charges for this restructuring plan associated with severance and benefits for employees primarily in the area of research and development. The Company anticipates substantially completing these activities in the second quarter of fiscal 2005. The Company did not record a liability in the first quarter of fiscal 2005 associated with the additional charges as it did not meet the recognition criteria discussed in SFAS No. 146. Restructuring charges are not allocated to segments but rather managed at the corporate level.

        The activity in the accrued restructuring reserves related to all of the plans was as follows for the first quarter of fiscal 2005:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2004	$987	$1,773	$2,760
FY 2005 Restructuring Plan	279	540	819
Cash paid	(680)	(253)	(933)
Non-cash charges	—	(109)	(109)

Reserve balance at June 30, 2004	$586	$1,951	$2,537

        The Company anticipates that the remaining restructuring reserve balance of $2.5 million, which primarily relates to longer term lease obligations, will be substantially paid out by the first quarter of fiscal 2009. The remaining restructuring reserve balance is reflected both in "Accrued liabilities" and "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheet.

9. Net Income Per Share

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

        A reconciliation of the numerator and denominator of the basic and diluted net income per share computations are as follows:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands, except per share amounts)
Numerators:
Net income	$10	$40,802
Adjustment for interest expense on 3% Convertible Subordinated Notes ("3% Notes") and 4 3/4% Notes, net of taxes	—	1,862

Adjusted net income	$10	$42,664

Denominators:
Weighted average shares outstanding—basic	109,840	107,956
Effect of dilutive securities:
Employee stock options	1,696	1,969
3% Notes	—	16,327
4 3/4% Notes	—	1,649

Weighted average shares and potentially dilutive common shares outstanding—diluted	111,536	127,901

Net income per share:
Basic	$0.00	$0.38
Diluted	$0.00	$0.33

        Certain potential common shares were excluded from the diluted computation for first quarters of fiscal 2005 and 2004 because their inclusion would have been anti-dilutive. The items excluded for the first quarters of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Outstanding employee stock options	14,812	15,114
Warrants(2)	19,374	1,310
3% Notes	2,298	—
3/4% Notes(1)(2)	19,224	—

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

10. Comprehensive Income (Loss)

        The Company's comprehensive income (loss), which consisted of net income and the changes in net unrealized gains (losses) on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Net income	$10	$40,802
Net unrealized losses on marketable securities, net of taxes	(3,094)	(1,148)
Foreign currency translation adjustment, net of taxes	(154)	(49)

Comprehensive income (loss)	$(3,238)	$39,605

        The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	June 30, 2004	March 31, 2003
	(in thousands)
Unrealized gains (losses) on marketable securities, net of tax provision (benefit) of $(605) at June 30, 2004 and $1,443 at March 31, 2004	$(908)	$2,186
Foreign currency translation, net of tax provision of $440 at June 30, 2004 and $543 at March 31, 2004	660	814

Total	$(248)	$3,000

11. Income Taxes

        Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. In the first quarter of fiscal 2005, the Company recorded an income tax provision of $7,000 on pre-tax income of $17,000. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40% primarily due to certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior year's tax disputes. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company's tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for the first quarter of 2004 differed from the combined United States Federal and state statutory rate of 40% primarily due to the gain on settlement with the former president of DPT of $49.3 million which is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income.

12. Commitments and Contingencies

        On June 27, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax returns for fiscal 1994 to 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the United States Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. The outcome did not have a material adverse effect on the Company's financial position or results of operations, as sufficient tax provisions had been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

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

        The Company is a party to other litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

13. Guarantees

  Intellectual Property Indemnification Obligations

        The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying financial statements with respect to these indemnification guarantees.

  Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in the first quarter fiscal 2005. The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations that it assumed in conjunction with its acquisition of DPT. The Company recorded $0.4 million of warranty costs in the third quarter of fiscal 2004 associated with these claims.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Balance at beginning of period	$1,598	$1,343
Warranties assumed	—	120
Warranties provided	1,708	890
Actual costs incurred	(1,493)	(924)

Balance at end of period	$1,813	$1,429

14. Segment Reporting

        In the first quarter of fiscal 2005, the Company reorganized its internal organization structure to operate in three reportable segments: BU1, BU2 and DSG. Whereas historically the Company's SSG and SNG segment each offered distinct products across its entire customer base, the new BU1 and BU2 segments offers an integrated set of products to customers that are specific to the segment. The Company believes that reorganizing its business in a customer-focused manner will enable it to concentrate on addressing the specific business needs of its customers and better coordinate product planning. A description of the types of customers or products and services provided by each reportable segment, as of April 1, 2004, were as follows:

  •
  BU1 includes high-volume OEM customers, which tend to have longer design cycles and integration processes and large, established customer bases. The Company generally sells a large number and wide variety of its products to these customers.

  •
  BU2 includes the distribution channel customers and VARs that buy a wide variety of products. It also includes all other OEM customers that are primarily focused on specific markets (for example, imaging and back-up) and generally purchase only storage system products.

  •
  DSG provides high-performance I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs sold to consumers and small and midsize businesses.

        Summarized financial information on the Company's reportable segments, under the new organizational structure, is shown in the following table. The segment financial data for the first quarter of fiscal 2004 has been restated to reflect this change. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated corporate income and expenses, which are in the "Other" category, include restructuring charges, other charges, interest and other income, interest expense, substantially all administrative, research and development expenses and certain selling and marketing expenses. There were no inter-segment revenues for the periods shown below. The Company does not separately track tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the first quarters of fiscal 2005 and 2004:

	BU1	BU2	DSG	Other	Total
	(in thousands)
Three-Month Period Ended June 30, 2004:
Net revenues	$53,188	$51,710	$10,604	$—	$115,502
Segment income (loss)	12,024	19,413	2,244	(33,664)	17
Three-Month Period Ended June 30, 2003:
Net revenues	$50,119	$45,264	$11,910	$—	$107,293
Segment income	12,221	11,541	96	19,734	43,592

        The following table presents the details of unallocated corporate income and expenses for the first quarters of fiscal 2005 and 2004:

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Unallocated corporate expenses, net	$(33,566)	$(33,181)
Restructuring charges	(819)	(348)
Interest and other income	1,843	56,461
Interest expense	(1,122)	(3,198)

Total	$(33,664)	$19,734

        Subsequent to first quarter of fiscal 2005 and in response to the Company's acquisition of Snap Appliance, Inc. ("Snap Appliance"), the organizational structure was refined, including the addition of Snap Appliance to the BU2 segment. The Company will report this segment structure in the second quarter of fiscal 2005 to correspond to the acquisition of Snap Appliance.

15. Supplemental Disclosure of Cash Flows

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Non-cash investing and financial activities:
Deferred stock-based compensation	$—	$1,582
Adjustment for deferred stock-based compensation	4	556
Unrealized gain (loss) on available-for-sale securities	(3,094)	(1,148)

16. Subsequent Events

        On July 23, 2004, the Company acquired Snap Appliance, a provider of NAS solutions, for approximately $84.5 million, including cash and assumed stock options. This amount consists of approximately $77.5 million in cash and expenses and approximately $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. In addition, the Company expects to pay approximately $13.0 million in cash compensation to former employees of Snap Appliance over the next eight quarters. This transaction enables the Company to expand in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN solutions from the workgroup to the data center. Snap Appliance will be integrated into the Company's BU2 segment. The acquisition will be accounted for as a purchase in the second quarter of fiscal 2005 in accordance with SFAS No. 141.

17. Glossary

        The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  •
  ATA: Advanced Technology Attachment

  •
  BU1: Business Unit 1

  •
  BU2: Business Unit 2

  •
  DAS: Direct-Attached Storage

  •
  DSG: Desktop Solutions Group

  •
  ESPP: Employee Stock Purchase Plan

  •
  IC: Integrated Circuit

  •
  I/O: Input/Output

  •
  IP: Internet Protocol

  •
  IRS: Internal Revenue Service

  •
  IPsec: IP Security Protocol

  •
  iSCSI: Internet Protocol SCSI

  •
  NAS: Network Attached Storage

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

  •
  EITF No. 95-3—Recognition of Liabilities in Connection with Purchase Business Combinations

  •
  EITF No. 03-01—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

  •
  EITF No. 04-08—Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share

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
  SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities

  •
  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-Q includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2004.

        For your convenience, we have included, in Note 17 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1) key acronyms commonly used in our industry that are used in this Quarterly Report and (2) accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

        Our critical accounting policies have not changed from our year ended March 31, 2004. For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended March 31, 2004.

Results of Operations

Overview

        In the first quarter of fiscal 2005, our revenues grew 8% as compared to the first quarter of fiscal 2004 as a result of substantial growth in sales of our systems products and, to a lesser extent, from a slight increase in sales of our component products. Gross margins improved slightly in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to improvement in margins for our systems products. Operating expenses declined in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, primarily as a result of our efforts to manage and control costs.

        We have continued in our efforts to grow our business and expand our product offerings by entering into strategic alliances and making selective acquisitions.

  •
  On June 29, 2004, we extended our strategic relationship with IBM to encompass RAID technology for IBM's entire eServer product line. We completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets and licensed from IBM related RAID intellectual property. This acquisition enables us to use IBM's eServer RAID technology for our internal and external RAID products. Additionally, it allows us to use IBM's technology to extend the features and performance of our RAID products to be delivered to both IBM and other customers. In conjunction with the acquisition, we also entered into a product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. These agreements build upon our existing relationship with IBM that focused on data protection for IBM's xSeries servers. We expect to start recognizing revenue and expenses from this transaction in the second quarter of fiscal 2005.

  •
  Subsequent to the end of our first fiscal quarter, we acquired Snap Appliance, Inc., or Snap Appliance, a provider of network-attached storage solutions. We believe that the acquisition of Snap Appliance, a well-recognized brand in network storage, will allow us to expand our external-storage product portfolio by including network storage systems and build upon our systems channel business.

        In the first quarter of fiscal 2005, we reorganized our internal structure related to our SSG and SNG segments. Whereas historically our SSG and SNG segments each offered distinct products across our entire customer base, the new BU1 and BU2 segments offer an integrated set of products to customers that are specific to the segment. BU1 will work with our high-volume OEM customers, which tend to have longer design cycles and integration processes and large, established customer bases. We generally sell a large number and wide variety of our products to these customers. BU2 includes our distribution channel customers and VARs that buy a wide variety of our products. It also includes all other OEM customers, which tend to be primarily focused on specific markets (for example, imaging and back-up) and generally purchase only storage system products. We believe that reorganizing our business in this customer-focused manner will enable us to better concentrate on addressing the specific business needs of our customers and better coordinate product planning.

        Our growth and future revenues remains largely dependent on the success of our external and networked storage solutions and, to a lesser extent, on our products addressing new technologies (i.e., Serial Attached SCSI, Serial ATA and iSCSI).

        The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended
	June 30, 2004(2)	June 30, 2003(2)
Net revenues	100%	100%
Cost of revenues(1)	56	57

Gross margin	44	43

Operating expenses:
Research and development(1)	22	24
Selling, marketing and administrative(1)	16	19
Amortization of acquisition-related intangible assets	3	5
Write-off of acquired in-process technology	3	3
Restructuring charges	1	0

Total operating expenses	45	51

Loss from operations	(1)	(8)
Interest and other income(1)	2	52
Interest expense	(1)	(3)

Income from operations before provision for income taxes	0	41
Provision for income taxes	0	3

Net income	0%	38%

(1)
Prior period financial statements have been reclassified to conform to current period presentation.

(2)
In the first quarter of fiscal 2005, we purchased the IBM i/p Series RAID component business line (Note 4), made a payment of $1.3 million included in "Interest and other income" in the Unaudited Condensed Consolidated Statements to Nevada SCSI Enterprises, Inc., or NSE, in the form of a license fee (Note 7) and implemented a restructuring plan to consolidate certain development and administrative functions in the United States and Europe, to be completed in the first half of fiscal 2005 (Note 8). In the first quarter of fiscal 2004, we purchased Eurologic Systems Group Limited, or Eurologic, and ICP vortex Computersysteme GmbH, or ICP vortex (Note 4) and recorded a gain of $49.3 million included in "Interest and other income" in the Unaudited Condensed Consolidated Statements of Operations related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT (Note 7). These transactions affect the comparability of this data.

  Net Revenues.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
BU1	$53.2	$50.1	6%
BU2	51.7	45.3	14%
DSG	10.6	11.9	(11)%

Total Net Revenues	115.5	107.3	8%

        Net revenues from our BU1 segment increased by $3.1 million, or 6%, in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily due to growth in our systems products, which primarily consist of products from our Eurologic acquisition. We expect revenues from our BU1 segment to increase in the future as a result of our acquisition of the IBM i/p Series RAID business.

        Net revenues from our BU2 segment increased by $6.4 million, or 14%, in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily as a result of component products, which included products based on the next generation Serial ATA technology that launched in the first quarter of fiscal 2004 and a full quarter of revenue earned from our acquisition of ICP vortex in June 2004. We expect our revenues from our BU2 segment to increase in the future as a result of our acquisition of Snap Appliance, which primarily relates to our channel business.

        Net revenues from our DSG segment decreased by $1.3 million, or 11%, in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to a decline in sales volumes of our SCSI-based desktop computer solutions and products based on our I/O technology, offset partially by increased sales of digital media products. We expect revenues from our SCSI-based desktop computer solutions to continue to decline.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
Geographical Revenues:
North America	40%	46%
Europe	31%	30%
Pacific Rim	29%	24%

Total Geographical Revenues	100%	100%

        Our international revenues grew as a percentage of our total gross revenues in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily as a result of increased sales of our systems products, which are sold in the Pacific Rim.

        A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the first quarter of fiscal 2005, IBM, Dell and Synnex accounted for 16%, 12% and 12% of our total net revenues, respectively. In the first quarter of fiscal 2004, IBM, Dell and Hewlett-Packard accounted for 15%, 11% and 10% of our total net revenues, respectively. We expect IBM to represent an even larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business.

  Gross Margin.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Gross Profit	$50.4	$45.8	10%
Gross Margin	44%	43%

        Our gross margin was 44% in the first quarter of fiscal 2005 compared to 43% in the first quarter of fiscal 2004. The improvement in gross margin was primarily due to improvement in margins in our systems products due to the completion of our manufacturing integration and consolidation of the operations of Eurologic and ICP vortex to our manufacturing facility in Singapore in the fourth quarter of fiscal 2004, resulting in cost and utilization improvements. Gross margin increases were partially offset by changes in our product mix from higher margin to lower margin products.

  Research and Development Expense.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Research and Development	$25.4	$26.2	(3)%

        The decrease in research and development expense in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was primarily a result of decreased deferred compensation charges, decreased infrastructure spending and reduced headcount. Deferred compensation charges, which represented the vesting of restricted stock, unvested cash and assumed stock options in connection with our Platys acquisition, decreased by $0.5 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The decreased infrastructure spending and reduced headcount was a result of restructuring programs implemented in fiscal 2004. However, these savings were partially offset by additional development expenses as a result of our acquisition of ICP vortex and Elipsan Limited, or Elipsan.

        We continue to invest in significant levels of research and development in order to enhance technological investments in our solutions. Our investment in research and development primarily focuses on developing new products for the external storage, IP storage, server storage and networking markets. A portion of our research and development expense fluctuates depending on the timing of major project costs such as tape-outs and IC turns. We expect to invest more than $5 million in additional research and development expense in fiscal 2005 to support an expanded relationship we entered into in the fourth quarter of fiscal 2004 with a leading OEM with respect to our systems' products. We also expect our research and development expense to increase in the future as a result of our acquisition of the IBM i/p Series RAID business and Snap Appliance. We invest in research and development of new technologies, including iSCSI, Serial ATA and Serial Attached SCSI.

  Selling, Marketing and Administrative Expense.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$18.9	$20.5	(8)%

        The decrease in selling, marketing and administrative expense in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was primarily a result of decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal 2004 and the integration and consolidation of Eurologic operations, which was completed in the fourth quarter of fiscal 2004. Deferred compensation charges, which represented the vesting of assumed stock options, also decreased by $0.1 million in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

        As our selling, marketing and administrative expense consist primarily of salaries, including commissions, our selling, marketing and administrative expense may fluctuate based on changes to our revenue levels. We will continue to focus on controlling our selling, marketing and administrative spending in a way that allows our revenues to rise faster than our expenses.

  Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$2.9	$4.8	(39)%

        Acquisition-related intangible assets include patents, core technology, covenants-not-to-compete, supply agreement, foundry agreement, customer relationships, trade name, backlog and royalties. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to five years.

        The decrease in amortization of acquisition-related intangible assets in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 related to acquisition-related intangible assets that became fully amortized in December 2003 associated with our DPT acquisition. This was partially offset by the amortization of $0.6 million of purchased intangible assets related to the acquisition of Elipsan in February 2004. However, with the acquisition of the IBM i/p Series RAID business and Snap Appliance, our amortization of acquisition-related intangible assets will increase in the second quarter of fiscal 2005.

  Write-off of Acquired In-Process Technology.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
	(in millions)
IBM i/p Series RAID	$3.0	$—
Eurologic	—	3.6

        Projects that qualify as acquired in-process technology represent those in which technological feasibility had not been established and no alternative future uses existed. The amounts allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry.

        IBM i/p Series RAID:    The amount allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry. We recorded a write-off for in-process technology of $3.0 million in the first quarter of fiscal 2005 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code. The value for the identifiable intangible assets was determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

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

        Net Revenues.    The estimated net revenues were based on management's projections of the projects. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total net revenues from the projects were expected to grow through fiscal 2010 and decline thereafter as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors.

        Gross Margin.    Projected gross margins were based on IBM i/p Series RAID's historical business margins, which were in line with industry averages.

        Operating Expenses.    Estimated operating expenses used in the valuation analysis included research and development expenses and selling, marketing and administrative expenses. In developing future expense estimates and evaluation of IBM's overall i/p Series RAID business model, an assessment of specific product results, including both historical and expected direct expense levels and general industry metrics, was conducted.

        Research and Development Expenses.    Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance research and development expense was 5% of net revenues for the in-process RAID and firmware code technologies throughout the estimation period. No maintenance expense was estimated for designing semiconductors and related boards.

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

        Discount Rate.    The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows was between 23% and 28% for each of the projects.

        Percentage of Completion.    The percentage of completion of the acquired projects was determined using costs incurred by IBM prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 50% complete. We expect to incur remaining costs of approximately $17.1 million to bring the planned in-process projects to completion. We expect the in-process projects to be complete and to begin generating revenues in the fourth quarter of fiscal 2005 through the first quarter of fiscal 2007.

        Eurologic:    As part of the Eurologic purchase agreement, $3.6 million was allocated to acquired in-process technology and written off in the first quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed for such technology. We acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increased performance while reducing the storage controller form factor. The value was determined by estimating the net cash flows from the products once commercially viable and discounting the estimated net cash flows to their present value. The percentage of completion of the acquired projects was determined using costs incurred by Eurologic prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 60% complete. All projects outstanding as of the acquisition date were completed as of March 31, 2004.

  Restructuring Charges.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$0.8	$0.4	135%

        We recorded restructuring charges of $0.8 million and $0.4 million for the first quarters of fiscal 2005 and 2004, respectively. The new restructuring plan is discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2004, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2004. There were no provision adjustments to prior period restructuring plans in the first quarter of fiscal 2005.

        First Quarter of Fiscal 2005 Restructuring Plan:    In the first quarter of fiscal 2005, we initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, to be completed in the first half of fiscal 2005. We recorded a restructuring charge of $0.8 million related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. We expect to incur approximately $1.4 million in additional charges for this restructuring plan of approximately $1.4 million associated with severance and benefits for employees primarily in the area of research and development. We anticipate substantially completing these activities in the second quarter of fiscal 2005. We did not record a liability in the first quarter of fiscal 2005 associated with the additional charges as it did not meet the recognition criteria discussed in SFAS No. 146. Restructuring charges are not allocated to segments but rather managed at the corporate level.

        As a result of our first quarter of fiscal 2005 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $5 million, of which approximately 78% and 22% will be reflected as a reduction in research and development expense and selling, marketing and administrative expense, respectively.

  Interest and Other Income.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$2.7	$6.6	(59)%
Gain on settlement with former president of DPT	—	49.3	(100)%
Payment of license fee with NSE	(1.3)	—	100%
Loss on redemption of debt	—	(0.8)	(100)%
Other	0.4	1.4	(74)%

Total Interest and Other Income	1.8	56.5	(97)%

        Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, losses from the redemption of our 4 3/4% Subordinated

Convertible Notes, or 4 3/4% Notes, fluctuations in foreign currency gains or losses and sublease income received from third parties.

        The decrease in interest and other income in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was primarily due to a gain of $49.3 million in relation to a settlement with the former president of DPT, lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances received on our investments, realized losses on our cash, cash equivalents and marketable securities and a loss of $0.8 million on the redemption of $82.4 million in principal amount of our 4 3/4% Notes. In the first quarter of fiscal 2005, interest and other income also included a payment of $1.3 million to NSE as a one-time fully paid-up license fee, primarily for historical products that incorporated certain technology. For further discussion on the settlement with former president of DPT and NSE, please refer to Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements.

  Interest Expense.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Interest Expense	$(1.1)	$(3.2)	(65)%

        Interest expense is primarily associated with our 3/4% Convertible Senior Notes, or 3/4% Notes, and 3% Convertible Subordinated Notes, or 3% Notes, issued in December 2003 and March 2002, respectively. The decrease in interest expense for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes and 4 3/4% Notes, partially offset by interest expense related to our 3/4% Notes issued in December 2003. Based upon our lower interest rates on our $260.2 million in principal amount of debt obligations outstanding at June 30, 2004 as compared with $250.0 million in principal amount of debt obligations outstanding at June 30, 2003, we expect interest expense to decrease in future periods.

  Income Taxes.

	Three-Month Period Ended
	June 30, 2004	June 30, 2003	Percentage Change
	(in millions, except percentages)
Provision for Income Taxes	$0.007	$2.8	(100)%

        Our income tax provision was $0.007 million for the first quarter of fiscal 2005 compared to $2.8 million for the first quarter of fiscal 2004. Income tax provisions for interim periods are based on our estimated annual effective income tax rate. The tax rate for the first quarter of 2005 differed from the combined United States Federal and state statutory income tax rate of 40% primarily due to certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior year's tax disputes. We are in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for the first quarter of 2004 differed from the combined United States Federal and state statutory rate of 40% primarily due to the gain on settlement with the former president of DPT of $49.3 million which is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income.

Liquidity and Capital Resources

Key Components of Cash Flows

        Cash provided by operations was $8.2 million in the first quarter of fiscal 2005 as compared to $38.2 million in the first quarter of fiscal 2004 was primarily driven by a decrease in net income of $40.8 million. Operating cash for the first quarter of fiscal 2005 resulted primarily from the benefit of non-cash items included in operating results and the growth in accounts payable offset by the growth in accounts receivable and inventory. Non-cash items primarily consisted of depreciation and amortization of intangible assets and property and equipment of $10.3 million, write-off of acquired in process technology of $3.0 million and amortization of deferred stock-based compensation of $0.8 million. Operating cash for the first quarter of fiscal 2004 resulted primarily from our net income of $40.8 million, offset by non-cash items of $2.2 million and changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic and ICP vortex, of $0.4 million. Non-cash items primarily consisted of non-cash portion of the gain on settlement with the former president of DPT of $18.3 million, offset by depreciation and amortization of intangible assets and property and equipment of $12.6 million and write-off of acquired in process technology of $3.6 million.

        Days sales outstanding decreased to 48 at June 30, 2004 as compared to 49 at June 30, 2003 due to improved cash collections. Annualized inventory turns decreased to 5.0 at June 30, 2004 as compared to 9.1 at June 30, 2003. Overall inventory levels were higher at the end of the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as we began manufacturing certain products that were previously outsourced to subcontractors.

        Cash provided by investing activities was $30.2 million in the first quarter of fiscal 2005, which was primarily due to net sales and maturities of restricted marketable securities and marketable securities of $79.9 million, offset by our use of $47.5 million of cash to acquire the IBM i/p Series RAID business. Cash used for investing activities of $17.9 million in the first quarter of fiscal 2004 primarily related to our acquisitions of Eurologic and ICP vortex of $29.9 million, offset by net sales and maturities of marketable securities of $13.0 million.

        Cash provided by financing activities was $0.4 million in the first quarter of fiscal 2005, which related to net proceeds received from our issuance of common stock in connection with stock option exercises. Cash used for financing activities of $84.0 million in the first quarter of fiscal 2004 was primarily driven by the repurchase of our 4 3/4% Notes for $83.0 million.

        Liquidity.    At June 30, 2004, we had $617.0 million in cash, cash equivalents and marketable securities of which approximately $447.7 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        On July 23, 2004, we acquired Snap Appliance for approximately $84.5 million, including cash and assumed stock options. This amount consists of approximately $77.5 million in cash and expenses and approximately $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. In addition, we expect to pay approximately $13.0 million in cash compensation to former employees of Snap Appliance over the next eight quarters. Substantially all of the cash used for the acquisition was paid from our United States parent company's cash balances.

        At June 30, 2004, we had $260.2 million of aggregate principal amount in convertible notes outstanding, consisting of $35.2 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our 3/4% Notes that are due in December 2023.

        We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and 3/4% Notes, respectively. As of June 30, 2004, we had $8.2 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $2.8 million was classified as short-term and $5.4 million was long-term.

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

        We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At June 30, 2004, the carrying value of such investments aggregated $3.2 million. We have also committed to provide additional funding of up to $0.7 million.

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

        As of June 30, 2004, we did not have any material changes to our contractual obligations, other than our acquisition of Snap Appliance, which is discussed above.

Recent Accounting Pronouncements

        In July 2004, the EITF reached a tentative conclusion on EITF 04-08, which may require the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, even when the market price contingency has not been met. The effect of EITF 04-08 would increase the weighted average shares outstanding by approximately 19,224,000 (related to our 3/4% Notes issued in December 2003) in calculating our diluted earnings per share calculation, if dilutive. EITF 04-08 would require retroactive adjustment to historically reported diluted earnings per share for the fourth quarter of fiscal 2004 and subsequent periods. The Task Force's tentative conclusion will not be finalized until it is ratified by the FASB, which is expected to be in September 2004.

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

Acquisitions

        Snap Appliance:    On July 23, 2004, we acquired Snap Appliance, a provider of NAS solutions, for approximately $84.5 million, including cash and assumed stock options. This amount consists of approximately $77.5 million in cash and expenses and approximately $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. In addition, we expect to pay approximately $13.0 million in cash compensation to former employees of Snap Appliance over the next eight quarters. This transaction enables us to expand in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN solutions from the workgroup to the data center. Snap Appliance will be integrated into our BU2 segment. The acquisition will be accounted for as a purchase in the second quarter of fiscal 2005 in accordance with SFAS No. 141.

        IBM i/p Series RAID:    On June 29, 2004, we completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets and licensed from IBM related RAID intellectual property. The licensing agreement grants us the right to use IBM's RAID technology and embedded Power PC technology for our internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, we also entered into a three-year exclusive product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. We also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to us for the term of the supply agreement at agreed upon rates.

        The total purchase price is estimated at $49.0 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transactions costs of $0.4 million. In connection with the acquisition, we issued to IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. As this transaction was completed at the end of the first quarter of fiscal 2005, it did not affect our revenue or expenses, other than our write-off of in-process technology of $3.0 million. The IBM i/p Series RAID business is being included in our BU1 segment.

        We also entered into a service agreement for IBM to provide certain research and development services and to provide access to its semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $9.9 million and is payable in quarterly installments; however, the agreement can be cancelled by us in any quarter.

        The IBM i/p Series RAID business is being accounted for a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired. The allocation was based on an independent appraisal and management's estimates of fair value. Approximately $3.0 million of the purchase price was allocated to acquired in-process technology and was written off in the first quarter of fiscal 2005. The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code.

        Eurologic:    On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57%-81%; a risk-free interest rate ranging from 1.1%-2.5%; and an estimated life ranging from 0.08-4 years. As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004 and will be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities. We also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments will be made to former stockholders of Eurologic. Eurologic's goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, BU1 and BU2.

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2004, we finalized our plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations were completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. We recorded a liability of $3.3 million in fiscal 2004 for these activities. As of June 30, 2004, we utilized approximately $3.0 million of these charges. We anticipate that the remaining restructuring reserve balance of $0.3 million will be paid out by the third quarter of fiscal 2006.

        ICP Vortex:    On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was an indirect wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The final purchase price was $14.5 million in cash, which includes $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex's goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, BU1 and BU2.

        During the first quarter of fiscal 2005, we finalized our plans to integrate the ICP vortex operations. The integration plan included the involuntary termination of 19 employees, the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. In fiscal 2004, we recorded a liability of $0.4 million for severance and benefits and recorded an adjustment of $0.1 million in the first quarter of fiscal 2005 as our plans were finalized. This restructuring plan was completed in the first quarter of fiscal 2005 as we utilized approximately $0.3 million of these charges as of June 30, 2004.

        Elipsan:    On February 13, 2004, we completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable us to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. The total purchase price was $19.2 million in cash to acquire Elipsan, which includes $0.5 million in transaction fees, consisting of legal, valuation and accounting fees. In the first quarter of fiscal 2005, adjustments were made to both goodwill and the acquisition costs. Elipsan's goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, BU1 and BU2.

        In-process Technology:    As part of the Elipsan purchase agreement, $4.0 million was allocated to acquired in-process technology and written off in the fourth quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs. The value for the identifiable intangible was determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

        The percentage of completion of the acquired projects was determined using costs incurred by Elipsan prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 28% complete. We expect remaining costs of approximately $0.1 million to bring the planned in-process projects to completion.

        Acquisition-Related Restructuring:    In connection with the acquisition, we initiated a plan to integrate the Elipsan operations. The plan includes the integration of certain duplicative resources. We established a preliminary plan in the fourth quarter of fiscal 2004 and accordingly, recorded $0.8 million related to both severance and benefits in connection with the involuntary termination of two employees on March 31, 2004 and other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of June 30, 2004, we had made payments of approximately $25,000 under the plan.

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

        Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in the first quarter of fiscal 2005, our operating results were materially affected by unusual charges, including the following:

  •
  Write-off of acquired in-process technology from the acquisition of the i/p Series RAID business from IBM

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

        Due to the factors summarized above, and the other risks described in this section, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In the event that our operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Our operating results may be adversely affected by the uncertain geopolitical environment and unfavorable economic and market conditions.

        Adverse economic conditions in some markets have contributed to the slowdown in the information technology industry and may continue to impact our business, resulting in:

  •
  Reduced demand for our products as a result of a decrease in capital spending by our customers;

  •
  Increased price competition for our products;

  •
  Increased risk of excess and obsolete inventories;

  •
  Excess facilities and manufacturing capacity; and

  •
  Higher overhead costs as a percentage of revenues.

        Political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the conditions do not improve in affected markets, or if conditions deteriorate further, our business, operating results and financial condition may be adversely affected. We do not expect the trend of lower capital spending among our customers to reverse itself in the near term.

        Demand for our products would likely be negatively affected if demand in the server and network storage markets declines. Our business or operating results would be adversely affected by a decline in demand for our products. For example, demand in the server market declined slightly in fiscal 2002 and fiscal 2003, which contributed to a decline in our net revenues. It is difficult to predict future server sales growth, if any. In addition, other technologies may replace the technologies used in our existing products and the acceptance of our products using new technologies in the market may not be widespread, which could adversely affect our revenues.

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

        We believe that developing products for the network storage marketplace will be an important component of our future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in February 2004, we acquired Elipsan, a network storage software provider and in April 2003, we acquired Eurologic, a provider of external and networked storage solutions. In August 2001, we acquired Platys, a development stage company with insignificant revenues, to enhance our technologies for the network storage market. The marketplace for advanced storage products is highly competitive. While we are focusing on solutions employing iSCSI technology for this market, other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance continues to be delayed. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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
  Fiber channel

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

  •
  Satisfy any growth in demand for our products;

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

        In the first quarter of fiscal 2005, we acquired the i/p Series RAID business from IBM, and in the second quarter of fiscal 2005, we acquired Snap Appliance, a provider of NAS solutions. In fiscal 2004, we acquired Elipsan, a network storage software provider, ICP vortex, a provider of a broad range of hardware and software RAID data protection solutions and Eurologic, a provider of external and networked storage solutions. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in fiscal 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        We derived approximately 43% of our gross revenues for the first quarter of fiscal 2005 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

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

        Historically, a small number of our customers has accounted for a significant portion of our revenues. During the first quarter of fiscal 2005 and first quarter of fiscal 2004, sales to the ten customers from which we received the greatest revenues accounted for approximately 72% and 70% of our total gross revenues, respectively. In addition, IBM represented 16% and 15% of our total net revenues in the first quarter of fiscal 2005 and first quarter of fiscal 2004, respectively, and Dell represented 12% and 11% of our total net revenues in the first quarter of fiscal 2005 and first quarter of fiscal 2004, respectively. We expect IBM to represent an even larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

We reorganized our business segments to be focused on customers and have planned significant system enhancements and improvements and these changes could adversely impact our business if not adequately managed and controlled.

        We reorganized our internal organization structure related to our SSG and SNG segments. Whereas historically our SSG and SNG segments each offered distinct products across our entire customer base, the new BU1 and BU2 will offer an integrated set of products to customers that are specific to the segment. The reorganization has placed demands on our management, operational and financial infrastructure. In addition, management is in the process of enhancing certain systems and processes, such as in the supply chain area. These system enhancements and improvements require expenditures and allocation of management resources. If these improvements are not implemented successfully, our ability to manage our new organization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.

        We have implemented several restructuring plans to reduce our operating costs, including in the first quarter of fiscal 2005, fiscal 2004 and fiscal 2003 and recorded related restructuring charges of $0.8 million, $4.3 million and $14.3 million in the first quarter of fiscal 2005, fiscal 2004 and 2003, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2004 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

        Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products will be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results. Additionally, we held $447.7 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at June 30, 2004. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we could incur additional income taxes at the combined United States Federal and state statutory rate of approximately 40% from the repatriation, which would negatively affect our results of operations and financial condition.

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

        We continue to hold minority interests in privately held venture funds. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investment in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

        There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

We have entered into an expanded relationship with a significant OEM and if we do not fulfill our responsibilities under this agreement, it could result in a loss of revenues.

        In the first quarter of fiscal 2004, we entered into an expanded relationship with a significant OEM customer to supply external storage products. We may encounter challenges in fulfilling our responsibilities under this expanded relationship such as, timely completion and introduction of product designs to meet the specifications of the OEM, quality of new products introduced, sales forecasting, material planning and inventory management to meet its demand forecast. If we are not successful in managing this relationship, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the year ended March 31, 2004. Our exposure to market risk has not changed materially since March 31, 2004.

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

        There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit Number	Description
Exhibit 10.01	Adaptec Incentive Plan
Exhibit 10.02	Ken Arola Termination Agreement
Exhibit 10.03	Base Agreement, dated as of March 24, 2002, by and between Adaptec, Inc. and International Business Machines Corporation.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

(b)
Reports on Form 8-K:

        During the first quarter ended June 30, 2004, we filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

        On July 2, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 to report that we will license and acquire certain RAID data-protection intellectual property, RAID products and expertise from International Business Machines Corporation to expand and enhance Adaptec RAID product offerings. Under the agreement, Adaptec will deliver RAID controllers to IBM for its eServer iSeries and pSeries servers.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR Marshall L. Mohr Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: August 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.01	Adaptec Incentive Plan
Exhibit 10.02	Ken Arola Termination Agreement
Exhibit 10.03	Base Agreement, dated as of March 24, 2002, by and between Adaptec, Inc. and International Business Machines Corporation.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
ADAPTEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
ADAPTEC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
ADAPTEC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
ADAPTEC, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX