Form 10-Q
period 2004-09-30
ADAPTEC INC
filed 2004-11-10
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
or
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

Yes ☒    No ☐

        The number of shares outstanding of Adaptec's common stock as of November 5, 2004 was 111,169,293.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands, except per share amounts)
Net revenues	$121,700	$109,192	$237,202	$216,485
Cost of revenues	68,274	62,795	133,408	124,274

Gross profit	53,426	46,397	103,794	92,211

Operating expenses:
Research and development	32,016	25,203	57,404	51,384
Selling, marketing and administrative	23,129	19,355	42,065	39,838
Amortization of acquisition-related intangible assets	5,181	4,713	8,110	9,537
Write-off of acquired in-process technology	2,200	—	5,200	3,649
Restructuring charges	1,928	1,478	2,747	1,826

Total operating expenses	64,454	50,749	115,526	106,234

Loss from operations	(11,028)	(4,352)	(11,732)	(14,023)
Interest and other income	3,659	4,661	5,502	61,122
Interest expense	(1,145)	(2,490)	(2,267)	(5,688)

Income (loss) before income taxes	(8,514)	(2,181)	(8,497)	41,411
Provision for (benefit from) income taxes	(451)	(2,442)	(444)	348

Net income (loss)	$(8,063)	$261	$(8,053)	$41,063

Net income (loss) per share:
Basic	$(0.07)	$0.00	$(0.07)	$0.38
Diluted	$(0.07)	$0.00	$(0.07)	$0.35
Shares used in computing net income (loss) per share:
Basic	110,312	108,411	110,076	108,183
Diluted	110,312	110,219	110,076	126,400

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	March 31, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$106,561	$119,113
Marketable securities	423,427	544,741
Restricted cash and marketable securities	2,289	2,815
Accounts receivable, net	76,954	51,562
Inventories	65,115	48,888
Deferred income taxes	57,673	55,678
Prepaid expenses	10,739	14,761
Other current assets	15,756	20,031

Total current assets	758,514	857,589
Property and equipment, net	60,044	58,435
Restricted marketable securities, less current portion	5,474	6,346
Goodwill	159,690	68,492
Other intangible assets, net	94,098	48,902
Other long-term assets	10,722	11,340

Total assets	$1,088,542	$1,051,104

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,850	$35,969
Accrued liabilities	125,349	106,392

Total current liabilities	174,199	142,361
3/4% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes	35,190	35,190
Other long-term liabilities	3,915	3,662
Deferred tax liabilities	9,631	—
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock	111	110
Additional paid-in capital	161,902	153,174
Deferred stock-based compensation	(4,586)	(2,713)
Accumulated other comprehensive income (loss), net of taxes	(87)	3,000
Retained earnings	483,267	491,320

Total stockholders' equity	640,607	644,891

Total liabilities and stockholders' equity	$1,088,542	$1,051,104

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six-Month Period Ended
	September 30, 2004	September 30, 2003
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(8,053)	$41,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring charges	109	66
Write-off of acquired in-process technology	5,200	3,649
Stock-based compensation	1,678	2,352
Non-cash effect of tax settlement	(4,068)	—
Loss on extinguishment of debt	—	790
Non-cash portion of DPT settlement gain	—	(18,256)
Depreciation and amortization	22,603	26,629
Deferred income taxes	31	(5,535)
Other non-cash items	104	465
Changes in operating assets and liabilities (net of acquired businesses)	(17,593)	6,358

Net Cash Provided by Operating Activities	$11	$57,581

Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	—	(159)
Purchases of businesses, net of cash acquired	(123,978)	(29,884)
Maturities of restricted marketable securities	1,369	3,750
Purchases of property and equipment	(7,229)	(3,093)
Purchases of marketable securities	(199,241)	(393,994)
Sales of marketable securities	270,274	350,740
Maturities of marketable securities	42,777	31,063

Net Cash Used for Investing Activities	(16,028)	(41,577)

Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	—	(83,010)
Proceeds from issuance of common stock	3,771	3,302
Installment payment on acquisition of software licenses	—	(2,422)

Net Cash Provided by (Used for) Financing Activities	3,771	(82,130)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	(306)	52

Net Decrease in Cash and Cash Equivalents	(12,552)	(66,074)
Cash and Cash Equivalents at Beginning of Period	119,113	149,373

Cash and Cash Equivalents at End of Period	$106,561	$83,299

See accompanying Notes to Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        In the opinion of management ,the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004, which were included in the Company's Current Report on Form 8-K, which was filed with the SEC on September 24, 2004. The second quarters of fiscal 2005 and 2004 ended October 1, 2004 and September 26, 2003, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the second quarter and first half of fiscal 2005 are not necessarily indicative of the results to be expected for the entire fiscal year. In the second quarter of fiscal 2005, the Company reorganized its reportable segments, which are described more fully in Note 16.

        The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 19.

2. Recent Accounting Pronouncements

        In September 2004, the EITF reached a consensus on EITF Issue 04-08, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EITF 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. There would have been no impact to basic and diluted earnings per share if EITF 04-08 had been applied by the Company during the second quarter and first half of fiscal 2005, as the Company was in a net loss position and the conversion would have been anti-dilutive related to the 3/4% Convertible Senior Subordinated Notes ("3/4% Notes") that were issued in December 2003.

        At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. On September 30, 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads.

3. Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic-value-based method, which is in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's ESPP, collectively called "options," for all periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$(8,063)	$261	$(8,053)	$41,063
Add: Deferred stock-based compensation expense included in reported net income (loss)	873	975	1,678	2,099
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(2,589)	(8,270)	(6,086)	(15,161)

Pro forma net income (loss)	$(9,779)	$(7,034)	$(12,461)	$28,001

Basic net income (loss) per share:
As reported	$(0.07)	$0.00	$(0.07)	$0.38
Pro forma	$(0.09)	$(0.06)	$(0.11)	$0.26
Diluted net income (loss) per share:
As reported	$(0.07)	$0.00	$(0.07)	$0.35
Pro forma	$(0.09)	$(0.06)	$(0.11)	$0.24

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

        The fair value of options granted in the second quarter and first half of fiscal 2005 and 2004, as reported, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Employee Stock Option Plans:
Expected life (in years)	3	2.3	3	2.4
Risk-free interest rates	2.9%	1.5%	2.9%	1.5%
Expected volatility	56%	64%	56%	64%
Dividend yield	—	—	—	—
ESPP:
Expected life (in years)	1.4	1.5	1.4	1.5
Risk-free interest rates	2.1%	1.5%	2.1%	1.5%
Expected volatility	50%	61%	50%	61%
Dividend yield	—	—	—	—

4. Business Acquisitions

        Snap Appliance:    On July 23, 2004, the Company completed the acquisition of Snap Appliance, Inc. ("Snap Appliance"), a provider of NAS solutions, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN solutions from the workgroup to the data center. The total purchase price was $84.4 million, consisting of $77.4 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. Snap Appliance has been integrated into the Company's Channel segment (Note 16).

        Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of the Company's common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested (the "Snap Unvested Options"). The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over their related vesting periods.

        The preliminary allocation of the Snap Appliance purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management's estimates of fair value. The allocation of the purchase price may be subject to change based on final estimates of fair value; however, such changes are not expected to be material.

Cash	$60
Accounts receivable	5,933
Inventory	3,316
Prepaid expenses	438
Property and equipment	1,379
Other long-term assets	163

Total assets acquired	11,289
Accounts payable	(4,254)
Current liabilities	(15,726)
Other long-term liabilities	(2,325)

Total liabilities assumed	(22,305)

Net tangible liabilities acquired	$(11,016)

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible liabilities acquired	$(11,016)
Acquired in-process technology	2,200
Deferred stock-based compensation	3,610
Deferred income tax liabilities	(11,640)
Goodwill	72,195
Other intangible assets:
Core and existing technologies	19,000
Trade name	10,100

29,100

Net assets acquired (Purchase Price)	$84,449

        The values allocated to the core and existing technologies and trade name created as a result of the acquisition of Snap Appliance are being amortized over an estimated weighted average useful life of 7 years. No residual value has been estimated for the intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

        In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which will be paid, contingent upon their employment with the Company, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations.

        Acquisition-Related Restructuring:    In the second quarter of fiscal 2005, the Company established a preliminary plan to integrate the Snap Appliance operations and, accordingly, recorded a liability of

$6.0 million related to integrating certain duplicative resources related to both severance and benefits in connection with the involuntary termination of 7 employees, exiting facilities and completing other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Snap Appliance. Any changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. No payments have been made as of September 30, 2004 related to this plan.

        IBM i/p Series RAID:    On June 29, 2004, the Company completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property (the "IBM i/p Series RAID" business). The licensing agreement grants the Company the right to use IBM's RAID technology and embedded Power PC technology for the Company's internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

        The total purchase price is estimated at $49.5 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transactions costs of $0.9 million. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company's common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is being included in the Company's OEM segment (Note 16).

        The Company also entered into a service agreement for IBM to provide certain research and development services and to provide access to IBM's semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $9.9 million and is payable in quarterly installments; however, the agreement can be cancelled by the Company in any quarter, which termination would relieve any obligations for the Company to make future quarterly installment payments to IBM.

        The IBM i/p Series RAID business was accounted for as a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired summarized below (in thousands). The allocation was based on management's estimates of fair value, which included an independent appraisal.

Net property and equipment	$635
Acquired in-process technology	3,000
Goodwill	18,915
Other intangible assets:
Supply agreement	7,600
Patents and core technology	18,700
Foundry agreement	600

26,900

Net assets acquired (Purchase Price)	$49,450

        The values allocated to the supply agreement, patents and core technology and foundry agreement are being amortized over estimated useful lives of 3 to 5 years. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of the IBM i/p Series RAID business, is approximately 5 years. No residual value has been estimated for the intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment.

        The Company recognized $5.2 million of revenue with no associated cost of sales in the second quarter of fiscal 2005 related to the IBM i/p Series RAID business as a result of the ongoing integration process. Future revenue and related cost of sales is expected to be recognized when the acquisition integration process is complete.

        Eurologic:    On April 2, 2003, the Company completed the acquisition of Eurologic Systems Group Limited ("Eurologic"), a provider of external and networked storage solutions. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of the Company's common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% to 81%; a risk-free interest rate ranging from 1.1% to 2.5%; and an estimated life ranging from 0.08 to 4 years. As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, was included in "Accrued liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004 and was to have been paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities. The Company has asserted a claim against the full amount of the Holdback for such unknown liabilities of which it became aware following the consummation of the transaction. The former Eurologic stockholders have disputed this claim. The Company also agreed to pay the stockholders of Eurologic contingent consideration of up to

$10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to the former stockholders of Eurologic. Eurologic's goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, OEM and Channel (Note 16).

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2004, the Company finalized its plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to the Company's manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. The Company recorded a liability of $3.3 million in fiscal 2004 for these activities. As of September 30, 2004, the Company utilized approximately $3.1 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $0.2 million will be paid out by the third quarter of fiscal 2006.

        ICP vortex:    On June 5, 2003, the Company completed the acquisition of ICP vortex Computersysteme GmbH ("ICP vortex"). ICP vortex was a wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The final purchase price was $14.5 million in cash, which includes $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex's goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, OEM and Channel (Note 16).

        During the first quarter of fiscal 2005, the Company finalized its plans to integrate the ICP vortex operations. The integration plan included the involuntary termination of 19 employees, the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. In fiscal 2004, the Company recorded a liability of $0.4 million for severance and benefits, of which $0.3 million of these charges were utilized and $0.1 million was recorded as a reduction to the restructuring liability with a corresponding decrease to goodwill in the first quarter of fiscal 2005.

        Elipsan:    On February 13, 2004, the Company completed the acquisition of Elipsan Limited ("Elipsan"), a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable the Company to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. The total purchase price was $19.4 million in cash to acquire Elipsan, which includes $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. In the first quarter of fiscal 2005, adjustments were made to both goodwill and the acquisition costs. Elipsan's goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, OEM and Channel (Note 16).

        Acquisition-Related Restructuring:    In connection with the acquisition, the Company initiated a plan to integrate the Elipsan operations. The plan included the integration of certain duplicative resources. The Company established a preliminary plan in the fourth quarter of fiscal 2004 and, accordingly, recorded $0.8 million related to both severance and benefits in connection with the involuntary termination of two employees on March 31, 2004 and other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. Any changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of September 30, 2004, the Company made payments of approximately $25,000 under the plan.

  In-process Technology

        As part of the purchase agreements of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, certain amounts of the purchase price were allocated to acquired in-process technology which were determined through established valuation techniques in the high-technology computer industry and written off in the second quarter of fiscal 2005, first quarter of fiscal 2005, first quarter of fiscal 2004 and fourth quarter of fiscal 2004, respectively, because technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the net cash flows and discounting the estimated net cash flows to their present values. A summary of the amounts written off were as follows:

Acquired
In-Process Technology
(in thousands)
Snap Appliance(1)	$2,200
IBM i/p Series RAID business(2)	3,000
Eurologic(3)	3,649
Elipsan(4)	4,000

(1)
The identified in-process projects were related to operating system enhancements and system functionality improvements.

(2)
The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code.

(3)
The Company acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage solutions. The identified projects focus on increasing performance while reducing the storage controller form factor.

(4)
The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs.

        The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling,

marketing and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management's projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan were expected to grow through fiscal 2009, fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

        The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates. The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The following discount rates were used in computing the present value of net cash flows for the acquired companies: approximately 24% for Snap Appliance, between 23% and 28% for the IBM i/p Series RAID business, approximately 27% for Eurologic and approximately 63% for Elipsan.

        The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date for Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition date for Eurologic were completed as of March 31, 2004. The Company expects remaining costs of approximately $0.6 million, $26.0 million and $0.1 million, related to Snap Appliance, the IBM i/p Series RAID business and Elipsan, respectively, to bring the planned in-process projects to completion.

        Pro Forma Results:    The following unaudited pro forma financial information for the second quarter and first half of fiscal 2005 and 2004, presents the combined results of the Company and Snap Appliance, the IBM i/p Series RAID business, ICP vortex and Elipsan, as if the acquisitions had occurred at the beginning of the periods presented. Eurologic was not included in the calculation as the results of Eurologic have been included in the Company's financial statements from April 2, 2003. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for purchased in-process technology were excluded as these items were non-recurring. The pro forma financial results for the second quarter and first half of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands, except per share amounts)
Net revenues	$122,716	$129,997	$251,383	$263,342
Net income (loss)	(9,441)	(4,792)	(15,401)	26,936
Net income (loss) per share:
Basic	$(0.09)	$(0.04)	$(0.14)	$0.25
Diluted	$(0.09)	$(0.04)	$(0.14)	$0.23

5. Balance Sheets Details

  Inventories:

	September 30, 2004	March 31, 2004
	(in thousands)
Raw materials	$22,107	$16,244
Work-in-process	9,935	6,210
Finished goods	33,073	26,434

Total	$65,115	$48,888

  Accrued Liabilities:

	September 30, 2004	March 31, 2004
	(in thousands)
Tax related	$71,027	$65,812
Acquisition related	13,928	8,200
Accrued compensation and related taxes	20,810	19,336
Other	19,584	13,044

Total	$125,349	$106,392

6. Goodwill and Other Intangible Assets

  Goodwill:

        Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill for the first half of fiscal 2005 was as follows:

	SSG	SNG	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2004	$22,825	$45,667	$—	$—	$68,492
Reallocation (See Note 16)	(22,825)	(45,667)	30,326	38,166	—
Goodwill acquired (See Note 4)	—	—	18,915	72,195	91,110
Goodwill adjustments	—	—	58	30	88

Balance at September 30, 2004	$—	$—	$49,299	$110,391	$159,690

        The goodwill reallocation shown in the table above relates to the reorganization of certain of the Company's reportable segments discussed in Note 16. The goodwill formerly included in the SSG and SNG segments was allocated between the OEM and Channel segments based on a relative fair value approach using an independent appraisal and management estimates of fair value of the two segments. No impairment was recorded as a result of the change in segments. In the first half of fiscal 2005, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for ICP vortex and Elipsan.

  Other Intangible Assets:

	September 30, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$112,630	$(56,943)	$74,930	$(50,898)
Supply agreement	7,600	(380)	—	—
Covenants-not-to-compete	4,818	(4,781)	4,818	(4,095)
Customer relationships	1,290	(469)	1,290	(308)
Trade name	12,406	(1,771)	2,306	(963)
Foundry agreement	600	(30)	—	—
Backlog and royalties	455	(455)	455	(455)

Subtotal	139,799	(64,829)	83,799	(56,719)
Intellectual property assets and warrants	44,868	(25,740)	43,892	(22,070)

Total	$184,667	$(90,569)	$127,691	$(78,789)

        In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with the agreement, the Company issued IBM a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $6.94 per share. The warrant has a term of five years from the date of issuance and was immediately exercisable. The warrant was valued at $1.0 million using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 4.0% and an estimated life of 5 years. The value of the warrant will be amortized against "Net revenues" over a two and a half year period reflecting the pattern in which the economic benefits of the assets are expected to be realized and is included as part of "Intellectual property assets and warrants" in the table above. Other intangible assets increased by approximately $57.0 million in the first half of fiscal 2005 as a result of the Company's acquisitions of Snap Appliance and the IBM i/p Series RAID business and the warrants issued to IBM.

        Amortization of other intangible assets was $7.1 million and $6.5 million in the second quarters of fiscal 2005 and 2004, respectively. Amortization of other intangible assets was $11.8 million and $13.1 million in the first half of fiscal 2005 and 2004, respectively.

        The annual amortization expense of the other intangible assets that existed as of September 30, 2004 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2005 (remaining six months)	$10,190	$3,636
2006	17,374	7,060
2007	14,591	6,641
2008	11,476	1,791
2009 and thereafter	21,339	—

Total	$74,970	$19,128

7. Lines of Credit

        In connection with the acquisition of Snap Appliance, the Company acquired an available revolving line of credit of up to $7.5 million that bears interest at the greater of prime rate or 4.25% per annum. At September 30, 2004, the Company had no borrowings against this line. Borrowings are collateralized by accounts receivable balances of Snap Appliance. Under the terms of the line of credit, all financial covenants are waived through October 31, 2004.

8. Stock Plans

2004 Equity Incentive Plan

        During the second quarter of fiscal 2005, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of our common stock plus shares reserved but not issued under the Company's 1999 Stock Option Plan and 2000 Nonstatutory Stock Option Plan. The 2004 Equity Incentive Plan provides for granting of nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Incentive stock options may also be granted to the Company's employees under the 2004 Equity Incentive Plan.

Snap Appliance Stock Option Plan

        In connection with the acquisition of Snap Appliance in the second quarter of fiscal 2005 (Note 4), outstanding stock options under the Snap Appliance Stock Option Plan were converted into options to purchase 1,232,489 shares of the Company's common stock. No further options may be granted under the Snap Appliance Stock Option Plan.

9. Interest and Other Income

        The components of interest and other income for the second quarter and first half of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)
Interest income	$3,034	$4,105	$5,760	$10,679
Gain on settlement with former president of DPT	—	—	—	49,256
Payment of license fee with NSE	—	—	(1,250)	—
Loss on redemption of debt	—	—	—	(790)
Foreign currency transaction gains	295	147	339	842
Other	330	409	653	1,135

Total	$3,659	$4,661	$5,502	$61,122

        In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE's claims that some of the Company's products infringed certain patents. The license and release agreement expressly excludes any sales of products made by Eurologic prior to the Company's April 2003 acquisition. However, the Company has an option, exercisable no later than November 15, 2004, to secure a license and release with respect to such sales by payment to NSE of a royalty fee. If the Company elects to exercise its option, it may be required to make additional payments for a license and release agreement if the Eurologic acquisition Holdback is not sufficient to cover such claims or cannot be used for such purposes.

        In December 1999, the Company purchased Distributed Processing Technology Corporation ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount") from former DPT stockholders for unknown liabilities that may have existed as of the acquisition date. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. This caused the Company to file court proceedings against Steven Goldman, the principal shareholder and former president of DPT alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

10. Restructuring Charges

        The Company recorded restructuring charges of $1.9 million and $1.5 million for the second quarter of fiscal 2005 and 2004, respectively. The Company recorded restructuring charges of $2.7 million and $1.8 million for the first half of fiscal 2005 and 2004, respectively. The new restructuring plans are discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2004, please refer to the Notes to Consolidated Financial Statements included in the Company's Current Report on Form 8-K filed on September 24, 2004.

        Second Quarter of Fiscal 2005 Restructuring Plan:    In the second quarter of fiscal 2005, the Company initiated certain actions to consolidate duplicative resources in connection with the acquisition of Snap Appliance, primarily in selling, marketing and administrative functions, and recorded a restructuring charge of $0.7 million. The expenses associated with this restructuring plan were included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations. The Company does not expect to incur any further charges in connection with this restructuring plan. Restructuring charges are not allocated to segments but rather managed at the corporate level. For the acquisition-related restructuring plan associated with the Snap Appliance acquisition, please see Note 4 for further details.

        First Quarter of Fiscal 2005 Restructuring Plan:    In the first quarter of fiscal 2005, the Company initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, which were completed in the first half of fiscal 2005. The Company recorded a restructuring charge of $0.8 million in the first quarter of fiscal 2005 related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. Additional charges of $1.4 million related to this plan associated with severance and benefits for employees primarily in the area of research and development were taken in the second quarter of fiscal 2005. Restructuring charges related to the first quarter restructuring plan total $2.2 million. The Company does not expect to incur any further charges in connection with this restructuring plan. Restructuring charges are not allocated to segments but rather managed at the corporate level.

        The activity in the accrued restructuring reserves related to all of the plans was as follows for the first half of fiscal 2005:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2004	$987	$1,773	$2,760
Q1'05 Restructuring Plan	1,657	540	2,197
Q2'05 Restructuring Plan	700	—	700
Provision adjustment	(150)	—	(150)
Cash paid	(2,038)	(554)	(2,592)
Non-cash charges	—	(109)	(109)

Reserve balance at September 30, 2004	$1,156	$1,650	$2,806

        The provision adjustment of $0.2 million relates to the fiscal 2004 restructuring plan, as severance and benefits were lower than originally anticipated. The Company anticipates that the remaining restructuring reserve balance of $2.8 million will be substantially paid out by the first quarter of fiscal 2009, primarily attributable to longer term lease obligations,. The remaining restructuring reserve balance is reflected both in "Accrued liabilities" and "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheet.

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

        A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations are as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands, except per share amounts)
Numerators:
Net income (loss)	$(8,063)	$261	$(8,053)	$41,063
Adjustment for interest expense on 3% Convertible Subordinated Notes ("3% Notes"), net of taxes	—	—	—	2,800

Adjusted net income (loss)	$(8,063)	$261	$(8,053)	$43,863

Denominators:
Weighted average shares outstanding—basic	110,312	108,411	110,076	108,183
Effect of dilutive securities:
Employee stock options	—	1,808	—	1,890
3% Notes	—	—	—	16,327

Weighted average shares and potentially dilutive common shares outstanding—diluted	110,312	110,219	110,076	126,400

Net income (loss) per share:
Basic	$(0.07)	$0.00	$(0.07)	$0.38
Diluted	$(0.07)	$0.00	$(0.07)	$0.35

        Diluted loss per share for the second quarter and first half of fiscal 2005 is based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation for second quarter and first half of fiscal 2004 because their inclusion would have been anti-dilutive. The items excluded for the second quarter and first half of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)
Outstanding employee stock options	15,094	14,508	14,725	14,798
Warrants(2)	19,874	1,310	19,874	1,310
4 3/4% Notes	—	—	—	810
3% Notes	2,298	16,327	2,298	—
3/4% Notes(1,2)	19,224	—	19,224	—

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

12. Comprehensive Income (Loss)

        The Company's comprehensive income (loss), which consisted of net income and the changes in net unrealized gains (losses) on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)
Net income (loss)	$(8,063)	$261	$(8,053)	$41,063
Net unrealized gains (losses) on marketable securities, net of taxes	60	1,085	(3,034)	(63)
Foreign currency translation adjustment, net of taxes	101	101	(53)	52

Comprehensive income (loss)	$(7,902)	$1,447	$(11,140)	$41,052

        The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	September 30, 2004	March 31, 2004
	(in thousands)
Unrealized gains (losses) on marketable securities, net of tax provision (benefit) of $(565) at September 30, 2004 and $1,443 at March 31, 2004	$(848)	$2,186
Foreign currency translation, net of tax provision of $507 at September 30, 2004 and $543 at March 31, 2004	761	814

Total	$(87)	$3,000

13. Income Taxes

        Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. In the second quarter and first half of fiscal 2005, the Company recorded an income tax benefit of $0.5 million and $0.4 million, respectively, on a pre-tax loss of $8.5 million. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40% partially due to certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and changes to the Company's tax reserves. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company's tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for second quarter and the first half of fiscal 2005 also differs from the combined United States Federal and state statutory income tax rate of 40% due to a benefit of $9.9 million from discrete events relating to the method and amount of settled controversies. As a result of the settlement, $4.1 million previously recorded as a tax provision has been reclassified as a reduction to additional paid-in capital, $1.8 million previously recorded as a tax provision has reversed, and a $4.0 million tax benefit associated with a refund claim has been recognized during the second quarter of fiscal 2005. The tax rate for the second quarter and first half of 2004 differed from the combined United States Federal and state statutory rate of 40% primarily due to the gain on settlement with the former president of DPT of $49.3 million which is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income.

14. Commitments and Contingencies

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

        On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on its financial position or results of operations, as the Company believes that it has meritorious defense against the asserted deficiencies and any proposed adjustments and that it has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

        In addition, the IRS is currently auditing the Company's Federal income tax returns for fiscal 1998 through fiscal 2001. The Company has settled all issues for fiscal 1998 and 1999 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back to fiscal 1998 and 1999. The fiscal 2000 and 2001 audit is ongoing. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

        The Company is a party to other litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected by the outcome of these actions.

15. Guarantees

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

  Letters of Credit

        In connection with the acquisition of Snap Appliance, at September 30, 2004, the Company maintained an irrevocable standby letter of credit for $500,000 with an approved financial institution under an office lease term, which guarantees its performance to the landlord. The letter of credit required under the lease may be decreased annually through the end of the lease term. As of September 30, 2004, the Company was not subject to any draw against the letter of credit.

  Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in the first half of fiscal 2005. The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations that it assumed in conjunction with its acquisition of DPT. The Company recorded $0.4 million of warranty costs in the third quarter of fiscal 2004 associated with these claims.

	Six-Month Period Ended
	September 30, 2004	September 30, 2003
	(in thousands)
Balance at beginning of period	$1,598	$1,343
Warranties assumed	—	120
Warranties provided	2,574	1,987
Actual costs incurred	(2,783)	(2,091)

Balance at end of period	$1,389	$1,359

16. Segment Reporting

        In the second quarter of fiscal 2005 and in response to the Snap Appliance acquisition in July 2004 (Note 4), the Company refined its internal organizational structure to operate in three reportable segments: OEM, Channel and DSG. Whereas historically the Company's former SSG and SNG segment each offered distinct products across its entire customer base, the new OEM and Channel segments offer an integrated set of products to customers that are specific to the segment. The Company believes that reorganizing its business in a customer-focused manner will enable it to concentrate on addressing the specific business needs of its customers and better coordinate product planning. A description of the types of customers or products and services provided by each reportable segment is as follows:

  •
  OEM includes all OEM customers to which the Company sells a wide variety of its products.

  •
  Channel includes the distribution channel customers and VARs that buy a wide variety of products.

  •
  DSG provides high-performance I/O connectivity and digital media solutions for personal computing platforms, including notebook and desktop PCs, sold to consumers and small and midsize businesses.

        Summarized financial information on the Company's reportable segments, under the new organizational structure, is shown in the following table. The segment financial data for the second quarter and first half of fiscal 2004 has been restated to reflect this change. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated corporate income and expenses, which are in the "Other" category, include restructuring charges, other charges, interest and other income, interest expense, substantially all administrative, research and development expenses and certain selling and marketing expenses. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the second quarter and first half of fiscal 2005 and 2004:

	OEM	Channel	DSG	Other	Total
	(in thousands)
Three-Month Period Ended September 30, 2004:
Net revenues	$75,560	$36,786	$9,354	$—	$121,700
Segment income (loss)	21,685	6,461	2,258	(38,918)	(8,514)
Three-Month Period Ended September 30, 2003:
Net revenues	$69,687	$29,895	$9,610	$—	$109,192
Segment income	18,228	10,833	(750)	(30,492)	(2,181)
Six-Month Period Ended September 30, 2004:
Net revenues	$142,625	$74,619	$19,958	$—	$237,202
Segment income (loss)	37,140	22,477	4,502	(72,616)	(8,497)
Six-Month Period Ended September 30, 2003:
Net revenues	$135,961	$59,004	$21,520	$—	$216,485
Segment income	32,364	20,459	(654)	(10,758)	41,411

        The following table presents the details of unallocated corporate income and expenses for the second quarter and first half of fiscal 2005 and 2004:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)
Unallocated corporate expenses, net	$(39,504)	$(31,185)	$(73,104)	$(64,366)
Restructuring charges	(1,928)	(1,478)	(2,747)	(1,826)
Interest and other income	3,659	4,661	5,502	61,122
Interest expense	(1,145)	(2,490)	(2,267)	(5,688)

Total	$(38,918)	$(30,492)	$(72,616)	$(10,758)

17. Supplemental Disclosure of Cash Flows

	Six-Month Period Ended
	September 30, 2004	September 30, 2003
	(in thousands)
Non-cash investing and financial activities:
Deferred stock-based compensation	$7,060	$1,582
Adjustment for deferred stock-based compensation	58	797
Unrealized loss on available-for-sale securities	(3,034)	(63)

18. Subsequent Events

        On October 29, 2004, the Company completed the sale of certain properties in Milpitas, California previously classified as held for sale. Net proceeds for the sale of the properties aggregated approximately $9.6 million which exceeded the Company's estimated fair value of $6.7 million. A gain on the sale will be recorded in the third quarter of fiscal 2005 approximating $2.9 million.

19. Glossary

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

  •
  APB: Accounting Principles Board

  •
  APB Opinion No. 25—Accounting for Stock Issued to Employees

  •
  EITF: Emerging Issues Task Force

  •
  EITF 95-3—Recognition of Liabilities in Connection with Purchase Business Combinations

  •
  EITF 03-01—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

  •
  EITF 04-08—Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share

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
  SFAS No. 142—Goodwill and Other Intangible Assets

  •
  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

        Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

        While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Current Report on Form 8-K filed on September 24, 2004. In the second quarter of fiscal 2005, we reorganized our reportable segments, which are described more fully in Note 16 to Notes to the Unaudited Condensed Consolidated Financial Statements.

        For your convenience, we have included, in Note 19 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1) key acronyms commonly used in our industry that are used in this Quarterly Report and (2) accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

        Our critical accounting policies have not changed from our year ended March 31, 2004. For a complete discussion of our critical accounting policies, please refer to our Current Report on Form 8-K filed on September 24, 2004.

Results of Operations

Overview

        In the second quarter of fiscal 2005, our revenues grew 11% as compared to the second quarter of fiscal 2004 primarily as a result of our recent acquisitions increasing both systems and component products sales and to a lesser extent new component technologies. Gross margins improved slightly in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 due to our component products. Operating expenses increased in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, primarily as a result of additional costs related to our acquisitions.

        We have continued in our efforts to grow our business and expand our product offerings by entering into strategic alliances and making selective acquisitions.

  •
  On June 29, 2004, we extended our strategic relationship with IBM to encompass RAID technology for IBM's entire eServer product line. We completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. This acquisition enables us to use IBM's eServer RAID technology for our internal and external RAID products. Additionally, it allows us to use IBM's technology to extend the features and performance of our RAID products to be delivered to both IBM and other customers. In conjunction with the acquisition, we also entered into a product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. These agreements build upon our existing relationship with IBM that focuses on data protection for IBM's xSeries servers. We began recognizing revenue and expenses from this transaction in the second quarter of fiscal 2005.

  •
  On July 23, 2004, we acquired Snap Appliance, Inc., or Snap Appliance, a provider of NAS solutions. The acquisition of Snap Appliance allows us to expand our external-storage product portfolio by including network storage systems and to build upon our systems channel business. Results for the second quarter of fiscal 2005 include the full operations of Snap Appliance subsequent to the acquisition.

        Our growth and future revenue remains largely dependent on the success of our external and networked storage solutions and, to a lesser extent, on our products addressing new technologies (i.e., Serial Attached SCSI, Serial ATA and iSCSI). We continue to invest in research and development to support key customer design wins for both component level and external storage related products. OEM design wins, channel acceptance of our products and overall profitability are key indicators management uses to evaluate the status of the business.

        The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004(2)	September 30, 2003(2)	September 30, 2004(3)	September 30, 2003(3)
Net revenues	100%	100%	100%	100%
Cost of revenues(1)	56	57	56	57

Gross margin	44	43	44	43

Operating expenses:
Research and development(1)	26	23	24	24
Selling, marketing and administrative(1)	19	18	18	18
Amortization of acquisition-related intangible assets	4	5	4	4
Write-off of acquired in-process technology	2	—	2	2
Restructuring charges	2	1	1	1
Other charges	—	—	—	—

Total operating expenses	53	47	49	49

Income (loss) from operations	(9)	(4)	(5)	(6)
Interest and other income(1)	3	4	2	28
Interest expense	(1)	(2)	(1)	(3)

Income (loss) before income taxes	(7)	(2)	(4)	19
Provision for (benefit from) income taxes	0	(2)	0	0

Net income (loss)	(7)%	0%	(4)%	19%

(1)
Prior period financial statements have been reclassified to conform to current period presentation.

(2)
In the second quarter of fiscal 2005, we purchased Snap Appliance (Note 4), implemented a restructuring plan (Note 10) and made acquisition related cash payments to former employees of Snap Appliance. In the second quarter of fiscal 2004, we implemented a restructuring plan to consolidate our research and development resources. These transactions affect the comparability of this data.

(3)
In the first half of fiscal 2005, we purchased Snap Appliance and the IBM i/p Series RAID component business line (Note 4), made a payment of $1.3 million to Nevada SCSI Enterprises, Inc., or NSE, in the form of a license fee (Note 9), implemented restructuring plans in the first quarter and second quarter of fiscal 2005 (Note 10) and made acquisition related cash payments to former employees of Snap Appliance. In the first half of fiscal 2004, we purchased Eurologic Systems Group Limited, or Eurologic, and ICP vortex Computersysteme GmbH, or ICP vortex (Note 4), implemented a restructuring plan to consolidate our research and development resources and recorded a gain of $49.3 million related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT (Note 9). These transactions affect the comparability of this data.

  Net Revenues.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
OEM	$75.5	$69.7	8%	$142.6	$136.0	5%
Channel	36.8	29.9	23%	74.6	59.0	26%
DSG	9.4	9.6	(3)%	20.0	21.5	(7)%

Total Net Revenues	121.7	109.2	11%	237.2	216.5	10%

        Net revenues from our OEM segment increased by $5.8 million and $6.6 million in the second quarter and first half of fiscal 2005, respectively, as compared to corresponding periods of fiscal 2004. The increase was primarily a result of our component products, which included revenue of $5.2 million from our acquisition of the IBM i/p Series RAID business and sales from products based on next generation Serial ATA technology that launched in the first quarter of fiscal 2004. This was partially offset by a decline in sales volumes of our SCSI products primarily attributable to the transition from our Ultra 160 to Ultra 320 products in which we have a lower market share.

        Net revenues from our Channel segment increased by $6.9 million and $15.6 million in the second quarter and first half of fiscal 2005, respectively, as compared to corresponding periods of fiscal 2004. This was primarily due to sales of our systems products, which included second quarter revenues of $3.1 million from our acquisition of Snap Appliance and increased sales of our existing external storage and components products.

        Net revenues from our DSG segment decreased by $0.2 million and $1.5 million in the second quarter and first half of fiscal 2005, respectively, as compared to corresponding periods of fiscal 2004. This was due to a decline in sales volumes of our SCSI-based desktop computer solutions and sales of digital media products, offset partially by increased sales of non-SCSI based connectivity products. We expect revenues from our SCSI-based desktop computer solutions to continue to decline as OEMs are incorporating connectively technologies directly into their products.

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Geographical Revenues:
North America	42%	41%	41%	44%
Europe	30%	30%	31%	30%
Pacific Rim	28%	29%	28%	26%

Total Geographical Revenues	100%	100%	100%	100%

        Our international revenues remained relatively flat as a percentage of our total gross revenues in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily as a result of increased sales in North America related to the acquisition of Snap Appliance offset by increased sales of our existing systems products in the Pacific Rim. Our international revenues grew as a percentage of our total gross revenues in the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily as a result of increased sales of our systems products in the Pacific Rim.

        A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. IBM and Dell accounted for 24% and 11% of our total net revenues, respectively, in the second quarter of fiscal 2005, and accounted for 19% and 12% of our total net revenues, respectively, in the second quarter of fiscal 2004. IBM, Dell and Synnex accounted for 20%, 12% and 10% of our total net revenues, respectively, in the first half of fiscal 2005, and accounted for 17%, 11% and 0% of our total net revenues, respectively, in the first half of fiscal 2004. We expect IBM to represent a larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business.

  Gross Margin.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Gross Profit	$53.4	$46.4	15%	$103.8	$92.2	13%
Gross Margin	44%	43%		44%	43%

        The improvement in gross margin in the second quarter and first half of fiscal 2005 compared to the corresponding periods of fiscal 2004 was primarily due to revenue earned of $5.2 million from our acquisition of the IBM i/p Series RAID business for which there were no associated costs. We expect gross margins to decline in future periods for products sold related to the IBM i/p Series RAID business as we complete the acquisition integration process and recognize both revenue and related costs. The improvement in gross margin was partially offset by changes in our product mix from higher margin to lower margin products.

  Research and Development Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Research and Development	$32.0	$25.2	27%	$57.4	$51.4	12%

        The increase in research and development expense in the second quarter and first half of fiscal 2005 compared to the corresponding periods of fiscal 2004 was primarily a result of increased headcount from the acquisitions of Snap Appliance and the IBM i/p Series RAID business and compensation of $0.8 million related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement. This was offset by decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2004 and the first quarter of fiscal 2005 and decreased deferred compensation charges of $0.5 million and $1.0 million in the second quarter and first half of fiscal 2005, respectively, compared to the corresponding periods of fiscal 2004. Deferred compensation charges represented the vesting of restricted stock, unvested cash and assumed stock options in connection with our Platys Communications, Inc., or Platys, acquisition and assumed stock options in connection with our Snap Appliance acquisition.

        Our investment in research and development primarily focuses on developing new products for the external storage, IP storage, server storage and networking markets. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs. We expect to invest more than $5 million in research and development in fiscal 2005 to support our expanded relationship with IBM with respect to our systems' products. We invest in research and development of new technologies, including iSCSI, Serial ATA and Serial Attached SCSI.

  Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$23.1	$19.4	20%	$42.1	$39.8	6%

        The increase in selling, marketing and administrative expense in the second quarter and first half of fiscal 2005 compared to the corresponding periods of fiscal 2004 was primarily a result of increased headcount from the acquisition of Snap Appliance, compensation of $2.1 million related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement and increased deferred compensation charges. This was partially offset by decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal 2004 and the first and second quarters of fiscal 2005, and the integration and consolidation of Eurologic's operations, which was completed in the fourth quarter of fiscal 2004. Deferred compensation charges represented the vesting of assumed stock options in connection with our Platys and Snap Appliance acquisitions and increased $0.2 million and $0.1 million in the second quarter and first half of fiscal 2005, respectively, compared to the corresponding periods of fiscal 2004.

        As our selling, marketing and administrative expense consist primarily of salaries, including commissions, our selling, marketing and administrative expense may fluctuate based on changes to our revenue levels. We will focus on controlling our selling, marketing and administrative spending in a way that allows our revenues to rise faster than our expenses.

  Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$5.2	$4.7	10%	$8.1	$9.5	(15)%

        Acquisition-related intangible assets include patents, core and existing technologies, covenants-not-to-compete, supply agreement, foundry agreement, customer relationships, trade name, backlog and royalties. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to seven years.

        The increase in amortization of acquisition-related intangible assets in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 is due to the amortization of $3.0 million of purchased intangible assets related to the acquisitions of Elipsan Limited, or Elipsan, in February 2004, the IBM i/p Series RAID business in June 2004 and Snap Appliance in July 2004. This was partially offset by acquisition-related intangible assets that became fully amortized in December 2003 associated with our DPT acquisition.

        The decrease in amortization of acquisition-related intangible assets in the first half of fiscal 2005 compared to the first half of fiscal 2004 is due to the acquisition-related intangible assets that become fully amortized in December 2003 associated with our DPT acquisition. This was partially offset by amortization of purchased intangible assets related to the acquisitions of Elipsan, the IBM i/p Series RAID business and Snap Appliance.

  Write-off of Acquired In-Process Technology.

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in millions)
Snap Appliance	$2.2	$—	$2.2	$—
IBM i/p Series RAID business	—	—	3.0	—
Eurologic	—	—	—	3.6

        Projects that qualify as acquired in-process technology represent those in which technological feasibility had not been established and no alternative future uses existed. The amounts allocated to acquired in-process technology was determined through established valuation techniques in the high-technology computer industry.

        The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. We believe the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management's projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan were expected to grow through fiscal 2009, fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

        The effective tax rate utilized in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates. The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The following discount rates were used in computing the present value of net cash flows from the acquired companies: approximately 24% for Snap Appliance, between 23% and 28% for the IBM i/p Series RAID business, approximately 27% for Eurologic and approximately 63% for Elipsan.

        The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date for Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition date for Eurologic were completed as of March 31, 2004. We expect remaining costs of approximately $0.6 million, $26.0 million and $0.1 million, related to Snap Appliance, the IBM i/p Series RAID business and Elipsan, respectively, to bring the planned in-process projects to completion.

  Restructuring Charges.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$1.9	$1.5	30%	$2.7	$1.8	50%

        The restructuring plans entered into in the first half of fiscal 2005 are discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2004, please refer to the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed on September 24, 2004.

        Second Quarter of Fiscal 2005 Restructuring Plan:    In the second quarter of fiscal 2005, we initiated certain actions to consolidate duplicative resources in connection with the acquisition of Snap Appliance, primarily in selling, marketing and administrative functions and recorded a restructuring charge of $0.7 million. The expenses associated with this restructuring plan are included in "Restructuring charges" in the Unaudited Consolidated Statements of Operations. We do not expect to incur any further charges in connection with this restructuring plan. Restructuring charges are not allocated to segments but rather managed at the corporate level. For the acquisition-related restructuring plan associated with the Snap Appliance acquisition, please see Note 4 for further details.

        As a result of our second quarter of fiscal 2005 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $2 million, of which approximately 19% and 81% will be reflected as a reduction in cost of revenues and selling, marketing and administrative expense, respectively.

        First Quarter of Fiscal 2005 Restructuring Plan:    In the first quarter of fiscal 2005, we initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, which were completed in the first half of fiscal 2005. We recorded a restructuring charge of $0.8 million in the first quarter of fiscal 2005 related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. Additional charges of $1.4 million related to this plan associated with severance and benefits for employees primarily in the area of research and development were taken in the second quarter of fiscal 2005. Restructuring charges related to the first quarter restructuring plan total $2.2 million. We do not expect to incur any further charges in connection with this restructuring plan. Restructuring charges are not allocated to segments but rather managed at the corporate level.

        As a result of our first quarter of fiscal 2005 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $5 million, of which approximately 78% and 22% will be reflected as a reduction in research and development expense and selling, marketing and administrative expense, respectively.

        Additionally, in the first half of fiscal 2005, we recorded a net reduction of $0.2 million to the fiscal 2004 restructuring plan as severance and benefits were lower than originally anticipated.

  Interest and Other Income.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$3.0	$4.1	(26)%	$5.8	$10.6	(46)%
Gain on settlement with former president of DPT	—	—	—	—	49.3	(100)%
Payment of license fee with NSE	—	—	—	(1.3)	—	100%
Loss on redemption of debt	—	—	—	—	(0.8)	(100)%
Other	0.7	0.6	12%	1.0	2.0	(50)%

Total Interest and Other Income	3.7	4.7	(22)%	5.5	61.1	(91)%

        Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, loss from the redemption of our 4 3/4% Subordinated Convertible Notes, or 4 3/4% Notes, fluctuations in foreign currency gains or losses and lease income received from third parties.

        The decrease in interest and other income in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances, slightly offset by increased interest rates. The decrease in interest and other income in the first half of fiscal 2005 compared to the first half of fiscal 2004 was primarily due to a gain recorded in the first half of fiscal 2004 of $49.3 million in relation to a settlement with the former president of DPT, lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances, realized losses on our cash, cash equivalents and marketable securities, a one-time fully paid-up license fee of $1.3 million to NSE, which was recorded in the first half of fiscal 2005, primarily for historical products that incorporated certain technology, and a loss of $0.8 million on the redemption of $82.4 million in principal amount of our 4 3/4% Notes. For further discussion on the settlement with former president of DPT and NSE, please refer to Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements.

  Interest Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Interest Expense	$(1.1)	$(2.5)	(54)%	$(2.3)	$(5.7)	(60)%

        Interest expense is primarily associated with our 3/4% Convertible Senior Notes, or 3/4% Notes, and 3% Convertible Subordinated Notes, or 3% Notes, issued in December 2003 and March 2002, respectively. The decrease in interest expense for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes, partially offset by interest expense related to our 3/4% Notes. The decrease in interest expense for the first half of fiscal 2005 compared to the first half of fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes and 4 3/4% Notes, partially offset by interest expense related to our 3/4% Notes. We expect future interest expense to remain relatively constant with the second quarter of fiscal 2005 based upon our outstanding debt obligations of $260.2 million at September 30, 2004.

  Income Taxes.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2004	September 30, 2003	Percentage Change	September 30, 2004	September 30, 2003	Percentage Change
	(in millions, except percentages)
Provision for (Benefit from) Income Taxes	$(0.5)	$(2.4)	(82)%	$(0.4)	$0.3	(228)%

        Income tax provisions for interim periods are based on our estimated annual income tax rate. The estimated annual tax rate for the second quarter and first half of 2005 differs from the combined United States Federal and state statutory income tax rate of 40% partially due to certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and changes to our tax reserves. We are in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for second quarter and the first half of fiscal 2005 also differs from the combined United States Federal and state statutory income tax rate of 40% due to a benefit of $9.9 million from discrete events relating to the method and amount of settled controversies. As a result of the settlement, $4.1 million previously recorded as a tax provision has been reclassified as a reduction to additional paid in capital, $1.8 million previously recorded as a tax provision has reversed, and a $4.0 million tax benefit associated with a refund claim has been recognized during the second quarter of fiscal 2005. The tax rate for the second quarter and first half of 2004 differed from the combined United States Federal and state statutory rate of 40% primarily due to the gain on settlement with the former president of DPT of $49.3 million which is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income.

        The American Jobs Creation Act of 2004 became effective after the close of the second quarter of fiscal 2005. We are currently evaluating the effect of the new legislation and how it may impact future periods. Until such evaluation is complete, we have not accrued income taxes on the accumulated undistributed earnings of our Singapore subsidiary, as these earnings are currently expected to be reinvested indefinitely.

Liquidity and Capital Resources

Key Components of Cash Flows

        Cash provided by operations decreased to $0.01 million in the first half of fiscal 2005 as compared to $57.6 million in the first half of fiscal 2004 primarily driven by a decrease from net income of $41.1 million in the first half of fiscal 2004 to a net loss of $8.1 million in the first half of fiscal 2005. Operating cash flow for the first half of fiscal 2005 was also impacted unfavorably by an increase in accounts receivable and inventory offset by the benefit of non-cash items included in operating results. Non-cash items primarily consisted of depreciation and amortization of intangible assets and property and equipment of $22.6 million, write-off of acquired in process technology of $5.2 million and amortization of deferred stock-based compensation of $1.7 million. Operating cash for the first half of fiscal 2004 resulted primarily from our net income of $41.1 million, offset by non-cash items of $10.2 million and changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic and ICP vortex, of $6.4 million. Non-cash items primarily consisted of the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million, offset by depreciation and amortization of intangible assets and property and equipment of $26.6 million and write-off of acquired in process technology of $3.6 million.

        Days sales outstanding increased to 58 at September 30, 2004 as compared to 48 at September 30, 2003 due to the timing of our shipments in the quarter and the integration of Snap Appliance and the IBM i/p Series RAID business; the increase was not due to the result of changes in the credit quality of our customers. Annualized inventory turns decreased to 4.5 at September 30, 2004 as compared to 7.0 at September 30, 2003. Overall inventory levels were higher at the end of the second quarter and first half of fiscal 2005 compared to the corresponding periods of fiscal 2004 due to our beginning to manufacture certain products that were previously outsourced to subcontractors, our Snap Appliance acquisition and increased inventory levels related to new system products.

        Cash used for investing activities was $16.0 million in the first half of fiscal 2005, which was primarily related to our acquisitions of Snap Appliance and the IBM i/p Series RAID business of $124.0 million, offset by sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $115.2 million. Cash used for investing activities of $41.6 million in the first half of fiscal 2004 primarily related to our acquisitions of Eurologic and ICP vortex of $29.9 million, offset by sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $8.4 million.

        Cash provided by financing activities was $3.8 million in the first half of fiscal 2005, which related to net proceeds received from our issuance of common stock in connection with purchases made under our employee stock purchase plan and the exercise of stock options. Cash used for financing activities of $82.1 million in the first half of fiscal 2004 was primarily driven by the repurchase of our 4 3/4% Notes for $83.0 million.

        Liquidity.    At September 30, 2004, we had $530.0 million in cash, cash equivalents and marketable securities of which approximately $427.6 million was held by our Singapore subsidiary. Although we do not have any current plans to repatriate cash from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes up to the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation. In October 2004, the American Jobs Creation Act of 2004 (formerly the Homeland Investment Act), became effective that lowers the United States federal rate on repatriated funds to approximately 5.25% for a limited time period and based upon a qualifying plan. We are currently evaluating the effect of this legislation on our liquidity requirements, and we may elect to repatriate a portion of our offshore funds to the United States and pay the reduced taxes on these funds.

        We also acquired an available revolving line of credit of up to $7.5 million through the acquisition of Snap Appliance, of which no borrowings were drawn against the line at September 30, 2004. Under the terms of the line of credit, all financial covenants are waived through October 31, 2004.

        At September 30, 2004, we had $260.2 million of aggregate principal amount in convertible notes outstanding, consisting of $35.2 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our 3/4% Notes that are due in December 2023.

        We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and 3/4% Notes, respectively. As of September 30, 2004, we had $7.8 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $2.3 million was classified as short-term and $5.5 million was long-term.

        The IRS is currently auditing our tax return for fiscal 1997 and final settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. We have settled all issues for fiscal 1998 and 1999 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back to fiscal 1998 and 1999. The fiscal 2000 and 2001 audit is ongoing. We believe that we have sufficient tax provisions for these years. We believe the final outcome of the IRS audits will not have a material adverse impact on our liquidity.

        We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At September 30, 2004, the carrying value of such investments aggregated $3.2 million. We have also committed to provide additional funding of up to $0.6 million.

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

        As of September 30, 2004, we did not have any material changes to our contractual obligations, other than our acquisition of Snap Appliance, which increased our operating lease commitments by $9.6 million over the next seven years related to leased facilities.

        In connection with the acquisition of Snap Appliance, at September 30, 2004, we maintained an irrevocable standby letter of credit for $500,000 with an approved financial institution under an office lease term, which guarantees its performance to the landlord. The letter of credit required under the lease may be decreased annually through the end of the lease term. As of September 30, 2004, we were not subject to any draw against the letter of credit.

Recent Accounting Pronouncements

        In September 2004, the EITF reached a consensus on EITF Issue 04-08, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EITF 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. There would have been no impact to basic and diluted earnings per share if EITF 04-08 had been applied by us during the second quarter and first half of fiscal 2005, as we were in a net loss position and the conversion would have been anti-dilutive related to the 3/4% Notes that were issued in December 2003.

        At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. On September 30, 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads.

Acquisitions

        Snap Appliance:    On July 23, 2004, we completed the acquisition of Snap Appliance, a provider of NAS solutions, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN solutions from the workgroup to the data center. The total purchase price was $84.4 million, consisting of $77.4 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. Snap Appliance has been integrated into our Channel segment (Note 16).

        Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of our common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested, which is also known as the Snap Unvested Options. The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over their related vesting periods.

        In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which will be paid, contingent upon their employment with us, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations.

        Acquisition-Related Restructuring:    In the second quarter of fiscal 2005, we established a preliminary plan to integrate the Snap Appliance operations and, accordingly, recorded $6.0 million related to integrating certain duplicative resources related to both severance and benefits in connection with the involuntary termination of 7 employees, exiting duplicative facilities and completing other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Snap Appliance. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. No payments have been made as of September 30, 2004 related to this plan.

        The acquisition of Snap Appliance is being accounted for as a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired. The allocation was based on an independent appraisal and management's estimates of fair value. Approximately $2.2 million of the purchase price was allocated to acquired in-process technology and was written off in the second quarter of fiscal 2005. The in-process projects were related to operating system enhancements and system functionality improvements.

        IBM i/p Series RAID:    On June 29, 2004, we completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement grants us the right to use IBM's RAID technology and embedded Power PC technology for our internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, we also entered into a three-year exclusive product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. We also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to us for the term of the supply agreement at agreed upon rates.

        The total purchase price is estimated at $49.5 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transactions costs of $0.9 million. In connection with the acquisition, we issued to IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is being included in our OEM segment (Note 16).

        We also entered into a service agreement for IBM to provide certain research and development services and to provide access to IBM's semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $9.9 million and is payable in quarterly installments; however, the agreement can be cancelled by us in any quarter, which termination would relieve any obligations for us to make future quarterly installment payments to IBM.

        We recognized $5.2 million of revenue with no associated cost of sales in the second quarter of fiscal 2005 related to the IBM i/p Series RAID business as a result of the ongoing integration process. Future revenue and related cost of sales is expected to be recognized when the acquisition integration process is complete.

        Eurologic:    On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% to 81%; a risk-free interest rate ranging from 1.1% to 2.5%; and an estimated life ranging from 0.08 to 4 years. As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also known as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, was included in "Accrued liabilities" in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004 and was to have been paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities. We have asserted a claim against the full amount of the Holdback for such unknown liabilities of which we became aware following the consummation of the transaction. The former Eurologic stockholders have disputed this claim. We also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to former stockholders of Eurologic. Eurologic's goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, OEM and Channel (Note 16).

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2004, we finalized our plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. We recorded a liability of $3.3 million in fiscal 2004 for these activities. As of September 30, 2004, we utilized approximately $3.1 million of these charges. We anticipate that the remaining restructuring reserve balance of $0.2 million will be paid out by the third quarter of fiscal 2006.

        ICP vortex:    On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was a wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The final purchase price was $14.5 million in cash, which includes $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex's goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, OEM and Channel (Note 16).

        During the first quarter of fiscal 2005, we finalized our plans to integrate the ICP vortex operations. The integration plan included the involuntary termination of 19 employees, the transfer of manufacturing operations to Singapore and the integration of certain duplicative resources. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire ICP vortex. In fiscal 2004, we recorded a liability of $0.4 million for severance and benefits, of which $0.3 million of these charges were utilized and $0.1 million was recorded as a reduction to the restructuring liability with a corresponding decrease to goodwill in the first quarter of fiscal 2005.

        Elipsan:    On February 13, 2004, we completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable us to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. The total purchase price was $19.4 million in cash to acquire Elipsan, which includes $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. In the first quarter of fiscal 2005, adjustments were made to both goodwill and the acquisition costs. Elipsan's goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, OEM and Channel (Note 16).

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

        Acquisition-Related Restructuring:    In connection with the acquisition, we initiated a plan to integrate the Elipsan operations. The plan included the integration of certain duplicative resources. We established a preliminary plan in the fourth quarter of fiscal 2004 and, accordingly, recorded $0.8 million related to both severance and benefits in connection with the involuntary termination of two employees on March 31, 2004 and other integration activities through fiscal 2005. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. Any changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of September 30, 2004, we made payments of approximately $25,000 under the plan.

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

        Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in the first half of fiscal 2005, our operating results were materially affected by unusual charges, including the write-off of acquired in-process technology from the acquisitions of the i/p Series RAID business from IBM and Snap Appliance.

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

        We believe that developing products for the network storage marketplace will be an important component of our future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in July 2004, we acquired Snap Appliance, Inc., a provider of NAS solutions, in February 2004, we acquired Elipsan, a network storage software provider, and in April 2003, we acquired Eurologic, a provider of external and networked storage solutions. The marketplace for advanced storage products is highly competitive. While we are focusing on solutions employing iSCSI technology for this market, other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance continues to be delayed. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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
  IPsec

  •
  iSCSI

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

        We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  Microprocessors;

  •
  Peripherals; and

  •
  Operating system software.

        We depend on significant cooperation from these manufacturers to achieve our design objectives and develop products that operate successfully with their products. These companies could, from time to time, elect to make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine that as a result of competition or other factors our technology or products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. If any of these events were to occur, our revenue could be adversely affected.

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

        We have introduced RAID-enabled products based on the next generation Serial ATA technology and delivered our products based on Serial Attached SCSI technology to certain major OEMs for testing and integration. We will not succeed in generating significant revenues from our new Serial ATA and Serial Attached SCSI technology products if the market does not adapt to these new technologies, which would, over time, adversely affect our net revenues and operating results.

If we are unable to compete effectively, our net revenues could be adversely affected.

        The markets for all of our products are intensely competitive and are characterized by the following:

  •
  Rapid technological advances;

  •
  Frequent new product introductions;

  •
  Evolving industry standards; and

  •
  Price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to solutions employing Ultra 320 technology has adversely affected revenues from our SCSI products. Our future success will depend on the level of acceptance of our external storage products and products based on the next generation Serial ATA and Serial Attached SCSI technologies by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage solutions.

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

        In the first quarter of fiscal 2005, we acquired the i/p Series RAID business from IBM, and in the second quarter of fiscal 2005, we acquired Snap Appliance, a provider of NAS solutions. In fiscal 2004, we acquired Elipsan, a network storage software provider, ICP vortex, a provider of a broad range of hardware and software RAID data protection solutions, and Eurologic, a provider of external and networked storage solutions. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in fiscal 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

        If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies' chip supply shortages, which reduced the demand for certain of our products. This negatively affected our revenues in the first half of fiscal 2001. Similar shortages of components used in our customers' products could adversely affect our net revenues and financial results in future periods.

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

        Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products through our agreements with Taiwan Semiconductor Manufacturing Company, or TSMC, and IBM. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

  •
  The availability of raw materials;

  •
  The availability of manufacturing capacity;

  •
  Transition to smaller geometries of semiconductor devices;

  •
  The level of contaminants in the manufacturing environment;

  •
  Impurities in the materials used; and

  •
  The performance of personnel and equipment.

        We cannot assure you that manufacturing problems may not occur in the future. A shortage of raw materials or production capacity could lead our wafer suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers with competitive performance and cost attributes, adequate yields or timely deliveries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that our wafer suppliers will continually seek to convert their processes for manufacturing wafers to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the wafer suppliers we use are unable or unwilling to satisfy our wafer needs, we will be required to identify and qualify additional suppliers. Additional wafer suppliers may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

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

        We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products and for the assembly and manufacturing of a portion of our system products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. For example, we employ Quanta Computer, Inc. and Sanmina-SCI Corporation to manufacture certain Snap Appliance related products. We also employ Celestica, Inc. and Jabil Circuit, Inc. to manufacture products related to the IBM i/p Series RAID business. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.

        We derived approximately 40% of our gross revenues for the first half of fiscal 2005 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. Given the current economic environment, the risk of distributors and resellers going out of business has increased significantly.

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

        Historically, a small number of our customers has accounted for a significant portion of our revenues. During the first half of fiscal 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 72% of our total gross revenues. In addition, IBM represented 20% of our total net revenues in the first half of fiscal 2005 and Dell represented 12% of our total net revenues in the first half of fiscal 2005. We expect IBM to represent an even larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business and our recently announced supply agreement with IBM. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

We reorganized our business segments to be focused on customers and have planned significant system enhancements and improvements and these changes could adversely impact our business if not adequately managed and controlled.

        In the second quarter of fiscal 2005 and in response to the Snap Appliance acquisition in July 2004, we refined our internal organizational structure to operate in three reportable segments: OEM, Channel and DSG. Whereas historically our former SSG and SNG segments each offered distinct products across our entire customer base, the new OEM and Channel segments offer an integrated set of products to customers that are specific to the segment. The reorganization has placed demands on our management, operational and financial infrastructure. In addition, management is in the process of enhancing certain systems and processes, such as in the supply chain area. These system enhancements and improvements require expenditures and allocation of management resources. If these improvements are not implemented successfully, our ability to manage our new organization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.

        We have implemented several restructuring plans to reduce our operating costs, including in the first and second quarter of fiscal 2005, fiscal 2004 and fiscal 2003, and recorded related restructuring charges of $2.7 million, $4.3 million and $14.3 million in the first half of fiscal 2005, fiscal 2004 and 2003, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.

        In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel remains intense. For example, we transitioned certain research and development efforts to India, where we have experienced significant competition in our efforts to attract and retain qualified engineers. In addition, with the exception of a few employees with whom we entered into employment agreements in connection with acquisition transactions, we do not have employment contracts with our key employees, including any of our executive officers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed on September 24, 2004 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

        Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products will be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results. Additionally, we held $427.6 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at September 30, 2004. From time to time we may need to repatriate our cash from Singapore to the United States. If we do so, we could incur additional income taxes at up to the combined United States Federal and state statutory rate of approximately

40% from the repatriation, which would negatively affect our results of operations and financial condition.

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.

        On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies and settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. We have settled all issues for fiscal 1998 and 1999 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back to fiscal 1998 and 1999. The fiscal 2000 and 2001 audit is ongoing. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments, and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

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

We have entered into an expanded relationship with IBM and if we do not fulfill our responsibilities under this agreement, it could result in a loss of revenues.

        In the first quarter of fiscal 2005, we entered into an expanded relationship with IBM to supply external storage products. We may encounter challenges in fulfilling our responsibilities under this expanded relationship such as, timely completion and introduction of product designs to meet the specifications of IBM, quality of new products introduced, sales forecasting, material planning and inventory management to meet its demand forecast. If we are not successful in managing this relationship, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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
  Intellectual property matters.

        These and other business conflicts could adversely affect the growth of our business in the future.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. We are in the process of completing the documentation of our controls and testing their effectiveness and expect that our management will be able to provide a favorable assessment and that our auditors will concur with this assessment. However, this evaluation and attestation process is new and neither our auditors nor we have significant experience with it, and we cannot be assured that our auditors and we will reach a favorable conclusion under Section 404. If our auditors or we fail to do so on a timely basis, investor confidence in us could be adversely affected and our results of operations could be adversely affected as we seek to address any shortcomings, and as a result our stock price could decline.

        In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

We may encounter natural disasters, which could cause disruption to our employees or interrupt the manufacturing process for our products.

        Our operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenues and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could cause disruption to our employees or interrupt the manufacturing process, which could affect TSMC's ability to supply wafers to us, which would negatively affect our business and financial results. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our net revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake.

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

        There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004 and subsequently amended, the FASB issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees for fiscal years beginning after June 15, 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

        While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On June 29, 2004, we acquired IBM's i/p Series RAID component business to expand and enhance our RAID product offerings. In connection with this transaction, we issued IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The issuance and sale of the warrant to IBM was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We did not engage any underwriters in connection with this transaction.

        On August 10, 2004, we entered into a supply agreement with IBM with respect to our external storage products. In connection with this transaction, we issued IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $6.94 per share. The issuance and sale of the warrant to IBM was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We did not engage any underwriters in connection with this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held on August 26, 2004, in our principal executive offices located in Milpitas, California. Of the total 109,865,868 shares of our common stock outstanding as of the record date, 99,460,863 shares (91%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld
Carl J. Conti	90,985,768	8,475,095
Lucie J. Fjeldstad	93,685,969	5,774,894
Joseph S. Kennedy	95,464,051	3,996,812
Ilene H. Lang	94,154,824	5,306,039
Robert J. Loarie	89,756,186	9,704,677
D. Scott Mercer	93,701,700	5,759,163
Robert N. Stephens	91,007,886	8,452,977
Douglas E. Van Houweling	95,466,983	3,993,880

        The stockholders approved our 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of our common stock plus shares reserved but not issued under our 1999 Stock Option Plan and 2000 Nonstatutory Stock Option Plan. The 2004 Equity Incentive Plan provides for granting of nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Incentive stock options may also be granted to our employees under the 2004 Equity Incentive Plan. The proposal received 40,098,225 affirmative votes, 32,177,761 negative votes, 1,600,180 abstentions and 25,584,697 broker non-votes.

        In addition, our stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2005. The proposal received 91,024,669 affirmative votes, 7,820,870 negative votes, 615,324 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit Number	Description
Exhibit 10.01*	2004 Equity Incentive Plan
Exhibit 10.02	Form of Stock Option Agreement under the 2004 Equity Incentive Plan
Exhibit 10.03	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan

Exhibit 10.04	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan
Exhibit 10.05	Adaptec Variable Incentive Plan
Exhibit 10.06	Adaptec Deferred Compensation Plan
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the Commission on September 24, 2004.

**
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR Marshall L. Mohr Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: November 10, 2004

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.01*	2004 Equity Incentive Plan
Exhibit 10.02	Form of Stock Option Agreement under the 2004 Equity Incentive Plan
Exhibit 10.03	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan
Exhibit 10.04	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan
Exhibit 10.05	Adaptec Variable Incentive Plan
Exhibit 10.06	Adaptec Deferred Compensation Plan
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the Commission on September 24, 2004.

**
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
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX