Form 10-Q
period 2004-12-31
ADAPTEC INC
filed 2005-02-07
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-15071

ADAPTEC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2748530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA	95035
(Address of principal executive offices)	(Zip Code)

(408) 945-8600
(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

The number of shares outstanding of Adaptec’s common stock as of January 31, 2005 was 111,577,536.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands, except per share amounts)
Net revenues	$126,548	$115,143	$363,750	$331,628
Cost of revenues	83,657	68,575	217,065	192,849
Gross profit	42,891	46,568	146,685	138,779
Operating expenses:
Research and development	29,970	25,103	87,374	76,487
Selling, marketing and administrative	21,260	19,745	63,325	59,583
Amortization of acquisition-related intangible assets	5,095	4,530	13,205	14,067
Write-off of acquired in-process technology	—	—	5,200	3,649
Restructuring charges	2,228	878	4,975	2,704
Other charges	(2,755)	—	(2,755)	—
Total operating expenses	55,798	50,256	171,324	156,490
Loss from operations	(12,907)	(3,688)	(24,639)	(17,711)
Interest and other income	3,097	3,369	8,599	64,491
Interest expense	(1,083)	(2,322)	(3,350)	(8,010)
Income (loss) before income taxes	(10,893)	(2,641)	(19,390)	38,770
Provision for (benefit from) income taxes	(33,382)	372	(33,826)	720
Net income (loss)	$22,489	$(3,013)	$14,436	$38,050
Net income (loss) per share:
Basic	$0.20	$(0.03)	$0.13	$0.35
Diluted	$0.17	$(0.03)	$0.12	$0.33
Shares used in computing net income (loss) per share:
Basic	111,136	108,858	110,429	108,408
Diluted	134,517	108,858	131,607	126,578

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2004	March 31, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$92,728	$119,113
Marketable securities	424,448	544,741
Restricted cash and marketable securities	2,283	2,815
Accounts receivable, net	87,488	51,562
Inventories	56,650	48,888
Deferred income taxes	58,355	55,678
Prepaid expenses	22,684	14,761
Other current assets	9,367	20,031
Total current assets	754,003	857,589
Property and equipment, net	61,036	58,435
Restricted marketable securities, less current portion	4,648	6,346
Goodwill	159,632	68,492
Other intangible assets, net	87,086	48,902
Other long-term assets	50,079	11,340
Total assets	$1,116,484	$1,051,104
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,803	$35,969
Accrued liabilities	111,149	106,392
Total current liabilities	164,952	142,361
¾% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes	35,190	35,190
Other long-term liabilities	16,059	3,662
Deferred tax liabilities	9,215	—
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock	112	110
Additional paid-in capital	163,636	153,174
Deferred stock-based compensation	(3,517)	(2,713)
Accumulated other comprehensive income, net of taxes	81	3,000
Retained earnings	505,756	491,320
Total stockholders’ equity	666,068	644,891
Total liabilities and stockholders’ equity	$1,116,484	$1,051,104

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period Ended
	December 31, 2004	December 31, 2003
	(in thousands)
Cash Flows From Operating Activities:
Net income	$14,436	$38,050
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges	109	105
Write-off of acquired in-process technology	5,200	3,649
Stock-based compensation	2,807	3,259
Non-cash effect of tax settlement	(26,009)	—
Loss on extinguishment of debt	—	3,734
Non-cash portion of DPT settlement gain	—	(18,256)
Gain on sale of long-lived assets	(2,755)	—
Depreciation and amortization	34,987	40,431
Deferred income taxes	(40)	(5,895)
Other non-cash items	(12)	551
Changes in operating assets and liabilities (net of acquired businesses):	(44,673)	3,006
Net Cash Provided by (Used for) Operating Activities	$(15,950)	$68,634
Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	—	(195)
Payment of holdback in connection with acquisition of Eurologic	(2,279)	—
Purchases of businesses, net of cash acquired	(123,978)	(29,884)
Purchases of restricted marketable securities	—	(7,915)
Maturities of restricted marketable securities	2,213	3,750
Purchases of property and equipment	(12,553)	(5,859)
Proceeds from sale of long-lived assets	9,577	—
Purchases of marketable securities	(252,649)	(530,390)
Sales of marketable securities	297,424	455,145
Maturities of marketable securities	65,541	78,918
Net Cash Used for Investing Activities	(16,704)	(36,430)
Cash Flows From Financing Activities:
Proceeds from the issuance of ¾% Convertible Senior Subordinated Notes, net of issuance costs of $6,750	—	218,250
Repurchases and redemption of long-term debt	—	(207,243)
Purchase of convertible bond hedge	—	(64,140)
Proceeds from issuance of warrant	—	30,390
Proceeds from issuance of common stock	5,446	4,130
Installment payment on acquisition of software licenses	—	(3,633)
Net Cash Provided by (Used for) Financing Activities	5,446	(22,246)
Effect of Foreign Currency Translation on Cash and Cash Equivalents	823	911
Net Increase (Decrease) in Cash and Cash Equivalents	(26,385)	10,869
Cash and Cash Equivalents at Beginning of Period	119,113	149,373
Cash and Cash Equivalents at End of Period	$92,728	$160,242

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the March 31, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004, which were included in the Company’s Current Report on Form 8-K, which was filed with the SEC on December 7, 2004. The third quarters of fiscal 2005 and 2004 ended December 31, 2004 and December 26, 2003, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the third quarter and first nine months of fiscal 2005 are not necessarily indicative of the results to be expected for the entire fiscal year. In the first and second quarters of fiscal 2005, the Company reorganized its reportable segments, as described more fully in Note 18.

In the third quarter of fiscal 2005, the Company adopted EITF 04-08 which required restatement of previously reported earnings per share as further discussed in Note13.

The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 21.

2. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company’s second quarter of fiscal 2006. This statement will have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense rather than disclose the impact on the Company’s results of operations within its footnotes (see Note 3 below).

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and to investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. Recent Accounting Pronouncements (Continued)

other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads.

3. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic-value-based method, which is in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company’s ESPP, collectively called “options,” for all periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$22,489	$(3,013)	$14,436	$38,050
Add: Deferred stock-based compensation expense included in reported net income (loss)	775	892	2,453	2,991
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(3,837)	(6,025)	(9,923)	(21,186)
Pro forma net income (loss)	$19,427	$(8,146)	$6,966	$19,855
Basic net income (loss) per share:
As reported	$0.20	$(0.03)	$0.13	$0.35
Pro forma	$0.17	$(0.07)	$0.06	$0.18
Diluted net income (loss) per share:
As reported	$0.17	$(0.03)	$0.12	$0.33
Pro forma	$0.15	$(0.07)	$0.06	$0.18

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model, used by the Company, was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of options.

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Stock-Based Compensation (Continued)

The fair value of options granted in the third quarter and first nine months of fiscal 2005 and 2004, as reported, were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Employee Stock Option Plans:
Expected life (in years)	2.0	2.9	2.3	2.3 - 3.0
Risk-free interest rates	3.1%	2.3%	3.0%	1.5% - 2.3%
Expected volatility	39%	61%	44%	61% - 66%
Dividend yield	—	—	—	—
Director Option Plans:
Expected life (in years)	—	2.5	—	2.5
Risk-free interest rates	—	2.1%	—	2.1%
Expected volatility	—	62%	—	62%
Dividend yield	—	—	—	—
ESPP:
Expected life (in years)	1.4	0.5 - 2.0	1.4	0.5 - 2.0
Risk-free interest rates	2.1%	1.1% - 1.8%	2.1%	1.1% - 1.8%
Expected volatility	50%	39% - 66%	50%	39% - 66%
Dividend yield	—	—	—	—

4. Business Acquisitions

Snap Appliance:   On July 23, 2004, the Company completed the acquisition of Snap Appliance, Inc. (“Snap Appliance”), a provider of NAS solutions, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN solutions from the workgroup to the data center. The total purchase price was $84.4 million, consisting of $77.4 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of the Company’s common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. Snap Appliance is included in the Company’s Channel segment (Note 18).

Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of the Company’s common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested (the “Snap Unvested Options”). The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods.

The preliminary allocation of the Snap Appliance purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on an independent appraisal and management’s estimates of fair value. The allocation

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

of the purchase price may be subject to change based on final estimates of fair value; however, such changes are not expected to be material.

Cash	$60
Accounts receivable	5,752
Inventory	3,316
Prepaid expenses	438
Property and equipment	1,379
Other long-term assets	163
Total assets acquired	11,108
Accounts payable	(4,254)
Current liabilities	(16,180)
Other long-term liabilities	(2,325)
Total liabilities assumed	(22,759)
Net tangible liabilities acquired	$(11,651)

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible liabilities acquired	$(11,651)
Acquired in-process technology	2,200
Deferred stock-based compensation	3,610
Deferred income tax liabilities	(11,640)
Goodwill	72,830
Other intangible assets:
Core and existing technologies	19,000
Trade name	10,100
29,100
Net assets acquired (purchase price)	$84,449

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

In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which will be paid, contingent upon their employment with the Company, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations from the Company. In the third quarter of fiscal 2005, the Unaudited Condensed Consolidated Statements of Operations included compensation expense related to the management incentive program of

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

$1.4 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring. In the first nine months of fiscal 2005, the Unaudited Condensed Consolidated Statements of Operations included compensation expense related to the management incentive program of $4.3 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring.

A portion of the Snap Appliance acquisition price totaling $5.4 million was held back, and in connection with the management incentive program, $1.3 million was held back for a total of $6.7 million (the “Snap Appliance Holdback”) for unknown liabilities that may have existed as of the acquisition date. The Snap Appliance Holdback will be paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims.

Acquisition-Related Restructuring:   In the third quarter of fiscal 2005, the Company refined its plan to integrate the Snap Appliance operations related to integrating certain duplicative resources for both severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting facilities and the disposal of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Snap Appliance. The Company recorded a preliminary estimate of $6.0 million in the second quarter of fiscal 2005 for these activities. In the third quarter of fiscal 2005, the Company recorded a $0.8 million increase to the accrued restructuring charges with a corresponding change to goodwill as its plans were further refined. The Company expects to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed. Any further changes to the Company’s estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of December 31, 2004, the Company had utilized $1.4 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $5.4 million will be paid out by third quarter of fiscal 2012, primarily related to long-term facility leases.

The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for the first nine months of fiscal 2005;

	Severance And
	Benefits	Other Charges	Total
	(in thousands)
Snap Appliance Acquisition-Related Restructuring Plan:
Restructuring Provision	$1,967	$3,999	$5,966
Adjustments	689	109	798
Cash paid	(349)	(186)	(535)
Non-cash charges	(334)	(468)	(802)
Reserve balance at December 31, 2004	$1,973	$3,454	$5,427

IBM i/p Series RAID:    On June 29, 2004, the Company completed the acquisition of International Business Machines Corporation’s (“IBM”) i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property (the “IBM i/p Series RAID” business). The licensing

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

agreement grants the Company the right to use IBM’s RAID technology and embedded Power PC technology for the Company’s internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company will supply RAID software, firmware and hardware to IBM for use in IBM’s iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

The total purchase price is estimated at $49.5 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transactions costs of $0.9 million. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is included in the Company’s OEM segment (Note 18).

The Company also entered into a service agreement for IBM to provide certain research and development services and to provide access to IBM’s semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $9.9 million and is payable in quarterly installments; however, the agreement can be cancelled by the Company in any quarter, which termination would relieve any obligations for the Company to make future quarterly installment payments to IBM.

The IBM i/p Series RAID business was accounted for as a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired summarized below (in thousands). The allocation was based on management’s estimates of fair value, which included an independent appraisal.

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

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

Eurologic:   On April 2, 2003, the Company completed the acquisition of Eurologic Systems Group Limited (“Eurologic”), a provider of external and networked storage solutions. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of the Company’s common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% to 81%; a risk-free interest rate ranging from 1.1% to 2.5%; and an estimated life ranging from 0.08 to 4 years. As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the “Holdback”) for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, was included in “Accrued liabilities” in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2004 and was to have been paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any pending claims. The Company has paid $2.3 million of the Holdback as of December 31, 2004 and has asserted claims against the remaining amount for liabilities of which it became aware following the consummation of the transaction. The former Eurologic stockholders have disputed these claims. The Company also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to the former stockholders of Eurologic. Eurologic’s goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, OEM and Channel (Note 18).

Acquisition-Related Restructuring:   During the fourth quarter of fiscal 2004, the Company finalized its plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to the Company’s manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. The Company recorded a liability of $3.3 million in fiscal 2004 for these activities. As of December 31, 2004, the Company utilized approximately all of these charges and the plan is materially complete.

ICP vortex:   On June 5, 2003, the Company completed the acquisition of ICP vortex Computersysteme GmbH (“ICP vortex”). ICP vortex was a wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The final purchase price was $14.5 million in cash, which included $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

acquisitions costs. ICP vortex’s goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, OEM and Channel (Note 18).

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

Elipsan:   On February 13, 2004, the Company completed the acquisition of Elipsan Limited (“Elipsan”), a provider of networked storage infrastructure software. Elipsan’s storage virtualization technology will enable the Company to make storage more cost-effective, easier to scale and increase performance across multiple RAID subsystems. The total purchase price was $19.4 million in cash to acquire Elipsan, which included $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. In the first nine months of fiscal 2005, adjustments were made to both goodwill and the acquisition costs, primarily related to the reversal of the acquisition-related restructuring reserves of approximately $0.6 million. Elipsan’s goodwill and amortizable intangible assets were allocated based on the relative fair values of the two segments, OEM and Channel (Note 18).

Acquisition-Related Restructuring:   During the third quarter of fiscal 2005, the Company further refined its plans to integrate of the Elipsan operations. The initial plan included the integration of certain duplicative resources related to both severance and benefits in connection with the involuntary termination of employees and, accordingly, the Company recorded a $0.8 million reserve as of March 31, 2004. In the third quarter of fiscal 2005, the Company recorded an adjustment of $0.6 million as a reduction to the liability with a corresponding decrease to goodwill as the Company intends to retain these employees. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. As of December 31, 2004, the Company made payments of approximately $25,000 under the plan. The Company anticipates that the remaining restructuring reserve balance of $0.2 million will be paid out by the second quarter of fiscal 2006.

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

In-process Technology

As part of the purchase agreements of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, certain amounts of the purchase prices were allocated to acquired in-process technology which were determined through established valuation techniques in the high-technology computer industry and written off in the second quarter of fiscal 2005, first quarter of fiscal 2005, first quarter of fiscal 2004 and fourth quarter of fiscal 2004, respectively, because technological feasibility had not been established and no alternative future uses existed. The values were determined by estimating the net cash flows and discounting the estimated net cash flows to their present values. A summary of the amounts written off were as follows:

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

The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan were expected to grow through fiscal 2009, fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development)

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

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

The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the acquisition date for Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition date for Eurologic and Elipsan were completed as of March 31, 2004 and December 31, 2004, respectively. The Company expects remaining costs of approximately $0.5 million and $18.4 million related to Snap Appliance and the IBM i/p Series RAID business, respectively, to bring the planned in-process projects to completion.

Pro Forma Results:   The following unaudited pro forma financial information for the third quarter of fiscal 2004 and first nine months of fiscal 2005 and 2004, presents the combined results of the Company and Snap Appliance, the IBM i/p Series RAID business, ICP vortex and Elipsan, as if the acquisitions had occurred at the beginning of the periods presented. Eurologic was not included in the calculation as the results of Eurologic have been included in the Company’s financial statements from April 2, 2003. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for purchased in-process technology were excluded as these items were non-recurring. The pro forma financial results for the third quarter of fiscal 2004 and first nine months of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended	Nine-Month Period Ended
	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands, except per share amounts)
Net revenues	$142,208	$377,931	$405,550
Net income (loss)	(6,885)	7,088	20,051
Net income (loss) per share:
Basic	$(0.06)	$0.06	$0.18
Diluted	$(0.06)	$0.06	$0.18

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Balance Sheets Details

Inventories:

	December 31, 2004	March 31, 2004
	(in thousands)
Raw materials	$17,817	$16,244
Work-in-process	7,122	6,210
Finished goods	31,711	26,434
Total	$56,650	$48,888

Accrued Liabilities:

	December 31, 2004	March 31, 2004
	(in thousands)
Tax related	$37,613	$65,812
Acquisition related	10,289	8,200
Accrued compensation and related taxes	26,239	19,336
IBM distribution agreement	14,600	—
Other*	22,408	13,044
Total	$111,149	$106,392

*                    Included $5.3 million and $0.3 million of margin related to  deferred revenue in the channel at December 31, 2004 and March 31, 2004, respectively.

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2005 was as follows:

	SSG	SNG	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2004	$22,825	$45,667	$—	$—	$68,492
Reallocation (See Note 18)	(22,825)	(45,667)	30,326	38,166	—
Goodwill acquired (See Note 4)	—	—	18,915	72,830	91,745
Goodwill adjustments	—	—	(400)	(205)	(605)
Balance at December 31, 2004	$—	$—	$48,841	$110,791	$159,632

The goodwill reallocation shown in the table above relates to the reorganization of certain of the Company’s reportable segments discussed in Note 18. The goodwill formerly included in the SSG and SNG segments was allocated between the OEM and Channel segments based on a relative fair value approach using an independent appraisal and management estimates of fair value of the segment. No impairment was recorded as a result of the change in segments. In the first nine months of fiscal 2005, adjustments

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Goodwill and Other Intangible Assets (Continued)

were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for ICP vortex and Elipsan.

Other Intangible Assets:

	December 31, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$112,630	$(60,915)	$74,930	$(50,898)
Supply agreement	7,600	(760)	—	—
Covenants-not-to-compete	4,818	(4,799)	4,818	(4,095)
Customer relationships	1,290	(550)	1,290	(308)
Trade names	12,406	(2,385)	2,306	(963)
Foundry agreement	600	(60)	—	—
Backlog and royalties	455	(455)	455	(455)
Subtotal	139,799	(69,924)	83,799	(56,719)
Intellectual property assets and warrants	44,868	(27,657)	43,892	(22,070)
Total	$184,667	$(97,581)	$127,691	$(78,789)

In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with the agreement, the Company issued IBM a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $6.94 per share. The warrant has a term of five years from the date of issuance and was immediately exercisable. The warrant was valued at $1.0 million using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 4.0% and an estimated life of 5 years. The value of the warrant will be amortized against “Net revenues” over a two and a half year period reflecting the pattern in which the economic benefits of the assets are expected to be realized and is included as part of “Intellectual property assets and warrants” in the table above. Other intangible assets increased by approximately $57.0 million in the first nine months of fiscal 2005 as a result of the Company’s acquisitions of Snap Appliance and the IBM i/p Series RAID business and the warrants issued to IBM.

Amortization of other intangible assets was $7.0 million and $6.4 million in the third quarters of fiscal 2005 and 2004, respectively. Amortization of other intangible assets was $18.8 million and $19.5 million in the first nine months of fiscal 2005 and 2004, respectively.

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Goodwill and Other Intangible Assets (Continued)

The annual amortization expense of the other intangible assets that existed as of December 31, 2004 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2005 (remaining three months)	$5,095	$1,818
2006	17,374	7,061
2007	14,591	6,641
2008	11,476	1,691
2009 and thereafter	21,339	—
Total	$69,875	$17,211

7. IBM Distribution Agreement

In December 2004, the Company entered into a distribution agreement on its RAID controllers and connectivity products sold for IBM’s iSeries and pSeries servers. The agreement was made through an amendment to the Company’s existing i/p Series RAID supply and intellectual property agreement entered into in June 2004 (See Note 4). The distribution agreement is accounted for as a standalone transaction as it was not contemplated at the time the Company entered into the original IBM i/p Series RAID transaction.

Under the amended intellectual property agreement, the Company is required to make fixed and variable royalty-based payments to IBM. The fixed payments potentially due under the arrangement total $52.1 million, of which $25.0 million was paid in December 2004 and the remainder is due quarterly, in varied installments, through December 2008. A portion of the $52.1 million in total payments is contingent upon IBM purchasing certain levels of the Company’s products. The Company has recorded the full remaining amount payable to IBM of $27.1 million as a liability to “Accrued Liabilities” of $14.6 million and to “Other Long-Term Liabilities” of $12.5 million as the Company considers payment of the full amount to be probable.

The fixed consideration for the distribution agreement of $52.1 million was recorded as an asset to “Prepaid expenses” and “Other long-term assets” in the Unaudited Condensed Consolidated Balance Sheets and the amortization will be included in “Net revenues” in the Unaudited Condensed Consolidated Statements of Operations over a four-year period reflecting the pattern in which the economic benefits of the assets expected to be  realized. The royalty-based fee per unit is calculated using the average net sales price for units sold within the quarter and baseline royalty rates subject to certain adjustment factors. The royalty-based payments will be recorded as a reduction to revenue in the period the units are sold.

8. Line of Credit

In connection with the acquisition of Snap Appliance, the Company acquired an available revolving line of credit of up to $7.5 million that bears interest at the greater of prime rate or 4.25% per annum. At December 31, 2004, the Company had no borrowings against this line. Borrowings are collateralized by

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Line of Credit (Continued)

certain accounts receivable balances. Under the amended terms of the line of credit, all financial covenants are waived through the term of the line of credit on April 23, 2005.

9. Stock Plans

2004 Equity Incentive Plan

During the second quarter of fiscal 2005, the Company’s Board of Directors and its stockholders approved the Company’s 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 1999 Stock Option Plan and 2000 Nonstatutory Stock Option Plan. The 2004 Equity Incentive Plan provides for granting of nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Incentive stock options may also be granted to the Company’s employees under the 2004 Equity Incentive Plan.

Snap Appliance Stock Option Plan

In connection with the acquisition of Snap Appliance in the second quarter of fiscal 2005 (Note 4), outstanding stock options under the Snap Appliance Stock Option Plan were converted into options to purchase 1,232,489 shares of the Company’s common stock. No further options may be granted under the Snap Appliance Stock Option Plan.

10. Interest and Other Income

The components of interest and other income for the third quarter and first nine months of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands)
Interest income	$2,833	$4,010	$8,593	$14,689
Gain on settlement with former president of DPT	—	—	—	49,256
Payment of license fee with NSE	(442)	—	(1,692)	—
Loss on redemption of debt	—	(2,944)	—	(3,734)
Foreign currency transaction gains	461	877	800	1,719
Interest on Federal and State tax refunds	—	1,094	—	1,094
Other	245	332	898	1,467
Total	$3,097	$3,369	$8,599	$64,491

In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, “NSE”) entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE’s claims that some of the Company’s products infringed

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Interest and Other Income (Continued)

certain patents. The license and release agreement expressly excluded any sales of products made by Eurologic prior to the Company’s April 2003 acquisition. In November 2004, the Company exercised its option to secure a license and release with respect to such Eurologic sales by payment to NSE of a royalty fee of $0.4 million. The Company has filed a claim against the Eurologic acquisition Holdback for the $0.4 million royalty it paid with respect to Eurologic’s pre-acquisition sales. The Eurologic shareholders are disputing the Company’s right to withhold the $0.4 million from the Holdback.

In December 1999, the Company purchased Distributed Processing Technology Corporation (“DPT”). As part of the purchase agreement, $18.5 million of the purchase price was held back (“Holdback Amount”) from former DPT stockholders for unknown liabilities that may have existed as of the acquisition date. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. This caused the Company to file court proceedings against Steven Goldman, the principal shareholder and former president of DPT, alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in the first quarter of fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

In the first quarter of fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 ¾% Convertible Subordinated Notes (“4 ¾% Notes”) for an aggregate price of $83.0 million resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). In the third quarter of fiscal 2004, the Company utilized $124.2 million of the net proceeds from the issuance of the ¾% Convertible Senior Subordinated Notes  (“¾% Notes”) and repurchased $124.2 million in aggregate principal amount of the 3% Convertible Subordinated Notes (“3% Notes”) resulting in a loss on extinguishment of debt of $2.9 million (including unamortized debt issuance costs of $2.9 million). The loss on extinguishment of debt has been included in “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

11. Restructuring Charges

The Company recorded restructuring charges of $2.2 million and $0.9 million for the third quarters of fiscal 2005 and 2004, respectively. The Company recorded restructuring charges of $5.0 million and $2.7 million for the first nine months of fiscal 2005 and 2004, respectively. The restructuring plans entered into in the first nine months of fiscal 2005 are discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2004, please refer to the Notes to Consolidated Financial Statements included in the Company’s Current Report on Form 8-K filed on December 7, 2004. Restructuring charges are not allocated to segments but rather managed at the corporate level.

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. Restructuring Charges (Continued)

Third Quarter of Fiscal 2005 Restructuring Plan:   In the third quarter of fiscal 2005, the Company initiated certain actions to simplify the Company’s structure by streamlining the corporate organization and reducing operating costs. This resulted in a restructuring charge of $2.4 million, which related to the involuntary termination of 46 employees in all functions of the organization and costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in Germany. The expenses associated with this restructuring plan were included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. The Company does not expect to incur any further charges in connection with this restructuring plan.

Second Quarter of Fiscal 2005 Restructuring Plan:   In the second quarter of fiscal 2005, the Company initiated certain actions to consolidate duplicative resources in connection with the acquisition of Snap Appliance, primarily in selling, marketing and administrative functions, and recorded a restructuring charge of $0.7 million. The expenses associated with this restructuring plan were included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. The Company does not expect to incur any further charges in connection with this restructuring plan. For the acquisition-related restructuring plan associated with the Snap Appliance acquisition, please see Note 4 for further details.

First Quarter of Fiscal 2005 Restructuring Plan:   In the first quarter of fiscal 2005, the Company initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, which were completed in the first half of fiscal 2005. The Company recorded a restructuring charge of $0.8 million in the first quarter of fiscal 2005 related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. Additional charges of $1.4 million related to this plan associated with severance and benefits for employees primarily in the area of research and development were taken in the second quarter of fiscal 2005. In the third quarter of fiscal 2005, a provision adjustment of $0.1 million was made related to the fiscal 2004 restructuring plan as severance and benefits were lower than originally anticipated. Restructuring charges related to the first quarter restructuring plan total $2.1 million. The Company does not expect to incur any further charges in connection with this restructuring plan.

The activity in the accrued restructuring reserves related to all of the plans was as follows for the first nine months of fiscal 2005:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2004	$987	$1,773	$2,760
Q1’05 Restructuring Plan	1,657	540	2,197
Q2’05 Restructuring Plan	700	—	700
Q3’05 Restructuring Plan	2,286	102	2,388
Provision adjustment	(305)	(5)	(310)
Cash paid	(3,015)	(605)	(3,620)
Non-cash charges	—	(141)	(141)
Reserve balance at December 31, 2004	$2,310	$1,664	$3,974

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. Restructuring Charges (Continued)

The provision adjustment of $0.3 million related to the first quarter of fiscal 2005 and the fiscal 2004 restructuring plans, of which $0.2 million related to the fiscal 2004 restructuring plan, as severance and benefits and lease costs were lower than originally anticipated. The Company anticipates that the remaining restructuring reserve balance of $4.0 million will be substantially paid out by the first quarter of fiscal 2009, primarily attributable to longer term lease obligations.  The remaining restructuring reserve balance is reflected both in “Accrued liabilities” and “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet.

12. Other Charges

In fiscal 2004, the Company recorded an impairment charge of $5.0 million to reduce the carrying value of certain properties classified as assets held for sale to fair value less cost to sell. The Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, two owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in “Other current assets” in the Consolidated Balance Sheet at March 31, 2004 at their expected fair value less expected cost to sell. In October 2004, the Company completed the sale of these properties that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $9.6 million, which exceeded the Company’s final revised fair value of $6.8 million. As a result, a gain on the sale of the properties of $2.8 million was recorded in the third quarter of fiscal 2005 as a credit to “Other Charges” in the Unaudited Condensed Consolidated Statements of Operations.

13. Net Income (Loss) Per Share

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

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Net Income (Loss) Per Share (Continued)

A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations are as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands, except per share amounts)
Numerators:
Net income (loss)	$22,489	$(3,013)	$14,436	$38,050
Adjustment for interest expense on ¾% Notes, net of taxes	454	—	1,371	—
Adjustment for interest expense on 3% Notes, net of taxes	196	—	—	4,120
Adjusted net income (loss)	$23,139	$(3,013)	$15,807	$42,170
Denominators:
Weighted average shares outstanding—basic	111,136	108,858	110,429	108,408
Effect of dilutive securities:
Employee stock options	1,859	—	1,954	1,992
¾% Notes	19,224	—	19,224	—
3% Notes	2,298	—	—	16,178
Weighted average shares and potentially dilutive common shares outstanding—diluted	134,517	108,858	131,607	126,578
Net income (loss) per share:
Basic	$0.20	$(0.03)	$0.13	$0.35
Diluted	$0.17	$(0.03)	$0.12	$0.33

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Net Income (Loss) Per Share (Continued)

Diluted loss per share for the third quarter of fiscal 2004 was based only on the weighted-average number of shares outstanding during this period, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation for the third quarter of fiscal 2005 and the first nine months of fiscal 2004 and 2005 because their inclusion would have been anti-dilutive. The items excluded for the third quarter and first nine months of fiscal 2005 and 2004 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands)
Outstanding employee stock options	13,971	13,188	14,478	14,264
Warrants(1)	19,624	20,534	19,624	20,534
4¾% Notes	—	—	—	549
3% Notes	—	15,881	2,298	—
¾% Notes	—	19,224	—	19,224

(1)   In connection with the issuance of its ¾% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the ¾% Notes.

The Company adopted EITF 04-08 in its third quarter of fiscal 2005, which required the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met.  As a result of applying EITF 04-08 to the fourth quarter of fiscal 2004 and fiscal 2004, diluted earnings per share have been changed to $0.19 and $0.53, respectively, rather than $0.22 and $0.54 as previously reported. There would have been no impact to diluted earnings per share for the first quarter, second quarter and first half of fiscal 2005.

14. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), which consisted of net income and the changes in net unrealized losses on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands)
Net income (loss)	$22,489	$(3,013)	$14,436	$38,050
Net unrealized losses on marketable securities, net of taxes	(921)	(1,820)	(3,955)	(1,883)
Foreign currency translation adjustment, net of taxes	1,089	859	1,036	911
Comprehensive income (loss)	$22,657	$(3,974)	$11,517	$37,078

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Comprehensive Income (Loss) (Continued)

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	December 31, 2004	March 31, 2004
	(in thousands)
Unrealized gains (losses) on marketable securities, net of income tax provision (benefit) of $(1,179) at December 31, 2004 and $1,443 at March 31, 2004	$(1,769)	$2,186
Foreign currency translation, net of income tax provision of $1,233 at December 31, 2004 and $543 at March 31, 2004	1,850	814
Total	$81	$3,000

15. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the third quarter and first nine months of fiscal 2005, the Company recorded an income tax benefit of $33.4 million and $33.8 million, respectively, on a pre-tax loss of $10.9 million and $19.4 million, respectively. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40% primarily due to changes in the Company’s tax reserves and certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company’s tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rates for the third quarter and the first nine months of fiscal 2005 differ from the combined United States Federal and state statutory income tax rate of 40% primarily due to tax benefits of $21.9 million and $31.9 million respectively from discrete events relating to the method and amount of settled tax controversies. As a result of the settlements, $21.9 million previously recorded as a tax provision was reversed during the third quarter of fiscal 2005. In addition, $4.1 million previously recorded as a tax provision was reclassified as a reduction to additional paid-in capital, $1.8 million previously recorded as a tax provision was reversed and a $4.0 million tax benefit associated with a refund claim was recognized during the second quarter of fiscal 2005. The tax rate for the third quarter and first nine months of 2004 differed from the combined United States Federal and state statutory rate of 40% primarily due to the gain on settlement with the former president of DPT of $49.3 million which is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”), was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. As a result, the Company is currently evaluating whether, and to what extent, to repatriate foreign earnings that have not yet been remitted to the U.S. Until such evaluation is complete, the Company has not accrued income taxes on the accumulated undistributed earnings of the Company’s Singapore subsidiary, as these earnings are currently expected to be reinvested indefinitely. Based on its analysis to date, it is reasonably possible that the Company may repatriate an

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Income Taxes (Continued)

amount between $0 and $650 million, with the respective tax liability ranging from $0 and $59 million. The Company expects to be in a position to finalize its assessment and record any resulting tax liability in its quarter ending by March 2005.

16. Commitments and Contingencies

On June 27, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax returns for fiscal 1994 to 1996. The Company filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the United States Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. The outcome did not have a material adverse effect on the Company’s financial position or results of operations, as sufficient tax provisions had been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

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

In addition, the IRS is currently auditing the Company’s Federal income tax returns for fiscal 1998 through fiscal 2001. In the third quarter of fiscal 2005, the Company has resolved all issues other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. As a result of the resolutions, $21.9 million and $31.9 million previously recorded as a tax provision was reversed during the third quarter and first nine months of fiscal 2005, respectively. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

The Company is a party to other litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected by the outcome of these actions.

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Guarantees

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying financial statements with respect to these indemnification guarantees.

Letters of Credit

In connection with the acquisition of Snap Appliance, the Company maintained an irrevocable standby letter of credit for $500,000 with an approved financial institution under an office lease term, which guaranteed its performance to the landlord. On December 31, 2004, the letter of credit was cancelled.

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in the first nine months of fiscal 2005. The Company has received communications from a customer alleging that the Company is in breach of certain contractual obligations that it assumed in conjunction with its acquisition of DPT. The Company recorded $0.4 million of warranty costs in the third quarter of fiscal 2004 associated with these claims.

	Nine-Month Period Ended
	December 31, 2004	December 31, 2003
	(in thousands)
Balance at beginning of period	$1,598	$1,343
Warranties assumed	2,562	120
Warranties provided	3,932	3,244
Actual costs incurred	(4,188)	(3,051)
Balance at end of period	$3,904	$1,656

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Segment Reporting

In the second quarter of fiscal 2005 and in response to the Snap Appliance acquisition in July 2004 (Note 4), the Company refined its internal organizational structure to operate in three reportable segments: OEM, Channel and DSG. Where historically the Company’s former SSG and SNG segment each offered distinct products across its entire customer base, the new OEM and Channel segments offer an integrated set of products to customers that are specific to the segment. The Company believes that reorganizing its business in a customer-focused manner will enable it to concentrate on addressing the specific business needs of its customers and better coordinate product planning. A description of the types of customers or products and services provided by each reportable segment is as follows:

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

In the third quarter of fiscal 2005, the Company further refined its internal organizational structure such that certain operating expenses previously allocated to segments will now be separately managed at the corporate level. These unallocated corporate income and expenses, which are in the “Other” category, include restructuring charges, other charges, interest and other income, interest expense, and all administrative, research and development and selling and marketing expenses. Summarized financial information on the Company’s reportable segments, under the new organizational structure, is shown in the following table. The segment financial data for the third quarter and first nine months of fiscal 2004 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the third quarters and first nine months of fiscal 2005 and 2004:

	OEM	Channel	DSG	Other	Total
	(in thousands)
Three-Month Period Ended December 31, 2004:
Net revenues	$81,693	$36,270	$8,585	$—	$126,548
Segment income (loss)	23,320	18,841	663	(53,717)	(10,893)
Three-Month Period Ended December 31, 2003:
Net revenues	$74,132	$30,090	$10,921	$—	$115,143
Segment income	24,055	18,217	4,293	(49,206)	(2,641)
Nine-Month Period Ended December 31, 2004:
Net revenues	$224,318	$110,889	$28,543	$—	$363,750
Segment income (loss)	75,606	63,114	8,411	(166,521)	(19,390)
Nine-Month Period Ended December 31, 2003:
Net revenues	$210,093	$89,094	$32,441	$—	$331,628
Segment income (loss)	72,963	54,213	11,601	(100,007)	38,770

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Segment Reporting (Continued)

The following table presents the details of unallocated corporate income and expenses for the third quarters and first nine months of fiscal 2005 and 2004:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in thousands)
Unallocated corporate expenses, net	$(56,258)	$(49,375)	$(164,350)	$(150,135)
Acquired in-process technology	—	—	(5,200)	(3,649)
Restructuring charges	(2,228)	(878)	(4,975)	(2,704)
Other charges	2,755	—	2,755	—
Interest and other income	3,097	3,369	8,599	64,491
Interest expense	(1,083)	(2,322)	(3,350)	(8,010)
Total	$(53,717)	$(49,206)	$(166,521)	$(100,007)

19. Supplemental Disclosure of Cash Flows

	Nine-Month Period Ended
	December 31, 2004	December 31, 2003
	(in thousands)
Non-cash investing and financial activities:
Deferred stock-based compensation	$7,060	$1,582
Adjustment for deferred stock-based compensation	116	1,323
Unrealized loss on available-for-sale securities	(3,955)	(1,883)
Restricted Stock	118	—

20. Subsequent Events

On January 26, 2005, the Company entered into a strategic alliance with Vitesse Semiconductor Corporation to develop and market next generation SAS products. Under the terms of the alliance, Vitesse will employ up to 48 of the Company’s engineering and marketing employees and license certain SAS technology and assets related to the Company’s development of SAS ROC products. The Company expects to incur a charge in the range of $0.7 million to $1.1 million in severance and benefits associated with these employees. Consideration for the licensed technology and assets totaled $1.3 million.

21. Glossary

The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

•       ATA: Advanced Technology Attachment

•       DAS: Direct-Attached Storage

•       DSG: Desktop Solutions Group

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

21. Glossary (Continued)

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

•       SAS:  Serial Attached SCSI

•       SAS ROC:  SAS RAID on Chip

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

•       APB: Accounting Principles Board

•       APB Opinion No. 25—Accounting for Stock Issued to Employees

•       EITF: Emerging Issues Task Force

ADAPTEC, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

21. Glossary (Continued)

•       EITF 95-3—Recognition of Liabilities in Connection with Purchase Business Combinations

•       EITF 00-19—Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock

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

•       SFAS No. 123R—Share-Based Payment

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

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Current Report on Form 8-K filed on December 7, 2004. In the first and second quarters of fiscal 2005, we reorganized our reportable segments, which are described more fully in Note 18 to Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Our critical accounting policies have not changed from our year ended March 31, 2004. For a complete discussion of our critical accounting policies, please refer to our Current Report on Form 8-K filed on December 7, 2004.

Results of Operations

Overview

In the third quarter of fiscal 2005, our revenues grew 10% as compared to the third quarter of fiscal 2004 primarily as a result of our recent acquisitions increasing both systems and component products sales and to a lesser extent new component technologies. Despite our overall revenue growth, we deferred revenues from the distribution channel, as the market share for non-branded servers has shifted from distributors to certain Tier 1 OEMs due to lower pricing advantages.  We expect the transition to SAS to provide an opportunity for non-branded server suppliers to compete more effectively. Gross margins declined in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 due to a decline of products sold to channel customers, which generally have higher gross margins. Operating expenses increased in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004, primarily as a result of additional costs related to our acquisitions.

We have continued in our efforts to grow and strengthen our business and expand our product offerings by streamlining the corporate organization, entering into strategic alliances and making selective acquisitions.

•       On January 26, 2005, we entered into a strategic alliance with Vitesse Semiconductor Corporation to develop and market the next generation SAS products. Under the terms of the alliance, Vitesse will employ up to 48 of our engineering and marketing employees and license certain SAS technology and assets related to our development of SAS ROC products.  Working together, Vitesse will combine its 6Gb/s mixed signal and expander technology and expertise with our RAID, RAID 6 and I/O technology and expertise to jointly develop advanced SAS products. We expect to incur a charge in the range of $0.7 million to $1.1 million in severance and benefits associated with these employees. Consideration for the licensed technology and assets totaled $1.3 million.

•       On December 30, 2004, we further expanded our relationship with IBM to deliver Adaptec-branded RAID controllers and connectivity products for IBM’s eServer iSeries and pSeries servers directly through the IBM channel (“IBM Distribution Agreement”). This arrangement furthers our position of providing IBM customers with scalable storage solutions for the IBM eServer family.

•       On November 30, 2004, we internally announced our intent to simplify our structure by streamlining our corporate organization and reducing operating costs. As a result, we implemented a restructuring plan and recorded a restructuring charge of $2.4 million in the third quarter of fiscal 2005. This charge was utilized to cover the cash payments associated with the involuntary termination of 46 employees and the vacating of certain operating building leases. The plan of action is expected to reduce annual operating expenses by approximately $12 million due to this reduction in workforce, the continued integration of Snap Appliance and the reduction in the usage of contractors and consultants.

•       On July 23, 2004, we acquired Snap Appliance, Inc., or Snap Appliance, a provider of NAS solutions. The acquisition of Snap Appliance allows us to expand our external-storage product portfolio by including network storage systems and to build upon our systems channel business. Results for fiscal 2005 include the full operations of Snap Appliance subsequent to the acquisition.

•       On June 29, 2004, we extended our strategic relationship with IBM to encompass RAID technology for IBM’s eServer product line. We completed the acquisition of IBM’s i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. This acquisition enables us to use IBM’s eServer RAID technology for our internal and external RAID products. Additionally, it allows us to use IBM’s technology to extend the features and performance of our RAID products to be delivered to both IBM and other customers. In conjunction with the acquisition, we also entered into a product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM’s iSeries and pSeries servers. These agreements build upon our existing relationship with IBM that focuses on data protection for IBM’s xSeries servers. We began recognizing revenue and expenses from this transaction in the second quarter of fiscal 2005.

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

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004(2)	December 31, 2003(2)	December 31, 2004(3)	December 31, 2003(3)
Net revenues	100%	100%	100%	100%
Cost of revenues(1)	66	60	60	58
Gross margin	34	40	40	42
Operating expenses:
Research and development(1)	23	22	24	23
Selling, marketing and administrative(1)	17	17	17	18
Amortization of acquisition-related intangible assets	4	4	4	4
Write-off of acquired in-process technology	—	—	2	1
Restructuring charges	2	1	1	1
Other charges	(2)	—	(1)	—
Total operating expenses	44	44	47	47
Loss from operations	(10)	(4)	(7)	(5)
Interest and other income(1)	2	3	3	19
Interest expense	(1)	(2)	(1)	(2)
Income (loss) before income taxes	(9)	(3)	(5)	12
Provision for (benefit from) income taxes	(27)	0	(9)	0
Net income (loss)	18%	(3)%	4%	12%

(1)    Prior period financial statements have been reclassified to conform to current period presentation.

(2)    In the third quarter of fiscal 2005, we implemented a restructuring plan (Note 11), made acquisition related cash payments to former employees of Snap Appliance (Note 4), recorded a gain of $2.8 million on the sale of certain properties (Note 12), made a payment of $0.4 million to Nevada SCSI Enterprises, Inc., or NSE, in the form of a license fee (Note 10) and received a tax benefit from the settlements of disputes with the IRS. In the third quarter of fiscal 2004, we implemented a restructuring plan to consolidate our research and development resources. These transactions affect the comparability of this data.

(3)    In the first nine months of fiscal 2005, we purchased Snap Appliance and the IBM i/p Series RAID component business line (Note 4), implemented restructuring plans in the first, second and third quarter of fiscal 2005 (Note 11), made acquisition related cash payments to former employees of Snap Appliance (Note 4), recorded a gain of $2.8 million on the sale of certain properties (Note 12), made a payment of $1.7 million to NSE in the form of a license fee (Note 10) and received a tax benefit from the settlements of disputes with the IRS. In the first nine months of fiscal 2004, we purchased Eurologic Systems Group Limited, or Eurologic, and ICP vortex Computersysteme GmbH, or ICP vortex (Note 4), implemented restructuring plans to consolidate our research and development resources and recorded a gain of $49.3 million related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT (Note 10). These transactions affect the comparability of this data.

Net Revenues.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
OEM	$81.7	$74.1	10%	$224.3	$210.1	7%
Channel	36.3	30.1	21%	110.9	89.1	24%
DSG	8.5	10.9	(21)%	28.5	32.4	(12)%
Total Net Revenues	126.5	115.1	10%	363.7	331.6	10%

Net revenues from our OEM segment increased by $7.6 million and $14.2 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the corresponding periods of fiscal 2004. The increase was primarily a result of our component products, which included revenue of $10.0 million and $15.2 million in the third quarter and first nine months of fiscal 2005, respectively, from our acquisition of the IBM i/p Series RAID business, as well as increased sales from products based on next generation Serial ATA technology and external storage systems. This was partially offset by a decline in sales volumes of our SCSI products primarily attributable to the transition from our Ultra 160 products to Ultra 320 products in which we have a lower market share.

Net revenues from our Channel segment increased by $6.2 million and $21.8 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the corresponding periods of fiscal 2004. This was primarily due to sales of our systems products, which included revenues of $8.4 million and $11.5 million in the third quarter and first nine months of fiscal 2005, respectively, from our acquisition of Snap Appliance and sales from products based on next generation Serial ATA technology, partially offset by a decrease in our other components products. Net revenues from our Channel segment excluded approximately $4.6 million of products that were shipped prior to December 31, 2004 but for which related revenue was deferred because of the uncertainty regarding levels of stock rotation and price concessions that we would be required to grant to our channel partners with respect to these products. This uncertainty arose based on our evaluation of channel inventory levels and historical channel sell-through data.

Net revenues from our DSG segment decreased by $2.4 million and $3.9 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the corresponding periods of fiscal 2004. This was due to a decline in sales volumes of our SCSI-based desktop computer solutions and our digital media products, offset partially by increased sales of non-SCSI based connectivity products. We expect revenues from our SCSI-based desktop computer solutions to continue to decline as OEMs are incorporating connectivity technologies directly into their products.

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Geographical Revenues:
North America	38%	39%	40%	42%
Europe	35%	34%	32%	31%
Pacific Rim	27%	27%	28%	27%
Total Geographical Revenues	100%	100%	100%	100%

Our international revenues remained relatively flat as a percentage of our total gross revenues in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 primarily as a result of foreign currency fluctuations, which resulted in increased revenues and margins in Europe. Our international revenues grew as a percentage of our total gross revenues in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 primarily as a result of increased sales of our systems products in the Pacific Rim.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. IBM and Dell accounted for 29% and 10% of our total net revenues, respectively, in the third quarter of fiscal 2005. IBM accounted for 21% of our total net revenues in the third quarter of fiscal 2004. IBM and Dell accounted for 23% and 11% of our total net revenues, respectively, in the first nine months of fiscal 2005, and accounted for 18% and 11% of our total net revenues, respectively, in the first nine months of fiscal 2004. We expect IBM to represent a larger percentage of our total net revenues in future periods as a result of the distribution agreement we entered into with IBM in the third quarter of fiscal 2005 and our acquisition of the IBM i/p Series RAID business.

Gross Margin.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Gross Profit	$42.9	$46.6	(8)%	$146.7	$138.8	6%
Gross Margin	34%	40%		40%	42%

The decline in gross margin in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to changes in our customer mix between OEM and channel customers, increased costs associated with our new external storage products sold to IBM and, to a lesser extent, changes in our product mix from higher margin to lower margin products. Although both OEM revenue and channel revenue increased from the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, the overall increase in OEM revenue was greater than the increase in channel revenue by $1.4 million. Gross margins are generally lower from OEM revenue as compared to channel revenue. We believe the channel sell-through shortfall was primarily due to a combination of end users buying from Tier 1 OEM’s and VAR’s configuring Serial ATA based servers rather then SCSI. Costs associated with our new external storage products sold to IBM were higher as a result of increased costs for initial components purchases from suppliers, start-up production costs, high overhead costs associated with lower volumes and the cost of expediting components from suppliers and products to IBM. In addition, the decrease in gross margins was attributable to the decrease in channel revenue related to component products and an increase in the sale of OEM system products. The decrease in gross margin in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to lower gross margins incurred in the third quarter of fiscal 2005. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue, the mix of component and system revenue and our ability to manage OEM external storage product costs.

Research and Development Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Research and Development	$30.0	$25.1	19%	$87.4	$76.5	14%

The increase in research and development expense in the third quarter and first nine months of fiscal 2005 compared to the corresponding periods of fiscal 2004 was primarily a result of increased headcount from the acquisitions of Snap Appliance and the IBM i/p Series RAID business and compensation of $0.4 million and $1.2 million in the third quarter and first nine months of fiscal 2005, respectively, related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement. This was offset by decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2004 and the first and third quarters of fiscal 2005 and decreased deferred compensation charges of $0.5 million and $1.5 million in the third quarter and first nine months of fiscal 2005, respectively, compared to the corresponding periods of fiscal 2004. Deferred compensation charges represented the vesting of restricted stock, unvested cash and assumed stock options in connection with our Platys Communications, Inc., or Platys, acquisition and assumed stock options in connection with our Snap Appliance acquisition.

Our investment in research and development primarily focuses on developing new products for the external storage, IP storage, server storage and networking markets. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs. As a result of the decrease in headcount associated with the Vitesse alliance, we expect to reduce research and development expenses by approximately $1 million per month. We invest in research and development of new technologies, including iSCSI, Serial ATA and Serial Attached SCSI.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$21.3	$19.7	8%	$63.3	$59.6	6%

The increase in selling, marketing and administrative expense in the third quarter and first nine months of fiscal 2005 compared to the corresponding periods of fiscal 2004 was primarily a result of increased headcount from the acquisition of Snap Appliance, compensation of $0.8 million and $2.9 million in the third quarter and first nine months of fiscal 2005, respectively, related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement and increased deferred compensation charges. This was partially offset by decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal 2004 and the first, second and third quarters of fiscal 2005, and the integration and consolidation of Eurologic’s operations, which was completed in the fourth quarter of fiscal 2004. Deferred compensation charges representing the vesting of assumed stock options in connection with our Platys and Snap Appliance acquisitions increased $0.3 million and $0.4 million in the third quarter and first nine months of fiscal 2005, respectively,  compared to the corresponding periods of fiscal 2004.

As our selling, marketing and administrative expense consist primarily of salaries, including commissions, our selling, marketing and administrative expense may fluctuate based on changes to our revenue levels. We will focus on controlling our selling, marketing and administrative spending in a way that allows our revenues to rise faster than our expenses.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$5.1	$4.5	12%	$13.2	$14.1	(6)%

Acquisition-related intangible assets include patents, core and existing technologies, covenants-not-to-compete, supply agreement, foundry agreement, customer relationships, trade names, backlog and royalties. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to seven years.

The increase in amortization of acquisition-related intangible assets in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was due to the amortization of $3.2 million of purchased intangible assets related to the acquisitions of Elipsan Limited, or Elipsan, in February 2004, the IBM i/p Series RAID business in June 2004 and Snap Appliance in July 2004. This was partially offset by acquisition-related intangible assets that became fully amortized in December 2003 associated with our DPT acquisition.

The decrease in amortization of acquisition-related intangible assets in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was due to the acquisition-related intangible assets that became fully amortized in December 2003 associated with our DPT acquisition and certain acquisition-related intangible assets that became fully amortized associated with our Platys and Eurologic acquisitions. This was partially offset by amortization of purchased intangible assets related to the acquisitions of Elipsan, the IBM i/p Series RAID business and Snap Appliance.

Write-off of Acquired In-Process Technology.

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(in millions)
Snap Appliance	$—	$—	$2.2	$—
IBM i/p Series RAID business	—	—	3.0	—
Eurologic	—	—	—	3.6

Projects that qualify as acquired in-process technology represent those in which technological feasibility had not been established and no alternative future uses existed. The amounts allocated to acquired in-process technology were determined through established valuation techniques in the high-technology computer industry.

The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. We believe the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan were expected to grow through fiscal 2009, fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses include costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

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

The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition dates for Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition dates for Eurologic and Elipsan were completed as of March 31, 2004 and December 31, 2004, respectively. We expect remaining costs of approximately $0.5 million and $18.4 million related to Snap Appliance and the IBM i/p Series RAID business, respectively, to bring the planned in-process projects to completion.

Restructuring Charges.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$2.2	$0.9	154%	$5.0	$2.7	84%

The restructuring plans entered into in the first nine months of fiscal 2005 are discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2004, please refer to the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed on December 7, 2004. Restructuring charges are not allocated to segments but rather managed at the corporate level.

Third Quarter of Fiscal 2005 Restructuring Plan:   In the third quarter of fiscal 2005, we initiated certain actions to simplify our structure by streamlining the corporate organization and reducing operating costs. This resulted in a restructuring charge of $2.4 million, which related to the involuntary termination of 46 employees in all functions of the organization and costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in Germany. The expenses associated with this restructuring plan were included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. We do not expect to incur any further charges in connection with this restructuring plan.

As a result of our third quarter of fiscal 2005 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $6.0 million, of which approximately 7%, 37% and 56% will be reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively.

Second Quarter of Fiscal 2005 Restructuring Plan:   In the second quarter of fiscal 2005, we initiated certain actions to consolidate duplicative resources in connection with the acquisition of Snap Appliance, primarily in selling, marketing and administrative functions and recorded a restructuring charge of $0.7 million. The expenses associated with this restructuring plan are included in “Restructuring charges” in the Unaudited Consolidated Statements of Operations. We do not expect to incur any further charges in connection with this restructuring plan. For the acquisition-related restructuring plan associated with the Snap Appliance acquisition, please see Note 4 for further details.

As a result of our second quarter of fiscal 2005 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $2 million, of which approximately 19% and 81% will be reflected as a reduction in cost of revenues and selling, marketing and administrative expense, respectively.

First Quarter of Fiscal 2005 Restructuring Plan:   In the first quarter of fiscal 2005, we initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, which were completed in the first half of fiscal 2005. We recorded a restructuring charge of $0.8 million in the first quarter of fiscal 2005 related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. Additional charges of $1.4 million related to this plan associated with severance and benefits for employees primarily in the area of research and development were taken in the second quarter of fiscal 2005. In the third quarter of fiscal 2005, a provision adjustment of $0.1 million was made related to the fiscal 2004 restructuring plan as severance and benefits were lower than originally anticipated. Restructuring charges related to the first quarter restructuring plan total $2.1 million. We do not expect to incur any further charges in connection with this restructuring plan.

As a result of our first quarter of fiscal 2005 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $5 million, of which approximately 78% and 22% will be reflected as a reduction in research and development expense and selling, marketing and administrative expense, respectively.

Additionally, in the first nine months of fiscal 2005, we recorded a net reduction of $0.3 million to the first quarter of fiscal 2005 and the fiscal 2004 restructuring plans as severance and benefits and lease costs were lower than originally anticipated.

Other Charges.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Other Charges	$(2.8)	$—	100%	$(2.8)	$—	100%

In fiscal 2004, we recorded an impairment charge of $5.0 million to reduce the carrying value of certain properties classified as assets held for sale to fair value less cost to sell. We decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. As a result, two owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in “Other current assets” in the Consolidated Balance Sheet at March 31, 2004 at their expected fair value less expected cost to sell. In October 2004, we completed the sale of these properties that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $9.6 million, which exceeded our final revised fair value of $6.8 million. As a result, a gain on the sale of the properties of $2.8 million was recorded in the third quarter and first nine months of fiscal 2005 as a credit to “Other Charges” in the Unaudited Condensed Consolidated Statements of Operations.

Interest and Other Income.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$2.8	$4.0	(29)%	$8.6	$14.7	(42)%
Gain on settlement with former president of DPT	—	—	—	—	49.3	(100)%
Payment of license fee with NSE	(0.4)	—	100%	(1.7)	—	100%
Loss on redemption of debt	—	(2.9)	(100)%	—	(3.7)	(100)%
Interest on Federal and State Taxes	—	1.1	(100)%	—	1.1	(100)%
Other	0.7	1.2	(42)%	1.7	3.1	(47)%
Total Interest and Other Income	3.1	3.4	(8)%	8.6	64.5	(87)%

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, loss from the repurchase of our 3% Convertible Subordinated Notes, or 3% Notes, loss from the redemption of our 4 ¾% Subordinated Convertible Notes, or 4 ¾% Notes, fluctuations in foreign currency gains or losses and lease income received from third parties.

The decrease in interest and other income in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances, slightly offset by increased interest rates. The decrease in interest and other income in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to a gain recorded in the first nine months of fiscal 2004 of $49.3 million in relation to a settlement with the former president of DPT, as well as to lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances, realized losses on our cash, cash equivalents and marketable securities, a one-time fully paid-up license fee of $1.7 million to NSE, which was recorded in the first nine months of fiscal 2005, primarily for historical products that incorporated certain technology, a loss of $2.9 million related to the repurchase of $124.2 million in principal amount of our 3% Notes, and a loss of $0.8 million on the redemption of $82.4 million in principal amount of our 4 ¾% Notes. For further discussion on the settlement with former president of DPT and NSE, please refer to Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements.

In January 2005, the State Board of Equalization informed us that we will receive a refund for prior qualifying sales and use tax payments totaling approximately $0.7 million that we will record as other income in the fourth quarter of fiscal 2005.

Interest Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Interest Expense	$(1.1)	$(2.3)	(53)%	$(3.4)	$(8.0)	(58)%

Interest expense is primarily associated with our ¾% Convertible Senior Subordinated Notes, or ¾% Notes, and 3% Notes, issued in December 2003 and March 2002, respectively. The decrease in interest expense for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes, partially offset by interest expense related to our ¾% Notes. The decrease in interest expense for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes and 4 ¾% Notes, partially offset by interest expense related to our ¾% Notes. We expect future interest expense to remain relatively constant with the third quarter of fiscal 2005 based upon our outstanding debt obligations of $260.2 million at December 31, 2004.

Income Taxes.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2004	December 31, 2003	Percentage Change	December 31, 2004	December 31, 2003	Percentage Change
	(in millions, except percentages)
Provision for (Benefit from) Income Taxes	$(33.4)	$0.4	(9,074)%	$(33.8)	$0.7	(4,798)%

Income tax provisions for interim periods are based on our estimated annual income tax rate. The estimated annual tax rate for the third quarter and first nine months of 2005 differs from the combined United States Federal and state statutory income tax rate of 40% primarily due to changes to our tax reserves and certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes. We are in ongoing negotiations with the IRS with regard to various tax disputes that may result in settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rates for the third quarter and the first nine months of fiscal 2005 differ from the combined United States Federal and state statutory income tax rate of 40% primarily due to tax benefits of $21.9 million and $31.9 million respectively from discrete events relating to the method and amount of settled tax controversies. As a result of the settlements, $21.9 million previously recorded as a tax provision was reversed during the third quarter of fiscal 2005. In addition, $4.1 million previously recorded as a tax provision was reclassified as a reduction to additional paid-in capital, $1.8 million previously recorded as a tax provision was reversed, and a $4.0 million tax benefit associated with a refund claim was recognized during the second quarter of fiscal 2005. The tax rate for the third quarter and first nine months of 2004 differed from the combined United States Federal and state statutory rate of 40% primarily due to the gain on settlement with the former president of DPT of $49.3 million which is treated as an adjustment to the tax basis in the acquired DPT common stock and does not result in taxable income.

On October 22, 2004, the American Jobs Creation Act of 2004, also referred to as the Act, was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. As a result, we are currently evaluating whether, and to what extent, to repatriate foreign earnings that have not yet been remitted to the U.S. Until such evaluation is complete, we have not accrued income taxes on the accumulated undistributed earnings of our Singapore subsidiary, as these earnings are currently expected to be reinvested indefinitely. Based on our analysis to date, however, it is reasonably possible that we may repatriate an amount between $0 and $650 million, with the respective tax liability ranging from $0 and $59 million. We expect to be in a position to finalize our assessment and record any resulting tax liability in its quarter ending by March 2005.

Liquidity and Capital Resources

Key Components of Cash Flows

Cash used for operations was $16.0 million in the first nine months of fiscal 2005 as compared to cash provided by operations of $68.6 million in the first nine months of fiscal 2004 primarily driven by a decrease in net income from $38.1 million in the first nine months of fiscal 2004 to net income of $14.4 million in the first nine months of fiscal 2005 and a cash payment of $25.0 million related to the distribution agreement we entered into with IBM in the third quarter of fiscal 2005. Operating cash flow for the first nine months of fiscal 2005 were also impacted unfavorably by an increase in accounts receivable offset by the benefit of non-cash items included in operating results. Non-cash items primarily consisted of depreciation and amortization of intangible assets and property and equipment of $35.0 million, write-off of acquired in process technology of $5.2 million and amortization of deferred stock-based compensation of $2.8 million, offset by the non-cash effect on tax settlement of $26.0 million and gain on the sale of long-lived assets of $2.8 million. Operating cash for the first nine months of fiscal 2004 resulted primarily from our net income of $38.1 million, offset by non-cash items of $27.6 million and changes to working capital assets and liabilities, excluding the impact of balances acquired from Eurologic and ICP vortex, of $3.0 million. Non-cash items primarily consisted of the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million, offset by depreciation and amortization of intangible assets and property and equipment of $40.4 million and write-off of acquired in process technology of $3.6 million.

Days sales outstanding increased to 63 at December 31, 2004 as compared to 41 at March 31, 2004 due to the deferral of $4.6 million of revenue and the timing of our shipments in the third quarter of fiscal 2005 and the integration of Snap Appliance and the IBM i/p Series RAID business; the increase was not due to changes in the credit quality of our customers. Annualized inventory turns decreased to 5.5 at December 31, 2004 as compared to 5.7 at March 31, 2004. Overall inventory levels were higher at the end of December 31, 2004 compared to March 31, 2004 due to our beginning to manufacture certain products that were previously outsourced to subcontractors, our Snap Appliance acquisition and increased inventory levels related to new system products.

Cash used for investing activities was $16.7 million in the first nine months of fiscal 2005, which was primarily related to our acquisitions of Snap Appliance and the IBM i/p Series RAID business of $124.0 million, offset by sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $112.5 million. Cash used for investing activities of $36.4 million in the first nine months of fiscal 2004 primarily related to our acquisitions of Eurologic and ICP vortex of $29.9 million and purchases of restricted marketable securities and marketable securities, net of sales and maturities, of $0.5 million.

Cash provided by financing activities was $5.4 million in the first nine months of fiscal 2005, which related to net proceeds received from our issuance of common stock in connection with purchases made under our employee stock purchase plan and the exercise of stock options. Cash used for financing activities of $22.2 million in the first nine months of fiscal 2004 was primarily driven by the repurchase of our 3% Notes and 4 ¾% Notes for $207.2 million, offset by net proceeds from the issuance of our ¾% Notes.

Liquidity.

At December 31, 2004, we had $517.2 million in cash, cash equivalents and marketable securities of which approximately $424.2 million was held by our Singapore subsidiary. In consideration of the American Jobs Creation Act of 2004, we are currently evaluating whether, and to what extent, to repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, however, it is reasonably possible that we may repatriate an amount between $0 and $650 million, with the respective tax liability ranging from $0 and $59 million. If the amount repatriated does not qualify for the Act’s one-time deduction of 85% for certain dividends from controlled foreign corporations, we could incur additional income taxes up to the combined United States Federal and state statutory rate of approximately 40%.

We also acquired an available revolving line of credit of up to $7.5 million through the acquisition of Snap Appliance, of which no borrowings were drawn against the line at December 31, 2004. Under the amended terms of the line of credit, all financial covenants are waived through the term of the line of credit on April 23, 2005.

At December 31, 2004, we had $260.2 million of aggregate principal amount of convertible notes outstanding, consisting of $35.2 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our ¾% Notes that are due in December 2023.

We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and ¾% Notes, respectively. As of December 31, 2004, we had $6.9 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $2.3 million was classified as short-term and $4.6 million was long-term.

The IRS is currently auditing our income tax returns for fiscal 1997 and final settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. We have resolved all issues for fiscal 1998 through fiscal 2001 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. The fiscal 2000 and 2001 audit is ongoing. We believe that we have sufficient tax provisions for these years. We believe the final outcome of the IRS audits will not have a material adverse impact on our liquidity.

We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At December 31, 2004, the carrying value of such investments aggregated $3.3 million. We have also committed to provide additional funding of up to $0.5 million.

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

As of December 31, 2004, we did not have any material changes to our contractual obligations, other than our acquisition of Snap Appliance, which increased our operating lease commitments by $8.6 million primarily through October 2011 related to leased facilities and the distribution agreement we entered into with IBM in the third quarter of fiscal 2005, which increased our fixed payment obligations by $27.1 million through December 2008.

In connection with the acquisition of Snap Appliance, we maintained an irrevocable standby letter of credit for $500,000 with an approved financial institution under an office lease term, which guarantees our performance to the landlord. On December 31, 2004, the letter of credit was cancelled.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is our second quarter of fiscal 2006. This statement will have a significant impact on our results of operations as we will be required to record compensation expense rather than disclose the impact on our results of operations within our footnotes (see Note 3).

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads.

IBM Distribution Agreement

In December 2004, we entered into a distribution agreement on our RAID controllers and connectivity products sold for IBM’s iSeries and pSeries servers. The agreement was made through an amendment to our existing i/p Series RAID supply and intellectual property agreement entered into in June 2004 (See Note 4). The distribution agreement is accounted for as a standalone transaction as it was not contemplated at the time we entered into the original IBM i/p Series RAID transaction.

Under the amended intellectual property agreement, we are required to make fixed and royalty-based payments to IBM. The fixed payments potentially due under the arrangement total $52.1 million, of which $25.0 million was paid in December 2004 and the remainder is due quarterly, in varied installments, through December 2008. A portion of the $52.1 million in total payments is contingent upon IBM purchasing certain levels of our products. We have recorded the full remaining amount payable to IBM of $27.1 million as a liability to “Accrued Liabilities” of $14.6 million and to “Other Long-Term Liabilities” of $12.5 million as we considers payment of the full amount to be probable.

The fixed consideration for the distribution agreement of $52.1 million was recorded as an asset to “Prepaid expenses” and “Other long-term assets” in the Unaudited Condensed Consolidated Balance Sheets and the amortization will be included in “Net revenues” in the Unaudited Condensed Consolidated Statements of Operations over a four-year period reflecting the pattern in which the economic benefits of the assets are expected to be realized. The royalty-based fee per unit is calculated using the average net sales price for units sold within the quarter and baseline royalty rates subject to certain adjustment factors. The royalty-based payments will be recorded as a reduction to revenue in the period the units are sold.

Acquisitions

Snap Appliance:   On July 23, 2004, we completed the acquisition of Snap Appliance, a provider of NAS solutions, to expand our product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN solutions from the workgroup to the data center. The total purchase price was $84.4 million, consisting of $77.4 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. Snap Appliance is included in our Channel segment (Note 18).

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

In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which will be paid, contingent upon their employment with us, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by us. In the third quarter of fiscal 2005, the Unaudited Condensed Consolidated Statements of Operations included compensation expense related to the management incentive program of $1.4 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring. In the first nine months of fiscal 2005, the Unaudited Condensed Consolidated Statements of Operations included compensation expense related to the management incentive program of $4.3 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring.

A portion of the Snap Appliance acquisition price totaling $5.4 million was held back, and in connection with the management incentive program, $1.3 million will be held back for a total of $6.7 million, also referred to as the Snap Appliance Holdback, for unknown liabilities that may have existed as of the acquisition date. The Snap Appliance Holdback will be paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims.

Acquisition-Related Restructuring:   In the third quarter of fiscal 2005, we refined our plan to integrate the Snap Appliance operations related to integrating certain duplicative resources for both severance and benefits in connection with the involuntary termination of 24 employees, exiting duplicative facilities and the disposal of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Snap Appliance. We recorded a preliminary estimate of $6.0 million in the second quarter of fiscal 2005 for these activities. In the third quarter of fiscal 2005, we recorded a $0.8 million increase to the accrued restructuring charges with a corresponding change to goodwill as our plans were further refined. We expect to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed.  Any further changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of December 31, 2004, we had utilized $1.4 million of these charges. We anticipate that the remaining restructuring reserve balance of $5.4 million will be paid out by third quarter of fiscal 2012, primarily related to long-term facility leases.

The acquisition of Snap Appliance is being accounted for as a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired. The allocation was based on an independent appraisal and management’s estimates of fair value. Approximately $2.2 million of the purchase price was allocated to acquired in-process technology and was written off in the second quarter of fiscal 2005. The in-process projects were related to operating system enhancements and system functionality improvements.

IBM i/p Series RAID:   On June 29, 2004, we completed the acquisition of IBM’s i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement grants us the right to use IBM’s RAID technology and embedded Power PC technology for our internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, we also entered into a three-year exclusive product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM’s iSeries and pSeries servers. We also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to us for the term of the supply agreement at agreed upon rates.

The total purchase price is estimated at $49.5 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transactions costs of $0.9 million. In connection with the acquisition, we issued to IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is included in our OEM segment (Note 18).

We also entered into a service agreement for IBM to provide certain research and development services and to provide access to IBM’s semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $9.9 million and is payable in quarterly installments; however, the agreement can be cancelled by us in any quarter, which termination would relieve any obligations for us to make future quarterly installment payments to IBM.

Eurologic:   On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage solutions. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage solutions. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% to 81%; a risk-free interest rate ranging from 1.1% to 2.5%; and an estimated life ranging from 0.08 to 4 years. As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also known as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, was included in “Accrued liabilities” in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2004 and was to have been paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any pending claims. We paid $2.3 million of the Holdback as of December 31, 2004 and have asserted claims against the remaining amount for liabilities of which we became aware following the consummation of the transaction. The former Eurologic stockholders have disputed these claims. We also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to former stockholders of Eurologic. Eurologic’s goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, OEM and Channel (Note 18).

Acquisition-Related Restructuring:   During the fourth quarter of fiscal 2004, we finalized our plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under

EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. We recorded a liability of $3.3 million in fiscal 2004 for these activities. As of December 31, 2004, we utilized approximately all of these charges and the plan is materially complete.

ICP vortex:   On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was a wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection solutions, including SCSI, Serial ATA and fibre channel products. The final purchase price was $14.5 million in cash, which included $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex’s goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, OEM and Channel (Note 18).

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

Elipsan:   On February 13, 2004, we completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan’s storage virtualization technology will enable us to make storage more cost-effective, easier to scale, and increase performance across multiple RAID subsystems. The total purchase price was $19.4 million in cash to acquire Elipsan, which included $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. In the first nine months of fiscal 2005, adjustments were made to both goodwill and the acquisition costs, primarily related to the reversal of the acquisition-related restructuring reserves of approximately $0.6 million. Elipsan’s goodwill and amortizable intangible assets were allocated based on the relative fair values of our two segments, OEM and Channel segment (Note 18).

In-process Technology:   As part of the Elipsan purchase agreement, $4.0 million was allocated to acquired in-process technology and written off in the fourth quarter of fiscal 2004 because technological feasibility had not been established and no alternative future uses existed. The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs. The value for the identifiable intangible were determined by estimating the net cash flows and discounting the estimated net cash flows to their present value.

The percentage of completion of the acquired projects was determined using costs incurred by Elipsan prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date, the projects were approximately 28% complete. All projects outstanding as of the acquisition date for Elipsan were completed as of December 31, 2004.

Acquisition-Related Restructuring:   During the third quarter of fiscal 2005, we further refined our plans related to integrate of the Elipsan operations. The initial plan included the integration of certain duplicative resources, related to both severance and benefits in connection with the involuntary termination of employees and, accordingly, recorded a $0.8 million reserve as of March 31, 2004. In the third quarter of fiscal 2005, we recorded an adjustment of $0.6 million as a reduction to the liability with a corresponding decrease to goodwill as we now intend to retain these employees. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. As of December 31, 2004, we made payments of approximately $25,000 under the plan. We anticipate that the remaining restructuring reserve balance of $0.2 million will be paid out by the second quarter of fiscal 2006.

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

Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in the first nine months of fiscal 2005, our operating results were materially affected by unusual charges, including the write-off of acquired in-process technology from the acquisitions of the i/p Series RAID business from IBM and Snap Appliance.

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Adverse economic conditions in some markets have contributed to the slowdown in the information technology industry and may continue to impact our business, which could result in:

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

Political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If conditions do not improve in affected markets, or if conditions deteriorate further, our business, operating results and financial condition may be adversely affected. We do not expect the trend of lower capital spending among our customers to reverse itself in the near term.

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

We expect that the products we are developing for the network storage marketplace will be an important component of our anticipated future growth, and these products may not be accepted by the market or reach the market in a timely fashion.

We believe that developing products for the network storage marketplace will be an important component of our anticipated future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in July 2004, we acquired Snap Appliance, Inc., a provider of NAS solutions, in February 2004, we acquired Elipsan, a network storage software provider, and in April 2003, we acquired Eurologic, a provider of external and networked storage solutions. The marketplace for advanced storage products is highly competitive. While we are focusing on solutions employing iSCSI technology for this market, other companies are also focusing on network storage solutions based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance continues to be delayed. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers’ products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

If we do not provide adequate support during our customers’ design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competitors.

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

We entered into a strategic alliance with Vitesse for the development of our SAS ROC product and if they fail to develop and bring new products to market in a timely manner it could result in an adverse effect on our business and financial results.

In January 2005, we entered into a strategic alliance with Vitesse for it to develop and market the next generation of our SAS products. Accordingly, we are at risk that Vitesse may encounter challenges in fulfilling its responsibilities under this alliance, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products. The failure of this new product development effort could have an adverse effect on our business and financial results.

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

We produce highly complex products that incorporate leading-edge technologies, including both hardware and software. Software often contains “bugs” which can interfere with expected operations. We cannot assure you that our pre-shipment testing programs will be adequate to detect all defects which might interfere with customer satisfaction, reduce sales opportunities, or affect our gross margins if the cost of remedying the problems exceed reserves established for that purpose. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily, from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and gross margins.

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position.

If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2000, we experienced the impact of other companies’ chip supply shortages, which reduced the demand for certain of our products. This negatively affected our revenues in the first half of fiscal 2001. Similar shortages of components used in our customers’ products could adversely affect our net revenues and financial results in future periods.

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

•       Update equipment and facilities as required for leading-edge production capabilities.

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

Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products from Taiwan Semiconductor Manufacturing Company, or TSMC, and IBM. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

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

We have entered into an expanded relationship with IBM and if the revenue streams are less than anticipated we may incur an impairment of our asset.

In the third quarter of fiscal 2005, we entered into an expanded relationship with IBM that enables us to sell certain Adaptec-branded RAID controllers and connectivity products for IBM’s eServer iSeries and pSeries servers directly through the IBM channel. As part of this agreement, we committed to payments totaling $52.1 million. If, in the future, the revenue we expect to generate from this agreement is less than we currently anticipate, we could incur an impairment of this asset which could adversely affect our financial results.

We have entered into an expanded relationship with IBM and if we do not fulfill our responsibilities under this agreement, it could result in a loss of revenues.

In the first quarter of fiscal 2005, we entered into an expanded relationship with IBM to supply external storage products and further expanded this relationship during the third quarter of fiscal 2005. We may encounter challenges in fulfilling our responsibilities under this expanded relationship such as, timely completion and introduction of product designs to meet the specifications of IBM, quality of new products introduced, product costs, sales forecasting, material planning and inventory management to meet its demand forecast. If we do not fulfill our responsibilities under this agreement, product shipments could be affected , which could result in delayed or lost revenues and customer dissatisfaction. In addition, if we are not successful in achieving our targeted costs and pricing assumptions we could incur losses from the sale of our products.

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

We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products and for the assembly and manufacturing of a portion of our systems products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. For example, we employ Quanta Computer, Inc. and Sanmina-SCI Corporation to manufacture certain products related to the acquisition of Snap Appliance. We also employ Celestica, Inc. and Jabil Circuit, Inc. to manufacture products related to the IBM i/p Series RAID business. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. For example, in the third quarter of fiscal 2005, Quanta Computer, Inc. could not meet our manufacturing needs and as a result initial product delivery dates committed to customers was not met. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.

We derived approximately 40% of our gross revenues for the first nine months of fiscal 2005 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

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

Historically, a small number of our customers has accounted for a significant portion of our revenues. During the first nine months of fiscal 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 73% of our total gross revenues. In addition, IBM and Dell represented 23% and 11%, respectively, of our total net revenues in the first nine months of fiscal 2005. We expect IBM to represent an even larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business and our recently announced supply agreement with IBM. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We have implemented several restructuring plans to reduce our operating costs, including in the first, second and third quarters of fiscal 2005, and in fiscal 2004 and fiscal 2003, and recorded related restructuring charges of $5.0 million, $4.3 million and $14.3 million in the first nine months of fiscal 2005, fiscal 2004 and 2003, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our international operations involve risks, and may be subject to political or other non-economic barriers to our being able to sell our products in certain countries, local economic conditions that reduce demand for our products among our target markets, and potential disruption in the supply of necessary components.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Note 1 of the Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed on December 7, 2004 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products will be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate will increase, which would adversely affect our financial results. Additionally, we held $424.2 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at December 31, 2004. From time to time we may need to repatriate our cash from Singapore to the United States. If the amount repatriated does not qualify for the American Jobs

Creation Act of 2004’s one-time deduction of 85% for certain dividends from controlled foreign corporations, we could incur additional income taxes at up to the combined United States Federal and state statutory rate of approximately 40%, which would negatively affect our results of operations and financial condition.

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.

On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies and settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. We have resolved all issues other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments, and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

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

In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we rely, in part, on operating cash flows and the capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

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

We continue to hold minority interests in privately held venture funds. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investment in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

Recently enacted changes in securities laws and regulations have increased and may continue to increase our costs.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase our expenses as we evaluate the implications of these rules and devote resources to respond to their requirements. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. We are in the process of completing the documentation of our controls and testing their effectiveness and expect that our management will be able to provide a favorable assessment. However, this evaluation and attestation process is new and neither our independent registered public accounting firm nor we have significant experience with it, and we cannot be assured that our independent registered public accounting firm and we will reach a favorable conclusion under Section 404. If we fail to do so on a timely basis, investor confidence in us could be adversely affected and our results of operations could be adversely affected as we seek to address any shortcomings, and as a result our stock price could decline.

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

Our operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenues and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, near major earthquake faults. Additionally, our primary wafer supplier, TSMC, is located in Taiwan, which has experienced significant earthquakes in the past. A severe earthquake could cause disruption to our employees or interrupt the manufacturing process, which could affect TSMC’s ability to supply wafers to us, which would negatively affect our business and financial results. The ultimate impact on us and our general infrastructure of being located near major earthquake faults is unknown, but our net revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits

Exhibit Number	Description
Exhibit 10.1	Amended Adaptec Incentive Plan.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Vice President and Chief Financial Officer
	(principal financial and accounting officer)	Date: February 7, 2005

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Amended Adaptec Incentive Plan.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.