Form 10-K
period 2005-03-31
ADAPTEC INC
filed 2005-06-14
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2005

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

Common Stock, $.001 Par Value

Common Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $882,234,374 based on the closing sale price of the Registrant's common stock on The Nasdaq National Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At June 3, 2005, the Registrant had 112,481,235 shares of Common Stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders.

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

        For your convenience, we have included, in Note 20 to the Notes to Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Annual Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Overview

        We design, manufacture and market storage products and software that are easy to manage and enable organizations to move, manage and protect critical data and digital content. Our software and hardware products range from ASIC and RAID components to external storage arrays, and span SCSI, SAS, SATA, Fibre Channel, and iSCSI technologies. Our broad range of chips, add-in cards and network storage arrays gives businesses a migration path from internal to external storage. Our products use a common management tool designed to simplify storage administration and reduce related costs. Our products are sold through OEMs and distribution channel customers to enterprises, small and midsize businesses, government agencies, VARs, direct marketers, and retail users across geographically diverse markets.

        In fiscal 2005, we focused on strengthening our market position through innovation and acquisition. We compete in the markets we serve on the basis of key technologies, ease-of-use, cost effectiveness and brand as follows:

  •
  PCI, PCI-X RAID Controllers.  We provide PCI and PCI-X RAID controllers based on SCSI and SATA technologies that enable end users to connect the various components of their storage networks. We are also developing SAS RAID controllers for increased storage performance. We have an established proprietary RAID code that we leverage across our hardware, providing customers with continuous data protection and enabling migration between technology interfaces. Our PCI and PCI-X RAID controllers are primarily used in servers ("Host-based") for DAS, but storage array applications represent a growing market for these products.

  •
  External Storage Arrays.  We provide a broad range of external storage options based on Fibre Channel and iSCSI interfaces and ATA, SATA, SCSI and SAS disk drive interface technologies at a variety of prices. Our storage arrays enable customers to access storage that is cost-effective and easy to manage for many applications. Our external storage products leverage our host based components and RAID software. During fiscal 2005, we acquired Snap Appliance, Inc., a leading volume supplier of network attached storage products, which is significantly expanding our storage systems product line. We also completed development of our Flexible Storage Architecture technology and began shipment of products incorporating that technology to International Business Machines, Corp., or IBM.

  •
  Storage Management Software.  Our storage products include storage management software that enables customers and IT managers to easily manage storage across DAS and SAN environments.

  •
  Storage Software.  We offer software that includes storage virtualization, snapshot technology, data synchronization, and data replication, which, when combined with our hardware, helps to further simplify storage management.

  •
  ASICs.  We develop and deliver ASIC products containing I/O and RAID functionality to many of our OEM customers and to a lesser extent, our Channel customers. Our board-level solutions also contain our ASICs. Our ASICs are highly complex and run on the most current ASIC technologies, resulting in high cost to design and produce. During the year, we entered into separate strategic alliances with Vitesse Semiconductor Corporation, or Vitesse, and ServerEngines LLP, or ServerEngines whereby Vitesse and ServerEngines took over the design of certain ASICs. We believe that these alliances allow us to better focus on our core competencies of delivering an end-to-end product line of internal and external storage products and software based on next-generation technologies, while saving research and development costs and providing our customers with faster time to market.

  •
  Solid Brand Equity.  We have been providing reliable storage access products for more than 24 years and have built a reputation for making complex storage technologies easy to use. We believe that these factors have provided us with strong brand recognition and customer loyalty.

        In fiscal 2005, we refined our internal organizational structure to operate in three reportable segments: OEM, Channel and DSG. Where historically our former SSG and SNG segment each offered distinct products across our entire customer base, the new OEM and Channel segments offer an integrated set of products to customers that are specific to the segment. We believe that reorganizing our business in a customer-focused manner enables us to efficiently concentrate on addressing the specific business needs of our customers and better coordinate product planning. Our business segments are:

  •
  OEM:  Our OEM group provides storage products directly to OEMs or to ODMs that supply OEMs, enabling them to resell next-generation storage products built on Adaptec intellectual property. OEM customers are characterized by long sales and design cycles involving close collaboration between ours and OEMs' engineering teams. We currently sell all of our storage technologies, except DSG products, in various form factors, such as storage arrays, board-level products, ASICs and stand-alone software, to our OEM customers.

  •
  Channel:  Our Channel group provides storage products to VARs and end users through our network of distribution and reseller customers. Channel customers are characterized by shorter sales cycles than OEM customers and channel customers purchase standard products. We currently sell many of the technologies we provide to our OEM customers to our Channel customers generally in storage array or board-level form factors.

  •
  DSG:  Our DSG group provides high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. We sell these products to retailers, OEMs and distributors.

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

Business Segment and Products Overview

        In fiscal 2005, our OEM segment accounted for $296.3 million of our net revenues, our Channel segment accounted for $140.3 million of our net revenues and our DSG segment accounted for $38.3 million of our net revenues (See Note 17 of the Notes to Consolidated Financial Statements for further discussion of our operating segments' results).

        Following are discussions of our key product offerings for our OEM and Channel businesses, as well as our DSG business. As our OEM and Channel segments are based upon our customers, the segments have similar key product offerings.

OEM and Channel

Software

        Our products incorporate software that simplifies data management and protection for businesses of all sizes. We distribute the software through various methods. Some of our software is licensed independent of the hardware to run on a range of products, including ours.

        A discussion of the software we license is as follows:

        Snap EDR.    Snap EDR is a high-performance product that scales to meet the business-critical data management, protection and movement requirements of large distributed enterprises. It provides an affordable solution for enterprise-class data mobility and management of remote data, allowing users to easily move files between Snap Servers and Windows, Linux, and UNIX servers. With integrated encryption for secure file transfer, companies can transmit sensitive data across inexpensive Internet connections via a public WAN. Snap EDR is a flexible product whose functionality can be expanded with the purchase of additional software modules. Snap EDR is a Channel segment product only.

        Host RAID.    Host RAID technology allows our customers to leverage the I/O components already incorporated on their servers to connect them with RAID-provided low cost protection. To date, such functionality has been considered important for mission critical data only. Host RAID enables customers not only to protect their data drives but also to include protection for the boot drives.

        The following software products are available in combination with hardware or can be purchased as an upgrade.

        RAID.    Our RAID technology reduces a customer's dependence on the reliability of a single disk drive by duplicating data across multiple drives. We apply our RAID technology to disk drive interfaces, including SCSI, ATA and SATA, in order to make our RAID software, firmware and hardware available across low- to high-end servers. The new RAID 6 standard can sustain two simultaneous drive failures in an array without downtime or data loss. In fiscal 2005, Adaptec became one of the first vendors to ship a SAS RAID 6 solution. IBM has standardized on Adaptec RAID 6 software as well as our Zero Channel SAS RAID controller for IBM's new x366 xSeries servers. We are incorporating Adaptec RAID 6 software into other Adaptec products to provide next-generation data protection.

        Server-to-Server Synchronization.    For small businesses, Server-to-Server Synchronization software provides data replication between two Snap Servers, either between two SnapOS servers (Snap Server 1100 or 2200), between GuardianOS Snap Server 4500 and 4200, and/or Windows servers. This offers customers data protection in a small backup window and, in case of disaster, access to the data without costly downtime. Server-to-Server Synchronization is a Channel segment product only.

        Storage-Virtualization.    Our storage-virtualization software enables organizations to simplify management of multiple homogenous external storage systems.

        Adaptec Storage Manager.    Adaptec Storage Manager is a single RAID storage management system that enables customers and IT managers to easily manage storage across DAS and SAN environments. It allows the user to configure, expand, manage and monitor local and remote RAID storage from a single client workstation.

        GuardianOS.    GuardianOS provides data management for distributed enterprises. It offers scalability, centralized storage management and a comprehensive suite of data protection tools for consolidating data, simplifying management and reducing storage total cost of ownership.

Components.

        Host I/O.    Driven by market needs for capacity and data protection, the host I/O interfaces support various connectivity requirements between the central processor to internal and external peripherals, including external storage devices. Adaptec host I/O products, which incorporate our proprietary ASIC technologies, provide customers with high-speed PCI, PCI-X and SCSI or SATA technology. These technologies can be applied to all digital applications. We have provided next-generation SAS products to OEMs for testing and development.

        In June 2004, we completed an acquisition and licensing agreement with IBM for RAID intellectual property and the delivery of Adaptec RAID controllers for IBM's eServer iSeries and pSeries servers or IBM i/p Series. In December 2004, we expanded this relationship with IBM to deliver Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM's i/p Series directly through IBM's sales channel. Host I/O is an OEM segment product only.

        iSCSI/TCP/IP Offload Engine.    iSCSI is specifically designed to enable cost-effective SANs to be deployed to a broad market, using existing Ethernet infrastructure and protocols, and provide lower total cost of ownership by retaining the existing networking, interoperability, manageability, and compatibility advantages of Ethernet. iSCSI also leverages the knowledge base among IT professionals and can be as easy to manage as DAS, while at the same time being significantly more scalable. With this technology, our customers will be able to use inexpensive, readily available Ethernet switches, hubs and cables to implement iSCSI-based SANs. iSCSI HBAs are a Channel segment product only. Our networking focus has been on the development of products that will provide iSCSI and TOE functionality, TOE NICs and FC/IP ASICs. We have invested over five years of research and development efforts in iSCSI products. As a result of the strategic alliance that we entered into with ServerEngines in March 2005, we believe we have accelerated our ability to deliver next-generation iSCSI products that can provide higher performance (10Gb/s).

Systems.

        External Storage.    External storage enables highly efficient storage management without affecting server performance and allows for improved economics by consolidating shared storage across multiple servers. Our Snap Appliance products enable us to deliver end-to-end block- and file-based networked storage and software products to our channel customers. In September 2004, we had our first large design win with IBM to provide their external storage solution (DS300 and DS400) focused on the small to medium businesses market.

        Our external storage products are both serial direct attached and SAN based JBODs that provide direct attached and networked data storage for small to medium business and mission-critical applications, including data warehousing, transaction processing, email archiving, streaming video, and medical imaging. Our external storage products are highly flexible RAID products that are simple to install, scale, manage and maintain.

Desktop Storage Group (DSG)

        Our DSG segment develops, manufactures and markets high-performance I/O connectivity, digital media products and flexible desktop storage for users and professionals in the desktop PC and notebook aftermarket. Our connectivity products enable connections between computers, peripherals and user electronic devices. Our digital media products, including video and Media Center products, enable users to capture, create, manage and share television, digital audio and video on their computers, CDs and DVDs. In fiscal 2005, we introduced our USB 2.0 Hard Drive Enclosure Kit, which provides an easy, fast and efficient storage solution for personal computer users.

        I/O Connectivity.    Our current I/O products include connectivity products based on USB 2.0, FireWire/1394, SCSI and SATA technologies. USB 2.0 and FireWire/1394 technologies handle high-bandwidth data transfers at high speeds; they are fast, configurable and easy-to-use interface products that connect PCs to digital video camcorders, digital cameras, external storage devices and other peripherals. The emergence of digital video and multimedia applications has created the need to move large amounts of data between peripherals and PCs. USB 2.0 and FireWire/1394 technologies offer a versatile, high-speed, low-cost method of interconnecting a variety of PC peripherals and user electronic devices. Our USB 2.0 connectivity products maintain backward-compatibility with current USB 1.1 devices. Our FireWire/1394 connectivity products can handle high-bandwidth data transfer rates and can connect a large number of external devices. In addition, our USB 2.0 and FireWire/1394 combo cards allow users to add USB 2.0 and FireWire/1394 connections to their computers with a single card. Our FireWire/1394 products also include software that allows users to capture, edit and share video content.

        DSG products also include the family of SCSI HBAs for desktops and laptops that bring high-speed connectivity to the desktop, enabling users to quickly move and manage high volumes of data to and from internal and external storage devices. We recently announced the availability of controllers based on SATA technology that provide a cost-effective, easy-to-install connection to hard drives to enhance access to data- and bandwidth-intensive applications, such as video, audio, games and other multimedia. Our USB 2.0 hub products connect to an existing USB port to provide up to seven USB 2.0 connections, enabling users to easily connect multiple devices to a single computer.

        Video.    Our analog video products enable users to capture and digitize audio and video from analog sources such as camcorders and VHS tapes, then edit and transfer those images to CDs and DVDs. VideOh! DVD enables users to convert home movies into a digital format and personalize content with special effects, sounds, titles and interactive DVD menus. The VideOh! hardware video encoder compresses video into a fully DVD compliant MPEG-2 or MPEG-1 video stream and may be connected to the computer's USB 2.0 or 1.1 port. VideOh! PCI provides the same functionality as our VideOh! DVD product for installation in a computer card slot. VideOh! CD provides an easy way to transfer analog home movies to Video-CD using a CD-RW drive with a USB 1.1 port.

        Desktop Storage.    Our USB 2.0 Hard Drive Enclosure Kit for both PC and MAC users provides a portable solution for adding a new hard drive or extending the life of an old one, allowing the conversion of an internal hard disk drive to an external high-speed mobile drive. The easy-to-use enclosure kit supports a high-capacity IDE/ATA hard disk drive of up to one terabyte and supports data transfer rates up to 480 megabits per second.

Sales, Marketing and Customers

        We supply a broad range of storage products and maintain a sales, distribution, service, and support infrastructure to help customers implement these products.

        We sell our products through our sales force to OEMs worldwide, who market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the specific requirements of end users. The OEM sales force focuses on developing relationships with OEM customers. The sales process involved in gaining major design wins can be complex, lengthy, and expensive. Sales to these OEM customers accounted for approximately 62% of our total gross revenues in fiscal 2005.

        We also sell through our sales force to distribution customers worldwide, who market our products under the Adaptec brand; they, in turn, sell to VARs, systems integrators and retail customers. We also sell directly to direct marketers, VARs and retail customers who market our products under the Adaptec brand. We provide training and support for our distribution customers and to VARs and systems integrators. We also sell board-based products and provide technical support to end users worldwide through major computer-product retailers. Sales to distribution customers accounted for approximately 38% of our total gross revenues in fiscal 2005.

        We emphasize customer support as a key element of our marketing strategy and maintain technical applications groups at our corporate headquarters and in the field. Such support includes assisting current and prospective customers in the use of our products, writing application notes and conducting seminars for system designers. The systems-level expertise and software experience of our engineering staff are also available to customers with particularly difficult design problems. A high level of customer support is also maintained through technical support hotlines, email and dial-in-fax capabilities.

        Our top revenue-based OEM customers in fiscal 2005, in alphabetical order, were Dell, Fujitsu-Siemens, Hewlett-Packard, IBM, and Intel. Our top revenue-based distributors in fiscal 2005, in alphabetical order, were CPI Computer Partner Handels GmbH, Ideal Hardware, Ingram Micro, Synnex, and Tech Data. We also sell direct to a number of manufacturing facilities, including Hon Hai Precision, Inventec, Kingston, Sanmina-SCI, and Solectron, which generally act as third-party manufacturers for our OEM customers. Our top revenue-based retail customers in the DSG segment in fiscal 2005, in alphabetical order, were Best Buy, Circuit City, CompUSA, Fry's Electronics, and Micro Center.

        In fiscal 2005, IBM and Dell accounted for 24% and 11% of our net revenues, respectively. In fiscal 2004, IBM and Dell accounted for 18% and 10% of our total net revenues, respectively. In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of our total net revenues, respectively. Our sales to Ingram Micro are currently made under two separate master purchase agreements, covering sales to the United States, Canada, Latin America, Asia, and Europe. These master purchase agreements, similar to agreements we may have in place with other customers, are intended to facilitate purchase transactions between Ingram Micro and Adaptec and do not require Ingram Micro to make purchases from us in any prescribed amount.

        We have entered into several arrangements with IBM over the past several years. In May 2000, we entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002, and obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, we granted IBM a license to use all of our patents for the same period. In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we deliver RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. In June 2004, we completed an acquisition and licensing agreement with IBM for RAID intellectual property and the delivery of Adaptec RAID controllers for IBM's eServer iSeries and pSeries servers or IBM i/p Series. In December 2004, we expanded the i/p Series relationship with IBM to deliver Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM's i/p Series directly through IBM's sales channel. For further discussion on agreements between us and IBM, please refer to Notes 2 and 13 to the Notes to Consolidated Financial Statements.

International

        We maintain operations in nine countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides stability to our operations and revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

        A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 17 in the Notes to Consolidated Financial Statements. We generated approximately 65% of our overall gross revenues in 2005 from outside of the United States. These sales include sales to foreign subsidiaries of U.S. companies. A majority of our net revenues originating outside the United States was from commercial customers rather than foreign governments.

Competition

        The markets for all of our products within the OEM, Channel and DSG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards, and competitive price pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on delivering a comprehensive set of storage products that simplify storage management for organizations of all sizes. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals.

        We believe the principal competitive factors in the markets for our OEM and Channel products are: product price/performance, product features and functionality, reliability, technical service and support, scalability and interoperability, and brand awareness. In the components portion of our OEM and Channel businesses, we compete primarily with product offerings of Applied Micro Circuits Corporation (3Ware), Broadcom, LSI Logic and Promise. In the systems portion of our OEM and Channel businesses, we compete with product offerings of Dell, Dot Hill, EMC, HP, LSI Logic (Engenio), Network Appliance, Xyratex and several other smaller companies.

        We believe the principal competitive factors in the markets for our DSG products are: product price/performance, brand awareness and distribution breadth, reliability, and technical service and support. In the DSG segment, our SCSI products compete primarily against products using technology alternatives such as USB and FireWire/1394, which are available from companies such as Belkin and SIIG, and our digital media products compete with product offerings of Hauppauge Computer Works and Pinnacle Systems. Our desktop storage solutions also compete against products using alternative technologies, such as flash drives and removable media storage, which are available from a variety of companies.

Backlog

        Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales. Our backlog at March 31, 2005 was approximately $25.3 million, consisting of $19.9 million related to our OEM segment, $3.7 million related to our Channel segment and $1.7 million related to our DSG segment. Our backlog at March 31, 2004 was approximately $25.5 million. We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at many of our major OEMs sites. product ordering and delivery occur when the OEM customer accepts our product into their inventory.

Manufacturing

        Our manufacturing operations are located in Singapore. Our products make extensive use of standard logic, printed circuit boards and random access memory from several outside suppliers in addition to our custom designed integrated circuits. We employ Surface Mount Technology Corporation, or SMTC, to manufacture certain of our ServeRAID products that are sold to IBM. We employ Celestica, Inc. and Jabil Circuit, Inc. to manufacture products related to the IBM i/p Series RAID business. We also employ Quanta Computer, Inc. and Sanmina-SCI Corporation to manufacture certain products related to the acquisition of Snap Appliance, Inc. We believe that SMTC, Celestica, Jabil Circuit, Quanta Computer and Sanmina-SCI will be able to meet our anticipated needs for both current and future technologies.

        All semiconductor wafers used in manufacturing our products are processed to our specifications by outside suppliers. We purchase processed wafers from Taiwan Semiconductor Manufacturing Company, or TSMC and IBM. We believe that TSMC and IBM will be able to meet our anticipated needs for both current and future technologies. Our final assembly and test operations are performed by Amkor Technology and Advanced Semiconductor Engineering.

        Our manufacturing facility in Singapore has earned ISO-9002 certification, reflecting compliance to a high level of quality in product design, development and production.

Patents and Licenses

        We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights and trade secret laws. We maintain a patent award program that encourages our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2005, we had 347 issued patents, expiring between 2007 and 2023, covering various aspects of our technologies. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

        In May 2000, we entered into a patent cross-license agreement with IBM. Under the agreement, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2004. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004, and we granted IBM a license to use all of our patents for the same period. In March 2002, the patent cross-license agreement was amended to extend the term to June 30, 2007.

Research and Development

        We continually enhance our existing products and develop new products to meet changing customer demands. The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements.

We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage-access products across a broad range of users and platforms. We also expect to continue to make acquisitions and investments where appropriate.

        Approximately one-third of our employees are engaged in research and development. In fiscal 2005, 2004 and 2003, our research and development expenses were $113.8 million, or 24% of total net revenues, $102.8 million, or 23% of total net revenues and $118.4 million, or 29% of total net revenues, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, amortization of purchased technology and subcontracting costs.

        We entered into two strategic alliances in fiscal 2005 with ServerEngines and Vitesse related to a portion of our ASIC development. These alliances are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We anticipate that we will continue to have significant research and development expenditures in the future in order to continue to offer innovative, high-quality products and services to maintain and enhance our competitive position. Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and SAS.

Environmental Laws

        Certain of our operations involve the use of substances regulated under various federal, state and international environmental laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments.

        The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead, which is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. This may require additional capital expenditures. In addition, the costs associated with compliance may negatively impact our results of operations and competitive position. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. Based upon current information available to us, we believe that we will be able to comply with the RoHS Directive within the applicable time period. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

        The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

Employees

        As of March 31, 2005, we had 1,525 employees. We believe that we currently have favorable employee relations. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

RISK FACTORS

        Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

        Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In addition, in fiscal 2005, our operating results were materially affected by unusual charges, including the write-off of acquired in-process technology from the acquisitions of the i/p Series RAID business from IBM and Snap Appliance, impairment of goodwill related to the Channel segment and the recording of a valuation allowance on net deferred tax assets.

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

        Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.    Adverse economic conditions in some markets may impact our business, which could result in:

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

        We depend on a few key customers and the loss of any of them could significantly reduce our revenues.     Historically, a small number of our customers has accounted for a significant portion of our revenues. During fiscal years 2005, 2004 and 2003, sales to the ten customers from which we received the greatest revenues accounted for approximately 73%, 70% and 73% of our total gross revenues, respectively. In addition, IBM represented 24%, 18% and 13%, respectively, of our total net revenues in fiscal years 2005, 2004 and 2003, and Dell represented 11%, 10% and 14%, respectively, of our total net revenues in fiscal years 2005, 2004 and 2003. We expect IBM to represent an even larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business and our supply agreement with IBM. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

        We expect that the products we are developing for the network storage marketplace will be an important component of our anticipated future growth, and these products may not be accepted by the market or reach the market in a timely fashion.    We believe that developing products for the network storage marketplace will be an important component of our anticipated future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in July 2004, we acquired Snap Appliance, Inc., a provider of NAS products, in February 2004, we acquired Elipsan, a provider of networked storage infrastructure software, and in April 2003, we acquired Eurologic, a provider of external and networked storage products. The marketplace for advanced storage products is highly competitive. While we are focusing on products employing iSCSI technology for this market, other companies are also focusing on network storage products based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance continues to be delayed. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers' products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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

        We have introduced RAID-enabled products based on the next generation SATA technology and delivered our products based on SAS technology to certain major OEMs for testing and integration. We will not succeed in generating significant revenues from our new SATA and SAS technology products if the market does not adapt to these new technologies, which would, over time, adversely affect our net revenues and operating results.

        Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline.    The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

  Technologies:

  •
  ATA

  •
  Fibre channel

  •
  FireWire/1394

  •
  IPsec

  •
  iSCSI

  •
  PCI

  •
  PCI-Express

  •
  PCI-X

  •
  RAID

  •
  SAS

  •
  SATA

  •
  SCSI

  •
  SMI-S

  •
  Ultra DMA

  •
  USB

  Operating Systems:

  •
  Linux

  •
  Macintosh

  •
  Netware

  •
  OS/2

  •
  UNIX

  •
  Windows

        If user acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results.

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

        We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.    The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead that is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from products we sell by July 1, 2006, as required by the RoHS Directive. This may require us to make additional capital expenditures. In addition the costs associated with compliance may negatively impact our operating results and competitive position. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. If we are unable to comply with this Directive, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

        The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

        We entered into strategic alliances with Vitesse for the development of our SAS ROC product and with ServerEngines to advance our development of iSCSI products, and if these companies fail to develop and bring new products to market in a timely manner it could result in an adverse effect on our business and financial results.    In January 2005, we entered into a strategic alliance with Vitesse for it to develop and market the next generation of our SAS products. In March 2005, we entered into a strategic alliance with ServerEngines to develop and market the next generation of our IP storage products, such as 10Gb iSCSI. Accordingly, we are at risk that Vitesse and ServerEngines may encounter challenges in fulfilling their responsibilities under these alliances, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products. The failure of this new product development effort could have an adverse effect on our business and financial results.

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

        If we are unable to compete effectively, our net revenues could be adversely affected.    The markets for all of our products are intensely competitive and are characterized by the following:

  •
  Rapid technological advances;

  •
  Frequent new product introductions;

  •
  Evolving industry standards; and

  •
  Price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to products employing Ultra 320 technology has adversely affected revenues from our SCSI products. Our future success will depend on the level of acceptance of our external storage products and products based on the next generation SATA and SAS technologies by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products.

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

        Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.    In fiscal 2005, we acquired Snap Appliance, and the i/p Series RAID business from IBM In fiscal 2004, we acquired Elipsan, ICP vortex, a provider of a broad range of hardware and software RAID data protection products, and Eurologic, a provider of external and networked storage products. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into a technology licensing agreement with IBM in fiscal 2002. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

  •
  Conduct acquisitions that are timely, relative to existing business opportunities;

  •
  Successfully prevail over competing bidders for target acquisitions at an acceptable price;

  •
  Invest in companies and technologies that contribute to the growth of our business;

  •
  Incorporate acquired operations into our business and maintain uniform standards, controls and procedures;

  •
  Retain the key employees of the acquired operations; and

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

        Product quality problems could lead to reduced revenues and gross margins.    We produce highly complex products that incorporate leading-edge technologies, including both hardware and software. Software often contains "bugs" which can interfere with expected operations. We cannot assure you that our pre-shipment testing programs will be adequate to detect all defects which might interfere with customer satisfaction, reduce sales opportunities, or affect our gross margins if the costs of remedying the problems exceed reserves established for that purpose. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily, from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and gross margins.

        If there is a shortage of components used in our customers' products, our sales may decline, which could adversely affect our results of operations and financial position.    If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2005, we experienced the impact of other companies' enterprise drive shortages, which reduced the demand for our SCSI-related products from our OEM and channel customers. This negatively affected our revenues in the fourth quarter of fiscal 2005 and we expect that it will impact the first quarter of fiscal 2006. Similar shortages of components used in our customers' products could adversely affect our net revenues and financial results in future periods.

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

        We have entered into an expanded relationship with IBM and if the revenue streams are less than anticipated we may incur an impairment of our asset.    In December 2004, we entered into an expanded relationship with IBM that enables us to sell certain Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM's i/p Series directly through IBM's sales channel. As part of this agreement, we committed to payments totaling up to $52.1 million. If, in the future, the revenue we expect to generate from this agreement is less than we currently anticipate, we could incur an impairment of this asset which could adversely affect our financial results. For further discussion on the expanded relationship with IBM, please refer to Note 13 to the Notes to Consolidated Financial Statements.

        We have entered into an expanded relationship with IBM and if we do not fulfill our responsibilities under this agreement, it could result in a loss of revenues or reduced gross margins.    In June 2004, we entered into an expanded relationship with IBM to supply external storage products and further expanded this relationship in December 2004. We may encounter challenges in fulfilling our responsibilities under this expanded relationship such as, timely completion and introduction of product designs to meet the specifications of IBM, quality of new products introduced, product costs, sales forecasting, material planning and inventory management to meet its demand forecast. If we do not fulfill our responsibilities under this agreement, product shipments could be affected, which could result in delayed or lost revenues and customer dissatisfaction. In addition, if we are not successful in achieving our targeted costs and pricing assumptions, we could continue to incur losses from the sale of our products or reduced gross margins. For example, in fiscal 2005, gross margins were adversely impacted due to negative margins obtained from our new external storage products sold to IBM. Costs associated with our new external storage products sold to IBM were higher as a result of increased costs for initial components purchases from suppliers, start-up production costs, high overhead costs associated with lower volumes and the cost of expediting components from suppliers and products to IBM. For further discussion on the expanded relationship with IBM, please refer to Notes 2 and 13 to the Notes to Consolidated Financial Statements.

        We depend on subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers.    We rely on subcontractors for the assembly and packaging of the integrated circuits included in our products and for the assembly and manufacturing of a portion of our systems products. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. For example, we employ Quanta Computer, Inc. and Sanmina-SCI Corporation to manufacture certain products related to the acquisition of Snap Appliance. We also employ Celestica, Inc. and Jabil Circuit, Inc. to manufacture products related to the IBM i/p Series RAID business. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. For example, in the third quarter of fiscal 2005, Quanta Computer, Inc. could not meet our manufacturing needs and as a result initial product delivery dates committed to customers were not met. Any significant disruption in supplies from or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

        We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 38% of our gross revenues for fiscal 2005 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

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

        We reorganized our business segments to be focused on customers and have planned significant system enhancements and improvements, and these changes could adversely impact our business if not adequately managed and controlled.    In the second quarter of fiscal 2005 and in response to the Snap Appliance acquisition in July 2004, we refined our internal organizational structure to operate in three reportable segments: OEM, Channel and DSG. Whereas historically our former SSG and SNG segments each offered distinct products across our entire customer base, the new OEM and Channel segments offer an integrated set of products to customers that are specific to the segment. The reorganization has placed demands on our management, operational and financial infrastructure. In addition, management is in the process of enhancing certain systems and processes, such as in the supply chain area. These system enhancements and improvements require expenditures and allocation of management resources. If these improvements are not implemented successfully, our ability to manage our new organization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

        If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.    We have implemented several restructuring plans to reduce our operating costs in fiscal 2005, fiscal 2004 and fiscal 2003, and recorded related restructuring charges of $5.9 million, $4.3 million and $14.3 million, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

        Some of our products contain "open source" software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.    Some of our products are distributed with software licensed by its authors or other third parties under so-called "open source" licenses, including, for example, the GNU General Public License, or GPL, GNU Lesser General Public License, or LGPL, the Mozilla Public License, the BSD License, and the Apache License. Some of those licenses may require as a condition of the license that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, that we provide notices with our products, and/or that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of those open source licenses, we could be required to incur legal expenses in defending against such allegations, and if our defenses were not successful we could be enjoined from distribution of the products that contained the open source software and required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our products, which could disrupt our distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, we could under some of the open source licenses be required to release the source code of our proprietary software. If an author or other third party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software.

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

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our Channel segment. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. In fiscal 2003, we recorded an impairment charge of $1.5 million relating to the decline in value of minority investments. In fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of minority investments. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies, which include revenue, inventory, goodwill and income taxes. In addition, Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

        Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.    From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

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

        We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.    Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products may be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate may increase, which would adversely affect our financial results. Additionally, we held approximately $50 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at March 31, 2005. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition. Further, if our subsidiary in Singapore incurs losses in excess of their liquidity we may need to loan our subsidiary in Singapore money that could result in unfavorable tax consequences.

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

        We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At March 31, 2005, the carrying value of such investments aggregated $3.3 million. We have also committed to provide additional funding of up to $0.5 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investment in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

        Our spin-off of Roxio Inc., which is now known as Napster Inc., may have potential subsequent tax liabilities that could negatively affect our results of operations.    Pursuant to our distribution of the Roxio, Inc. common stock, we received an opinion from PricewaterhouseCoopers LLP, or PwC, regarding the tax-free nature of the transaction to us and to our stockholders under Section 355 of the Internal Revenue Code. The validity of the PwC opinion relating to the qualification of the distribution as a tax-free transaction is subject to factual representations and assumptions. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. In addition, the opinion of PwC is not binding on the IRS. If Napster or we fail to conform to the requirements set forth in the IRS regulations, it could cause the distribution to be taxable to us and to our stockholders, and our financial results could be adversely affected.

        We may have potential business conflicts of interest with Roxio, which is now known as Napster, with respect to our past and ongoing relationships, and we may not resolve these conflicts on terms favorable to us.    Conflicts of interest may arise between Napster and us in areas relating to our past and ongoing relationship, including tax, indemnification and other matters arising from the separation. These and other business conflicts could adversely affect the growth of our business in the future.

        Changes in securities laws and regulations have increased and may continue to increase our costs.    Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase our expenses as we evaluate the implications of these rules and devote resources to respond to their requirements. In particular, we incurred additional administrative expense to implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting.

        In addition, The Nasdaq National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Interim Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

        Internal control deficiencies or weaknesses that are not yet identified could emerge.    Over time we may identify and correct deficiencies or weaknesses in our internal control over financial reporting and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified could emerge and the identification and corrections of these deficiencies or weaknesses could have a material impact on our results of operations.

        Internal control issues that appear minor now may later become material weaknesses.    We are required to publicly report on deficiencies or weaknesses in our internal control over financial reporting that meet a materiality standard as required by law. Management may, at a point in time, accurately categorize a deficiency or weakness as immaterial or minor and therefore not be required to publicly report such deficiency or weakness. Such determination, however, does not preclude a change in circumstances such that the deficiency or weakness could, at a later time, become material weaknesses that could have a material impact on our results of operations.

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

        Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.    Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have an adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have an adverse effect on our business, operating results, and financial condition. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Item 2. Properties

        Our headquarters are located at 691 South Milpitas Boulevard, Milpitas, California. As of March 31, 2005, we owned and leased various properties in the United States and in 8 foreign countries totaling approximately 1,000,000 square feet, of which approximately 344,000 was leased/subleased or available to lease/sublease to third parties. These building and land leases expire at varying dates between fiscal 2012 and fiscal 2028, respectively, and include renewals at our option.

        The table below is a summary of the facilities we owned and leased at March 31, 2005:

		# of Buildings	Location	Building Sq. Ft.		Use
Owned	US	5	California	319,000	A	Corporate offices, research and development, technical support, sales, marketing and administrative and a portion of the buildings are leased or available for lease to third parties.
	International	1	Singapore	221,000	B	Manufacturing, research and development, sales, warehousing and a portion leased to third parties.
Leased	US	6	California	155,000	C	Warehouse, sales, technical support and a portion of the buildings are leased or available for lease to third parties.
		2	Colorado	16,000		Research and development and techincal support.
		1	Florida	100,000	D	Engineering, technical support, sales, marketing and administrative and a portion subleased to third parties.
		2	Minnesota	13,000		Research and development and techincal support.
		1	New Hampshire	67,000	E	Subleased to third parties.
		1	North Carolina	27,000		Research and development and techincal support.
		2	Texas	4,000		Sales office.
		2	Washington	400		Research and development and techincal support.
	International	1	Australia	500		Sales office.
		1	China	2,000		Sales office.
		3	England	21,000	F	Research and development, sales and a portion is subleased or available for sublease to a third party.
		1	France	4,000		Sales office.
		1	Germany	19,000		Research and development, technical design, technical support and sales.
		2	India	35,000		Technical design.
		1	Japan	8,000		Sales, marketing and technical support.

(A)
Leases on a portion of these facilities of approximately 39,000 square feet and approximately 45,000 sqaure feet are available for lease.

(B)
Leases on a portion of these facilities of approximately 4,000 square feet.

(C)
Subleases on a portion of these facilities of approximately 90,000 square feet and approximately 44,000 sqaure feet are available for lease.

(D)
Subleases on a portion of these facilities of approximately 45,000 square feet.

(E)
Subleases on these facilities of approximately 67,000 square feet.

(F)
Subleases on a portion of these facilities of approximately 4,000 square feet and approximately 6,000 sqaure feet are available for lease.

        We do not separately track our major facilities by operating segments nor are the segments evaluated under these criteria. Substantially all of the properties are used at least in part by more than one of our segments and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

Item 3. Legal Proceedings

        On June 27, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax returns for fiscal 1994 to 1996. We filed a Petition with the United States Tax Court on September 25, 2000, contesting the asserted deficiencies. In December 2001, settlement agreements were filed with the United States Tax Court reflecting a total of $9.0 million of adjustments and an allowance of $0.5 million in additional tax credits. The outcome did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

        On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001 contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. We believe that the final outcome of all issues will not have a material adverse impact on our financial position or results of operations, as we believe that we have meritorious defense against the asserted deficiencies and any proposed adjustments and that we have made sufficient tax provisions. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional payments.

        In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2001. In the third quarter of fiscal 2005, we resolved all issues other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. As a result of the resolutions, $31.9 million previously recorded as a tax provision was reversed in fiscal 2005. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

        We are a party to other litigation matters and claims, including those related to intellectual property, which we regard as normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, our business, financial condition, results of operations and cash flows could be materially and adversely affected by the outcome of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 4A. Executive Officers of the Registrant

        The following sets forth certain information regarding our executive officers as of June 3, 2005:

        Mr. D. Scott Mercer (age 54) has served as our Interim Chief Executive Officer since May 2005. He has been a member of our Board of Directors since November 2003. He served as Senior Vice President and Advisor to the CEO of Western Digital Corporation, a supplier of disk drives to the personal computer and consumer electronics industries, from February 2004 to December 2004, and as Senior Vice President and Chief Financial Officer of that corporation from October 2001 to January 2004. From June 2000 to September 2001, Mr. Mercer served as Chief Financial Officer of Teralogic, Inc., a supplier of semiconductors and software to the digital television industry. From June 1996 to May 2000, Mr. Mercer held various senior operating and financial positions with Dell, Inc., a provider of products and services required for customers to build their information-technology and Internet infrastructures. Mr. Mercer is also a director of Conexant Systems, Inc., NetRatings, Inc., and of a privately held company.

        Mr. Subramanian Sundaresh (age 49) has served as our President since May 2005 and briefly served as our Executive Vice President of marketing and product development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of storage SATA appliances. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider in Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

        Mr. Marshall L. Mohr (age 49) has served as Vice President and Chief Financial Officer since July 2003. Prior to joining Adaptec, Mr. Mohr spent 22 years in various positions at PricewaterhouseCoopers including, most recently, 6 years as Managing Partner of PricewaterhouseCoopers' West Region Technology Industry Group.

        Mr. Eric Kelly (age 46) has served as our Vice President and General Manager of Worldwide Sales and Services since December. From August 2004 to December 2004 Mr. Kelly served as Vice President and General Manager of Corporate Marketing, Snap product marketing, Snap Engineering and Channel Sales. Prior to Snap Appliance, Inc. being acquired by Adaptec, Mr. Kelly served as the Chief Executive Officer of Snap Appliance, Inc. from October 2002 to July 2004. From July 2001 to September 2002, Mr. Kelly served as President of Maxtor Corporation's Network Systems Group, from July 2000 to July 2001, Mr. Kelly served as COO at iSyndicate Corp. and from July 1998 to July 2000 served as Vice President of the Enterprise Group at Dell Computer Corporation.

        Mr. Kok Yong Lim (age 58) has served as our Vice President of Manufacturing since December 1999. From 1993 to 1999, Mr. Lim served as Managing Director and Vice President of Adaptec Manufacturing Singapore.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock is traded on the Nasdaq National Market under the symbol "ADPT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market. The market price of our common stock has been volatile. See "Risk Factors."

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First quarter	$9.53	$7.15	$8.74	$5.95
Second quarter	8.03	6.62	8.44	6.05
Third quarter	8.50	7.28	9.50	7.40
Fourth quarter	7.64	4.52	11.14	7.99

        As of June 3, 2005, there were approximately 725 stockholders of record of our common stock.

Dividends

        We have not paid cash dividends on our common stock. It is presently our policy to reinvest earnings for our business.

Item 6. Selected Financial Data

        The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We successfully completed the spin-off of our software segment, Roxio, which is now known as Napster, into a fully independent and separate company in May 2001. The information below relates to our continuing operations.

	Years Ended March 31,
	2005[3]	2004[3]	2003[3]	2002[3]	2001[3]
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues[2]	$474,990	$452,908	$408,113	$418,749	$578,312
Cost of revenues[2]	293,746	264,200	203,203	203,030	275,513
Patent settlement fee	—	—	—	—	(3,626)

Gross profit	181,244	188,708	204,910	215,719	306,425

Total operating expenses[1,2]	277,593	215,779	240,040	426,376	335,385
Income (loss) from continuing operations	(145,106)	62,907	(15,426)	(196,673)	42,557
Net income from discontinued operations	—	—	—	495	2,893
Net loss on disposal of discontinued operations	—	—	—	—	(5,807)
Net income (loss)	(145,106)	62,907	(15,426)	(196,178)	39,643
Net Income (Loss) Per Share Data:
Basic:
Continuing operations	$(1.31)	$0.58	$(0.14)	$(1.92)	$0.43
Discontinued operations	$—	$—	—	$0.00	$(0.03)
Net income (loss)	$(1.31)	$0.58	$(0.14)	$(1.91)	$0.40
Diluted:
Continuing operations	$(1.31)	$0.53	$(0.14)	$(1.92)	$0.42
Discontinued operations	$—	$—	—	$0.00	$(0.03)
Net income (loss)	$(1.31)	$0.53	$(0.14)	$(1.91)	$0.39
Shares used in computing net income (loss) per share:
Basic	110,798	108,656	106,772	102,573	99,403
Diluted	110,798	128,807	106,772	102,573	101,364
	March 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$526,556	$663,854	$742,302	$803,659	$651,329
Restricted cash and marketable securities	6,381	9,161	14,789	21,212	—
Net assets of discontinued operations	—	—	—	—	44,153
Total assets[2]	963,506	1,051,104	1,102,979	1,208,422	1,208,241
Long-term liabilities	275,539	263,852	252,596	457,625	235,350
Stockholders' equity[2]	510,323	644,891	602,777	597,392	778,981
Working capital[2]	507,122	715,228	645,320	793,854	664,555

Notes:

(1)
As of April 1, 2002, we ceased amortization of goodwill to conform with the provisions of SFAS No. 142.

(2)
Prior period consolidated financial statements have been reclassified to conform to the current period presentation.

(3)
We completed a total of six acquisitions in fiscal years 2005, 2004 and 2002 and recorded write-offs of acquired in-process technologies for certain acquisitions (Note 2). We recorded restructuring charges in fiscal years 2005, 2004, 2003, 2002 and 2001 (Note 9). In fiscal 2005, we recorded an impairment charge of $52.3 million to reduce goodwill related to our Channel segment (Note 5), we recorded a gain of $2.8 million on the sale of certain properties (Note 10), we recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 10), made a payment of $1.7 million to NSE in the form of a license fee (Note 8), received a tax benefit from the settlement of disputes with the IRS, incurred $17.6 million in tax expense associated with the repatriation of $360.6 million in cash from our Singapore subsidiary and recorded a valuation allowance for deferred tax assets of $67.9 million (Note 14). In fiscal 2004, we recorded a gain of $49.3 million related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT (Note 8), a reduction in the deferred tax asset valuation allowance of $21.6 million (Note 14) and a reduction of previously accrued tax related liabilities of $6.3 million (Note 14). In fiscal 2002, we recorded an impairment charge of $69.0 million to reduce goodwill related to the DPT acquisition. In fiscal 2001, we spun off what was then our Software segment, Roxio, which is now known as Napster. These transactions affect the comparability of this data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." This section contains a number of forward-looking statements, including statements regarding our expectations of increased revenue and gross profit from our relationship with IBM, our expectation of reduced operating expenses as a result of our strategic relationships with Vitesse and ServerEngines and the impact industry shortages of SCSI disk drive that are expected to have on our revenues in fiscal 2006. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1 of this Annual Report on Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not been completed as of June 14, 2005.

Overview

        In fiscal 2005, our revenues grew 5% as compared to fiscal 2004 primarily as a result of our fiscal 2005 acquisitions which increased revenue by $46.2 million. This increase in revenue was offset by the industry shortage of SCSI disk drives, the transition from our Ultra 160 products to Ultra 320 products and increased demand from OEM customers for our component products in which we have a lower market share, and lower average selling prices of OEM customers as compared with Channel customers. The decline in gross margin in fiscal 2005 compared to fiscal 2004 was primarily due to changes in our product mix, negative margins associated with our new external storage products sold to IBM and, to a lesser extent, changes in our customer mix between OEM and channel customers. Operating expenses increased in fiscal 2005 as compared to fiscal 2004, primarily as a result of additional costs related to our acquisitions.

        We have continued in our efforts to grow and strengthen our business and expand our product offerings by streamlining our corporate organization, entering into strategic alliances and making selective acquisitions.

  •
  On June 29, 2004, we extended our strategic relationship with IBM to encompass RAID technology for IBM's eServer product line, for a total purchase price of $49.5 million. We acquired IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. This acquisition enabled us to use IBM's eServer RAID technology for our internal and external RAID products. Additionally, it allowed us to use IBM's technology to extend the features and performance of our RAID products to be delivered to both IBM and other customers. In conjunction with the acquisition, we also entered into a product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. These agreements build upon our existing relationship with IBM that focuses on data protection for IBM's xSeries servers. We began recognizing revenue and expenses from this acquisition in the second quarter of fiscal 2005.

  •
  On July 23, 2004, we acquired Snap Appliance, a provider of NAS products, for a total purchase price of $84.4 million. The acquisition of Snap Appliance allowed us to expand our external-storage product portfolio by including network storage systems and to build upon our systems channel business. Results for fiscal 2005 included the full operations of Snap Appliance subsequent to the acquisition.

  •
  On November 30, 2004, we implemented a restructuring plan to streamline our corporate organization and reduce operating costs. As a result, we recorded a restructuring charge of $2.4 million for payments associated with the involuntary termination of 46 employees and the vacating of certain operating leases for a building.

  •
  On December 30, 2004, we further expanded our relationship with IBM to deliver Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM's i/p Series directly through IBM's sales channel. This arrangement, which consists of royalty-based payments and fixed consideration totaling up to $52.1 million, furthers our position of providing IBM customers with scalable storage products for the IBM eServer family and will provide us with increased revenues and gross profit.

  •
  On January 26, 2005, we entered into a strategic alliance with Vitesse to develop and market the next generation SAS products. Under the terms of the alliance, Vitesse employed 44 of our former engineering employees and licensed certain SAS technology and assets related to our development of SAS ROC products. Working together with us, Vitesse will combine its 6Gb/s mixed signal and expander technology and expertise with our RAID, RAID 6 and I/O technology and expertise to jointly develop advanced SAS products. We incurred a charge of $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with this alliance. We expect this strategic alliance to reduce annual operating expenses by approximately $7.4 million.

  •
  On March 16, 2005, we entered into a strategic alliance with ServerEngines to develop and market next generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of our former engineering employees and licensed certain technology and acquired certain assets related to our iSCSI and TCP/IP offload protocol engines. ServerEngines and we will seek to accelerate time-to-market of advanced iSCSI technology, such as 10Gb iSCSI. We incurred a charge of $0.9 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with this alliance. We expect this strategic alliance to reduce annual operating expenses by approximately $5.0 million.

        Our growth and future revenue largely depends on the success of our external and networked storage products, new OEM design wins and, to a lesser extent, on our products addressing new technologies (i.e., SAS, SATA and iSCSI). We continue to invest in research and development in our efforts to secure key customer design wins for both component level and external storage related products. OEM design wins, channel acceptance of our products and overall profitability are key indicators management uses to evaluate the status of our business.

Results of Operations

        The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Years Ended March 31,
	2005[2]	2004[2]	2003[2]
Net revenues	100%	100%	100%
Cost of revenues[1]	62	58	50

Gross margin	38	42	50

Operating expenses:
Research and development[1]	24	23	29
Selling, marketing and administrative[1]	17	17	22
Amortization of acquisition-related intangible assets	4	4	4
Write-off of acquired in-process technology	1	2	—
Restructuring charges	1	1	4
Goodwill impairment	11	—	—
Other charges (gains)	(0)	1	0

Total operating expenses	58	48	59

Loss from operations	(20)	(6)	(9)
Interest and other income[1]	2	15	8
Interest expense	(1)	(2)	(4)

Income (loss) before income taxes	(19)	7	(5)
Provision for (benefit from) income taxes	11	(7)	(1)

Net income (loss)	(30)%	14%	(4)%

Notes:

(1)
Prior period financial statements have been reclassified to conform to the current period presentation.

(2)
We completed a total of five acquisitions in fiscal 2005 and fiscal 2004 (Note 2) and recorded write-offs of acquired in-process technologies for certain acquisitions. We recorded restructuring charges in fiscal years 2005, 2004 and 2003 (Note 9). In fiscal 2005, we recorded an impairment charge of $52.3 million to reduce goodwill related to our Channel segment (Note 5), we recorded a gain of $2.8 million on the sale of certain properties (Note 10), we recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 10), made a payment of $1.7 million to NSE in the form of a license fee (Note 8), received a tax benefit from the settlement of disputes with the IRS, incurred $17.6 million in tax expense associated with the repatriation of $360.6 million in cash from our Singapore subsidiary and recorded a valuation allowance for deferred tax assets of $67.9 million (Note 14). In fiscal 2004, we recorded a gain of $49.3 million related to the settlement with the former president of DPT (Note 8), a reduction in the deferred tax asset valuation allowance of $21.6 million (Note 14) and a reduction of previously accrued tax related liabilities of $6.3 million (Note 14). These transactions affect the comparability of this data.

Net Revenues.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
OEM	$296.3	3%	$286.4	33%	$215.2
Channel	140.3	14%	123.1	(11)%	138.8
DSG	38.3	(12)%	43.4	(20)%	54.1

Total Net Revenues	$474.9	5%	$452.9	11%	$408.1

Fiscal 2005 compared to Fiscal 2004

        Net revenues from our OEM segment increased by $9.9 million in fiscal 2005 as compared to fiscal 2004 reflecting increased sales of our component products, which included $26.3 million due to the acquisition of the IBM i/p Series RAID business, as well as increased sales from products based on next generation SATA technology and external storage systems. This was partially offset by a decline in sales volumes of our SCSI products primarily attributable to the industry shortage of SCSI disk drives in the fourth quarter of fiscal 2005, the transition from our Ultra 160 products to Ultra 320 products in which we have a lower market share and change in sales mix of products incorporating our SCSI technology due to customers purchasing more software and chip products which generally have lower average selling prices compared to HBAs or other board level SCSI products. We expect revenues in the first quarter of fiscal 2006 to be impacted by the industry shortage of SCSI disk drives.

        Net revenues from our Channel segment increased by $17.2 million in fiscal 2005 as compared to fiscal 2004 reflecting $19.9 million due to the acquisition of Snap Appliance, partially offset by a decrease in sales of our component products due lower demand from our Channel customers relative to our OEM customers.

        Net revenues from our DSG segment decreased by $5.1 million in fiscal 2005 as compared to fiscal 2004 as a result of the decline in sales volumes of our SCSI-based desktop computer products and our digital media products, offset partially by increased sales of non-SCSI based connectivity and TV tuner products. We expect revenues from our SCSI-based desktop computer products to continue to decline as OEMs are incorporating connectivity technologies directly into their products.

Fiscal 2004 compared to Fiscal 2003

        Net revenues from our OEM segment increased by $71.2 million in fiscal 2004 as compared to fiscal 2003 as a result of growth in sales of our systems products, which are composed primarily of the products we acquired from Eurologic and an increase in sales of our component products. The increase in net revenues from our component products reflect an increase in sales of ServeRAID products to IBM, which began in the second quarter of fiscal 2003, and RAID revenues from ICP vortex, which we acquired in the first quarter of fiscal 2004, partially offset by the continued decline in sales volumes of our SCSI products due to a change in sales mix of products incorporating our SCSI technology due to customers purchasing more software and chip products which generally have lower average selling prices compared to host bus adapters or other board level SCSI products. Additionally, we have faced intense competition in the transition from our Ultra 160 products to our products employing Ultra 320 technology. Although this transition has been slower than we originally anticipated, it still negatively affected our revenues in fiscal 2004.

        Net revenues from our Channel segment decreased by $15.7 million in fiscal 2004 as compared to fiscal 2003 as a result of a decline in sales volumes of our SCSI component products. The decline in the volume of SCSI product sales was attributable to a decline in demand due to penetration of other lower-cost products, such as ATA, and a shift in the server market share from smaller VARs to major OEMs. However, this decline was partially offset by an increase in sales of our RAID enabled products based on the next generation SATA technology launched in the first quarter of fiscal 2004.

        Net revenues from the DSG segment decreased by $10.7 million in fiscal 2004 as compared to fiscal 2003 due to a decline in sales volumes of our SCSI-based desktop computer products, FireWire/1394 products and USB 2.0 host-bus adapters, offset partially by increased sales of digital media products launched in the second quarter of fiscal 2003. The decline in sales volume of our SCSI-based desktop computer products reflects a continued reduction in demand resulting from the penetration of other lower cost products and alternative technologies for the desktop. The decline in sales volumes of our FireWire/1394 products and USB 2.0 host-bus adapters was caused by the continued trend of OEMs incorporating these technologies into their products rather than end users purchasing our products as components at the retail level.

Geographical Revenues and Customer Concentration

Geographical Revenues:	FY 2005	FY 2004	FY 2003
North America	41%	41%	47%
Europe	32%	31%	28%
Pacific Rim	27%	28%	25%

Total Gross Revenues	100%	100%	100%

        Our international revenues remained relatively flat as a percent of our total gross revenues in fiscal 2005 as compared to fiscal 2004. Our international revenues grew as a percent of our total gross revenues in fiscal 2004 as compared to fiscal 2003 reflecting our acquisition of ICP vortex located in Germany, favorable effects of the Euro relative to the dollar, generally strong demand in the European market and increased sales to ODMs in the Pacific Rim region.

        A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In fiscal 2005, IBM and Dell accounted for 24% and 11% of our total net revenues, respectively, and we expect IBM to represent an even larger percentage of our total net revenues in future periods as a result of our acquisition of the IBM i/p Series RAID business and our supply agreement with IBM. In fiscal 2004, IBM and Dell accounted for 18% and 10% of our total net revenues, respectively. In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of our total net revenues, respectively.

Gross Margin.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Gross Margin	$181.2	(4)%	$188.7	(8)%	$204.9
As a Percentage of Net Revenues	38%		42%		50%

        The decline in gross margin in fiscal 2005 compared to fiscal 2004 was primarily due to changes in our product mix, negative margins associated with our new external storage products sold to IBM and, to a lesser extent, changes in our customer mix between OEM and channel customers. Although both sales of our systems and components products increased from fiscal 2005 compared to fiscal 2004, the overall increase in sales of our systems products was greater than the increase in sales of components products by $18.9 million. In addition, gross margins were generally lower for our systems products as compared to our components products. Costs associated with our new external storage products sold to IBM were higher as a result of increased costs for initial components purchases from suppliers, start-up production costs, high overhead costs associated with lower volumes and the cost of expediting components from suppliers and products to IBM. These costs impacted our gross margin by $5.2 million compared to the margin we expected to obtain on these products. In addition, the decrease in gross margins was attributable to the shift of our revenue for component products from channel to OEM customers. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue, the mix of component and system revenue and our ability to manage OEM external storage product costs. Our external storage products generally carry lower gross margin than our other products, and we expect revenues from these external storage product lines to continue to increase relative to revenues from our other products.

        The decline in gross margin in fiscal 2004 compared to fiscal 2003 was primarily due to changes in our product mix reflecting the increase in sales of relatively lower margin products including ServeRAID products to IBM and sales of external storage products resulting from our acquisition of Eurologic and, to a lesser extent, by the sales mix of our SCSI products where more lower margin products were sold as compared to higher margin host bus adapters and board level SCSI products.

Research and Development Expense.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Research and Development	$113.8	11%	$102.8	(13)%	$118.4

        The increase in research and development expense in fiscal 2005 as compared to fiscal 2004 was primarily a result of increased headcount from our acquisitions of Snap Appliance and the IBM i/p Series RAID business, cost associated with the development of the IBM DS300 and DS400 products and compensation of $1.7 million in fiscal 2005 related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement. This was offset by decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal years 2005 and 2004, the reduced headcount as a result of the Vitesse strategic alliance and decreased deferred compensation charges of $2.0 million in fiscal 2005 compared to fiscal 2004. Deferred compensation charges represented the vesting of restricted stock, unvested cash and assumed stock options in connection with our Platys Communications, Inc., or Platys, and Snap Appliance acquisitions.

        The decrease in research and development expense in fiscal 2004 as compared to fiscal 2003 was primarily a result of decreased spending and decreased deferred compensation charges associated with our acquisition of Platys. The decrease in spending was primarily due to savings obtained through reductions in infrastructure spending and reduced headcount resulting from the restructuring programs implemented in fiscal 2003 and savings obtained by transitioning certain research and development efforts to India. However, these savings were partially offset by additional development expenses as a result of our acquisitions of Eurologic, ICP vortex and Elipsan. Deferred compensation charges, which represented the vesting of restricted stock, unvested cash and assumed stock options, decreased by $6.4 million in fiscal 2004 as compared to fiscal 2003.

        Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and SAS. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs. As a result of the decrease in headcount associated with the ServerEngines and Vitesse alliances, we expect to reduce annual research and development expenses by approximately $12.4 million.

Selling, Marketing and Administrative Expense.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Selling, Marketing and Administrative	$82.4	5%	$78.4	(14)%	$90.8

        The increase in selling, marketing and administrative expense in fiscal 2005 as compared to fiscal 2004 was primarily a result of increased headcount from our acquisition of Snap Appliance, compensation of $3.6 million in fiscal 2005 related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement and increased deferred compensation charges of $0.7 million representing the vesting of assumed stock options in connection with our Platys and Snap Appliance acquisitions. This was partially offset by decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal years 2005 and 2004, and the integration and consolidation of Eurologic's operations, which was completed in the fourth quarter of fiscal 2004.

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

        As our selling, marketing and administrative expense consists primarily of salaries, including commissions, our expense may fluctuate based on changes to our revenue levels. We will focus on controlling our selling, marketing and administrative spending in a way that allows our revenues to rise faster than our expenses.

Amortization of Acquisition-Related Intangible Assets.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$18.3	10%	$16.7	11%	$15.0

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

        The increase in amortization of acquisition-related intangible assets in fiscal 2005 compared to fiscal 2004 was due to the amortization of $9.7 million of purchased intangible assets related to the acquisitions of Snap Appliance in July 2004, the IBM i/p Series RAID business in June 2004 and Elipsan Limited in February 2004. This was partially offset by acquisition-related intangible assets that became fully amortized in December 2003 associated with our DPT acquisition and certain intangible assets associated with our Platys acquisition.

        The increase in amortization of acquisition-related intangible assets in fiscal 2004 as compared to fiscal 2003 related to the amortization of purchased intangible assets with the acquisitions of Eurologic, ICP vortex and Elipsan of $4.3 million. This was partially offset by lower amortization related to our DPT acquisition of $2.6 million as it became fully amortized in December 2003.

Write-Off of Acquired In-Process Technology.

	FY 2005	FY 2004	FY 2003
	(in millions)
IBM i/p Series RAID business	$3.0	$—	$—
Snap Appliance	2.2	—	—
Eurologic	—	3.6	—
Elipsan	—	4.0	—
Platys	—	—	—

Total Write-Off of Acquired In-Process Technology	$5.2	$7.6	$—

        Projects that qualify as acquired in-process technology represent those in which technological feasibility had not been established and no alternative future uses existed. The amounts allocated to acquired in-process technology were determined through established valuation techniques in the high-technology computer industry.

        The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. We believe the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management's projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan were expected to grow through fiscal 2009, fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

        The effective tax rate used in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates. The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The following discount rates were used in computing the present value of net cash flows from the acquired companies: approximately 24% for Snap Appliance, between 23% and 28% for the IBM i/p Series RAID business, approximately 27% for Eurologic and approximately 63% for Elipsan.

        The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the respective acquisition dates for Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition dates for Eurologic and Elipsan were completed as of March 31, 2004 and December 31, 2004, respectively. We expect remaining costs of approximately $0.3 million and $12.3 million related to Snap

Appliance and the IBM i/p Series RAID business, respectively, to bring the planned in-process projects to completion.

Restructuring Charges.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Restructuring Charges	$5.9	37%	$4.3	(70)%	$14.3

        During fiscal years 2005, 2004 and 2003, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive new company-wide expense-control programs. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For further discussion on our restructuring plans, please refer to Note 9 to the Notes to Consolidated Financial Statements.

Fiscal 2005 Restructuring Plans

        Fourth Quarter of Fiscal 2005 Restructuring Plan:    In the fourth quarter of fiscal 2005, we initiated certain actions to consolidate primarily engineering resources in connection with the Vitesse strategic alliance and recorded a restructuring charge of $0.5 million. We do not expect to incur any further charges in connection with this restructuring plan.

        Third Quarter of Fiscal 2005 Restructuring Plan:    In the third quarter of fiscal 2005, we initiated certain actions to simplify our structure by streamlining the corporate organization and reducing operating costs. This resulted in a restructuring charge of $2.4 million, which related to the involuntary termination of 46 employees in all functions of the organization and costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in Germany. In the fourth quarter of fiscal 2005, a provision adjustment of $0.1 million was made related to the third quarter of fiscal 2005 restructuring plan as severance and benefits were lower than originally anticipated. We do not expect to incur any further charges in connection with this restructuring plan.

        Second Quarter of Fiscal 2005 Restructuring Plan:    In the second quarter of fiscal 2005, we initiated actions to consolidate duplicative resources in connection with the acquisition of Snap Appliance, primarily in selling, marketing and administrative functions and recorded a restructuring charge of $0.7 million. We do not expect to incur any further charges in connection with this restructuring plan. For the acquisition-related restructuring plan associated with the Snap Appliance acquisition, please see Note 2 for further details.

        First Quarter of Fiscal 2005 Restructuring Plan:    In the first quarter of fiscal 2005, we initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, which were completed in the first half of fiscal 2005. We recorded a restructuring charge of $0.8 million in the first quarter of fiscal 2005 related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. Additional charges of $1.4 million related to this plan associated with severance and benefits for employees primarily in the area of research and development were taken in the second quarter of fiscal 2005. In the third quarter of fiscal 2005, a provision adjustment of $0.1 million was made related to the first quarter of fiscal 2005 restructuring plan as severance and benefits were lower than originally anticipated. Restructuring charges related to the first quarter restructuring plan total $2.1 million. We do not expect to incur any further charges in connection with this restructuring plan.

        As a result of our fiscal 2005 restructuring plans, we expect to reduce our annual infrastructure spending by approximately $15 million, of which approximately 7%, 50% and 43% will be reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively.

Fiscal 2004 Restructuring Plans

        In the fourth, third and second quarters of fiscal 2004, we implemented restructuring plans (collectively called the fiscal 2004 restructuring provision) to consolidate primarily research and development resources, the involuntary termination of certain technical support, marketing and administrative personnel, the shutdown of our Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. As a result, we recorded a restructuring charge of $3.7 million, of which $3.3 million related to severance and benefits of 30 employees. We recorded an adjustment to the fiscal 2004 restructuring provision of $0.2 million in fiscal 2005 as a reduction to severance and benefits as actual results were lower than anticipated, offset by an adjustment of $0.6 million in fiscal 2004 related to the additional lease costs. As of March 31, 2005, we have utilized approximately all of these charges and the plan is materially complete.

Fiscal 2003 Restructuring Plans

        In the fourth and second quarters of fiscal 2003, we announced restructuring programs (collectively called the fiscal 2003 restructuring provision) to reduce expenses and streamline operations and recorded a restructuring charge of $13.2 million. During fiscal years 2004 and 2003, we recorded adjustments to the fiscal 2003 restructuring provision of $0.2 million and $0.1 million, respectively, related to the reduction to severance and benefits as actual results were lower than anticipated, offset by additional lease costs, primarily related to the estimated loss of a facility in Florida through April 2008, the end of the lease term.

        In addition, we recorded charges of $0.5 million related to additional lease costs related to the estimated loss of a facility that we subleased in California through April 2008, the end of the lease term. This related to our fiscal 2001 restructuring plan in response to the economic slowdown to reduce costs and improve operating efficiencies.

Goodwill Impairment.

        Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at our reporting unit level which is at our segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income, or discounted cash flows, approach and the market approach. In performing our analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on our annual review of goodwill in the fourth quarter of fiscal 2005, we recorded an impairment charge of $52.3 million related to our Channel segment. Factors that led to this conclusion included, but were not limited to, the negative impact of estimates of expected future income associated with increased costs related to recent acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, place significant risk on our ability to achieve and maintain profitability, and, therefore have adversely impacted our profitability forecasts. Our annual review of goodwill in the fourth quarter of fiscal 2004 and 2003 determined that there was no impairment related to our goodwill.

Other Charges (Gains).

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Other Charges (Gains)	$(0.3)	(105)%	$6.0	291%	$1.5

        Other charges consisted of asset impairment charges related to certain properties classified as assets held for sale in fiscal 2004 and subsequently sold in fiscal 2005 and our minority investments. Other charges also included charges associated with our strategic alliances with ServerEngines and Vitesse.

        On March 16, 2005, we entered into a strategic alliance with ServerEngines to develop and market next-generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of our former engineering employees and licensed certain technology and acquired certain assets related to our iSCSI and TCP/IP offload protocol engines. On January 26, 2005, we entered into a strategic alliance with Vitesse to develop and market next-generation SAS products. Under the terms of the alliance, Vitesse employed 44 of our former engineering employees and licensed certain SAS technology and assets related to our development of SAS ROC products. As a result, we incurred charges in fiscal 2005 of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the ServerEngines and Vitesse alliances, respectively.

        In fiscal 2004, we recorded an impairment charge of $5.0 million to reduce the carrying value of certain properties classified as assets held for sale to fair value less cost to sell. We decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. As a result, two owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in "Other current assets" in the Consolidated Balance Sheets at March 31, 2004 at their expected fair value less expected cost to sell. In October 2004, we completed the sale of these properties that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $9.6 million, which exceeded our estimated fair value of $6.8 million. As a result, a gain on the sale of the properties of $2.8 million was recorded in fiscal 2005 as a credit to "Other charges (gains)" in the Consolidated Statements of Operations.

        We hold minority investments in non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. We recorded impairment charges of $1.0 million and $1.5 million in fiscal years 2004 and 2003, respectively, related to a decline in the value of minority investments deemed to be other-than-temporary.

Interest and Other Income.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Interest income	$11.8	(39)%	$19.2	(36)%	$29.9
Gain on settlement with former president of DPT	—	(100)%	49.3	100%	—
Payment of license fee with NSE	(1.7)	100%	—	—	—
Gain (loss) on extinguishment of debt	—	(100)%	(6.5)	(296)%	3.3
Realized loss on repatriation	(4.5)	100%	—	—	—
Other	2.8	(39)%	4.4	549%	0.7

Total Interest and Other Income	$8.4	(87)%	$66.4	96%	$33.9

        Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, gains or losses from the repurchase of our 3% Notes and 4 3/4% Notes, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities and sublease income received from third parties.

        The decrease in interest and other income in fiscal 2005 as compared to fiscal 2004 was primarily due to: (1) a gain recorded in fiscal 2004 of $49.3 million in relation to a settlement with the former president of DPT; (2) lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances; (3) realized losses on our cash, cash equivalents and marketable securities, of which $4.5 million primarily resulted from the liquidation of investments held by our Singapore subsidiary in connection with the repatriation of undistributed earnings to the U.S.; and (4) a one-time fully paid-up license fee of $1.7 million to NSE, which was recorded in fiscal 2005, primarily for historical products that incorporated certain technology. This was partially offset by losses of $6.5 million on the repurchase of our 3% Notes and the redemption of our 4 3/4% Notes in fiscal 2004 and a refund from the State Board of Equalization for prior qualifying sales and use tax payments of $0.7 million in fiscal 2005. For further discussion on the settlement with the former president of DPT and NSE, please refer to Note 8 to the Notes to Consolidated Financial Statements.

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

Interest Expense.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Interest Expense	$(4.4)	(53)%	$(9.4)	(43)%	$(16.4)

        Interest expense is primarily associated with our 3/4% Notes, 3% Notes and 4 3/4% Notes, issued in December 2003, March 2002 and February 1997, respectively. The decrease in interest expense for fiscal 2005 compared to fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes and 4 3/4% Notes, partially offset by interest expense related to our 3/4% Notes. The decrease in interest expense for fiscal 2004 as compared to fiscal 2003 was primarily due to the reduction in the outstanding balances of the 3% Notes, 4 3/4% Notes and the General Holdback due to Platys shareholders, partially offset by interest expense related to our 3/4% Notes. We expect future interest expense to decrease as we repurchased $18.8 million in principal amount of our 3% Notes subsequent to March 31, 2005.

Income Taxes.

	FY 2005	Percentage Change	FY 2004	Percentage Change	FY 2003
	(in millions, except percentages)
Provision For (Benefit From) Income Taxes	$52.7	(260)%	$(33.0)	1354%	$(2.3)

        For fiscal 2005, we recorded an income tax provision of $52.7 million on a pre-tax loss of $92.4 million. Our fiscal 2005 effective income tax rate included an increase in the valuation allowance for deferred tax assets of $67.9 million and tax on repatriation of $17.6 million offset by a net tax benefit of $26.4 million from discrete events relating to the method and amount of settled tax controversies. Our effective tax rate for fiscal 2005 also differs from the combined United States federal and state statutory income tax rate of 40% primarily due to acquisition related charges for which no tax benefit is derived.

        The valuation allowance for deferred tax assets of $67.9 million was recorded at March 31, 2005 as we determined that it was more likely than not that our U.S. deferred tax assets would not be realized. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2005, our analysis of our deferred tax assets demonstrated that it was more likely than not that all of our U.S. deferred tax assets would not be realized. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the U.S., and uncertain future income on a jurisdiction by jurisdiction basis. The estimates of expected future income were negatively impacted by increased costs related to recent acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, place significant risk on our ability to achieve and maintain profitability and therefore have adversely impacted the profitability forecasts initially used to release the valuation allowance in fiscal 2004.

        On October 22, 2004, the American Jobs Creation Act of 2004, also referred to as the Act, was signed into law. The Act creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings subject to certain limitations by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States, resulting in a tax liability of $17.6 million. The one-time deduction is allowed to the extent that the repatriated amounts are used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $255.6 million since these earnings are intended to be reinvested indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        The net tax benefit of $26.4 million for fiscal 2005 related to settled tax controversies, which includes discrete items totaling $31.9 million related to the amount and methodology of resolving issues related to the IRS's audit of our federal income tax audits from fiscal 1998 through fiscal 2001, offset by changes in current pending IRS audits.

        For fiscal 2004, we recorded an income tax benefit of $33.0 million on a pre-tax income of $29.9 million. Our fiscal 2004 effective income tax rate included a tax benefit for the reduction in the valuation allowance of $21.6 million and the reduction of previously accrued tax related liabilities of $6.3 million. The valuation allowance for deferred tax assets was established in fiscal 2002 as we determined that it is more likely than not that the deferred tax assets would not be realized. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets and the tax provisions established for fiscal years under IRS audit. At March 31, 2004, our analysis of our deferred tax assets demonstrated that it was more likely than not that all of our deferred tax assets would be realized. Factors that led to this conclusion included, but were not limited to, expected future income, which included the completion of key products based on serial technologies, and increased revenue opportunities, particularly for our systems products, and our historical success in managing our deferred tax assets. In addition, our acquisitions and business alliances, together with our streamlined operations and revised product roadmaps, were expected to be accretive in future periods. Accordingly, we released the valuation allowance and additional tax provision in the fourth quarter of fiscal 2004, based on our conclusion that it was more likely than not that the deferred tax assets existing at March 31, 2004 would be realized. Our effective tax rate for fiscal 2004 also differs from the combined United States federal and state statutory income tax rate of 40% primarily due to the tax benefits from our Singapore tax holiday, research and development credits, and the tax benefit applicable to the DPT purchase price adjustment.

        For fiscal 2003, we recorded an income tax benefit of $2.3 million on a pre-tax loss of $17.7 million. Our effective tax rate for fiscal 2003 generally differs from the combined United States federal and state statutory income tax rate of 40% primarily due to the amortization of acquisition-related intangible assets that are not fully deductible for tax purposes, changes in our valuation allowance, foreign earnings taxed at different rates and research and development credits.

        Our subsidiary in Singapore is currently operating under a tax holiday. We have agreed to terms for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions.

        Our tax-related liabilities were $57.5 million and $65.8 million at March 31, 2005 and 2004, respectively. Fluctuations in the tax related liability account were a function of the current tax provisions, utilization of deferred tax assets and the timing of tax payments. Tax related liabilities are primarily composed of income, withholding and transfer taxes accrued by us in the taxing jurisdictions in which we operate around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan, and Germany. The amount of the liability was based on management's evaluation of our tax exposures in light of the complicated nature of the business transactions we have entered into in a global business environment.

Liquidity and Capital Resources

Key Components of Cash Flow

        Cash used for operations was $10.3 million in fiscal 2005 compared to cash generated from operations of $95.4 million in fiscal 2004 and $59.7 million in fiscal 2003. Cash used for operations for fiscal 2005 resulted primarily from our net loss. This was offset by the benefit of non-cash items included in operating results which primarily consisted of our goodwill impairment of $52.3 million, decrease in our deferred tax assets of $50.7 million, depreciation and amortization of intangible assets and property and equipment of $50.6 million, write-off of acquired in process technology of $5.2 million and amortization of deferred stock-based compensation of $3.2 million. Additional factors included the non-cash effect on tax settlement of $26.0 million, gain on the sale of long-lived assets of $1.4 million and changes to working capital assets and liabilities, excluding the impact of balances acquired from Snap Appliance and the IBM i/p Series RAID business, that decreased cash provided by operating activities by $0.9 million.

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

        Days sales outstanding increased to 57 at March 31, 2005 as compared to 41 at March 31, 2004, reflecting an increase in OEM revenue in which customers generally have longer payment terms. The increase was not due to changes in the credit quality of our customers. Annualized inventory turns decreased to 5.2 at March 31, 2005 from 5.7 at March 31, 2004. Overall inventory levels were higher at the end of fiscal 2005 compared to fiscal 2004 as we began manufacturing certain products that were previously outsourced to subcontractors and increased inventory levels related to new systems products. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to ensure adequate supply and competitive lead times with the risk of inventory obsolescence and customer requirements.

        Cash provided by investing activities was $340.8 million in fiscal 2005 compared to cash used in investing activities of $22.9 million in fiscal 2004 and $120.4 million in fiscal 2003. The cash provided by investing activities in fiscal 2005 was primarily related to sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $470.6 million. This was offset by our use of cash for the acquisitions of Snap Appliance and the IBM i/p Series RAID business of $124.0 million. The cash used in investing activities in fiscal 2004 was primarily due to our acquisitions of Eurologic, ICP vortex and Elipsan, payment of holdback in connection with our acquisition of Platys, offset by net sales and maturities of marketable securities.

        Cash provided by financing activities was $8.5 million in fiscal 2005 compared to cash used for financing activities of $110.2 million in fiscal 2004 and $111.4 million in fiscal 2003. The cash provided by financing activities in fiscal 2005 was related to net proceeds received from our issuance of common stock in connection with purchases made under our employee stock purchase plan and the exercise of stock options. The cash used in financing activities in fiscal 2004 was primarily driven by repurchases of our 4 3/4% and 3% Notes offset by net proceeds from the issuance of new convertible debt as further described below.

Liquidity, Capital Resources and Financial Condition

        At March 31, 2005, we had $526.6 million in cash, cash equivalents and marketable securities, of which approximately $50 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $255.6 million are intended to be reinvested indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        In December 2003, we issued $225.0 million of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds from the offering were $218.2 million. In conjunction with the issuance of the 3/4% Notes, we spent $64.1 million to enter into a convertible bond hedge transaction. We also received $30.4 million from the issuance of warrants to purchase up to 19.2 million shares of our common stock. Please refer to Note 6 for a detailed discussion of our debt and equity transactions. We utilized the proceeds from the issuance of 3/4% Notes to repurchase $214.8 million in aggregate principal amount of the 3% Notes. Additionally, through the end of fiscal 2004, we redeemed the outstanding principal balance of $82.4 million of our 4 3/4% Notes. At March 31, 2005, we had $260.2 million of aggregate principal amount in convertible notes that are due in March 2007 and December 2023 in the amount of $35.2 million and $225.0 million, respectively. Subsequent to fiscal year-end, we repurchased $18.8 million of the 3% Notes on the open market for $18.6 million, resulting in a loss on the early extinguishment of debt of $0.1 million (including unamortized debt issuance costs of $0.3 million). The loss on extinguishment of debt will be included in "Interest and other income" in the Consolidated Statements of Operations in the first quarter of fiscal 2006.

        We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and 3/4% Notes, respectively. As of March 31, 2005, we had $6.4 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.8 million was classified as short-term and $4.6 million was long-term.

        We expect capital expenditures to amount to between $8.0 million and $15.0 million during fiscal 2006, without taking into account any acquisitions.

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

        We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional cash to fund acquisitions or investment opportunities. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute your ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

        The following table summarizes our contractual obligations at March 31, 2005.

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt and Associated Interest	$294,364	$2,743	$39,621	$3,375	$248,625
Operating Leases	37,533	8,554	12,161	4,883	11,935
Purchase Obligations[1]	8,866	8,866	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet Under GAAP	24,518	11,846	8,396	3,750	526

Total	$365,281	$32,009	$60,178	$12,008	$261,086

(1)
For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of March 31, 2005. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

        We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2005, the carrying value of such investments aggregated $3.3 million. We have also committed to provide additional funding of up to $0.5 million.

Off Balance-Sheet Arrangements

        In conjunction with the 3/4% Notes offering in December 2003, we entered into a convertible bond hedge transaction with an affiliate of one of the original purchasers of the 3/4% Notes. The convertible bond hedge is designed to mitigate stock dilution from conversion of the 3/4% Notes. The convertible bond hedge has value if the average market price per share of our common stock upon exercise or expiration of the bond hedge is greater than $11.704 per share. Under the convertible bond hedge arrangement, the counterparty agreed to sell to us up to 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at our option either in cash or net shares and expires in December 2008. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving a number of shares of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the convertible bond hedge transaction, the amount of cash or net shares potentially received by us will depend upon then-existing overall market conditions, and on our stock price, the volatility of our stock and the amount of time remaining on the convertible bond hedge.

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

        Revenue Recognition:    We recognize revenue from the majority of our product sales, including sales to OEMs, distributors and retailers, upon shipment from us, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales of our external storage products, where software is essential to the functionality, is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by our customer, the price is fixed or determinable and collectibility is reasonably assured.

        Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products subject to certain conditions. We establish allowances for expected product returns in accordance with SFAS No. 48. We also establish allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprise our revenue reserves and are recorded as direct reductions of revenue and accounts receivable. We make estimates of future returns and rebates based primarily on our past experience as well as the volume of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from our estimates. However, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

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

        Goodwill:    Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review on the last day of February of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of our segments (which we have determined to be our reporting units) to their carrying value, including the goodwill related to the segments. To determine the fair value, our review process uses the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. The discounted future cash flow approach uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business's weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2005 and determined that goodwill was impaired. As a result, we recorded an impairment charge of $52.3 million in fiscal 2005 related to our Channel segment.

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

        We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of expected future income at March 31, 2005, it was considered more likely than not that a valuation allowance for all U.S. deferred tax assets was required, resulting in a $67.9 million tax provision. Should positive evidence cause the likelihood of the recoverability of the deferred tax assets to change in future periods, reversals of the valuation allowance could have a significant impact on future results of operations. As a result of our analysis of expected future income at March 31, 2004, it was considered more likely than not that a valuation allowance for deferred tax assets was not required, resulting in the release of previously recorded allowance generating a $21.6 million tax benefit.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. Tax related liabilities were released generating a net tax benefit of $26.4 million and $6.3 million in fiscal 2005 and fiscal 2004, respectively. For a discussion of current tax matters, see Note 14 in the Notes to Consolidated Financial Statements.

Acquisitions and Other Major Transactions

        We are continually exploring strategic acquisitions to build upon our existing library of intellectual property and enhance our technological leadership in the markets where we operate.

Fiscal 2005

Acquisitions

        During the second quarter of fiscal 2005, we purchased Snap Appliance. During the first quarter of fiscal 2005, we purchased the IBM i/p Series RAID business. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between our accounting policies and those of the IBM i/p Series RAID business and Snap Appliance.

        Snap Appliance:    On July 23, 2004, we completed the acquisition of Snap Appliance, a provider of NAS products, to expand our product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The total purchase price was $84.4 million, consisting of $77.4 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. Snap Appliance is included in our Channel segment (Note 17).

        Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of our common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested, which we refer to as the Snap Unvested Options. The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods. In fiscal 2005, we recorded a reduction of $0.2 million of deferred stock-based compensation related to cancellations of Snap Unvested Options. In fiscal year 2005, the Consolidated Statement of Operations included stock-based compensation expense with respect to Snap Unvested Options of $1.0 million.

        In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with us, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by us. In fiscal 2005, the Consolidated Statements of Operations included compensation expense related to the management incentive program of $5.7 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring.

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

        Acquisition-Related Restructuring:    In the third and fourth quarter of fiscal 2005, we refined our plan to integrate the Snap Appliance operations related to integrating certain duplicative resources for both severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and the disposal of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Snap Appliance. We recorded a preliminary estimate of $6.0 million in the second quarter of fiscal 2005 for these activities. In the third and fourth quarters of fiscal 2005, we recorded a $0.8 million increase to the accrued restructuring charges with a corresponding change to goodwill as our plans were further refined. We expect to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed. Any further changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of March 31, 2005, we utilized $3.7 million of these charges. We anticipate that the remaining restructuring reserve balance of $3.1 million will be paid out by third quarter of fiscal 2012, primarily related to long-term facility leases.

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

        The total purchase price is estimated at $49.5 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.9 million. In connection with the acquisition, we issued to IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is included in our OEM segment (Note 17).

        We also entered into a service agreement, which was subsequently amended, for IBM to provide certain research and development services and to provide access to IBM's semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $8.4 million and is payable in quarterly installments; however, the agreement can be cancelled by us in any quarter, which termination would relieve any obligations for us to make future quarterly installment payments to IBM.

IBM Distribution Agreement

        In December 2004, we entered into a distribution agreement with IBM for our RAID controllers and connectivity products sold for IBM's iSeries and pSeries servers. The agreement was made through an amendment to our existing i/p Series RAID supply and intellectual property agreement entered into in June 2004 (See Note 2). The distribution agreement is accounted for as a standalone transaction as it was not contemplated at the time we entered into the original IBM i/p Series RAID transaction.

        Under the amended intellectual property agreement, we are required to make fixed and royalty-based payments to IBM. The fixed payments potentially due under the arrangement total $52.1 million, of which $25.0 million was paid in December 2004, the date we entered into the agreement, and the remainder is due quarterly, in varied installments, through December 2008. A portion of the $52.1 million in total payments is contingent upon IBM purchasing certain levels of our products. Upon entering into the agreement, we recorded the full remaining amount payable to IBM as a liability in the Consolidated Balance Sheets as we consider payment of the full amount to be probable. At March 31, 2005, $11.6 million was recorded in "Accrued Liabilities" and $11.9 million was recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

        The fixed consideration for the distribution agreement of $52.1 million was recorded as an asset to "Prepaid expenses" and "Other long-term assets" in the Consolidated Balance Sheets and the amortization is included in "Net revenues" in the Consolidated Statements of Operations over a four-year period, reflecting the pattern in which the economic benefits of the assets are expected to be realized. The royalty-based fee per unit is calculated using the average net sales price for units sold within the quarter and baseline royalty rates subject to certain adjustment factors. The amortization of the fixed consideration and the royalty-based payments are recorded as a reduction to revenue in the period the units are sold.

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

        Eurologic:    On April 2, 2003, we completed the acquisition of Eurologic, a provider of external and networked storage products. We acquired Eurologic to further enhance our direct-attached and fibre-attached server storage capabilities by allowing us to provide end-to-end block- and file-based networked storage products. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, we paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of our common stock, with a fair value of $1.6 million. We also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% to 81%; a risk-free interest rate ranging from 1.1% to 2.5%; and an estimated life ranging from 0.08 to 4 years. Eurologic's goodwill and amortizable intangible assets were allocated based on the relative fair values of our OEM and Channel segments (Note 17).

        Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also known as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, was included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2005 and was to be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any pending claims. We paid $2.3 million of the Holdback as of March 31, 2005 and have asserted claims against the remaining amount for liabilities of which we became aware following the consummation of the transaction. The former Eurologic stockholders have disputed these claims and have requested release of the remaining Holdback.

        Earn-out Payments:    We also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to former stockholders of Eurologic.

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

        ICP vortex:    On June 5, 2003, we completed the acquisition of ICP vortex. ICP vortex was a wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection products, including SCSI, SATA and fibre channel products. The final purchase price was $14.5 million in cash, which included $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex's goodwill and amortizable intangible assets were allocated based on the relative fair values of our OEM and Channel segments (Note 17).

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

        Elipsan:    On February 13, 2004, we completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan's storage virtualization technology will enable us to make storage more cost-effective, easier to scale, and to increase performance across multiple RAID subsystems. The final purchase price was $19.4 million in cash, which included $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. The purchase price included a final adjustment of $0.8 million in fiscal 2005, primarily related to the reversal of the acquisition-related restructuring reserves of approximately $0.7 million. Elipsan's goodwill and amortizable intangible assets were allocated based on the relative fair values of our OEM and Channel segments (Note 17).

        Holdback:    As part of the Elipsan purchase agreement, $2.0 million of the cash payment was held back, also known as the Elipsan Holdback, for unknown liabilities that may have existed as of the acquisition date. The Elipsan Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2005 and will be paid to the former Elipsan stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2005, we finalized our plans related to the integration of the Elipsan operations. The plan included the integration of certain duplicative resources, related to both severance and benefits in connection with the involuntary termination or relocation of employees and, accordingly, recorded a $0.8 million reserve as of March 31, 2004. In fiscal 2005, we recorded an adjustment of $0.7 million as a reduction to the liability with a corresponding decrease to goodwill as we intend to retain these employees. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. As of March 31, 2005, we made payments of approximately $25,000 under the plan. We anticipate that the remaining restructuring reserve balance of approximately $45,000 will be paid out by the second quarter of fiscal 2006.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. We are currently evaluating the impact of adopting this statement; however, we expect that it will have a significant impact on our consolidated balance sheet and statement of operations. The impact on our consolidated financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 may not be representative of the impact of adopting this statement.

        In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We will apply the principles of SAB 107 in conjunction with our adoption of FAS No. 123(R).

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on our consolidated balance sheet or statement of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. As of March 31, 2005, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $91.3 million (see Note 3 of the Notes to Consolidated Financial Statements) and included corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the decline in the fair value of the portfolio would not be material to our financial position. Declines in interest rates will, over time, reduce our interest income.

Equity Price Risk

        We consider our direct exposure to equity price risk to be minimal. We invest in technology companies through two venture capital funds. As of March 31, 2005, the carrying value of such investments aggregated $3.3 million. We monitor our equity investments on a periodic basis. In the event that the carrying value of our equity investments exceeds their fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value.

Foreign Currency Risk

        We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact on our results. For all three years presented there was an immaterial currency exchange impact from our intercompany transactions. In the past, we have entered into forward exchange contracts to hedge certain firm commitments denominated into foreign currencies. Forward exchange contracts are denominated in the same currency as the underlying transaction and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. As there were no forward exchange contracts outstanding as of March 31, 2005 and 2004, the effect of an immediate 10% change in exchange rates on forward exchange contracts would not have affected our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

        See the index appearing under Item 15(a)(1) on page 57 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2005 and 2004 and for each of the three years in the period ended March 31, 2005 and the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Interim CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and our overall control environment. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2005.

        Our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, has been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

        Our management, including the Interim CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors is incorporated by reference from the information under the caption: "Proposal No. 1—Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 25, 2005, or the Proxy Statement. Information regarding the compliance by our directors, executive officers and 10% or greater stockholders with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption: "Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement. Information with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

        Adaptec maintains a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and including our independent directors who are not employees of Adaptec, with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy.

        The full text of our Code of Business Conduct, Ethics, and Compliance is published on our Investor Relations web site at www.adaptec.com. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The Nasdaq Stock Market, on our website.

Item 11. Executive Compensation

        Information with respect to executive compensation is incorporated by reference from the information under the caption "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Report on Executive Compensation" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to the securities authorized for issuance under our equity compensation plans and the security ownership of our common stock by our directors, executive officers and 5% stockholders is incorporated by reference from the information under the captions: "Executive Compensation—Equity Compensation Plan Information" and "Stock Ownership of Principal Stockholders and Management" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Information with respect to certain relationships of our directors, executive officers and 5% stockholders and related transactions is incorporated by reference from the information under the caption: "Certain Relationships and Related Party Transactions" in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

        Information with respect to principal independent registered public accounting firm fees and services is incorporated by reference from the information under the caption "Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm" and "Fees Paid to PricewaterhouseCoopers" in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Index to Financial Statements:

        The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are contained in this Annual Report on Form 10-K:

2.     Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended March 31, 2005
Allowance for doubtful accounts[1]	$1,269	$132	$372	$1,029
Sales returns[1]	3,960	15,535	15,296	4,199
Allowances[1]	4,727	23,362	17,999	10,090
Year ended March 31, 2004
Allowance for doubtful accounts[1]	$1,298	$378	$407	$1,269
Sales returns[1]	3,904	13,112	13,056	3,960
Allowances[1]	3,930	12,286	11,489	4,727
Year ended March 31, 2003
Allowance for doubtful accounts[1]	$1,114	$100	$(84)	$1,298
Sales returns[1]	5,174	14,788	16,058	3,904
Allowances[1]	2,216	12,180	10,466	3,930

Notes:

(1)
Amounts are included in "Accounts receivable" in the Consolidated Balance Sheets.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto.

3.     Exhibits:

			Incorporated by Reference
						Filed with this 10-K
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	10-Q	000-15071	2.1	08/13/01
2.02	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.2	08/13/01
2.03	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.3	08/13/01
2.04	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.4	08/13/01
2.05	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.5	08/13/01
2.06	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.6	08/13/01
2.07	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.7	08/13/01
2.08	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.8	08/13/01
2.09	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.9	08/13/01
2.10	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	10-Q	000-15071	2.12	08/13/01
2.11	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.13	08/13/01
2.12	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	8-K	000-15071	2.1	09/07/01
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02	Bylaws of Registrant, as amended on June 3, 2004.	10-K	000-15071	3.02	06/14/04
4.01	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	S-3	333-89666	4.04	06/03/02
4.02	Form of 3% Convertible Subordinated Note.	S-3	333-89666	4.05	06/03/02

4.03		Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	S-3	333-89666	4.06	06/03/02
4.04		Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	S-3	333-89666	4.07	06/03/02
4.05		Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	S-3	333-86098	4.04	04/12/02
4.06		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.07		Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.08		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.09		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.10		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.11		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
4.12		Third Amended and Restated Rights Agreement dated February 1, 2001 between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	000-15071	4.1	03/20/01
10.01	†	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	†	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	†	Third Amendment to the Registrant's Savings and Retirement Plan.					X
10.04	†	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	10-Q	000-15071	10.01	11/03/03
10.05	†	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01

10.06
		Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	10-K405	000-15071	(B)	(B)
10.07	†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.08	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.09	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.10	†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.11	*	Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.1	02/09/96
10.12	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.2	02/09/96
10.13		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.17	06/29/99
10.14	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.16	06/29/99
10.15	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/27/00
10.16	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/26/01
10.17	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-Q	000-15071	10.01	02/11/02
10.18	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	10-K	000-15071	10.14	06/26/98
10.19		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.16	06/28/95

10.20		Amendment to the Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.20	06/14/04
10.21		License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.14	06/27/00
10.22		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.21	06/24/02
10.23		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.24	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	8-K	000-15071	99.1	01/24/03
10.25	†	Registrant's Incentive Plan	10-Q	000-15071	10.01	08/09/04
10.26	†	Amended Registrant's Incentive Plan	10-Q	000-15071	10.01	02/07/05
10.27	†	Ken Arola Termination Agreement	10-Q	000-15071	10.02	08/09/04
10.28		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.29	†	2004 Equity Incentive Plan	S-8	333-119271	4.03	09/24/04
10.30	†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.31	†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.32	†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.33	†	Registrant's Variable Incentive Plan	10-Q	000-15071	10.05	11/10/04
10.34	†	Registrant's Deferred Compensation Plan (amended and restated July 2004)	10-Q	000-15071	10.06	11/10/04
10.35	†	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.36	†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.37	†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.38	†	Sundi Sundaresh offer letter, dated May 6, 2005	8-K	000-15071	10.01	05/26/05
10.39	†	D. Scott Mercer offer letter	8-K	000-15071	10.01	06/06/05
10.40	†	Sundi Sundaresh offer letter, dated June 1, 2005	8-K	000-15071	10.02	06/06/05
10.41	†	Chairman of the Board Compensation Arrangement					X

10.42	†	Eric Kelly Employment and Non-Competition Agreement					X
10.43	†	Marshall Mohr offer letter					X
10.44	†	Kok Yong Lim offer letter					X
10.45	†	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.46	†	Distributed Processing Technology Corp. Omnibus Stock Option Plan					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X
31.01		Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

(A)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

(B)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

(b)
Exhibits

        See Item 15(a)(3), above.

(c)
Financial Statement Schedules

        See Item 15(a)(2), above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.
Date: June 14, 2005	/s/ D. SCOTT MERCER D. Scott Mercer Interim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. SCOTT MERCER D. Scott Mercer	Interim Chief Executive Officer and Director (principal executive officer)	June 14, 2005
/s/ MARSHALL L. MOHR Marshall L. Mohr	Vice President and Chief Financial Officer (principal financial and accounting officer)	June 14, 2005
/s/ CARL J. CONTI Carl J. Conti	Chairman	June 14, 2005
/s/ LUCIE J. FJELDSTAD Lucie J. Fjeldstad	Director	June 14, 2005
/s/ JOSEPH S. KENNEDY Joseph S. Kennedy	Director	June 14, 2005
/s/ ILENE H. LANG Ilene H. Lang	Director	June 14, 2005
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	June 14, 2005
/s/ DR. DOUGLAS E. VAN HOUWELING Dr. Douglas E. Van Houweling	Director	June 14, 2005

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net revenues	$474,990	$452,908	$408,113
Cost of revenues	293,746	264,200	203,203

Gross profit	181,244	188,708	204,910

Operating expenses:
Research and development	113,771	102,775	118,429
Selling, marketing and administrative	82,445	78,384	90,823
Amortization of acquisition-related intangible assets	18,299	16,681	14,971
Write-off of acquired in-process technology	5,200	7,649	—
Restructuring charges	5,896	4,313	14,289
Goodwill impairment	52,272	—	—
Other charges (gains)	(290)	5,977	1,528

Total operating expenses	277,593	215,779	240,040

Loss from operations	(96,349)	(27,071)	(35,130)
Interest and other income	8,369	66,429	33,858
Interest expense	(4,439)	(9,424)	(16,422)

Income (loss) before income taxes	(92,419)	29,934	(17,694)
Provision for (benefit from) income taxes	52,687	(32,973)	(2,268)

Net income (loss)	$(145,106)	$62,907	$(15,426)

Net income (loss) per share:
Basic	$(1.31)	$0.58	$(0.14)
Diluted	$(1.31)	$0.53	$(0.14)
Shares used in computing net income (loss) per share:
Basic	110,798	108,656	106,772
Diluted	110,798	128,807	106,772

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$441,588	$102,463
Marketable securities	84,968	561,391
Restricted cash and marketable securities	1,766	2,815
Accounts receivable, net of allowance for doubtful accounts of $1,029 in 2005 and $1,269 in 2004	70,159	51,562
Inventories	60,204	48,888
Deferred income taxes	—	55,678
Prepaid expenses	21,822	14,761
Other current assets	4,259	20,031

Total current assets	684,766	857,589
Property and equipment, net	56,180	58,435
Restricted marketable securities, less current portion	4,615	6,346
Goodwill	91,486	68,492
Other intangible assets, net	79,457	48,902
Other long-term assets	47,002	11,340

Total assets	$963,506	$1,051,104

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,637	$35,969
Accrued liabilities	116,007	106,392

Total current liabilities	177,644	142,361

3/4% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes	35,190	35,190
Other long-term liabilities	15,349	3,662
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 112,339 as of March 31, 2005 and 109,810 as of March 31, 2004	112	110
Additional paid-in capital	165,707	153,174
Deferred stock-based compensation	(2,416)	(2,713)
Accumulated other comprehensive income, net of taxes	706	3,000
Retained earnings	346,214	491,320

Total stockholders' equity	510,323	644,891

Total liabilities and stockholders' equity	$963,506	$1,051,104

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(145,106)	$62,907	$(15,426)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Write-off of acquired in-process technology	5,200	7,649	—
Non-cash charges associated with restructuring and other charges	109	6,082	5,470
Stock-based compensation	3,191	4,078	10,600
Gain on the sale of long-lived assets	(1,359)	—	—
Goodwill impairment	52,272	—	—
Non-cash effect of tax settlement	(26,009)	—	—
Loss (gain) on extinguishment of debt	—	6,466	(3,297)
Non-cash portion of DPT settlement gain	—	(18,256)	—
Depreciation and amortization	50,636	51,789	45,607
Deferred income taxes	50,739	(24,602)	4,219
Income tax benefits (provision) of employees' stock transactions	(616)	580	1,142
Other non-cash items	(239)	596	1,380
Changes in assets and liabilities (net of acquired businesses):
Accounts receivable	(12,343)	14,055	(5,447)
Inventories	(7,963)	(19,311)	6,676
Prepaid expenses and other current assets	2,405	18,439	(5,653)
Other assets	(40,475)	9,474	6,144
Accounts payable	21,380	(3,077)	10,678
Other liabilities	37,921	(21,467)	(2,349)

Net Cash Provided by (Used for) Operating Activities	(10,257)	95,402	59,744

Cash Flows From Investing Activities:
Payment of general holdback in connection with acquisition of Platys	—	(3,589)	(10,720)
Payment of holdback in connection with acquisition of Eurologic	(2,279)	—	—
Purchases of businesses, net of cash acquired	(123,978)	(46,725)	—
Purchases of restricted marketable securities	—	(7,915)	—
Maturities of restricted marketable securities	2,736	6,378	7,500
Purchases of property and equipment	(14,354)	(8,283)	(7,465)
Proceeds of sale of long-lived assets	10,877	—	—
Purchases of other investments	—	—	(1,000)
Purchases of marketable securities	(328,167)	(807,889)	(969,174)
Sales of marketable securities	718,009	730,211	702,745
Maturities of marketable securities	77,997	114,946	157,736

Net Cash Provided by (Used for) Investing Activities	340,841	(22,866)	(120,378)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible notes, net of issuance costs	—	218,250	—
Repurchases and redemption of convertible notes	—	(298,554)	(116,313)
Purchase of convertible bond hedge	—	(64,140)	—
Proceeds from issuance of warrant	—	30,390	—
Proceeds from the issuance of common stock	8,503	7,522	7,330
Installment payment on acquisition of software licenses	—	(3,633)	(2,422)

Net Cash Provided by (Used for) Financing Activities	8,503	(110,165)	(111,405)

Effect of foreign currency translation on cash and cash equivalents	38	919	588

Net Increase (Decrease) in Cash and Cash Equivalents	339,125	(36,710)	(171,451)
Cash and Cash Equivalents at Beginning of Year	102,463	139,173	310,624

Cash and Cash Equivalents at End of Year	$441,588	$102,463	$139,173

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-based Compensation		Retained Earnings
	Shares	Amount					Total
	(in thousands)
Balance, March 31, 2002	106,293	$106	$172,527	$(21,131)	$2,051	$443,839	$597,392
Components of comprehensive income:
Net loss	—	—	—	—	—	(15,426)	(15,426)
Unrealized gain on available-for-sale investments, net of taxes	—	—	—	—	1,151	—	1,151
Foreign currency translation adjustment, net of taxes	—	—	—	—	588	—	588

Total comprehensive loss, net of taxes							(13,687)

Sale of common stock under employee stock purchase and option plans	1,639	2	7,328	—	—	—	7,330
Income tax benefits of employees' stock transactions	—	—	1,142	—	—	—	1,142
Amortization of deferred stock-based compensation	—	—	—	10,600	—	—	10,600
Adjustment of deferred stock-based compensation	(38)	—	(2,417)	2,417	—	—	—

Balance, March 31, 2003	107,894	108	178,580	(8,114)	3,790	428,413	602,777
Components of comprehensive loss:
Net income	—	—	—	—	—	62,907	62,907
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(1,709)	—	(1,709)
Foreign currency translation adjustment, net of taxes	—	—	—	—	919	—	919

Total comprehensive income, net of taxes							62,117

Sale of common stock under employee stock purchase and option plans	1,926	2	7,520	—	—	—	7,522
Income tax benefits of employees' stock transactions	—	—	580	—	—	—	580
Issuance of common stock in connection with acquisitions	—	—	1,582	—	—	—	1,582
Amortization of deferred stock-based compensation	—	—	—	4,078	—	—	4,078
Adjustment of deferred stock-based compensation	(10)	—	(1,323)	1,323	—	—	—
Net cash paid for convertible bond hedge, warrant and related costs	—	—	(33,765)	—	—	—	(33,765)

Balance, March 31, 2004	109,810	110	153,174	(2,713)	3,000	491,320	644,891
Components of comprehensive income:
Net loss	—	—	—	—	—	(145,106)	(145,106)
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(2,732)	—	(2,732)
Foreign currency translation adjustment, net of taxes	—	—	—	—	438	—	438

Total comprehensive loss, net of taxes							(147,400)

Sale of common stock under employee stock purchase and option plans	2,514	1	8,502	—	—	—	8,503
Income tax provision of employees' stock transactions	—	—	(616)	—	—	—	(616)
Issuance of restricted stock	15	1	117	(118)	—	—	—
Issuance of common stock in connection with acquisition	—	—	3,464	—	—	—	3,464
Deferred stock-based compensation			3,598	(3,598)	—	—	—
Amortization of deferred stock-based compensation	—	—	75	3,450	—	—	3,525
Adjustment of deferred stock-based compensation	—	—	(563)	563	—	—	—
Issuance of warrant in connection with acquisition	—	—	2,024	—	—	—	2,024
Non-cash tax settlement	—	—	(4,068)	—	—	—	(4,068)

Balance, March 31, 2005	112,339	$112	$165,707	$(2,416)	$706	$346,214	$510,323

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description

        Adaptec, Inc. ("Adaptec" or the "Company") designs, manufactures and markets storage products and software that are easy to manage and enable organizations to move, manage and protect critical data and digital content. Our software and hardware products range from ASIC and RAID components to external storage arrays, and span SCSI, SAS, SATA, Fibre Channel, and iSCSI technologies. Adaptec's broad range of chips, add-in cards and network storage arrays gives businesses a migration path from internal to external storage. Adaptec's products use a common management tool to simplify storage administration and reduce related costs. Adaptec products are sold through OEMs and distribution channel customers to enterprises, small and midsize businesses, government agencies, VARs, direct marketers, and retail users across geographically diverse markets.

Basis of Presentation

        The consolidated financial statements include the accounts of Adaptec and all of its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

        The glossary of acronyms and accounting rules and regulations referred to within the Notes are listed in alphabetical order in Note 20.

Acquisitions

        In fiscal 2005, the Company purchased International Business Machines Corporation's ("IBM") i/p Series RAID component business line (the "IBM i/p Series RAID" business) and Snap Appliance, Inc. ("Snap Appliance"). In fiscal 2004, the Company purchased Eurologic Systems Group Limited ("Eurologic"), ICP vortex Computersysteme GmbH ("ICP vortex") and Elipsan Limited ("Elipsan"). Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between the Company's accounting policies and those of the IBM i/p Series RAID business, Snap Appliance, Eurologic, ICP vortex or Elipsan. See Note 2 for further discussion of the Company's acquisition activities.

Use of Estimates and Reclassifications

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company relies on forward looking projections to estimate any potential valuation allowances required related to net deferred tax assets, inventory reserves or impairments of long-lived assets. These estimates include, among other things, the amount and timing of future revenues that are expected to come from products and services that have either recently been introduced or that are to be introduced in the future. It is reasonably possible that the actual results could differ from such estimates resulting in valuation allowances of net deferred tax assets, inventory reserve charges, goodwill impairments or other charges.

        Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including reclassification of auction rate securities from cash and cash equivalents to marketable securities. Previously, such auction rate securities were classified as cash and cash equivalents.

Accordingly, the Company has revised its presentation to exclude from cash and cash equivalents $16.7 million and $10.2 million of auction rate securities at March 31, 2004 and 2003, respectively, and to include such amounts as marketable securities. In addition, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these auction rate securities as investing activities. This adjustment resulted in a net decrease in cash used for investing activities by $6.5 million in fiscal 2004 and a net increase in cash used for investing activities by $10.5 million in fiscal 2003. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

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

Derivative Financial Instruments

        The Company did not enter into forward exchange or other derivative foreign currency contracts during the fiscal years ended March 31, 2005 and 2004. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. In connection with the issuance of its 3/4% Convertible Senior Subordinated Notes ("3/4% Notes"), the Company entered into a derivative financial instrument to repurchase its common stock, at the Company's option, at specified prices in the future to mitigate potential dilution as a result of the conversion of the 3/4% Notes. See Note 6 for further details.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair market value due to their short maturities. The following table represents the related cost basis and the estimated fair values, which are based on quoted market prices, for the Company's publicly traded debt:

	March 31, 2005		March 31, 2004
	Cost Basis	Estimated Fair Value	Cost Basis	Estimated Fair Value
	(in thousands)
3/4% Notes	$225,000	$184,954	$225,000	$233,057
3% Convertible Subordinated Notes ("3% Notes")	35,190	34,574	35,190	35,476

Total	$260,190	$219,528	$260,190	$268,533

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

        Restricted marketable securities consist of United States government securities that are required as security under both the 3% Notes Indenture and the 3/4% Notes Indenture (Note 6).

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

        The Company sells its products to OEMs, distributors and retailers throughout the world. Sales to customers are predominantly denominated in United States dollars and, as a result, the Company believes its foreign currency risk is minimal. In the fourth quarter of fiscal 2003, the Company began Euro-denominated sales to its customers in the European Union and expects to continue such sales in the future. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Two customers accounted for 14% and 11% of gross accounts receivable at March 31, 2005 and one customer accounted for 12% of gross accounts receivable at March 31, 2004.

        The Company currently purchases finished production silicon wafers used in its products from Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") and IBM and if TSMC or IBM fail to meet the

Company's manufacturing needs, it would delay production and product shipments to the Company's customers.

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Other intangible assets, net, consist of acquisition-related intangible assets, intellectual property and warrants. Other intangible assets, net, are carried at cost less accumulated amortization. Amortization of goodwill was ceased effective April 1, 2002. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Other intangible assets are amortized over their estimated useful lives ranging from three months to seven years, reflecting the pattern in which the economic benefits of the assets are expected to be realized.

Other Long-Term Assets

        The Company's other long-term assets primarily include a distribution agreement (Note 13), debt issuance costs (Note 6) and minority investments (Note 10).

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. When the Company determines that the carrying value of its long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in its current business model. The impairment of long-lived assets is included in "Other charges (gains)" in the Consolidated Statements of Operations. In fiscal 2004, the Company recorded a $5.0 million charge for impairment of properties classified as assets held for sale as the carrying amount exceeded its estimated fair value less cost to sell (Note 10). In fiscal 2005, the Company recorded a gain on the sale of these properties of $2.8 million and was credited to "Other charges" in the Consolidated Statements of Operations as these properties.

Stock-Based Compensation

        The Company has employee and director stock compensation plans which are more fully described in Note 12. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense is recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock.

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company's ESPP, collectively called "options," for all periods presented:

	Years Ended March 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$(145,106)	$62,907	$(15,426)
Add: Deferred stock-based compensation expense included in reported net income (loss)	3,191	3,811	4,946
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(26,853)	(25,555)	(34,734)

Pro forma net income (loss)	$(168,768)	$41,163	$(45,214)

Basic net income (loss) per share:
As reported	$(1.31)	$0.58	$(0.14)
Pro forma	$(1.52)	$0.38	$(0.42)
Diluted net income (loss) per share:
As reported	$(1.31)	$0.53	$(0.14)
Pro forma	$(1.52)	$0.36	$(0.42)

        See Note 12 for a discussion of the assumptions used in the Black-Scholes option pricing model and estimated fair value of options.

Revenue Recognition

        The Company recognizes revenue from the majority of its product sales, including sales to OEMs, distributors and retailers, upon shipment from the Company, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales of its external storage products, where software is essential to the functionality, is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by the customer, the price is fixed or determinable and collectibility is reasonably assured.

        The Company's distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits distributors to return products subject to certain conditions. The Company establishes allowances for expected product returns in accordance with SFAS No. 48. The Company also establishes allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprise the Company's revenue reserves and are recorded as direct reductions of revenue and accounts receivable. The Company makes estimates of future returns and rebates based primarily on its past experience as well as the volume of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for its products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from the Company's estimates. However, actual returns and rebates in any future period could differ from the Company's estimates, which could impact the net revenue it reports.

        For products which contain software, where software is essential to the functionality of the product, or software product sales, the Company recognizes revenue in accordance with SOP No. 97-2, as amended and modified by SOP 98-9. For software sales that are considered multiple element transactions, the entire fee from the arrangement is allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element are met. Vendor specific fair value for each element is established based on the sales price charged when the same element is sold separately or based upon a renewal rate. For multiple element sales involving software to distributors, revenue is recognized when the distributor sells the goods or services to the end-user or OEM.

Software Development Costs

        The Company's policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2005, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to "Research and development" in the Consolidated Statements of Operations.

Income Taxes

        The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements, but have not been reflected in the Company's taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement; however, the Company expects that it will have a significant impact on the Company's consolidated balance sheet and statement of operations. The impact on the Company's consolidated financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 may not be representative of the impact of adopting this statement.

        In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with its adoption of No. FAS 123(R).

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of operations.

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

Note 2. Business Acquisitions

        IBM i/p Series RAID:    On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement grants the Company the right to use IBM's RAID technology and embedded Power PC technology for the Company's internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

        The total purchase price was $49.5 million, which consisted of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.9 million. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company's common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black- Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is included in the Company's OEM segment (Note 17).

        The Company also entered into a service agreement, which was subsequently amended, for IBM to provide certain research and development services and to provide access to IBM's semiconductor design tools. The semiconductor design tools license agreement is for two years at a total cost of $8.4 million and is payable in quarterly installments; however, the agreement can be cancelled by the Company in any quarter, which termination would relieve any obligations for the Company to make future quarterly installment payments to IBM.

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

        The values allocated to the supply agreement, patents and core technology and foundry agreement are being amortized over estimated useful lives of 3 to 5 years, reflecting the pattern in which the economic benefits of the assets are expected to be realized. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of the IBM i/p Series RAID business, is approximately 5 years. No residual value has been estimated for the intangible assets. A portion of goodwill is not expected to be deductible for tax purposes.

        Snap Appliance:    On July 23, 2004, the Company completed the acquisition of Snap Appliance, a provider of NAS products, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The total purchase price was $84.4 million, consisting of $77.4 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of the Company's common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. Snap Appliance is included in the Company's Channel segment (Note 17).

        Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of the Company's common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested (the "Snap Unvested Options"). The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods. In fiscal 2005, the Company recorded a reduction of $0.2 million of deferred stock-based compensation related to cancellations of Snap Unvested Options. In fiscal year 2005, the Consolidated Statement of Operations included stock-based compensation expense with respect to Snap Unvested Options of $1.0 million.

        The preliminary allocation of the Snap Appliance purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The preliminary allocation was based on management's estimates of fair value, which included an independent appraisal. The allocation of the purchase price may be subject to change based on final estimates of fair value; however, such changes are not expected to be material.

Cash	$60
Accounts receivable	5,825
Inventory	3,316
Prepaid expenses	14,345
Property and equipment	1,379
Other long-term assets	148

Total assets acquired	25,073
Accounts payable	(4,264)
Current liabilities	(14,348)
Other long-term liabilities	(2,325)

Total liabilities assumed	(20,937)

Net tangible assets acquired	$4,136

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$4,136
Acquired in-process technology	2,200
Deferred stock-based compensation	3,610
Deferred income tax liabilities	(11,640)
Goodwill	57,043
Other intangible assets:
Core and existing technologies	19,000
Trade name	10,100

29,100

Net assets acquired (purchase price)	$84,449

        The values allocated to the core and existing technologies and trade name created as a result of the acquisition of Snap Appliance are being amortized over an estimated weighted average useful life of 7 years, reflecting the pattern in which the economic benefits of the assets are expected to be realized. No residual value has been estimated for the intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment (Note 5). Goodwill is not expected to be deductible for tax purposes.

        In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with the Company, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by the Company. In fiscal 2005, the Consolidated Statements of Operations included compensation expense related to the management incentive program of $5.7 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring.

        A portion of the Snap Appliance acquisition price totaling $5.4 million was held back, and in connection with the management incentive program, $1.3 million will be held back for a total of $6.7 million (the "Snap Appliance Holdback") for unknown liabilities that may have existed as of the acquisition date. The Snap Appliance Holdback will be paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims.

        Acquisition-Related Restructuring:    In the third and fourth quarter of fiscal 2005, the Company refined its plan to integrate the Snap Appliance operations related to integrating certain duplicative resources including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and the disposal of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Snap Appliance. The Company recorded a preliminary estimate of $6.0 million in the second quarter of fiscal 2005 for these activities. In the third and fourth quarters of fiscal 2005, the Company recorded a $0.8 million increase to the accrued restructuring charges with a corresponding change to goodwill as its plans were further refined. The Company expects to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed.

Any further changes to the Company's estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of March 31, 2005, the Company utilized $3.7 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $3.1 million will be paid out by third quarter of fiscal 2012, primarily related to long-term facility leases.

        The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for fiscal 2005:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Snap Appliance Acquisition-Related Restructuring Plan:
Restructuring provision	$1,967	$3,999	$5,966
Adjustments	646	109	755
Cash paid	(2,111)	(369)	(2,480)
Non-cash charges	(347)	(838)	(1,185)

Reserve balance at March 31, 2005	$155	$2,901	$3,056

        Eurologic:    On April 2, 2003, the Company completed the acquisition of Eurologic, a provider of external and networked storage products. The Company acquired Eurologic to further enhance its direct-attached and fibre-attached server storage capabilities by allowing it to provide end-to-end block- and file-based networked storage products. As consideration for the acquisition of all of the outstanding capital stock of Eurologic, the Company paid $25.6 million in cash, subject to a Holdback as described below, and assumed stock options to purchase 0.5 million shares of the Company's common stock, with a fair value of $1.6 million. The Company also incurred $1.1 million in transaction fees, including legal, valuation and accounting fees. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate ranging from 57% to 81%; a risk-free interest rate ranging from 1.1% to 2.5%; and an estimated life ranging from 0.08 to 4 years. Eurologic's goodwill and amortizable intangible assets were allocated based on the relative fair values of the Company's OEM and Channel segments (Note 17).

        Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2005 and was to be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any pending claims. The Company paid $2.3 million of the Holdback as of March 31, 2005 and has asserted claims against the remaining amount for liabilities of which it became aware following the consummation of the transaction. The former Eurologic stockholders have disputed these claims and have requested release of the remaining Holdback.

        Earn-out Payments:    The Company also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to the former stockholders of Eurologic.

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

        The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The core technology and customer relationships are being amortized over an estimated useful life of four years, the trade name and covenants-not-to-compete are being amortized over two years and the current backlog was fully amortized in the first quarter of fiscal 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of Eurologic, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment (Note 5). Goodwill is not expected to be deductible for tax purposes.

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

        ICP Vortex:    On June 5, 2003, the Company completed the acquisition of ICP vortex. ICP vortex was a wholly-owned subsidiary of Intel Corporation and provided a broad range of hardware and software RAID data protection products, including SCSI, SATA and fibre channel products. The final purchase price was $14.5 million in cash, which included $0.3 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.1 million in the first quarter of fiscal 2005 to both goodwill and acquisitions costs. ICP vortex's goodwill and amortizable intangible assets were allocated based on the relative fair values of the Company's OEM and Channel segments (Note 17).

        The allocation of the ICP vortex purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on management's estimate of fair value, which included an independent appraisal.

Cash	$2,706
Accounts receivable	2,961
Inventory	2,015
Other current assets	3,087
Property and equipment	1,458

Total assets acquired	12,227
Accounts payable	(722)
Current liabilities	(2,522)
Long-term liabilities	(400)

Total liabilities assumed	(3,644)

Net tangible assets acquired	$8,583

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$8,583
Goodwill	1,050
Other intangible assets:
Core technology	3,630
Customer relationships	410
Trade name	830
Royalties	60

4,930

Net assets acquired (Purchase Price)	$14,563

        The other intangible assets are being amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The core technology and trade name are being amortized straight-line over an estimated useful life of three years, the customer relationships are being amortized straight-line over four years and the royalties were amortized through the end of the third quarter of 2004. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of ICP vortex, is approximately three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment (Note 5). Goodwill is not expected to be deductible for tax purposes.

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

        Elipsan:    On February 13, 2004, the Company completed the acquisition of Elipsan, a provider of networked storage infrastructure software. The Company acquired Elipsan's storage virtualization technology to enable the Company to make storage more cost-effective, easier to scale and to increase performance across multiple RAID subsystems. The final purchase price was $19.4 million in cash, which included $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. This purchase price included a final adjustment of $0.8 million in fiscal 2005, primarily related to the reversal of the acquisition-related restructuring reserves of approximately $0.7 million. Elipsan's goodwill and amortizable intangible assets were allocated based on the relative fair values of the Company's OEM and Channel segments (Note 17).

        Holdback:    As part of the Elipsan purchase agreement, $2.0 million of the cash payment was held back ("Elipsan Holdback") for unknown liabilities that may have existed as of the acquisition date. The Elipsan Holdback, which was included as part of the purchase price, is included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2005 and will be paid to the former Elipsan stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any unknown liabilities.

        The allocation of the Elipsan purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on management's estimates of fair value, which included an independent appraisal.

Accounts receivable	$162
Other current assets	731
Property and equipment	105

Total assets acquired	998
Accounts payable	(171)
Current liabilities	(1,497)

Total liabilities assumed	(1,668)

Net tangible liabilities acquired	$(670)

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$(670)
Acquired in-process technology	4,000
Goodwill	3,479
Core technology	12,600

Net assets acquired (Purchase Price)	$19,409

        The core technology is being amortized straight-line over an estimated useful life of five years. No residual value has been estimated for the intangible asset.. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes.

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2005, the Company finalized its plans to integrate the Elipsan operations. The plan included the integration of certain duplicative resources related to both severance and benefits in connection with the involuntary termination or relocation of employees and, accordingly, the Company recorded a $0.8 million reserve as of March 31, 2004. In fiscal 2005, the Company recorded an adjustment of $0.7 million as a reduction to the liability with a corresponding decrease to goodwill as the Company intends to retain these employees. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. As of March 31, 2005, the Company made payments of approximately $25,000 under the plan. The Company anticipates that the remaining restructuring reserve balance of approximately $45,000 will be paid out by the second quarter of fiscal 2006.

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

Acquired
In-Process Technology
(in thousands)
Snap Appliance[1]	$2,200
IBM i/p Series RAID business[2]	3,000
Eurologic[3]	3,649
Elipsan[4]	4,000

(1)
The identified in-process projects were related to operating system enhancements and system functionality improvements.

(2)
The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code.

(3)
The Company acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage products. The identified projects focus on increasing performance while reducing the storage controller form factor.

(4)
The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs.

        The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management's projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan were expected to grow through fiscal 2009, fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

        The effective tax rate used in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates. The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The following discount rates were used in computing the present value of net cash flows for the acquired companies: approximately 24% for Snap Appliance, between 23% and 28% for the IBM i/p Series RAID business, approximately 27% for Eurologic and approximately 63% for Elipsan.

        The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the respective acquisition dates for, Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition dates for Eurologic and Elipsan were completed as of March 31, 2004 and December 31, 2004, respectively. The Company expects remaining costs of approximately $0.3 million and $12.3 million related to Snap Appliance and the IBM i/p Series RAID business, respectively, to bring the planned in-process projects to completion.

        Pro Forma Results:    The following unaudited pro forma financial information for fiscal years 2005 and 2004 presents the combined results of the Company and the IBM i/p Series RAID business, Snap Appliance, ICP vortex and Elipsan, as if the acquisitions had occurred at the beginning of the periods presented. Eurologic was not included in the calculation as the results of Eurologic have been included in the Company's financial statements from April 2, 2003. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for purchased in-process technology were excluded as these items were non-recurring. The pro forma financial results for fiscal years 2005 and 2004 were as follows:

	Years Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net revenues	$489,171	$541,822
Net income (loss)	(152,454)	35,884
Net income (loss) per share:
Basic	$(1.38)	$0.33
Diluted	$(1.38)	$0.31

        The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Eurologic, ICP vortex and Elipsan constituted a consolidated entity during such periods.

        Platys:    In connection with the Platys Communications, Inc. ("Platys") acquisition in August 2001, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. In fiscal 2003 and fiscal 2004, the Company paid $10.7 million and $3.6 million, respectively, of the General Holdback to the former Platys shareholders or for the settlement of certain claims on their behalf. The remaining $0.7 million of the General Holdback will be paid to the Platys shareholders upon resolution of the outstanding claims, except for funds necessary to provide for liabilities with respect to the claims submitted by the former Platys employees and consultants.

        In fiscal years 2005, 2004 and 2003, the Company recorded reductions of $0.4 million, $1.3 million and $2.4 million, respectively, of deferred stock-based compensation related to cancellations of assumed Platys stock options that were unvested and repurchases of unvested Platys restricted stock. In fiscal years 2005, 2004 and 2003, the Consolidated Statement of Operations included stock-based compensation expense with respect to the restricted stock and/or the unvested options of $2.0 million, $4.1 million, and $10.6 million, respectively.

Note 3. Marketable Securities

        The Company's portfolio of marketable securities at March 31, 2005 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$373,190	$—	$—	$373,190
Corporate obligations	32,119	—	(443)	31,676
United States government securities	22,864	2	(320)	22,546
Other debt securities	43,917	160	(312)	43,765

Total available-for-sale securities	472,090	162	(1,075)	471,177
Less amounts classified as cash equivalents	379,915	—	—	379,915

Total	$92,175	$162	$(1,075)	$91,262

        The Company's portfolio of marketable securities at March 31, 2004 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$6,838	$—	$(1)	$6,837
Municipal bonds	16,550	—	—	16,550
Commercial paper	999	—	—	999
Corporate obligations	200,636	2,086	(14)	202,708
United States government securities	175,609	982	(17)	176,574
Other debt securities	194,705	722	(97)	195,330
Marketable equity securities	873	—	(18)	855

Total available-for-sale securities	596,210	3,790	(147)	599,853
Less amounts classified as cash equivalents	30,435	—	—	30,435

Total	$565,775	$3,790	$(147)	$569,418

        In fiscal 2004, the Company retained 190,936 shares of Roxio's common stock upon the potential exercise of outstanding warrants which expired unexercised in January 2004. In accordance with SFAS No. 115, this common stock was classified as available-for-sale securities and recorded at fair market value and included in "Marketable securities" in the Consolidated Balance Sheet as of March 31, 2004. The Company sold the securities in fiscal 2005.

        Sales of marketable securities resulted in gross realized gains of $0.6 million, $2.5 million and $3.2 million during fiscal years 2005, 2004 and 2003, respectively. Sales of marketable securities resulted in gross realized losses of $5.9 million, $1.4 million and $2.9 million during fiscal years 2005, 2004 and 2003, respectively. In the fourth quarter of fiscal 2005, the Company repatriated $360.6 million of undistributed earnings from Singapore to the United States. In connection with this transaction, the Company liquidated $408.6 million of investments held by its Singapore subsidiary resulting in gross realized losses of $4.5 million.

        The following table summarizes the fair value and gross unrealized losses of our available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate obligations	$20,106	$(273)	$9,015	$(170)	$29,121	$(443)
United States government securities	9,460	(122)	9,359	(198)	$18,819	$(320)
Other debt securities	13,468	(119)	16,737	(193)	$30,205	$(312)

	$43,034	$(514)	$35,111	$(561)	$78,145	$(1,075)

        Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

        The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2005, by contractual maturity, were as follows:

	Available-for-Sale Debt Securities Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$420,948	$420,860
Mature after one year through three years	51,142	50,317

Total	$472,090	$471,177

        The maturities of asset- and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

Note 4. Balance Sheets Details

Inventories

        The components of net inventories at March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
	(in thousands)
Raw materials	$15,914	$16,244
Work-in-process	7,435	6,210
Finished goods	36,855	26,434

Total	$60,204	$48,888

Property and Equipment

        The components of property and equipment at March 31, 2005 and 2004 were as follows:

		March 31,
	Life	2005	2004
		(in thousands)
Land	—	$9,537	$9,537
Buildings and improvements	5-40 years	43,439	42,788
Machinery and equipment	3-5 years	83,304	88,340
Furniture and fixtures	3-7 years	64,093	68,506
Leasehold improvements	Lower of useful life or life of lease	5,547	4,909
Construction in progress	—	162	375

		206,082	214,455
Accumulated depreciation and amortization		(149,902)	(156,020)

Total		$56,180	$58,435

        Depreciation expense was $15.2 million, $20.1 million and $24.0 million in fiscal years 2005, 2004 and 2003, respectively.

Accrued Liabilities

        The components of accrued liabilities at March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
	(in thousands)
Tax related	$57,538	$65,812
Acquisition related	6,748	8,200
Accrued compensation and related taxes	18,304	19,336
IBM distribution agreement (Note 13)	11,575	—
Other	21,842	13,044

Total	$116,007	$106,392

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of income taxes, at March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
	(in thousands)
Unrealized gain on marketable securities, net of tax of $—in fiscal 2005 and $1,443 in fiscal 2004	$(546)	$2,186
Foreign currency translation, net of tax of $834 in fiscal 2005 and $543 in fiscal 2004	1,252	814

Total	$706	$3,000

Note 5. Goodwill and Other Intangible Assets

  Goodwill

        Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill for fiscal 2005 was as follows:

	SSG	SNG	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2004	$22,825	$45,667	$—	$—	$68,492
Reallocation (See Note 17)	(22,825)	(45,667)	30,326	38,166	—
Goodwill acquired (See Note 2)	—	—	18,915	57,043	75,958
Goodwill impairment	—	—	—	(52,272)	(52,272)
Goodwill adjustments	—	—	(458)	(234)	(692)

Balance at March 31, 2005	$—	$—	$48,783	$42,703	$91,486

        The goodwill reallocation shown in the table above related to the reorganization of certain of the Company's reportable segments are discussed in Note 17. The goodwill formerly included in the SSG and SNG segments was allocated between the OEM and Channel segments based on a relative fair value approach using an independent appraisal and management estimates of fair value of the segments. No impairment was recorded as a result of the change in segments.

        Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company's reporting unit level which is at the segment level by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company's review process uses the income, or discounted cash flows, approach and the market approach. In performing its analysis, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on its annual review of goodwill in the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $52.3 million related to its Channel segment. Factors that led to this conclusion included, but were not limited to, the negative impact of estimates of expected future income associated with increased costs related to recent acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, place significant risk on the Company's ability to achieve and maintain profitability, and, therefore have adversely impacted its profitability forecasts. The Company's annual review of goodwill in the fourth quarter of fiscal 2004 and 2003 determined that there was no impairment related to its goodwill.

  Other Intangible Assets

	March 31, 2005		March 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$112,630	$(64,885)	$74,930	$(50,898)
Supply agreement	7,600	(1,140)	—	—
Covenants-not-to-compete	4,818	(4,818)	4,818	(4,095)
Customer relationships	1,290	(631)	1,290	(308)
Trade names	12,406	(2,999)	2,306	(963)
Foundry agreement	600	(90)	—	—
Backlog and royalties	455	(455)	455	(455)

Subtotal	139,799	(75,018)	83,799	(56,719)
Intellectual property assets and warrants	44,868	(30,192)	43,892	(22,070)

Total	$184,667	$(105,210)	$127,691	$(78,789)

        Intellectual property assets consist of a patent license fee (Note 13), a technology license fee (Note 13), an amount allocated to a product supply agreement (Note 13) and certain intellectual property acquired in fiscal 2003.

        In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with the agreement, the Company issued IBM a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $6.94 per share. The warrant has a term of five years from the date of issuance and was immediately exercisable. The warrant was valued at $1.0 million using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 4.0% and an estimated life of 5 years. The value of the warrant was fully expensed against "net revenues," as the economic benefits were not considered probable at March 31, 2005.

        Other intangible assets increased by approximately $57.0 million in fiscal 2005 as a result of the Company's acquisitions of the IBM i/p Series RAID business and Snap Appliance and an agreement entered into with IBM discussed above. Other intangible assets increased by approximately $25.5 million in fiscal 2004 as a result of the Company's acquisitions of Eurologic, ICP vortex and Elipsan. Amortization of other intangible assets was $26.4 million, $24.0 million and $20.0 million in fiscal years 2005, 2004 and 2003, respectively.

        The annual amortization expense of the other intangible assets that existed as of March 31, 2005 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets and warrants
	(in thousands)
Fiscal years:
2006	$17,375	$6,669
2007	14,591	6,316
2008	11,476	1,691
2009	10,722	—
2010 and thereafter	10,617	—

Total	$64,781	$14,676

Note 6. Convertible Notes

	March 31,
	2005	2004
	(in thousands)
3/4% Notes	$225,000	$225,000
3% Notes	35,190	35,190

Total	$260,190	$260,190

        3/4% Notes:    In December 2003, the Company issued $225.0 million in aggregate principal amount of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds to the Company from the offering of the Notes were $218.2 million.

        The 3/4% Notes are convertible at the option of the holders into shares of the Company's common stock, par value $0.001 per share, only under the following circumstances: (1) prior to December 22, 2021, on any date during a fiscal quarter if the closing sale price of the Company's common stock was more than 120% of the then current conversion price of the 3/4% Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) on or after December 22, 2021, if the closing sale price of the Company's common stock was more than 120% of the then current conversion price of the 3/4% Notes, (3) if the Company elects to redeem the 3/4% Notes, (4) upon the occurrence of specified corporate transactions or significant distributions to holders of the Company's common stock occur or (5) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the 3/4% Notes was less than 98% of the average of the sale price of the Company's common stock during such five-day trading period multiplied by the 3/4% Notes then current conversion rate. Subject to the above conditions, each $1,000 principal amount of 3/4% Notes is convertible into approximately 85.4409 shares of the Company's common stock (equivalent to an initial conversion price of approximately $11.704 per share of common stock).

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

        The Company will pay cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year, which interest payments commenced on June 22, 2004. Debt issuance costs of $6.8 million are being amortized to interest expense over 5 years. The 3/4% Notes rank senior in right of payment to the 3% Convertible Subordinated Notes due 2007 ("3% Notes"). The 3/4% Notes rank junior in right of payment of the 3% Notes and are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. At March 31, 2005, $1.8 million was classified as short-term marketable securities due within one year and $4.6 million was classified as long-term due within three years.

  Convertible Bond Hedge and Warrant

        Concurrent with the issuance of the 3/4% Notes, the Company entered into a convertible bond hedge transaction with an affiliate of one of the initial purchasers of the 3/4% Notes. Under the convertible bond hedge arrangement, the counterparty agreed to sell to the Company up to 19.2 million shares of the Company's common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at the Company's option, either in cash or net shares, and expires in December 2008. Settlement of the convertible bond hedge in net shares on the expiration date would result in the Company receiving a number of shares of its common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the convertible bond hedge transaction, the amount of cash or net shares potentially received by the Company will depend upon then existing overall market conditions, and on the Company's stock price, the volatility of the Company's stock and the amount of time remaining on the convertible bond hedge. The convertible bond hedge transaction cost of $64.1 million has been accounted for as an equity transaction in accordance with EITF No. 00-19.

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

        3% Notes:    In March 2002, the Company issued $250 million in aggregate principal amount of 3% Notes for net proceeds of $241.9 million. The 3% Notes are due on March 5, 2007. The 3% Notes provide for semi-annual interest payments each March 5 and September 5, which interest payments commenced September 5, 2002. The holders of the 3% Notes are entitled to convert the notes into common stock at a conversion price of $15.31 per share through March 5, 2007. The 3% Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after March 9, 2005 at declining premiums to par. Debt issuance costs are amortized to interest expense ratably over the term of the 3% Notes. The Notes are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3% Notes, the Company purchased marketable securities totaling $21.4 million as security for the first six scheduled interest payments due on the 3% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. Gross unrealized gains on these securities were $0.3 million in fiscal 2003 and gross unrealized losses on these securities were $0.2 million in fiscal 2002. In fiscal 2004, the Company utilized a portion of the proceeds from the issuance of 3/4% Notes and repurchased $214.8 million in aggregate principal amount of the 3% Notes, resulting in a loss on extinguishment of debt of $5.7 million (including unamortized debt issuance costs of $5.0 million). Due to the partial repurchase of the 3% Notes, the restriction on $9.4 million of the restricted marketable securities lapsed. At March 31, 2005 and 2004, $0.1 million and $1.1 million, respectively, was classified as restricted cash in connection with the remaining $35.2 million outstanding 3% Note balance.

        Subsequent to fiscal year-end, the Company repurchased $18.8 million of the 3% Notes on the open market for $18.6 million, resulting in a loss on the early extinguishment of debt of $0.1 million (including unamortized debt issuance costs of $0.3 million). The loss on extinguishment of debt will be included in "Interest and other income" in the Consolidated Statements of Operations in the first quarter of fiscal 2006.

        4 3/4% Notes:    In February 1997, the Company issued $230.0 million in aggregate principal amount of 4 3/4% Notes for net proceeds of $223.9 million. The 4 3/4% Notes were due on February 1, 2004 and provided for semi-annual interest payments each February 1 and August 1, which interest payments commenced on August 1, 1997. The holders of the 4 3/4% Notes were entitled to convert the notes into common stock at an original conversion price of $51.66 per share through February 1, 2004. The 4 3/4% Notes were redeemable, in whole or in part, at the option of the Company, at any time at declining premiums to par. Debt issuance costs were amortized to interest expense ratably over the term of the 4 3/4% Notes. During fiscal 2000, a noteholder converted $0.2 million of the 4 3/4% Notes into 3,871 shares of the Company's common stock.

        As a result of the Roxio (which is now known as Napster) spin-off and in accordance with the terms of the 4 3/4% Notes' indenture, the conversion price was adjusted to $38.09 per share. The adjusted conversion price was determined by multiplying $51.66, the original conversion price, by a ratio equal to (1) the difference between the price of the Company's common stock at the date of the Roxio spin-off, as defined in the Indenture, and the fair market value of Roxio's common stock as determined by the Company's Board of Directors, (2) divided by the price of the Company's common stock at the date of the Roxio spin-off.

        In fiscal 2004, the Company redeemed the outstanding $82.4 million balance of its 4 3/4% Notes for an aggregate price of $83.0 million, resulting in a loss on extinguishment of debt of $0.8 million (including unamortized debt issuance costs of $0.2 million). In fiscal 2003, the Company repurchased 4 3/4% Notes with a book value of $120.4 million for an aggregate price of $116.3 million, resulting in a gain on extinguishment of debt of $3.3 million (net of unamortized debt issuance costs of $0.8 million). The gain on extinguishment of debt has been included in "Interest and other income" in the Consolidated Statements of Operations for fiscal 2004 and 2003.

Note 7. TSMC Agreements

        During fiscal 1996, the Company entered into agreements with TSMC, which was subsequently amended in fiscal 1999, 2000 and 2002, which provide the Company with guaranteed capacity for wafer fabrication in exchange for advance payments ("Option Agreements"). The Company reflected the advance payments as either prepaid expenses or other long-term assets based upon the amount expected to be utilized within the next twelve months. As wafer units are purchased each year from TSMC, the advance payments are reduced at a specified amount per wafer unit.

        The Company utilized $6.6 million, $9.3 million and $11.2 million of the advance payments in fiscal years 2005, 2004 and 2003, respectively. The advance payments have been fully utilized as of March 31, 2005.

Note 8. Interest and Other Income

        The components of interest and other income for all periods presented were as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Interest income	$11,799	$19,197	$29,877
Gain on settlement with former president of DPT	—	49,256	—
Payment of license fee with NSE	(1,692)	—	—
Realized loss on repatriation (Note 3)	(4,466)	—	—
Gain (loss) on extinguishment of debt, net (Note 6)	—	(6,466)	3,297
Foreign currency transaction gains (losses)	692	1,342	(668)
Interest on tax refunds	691	1,164	—
Other	1,345	1,936	1,352

Total	$8,369	$66,429	$33,858

        In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE's claims that some of the Company's products infringed certain patents. The license and release agreement expressly excluded any sales of products made by Eurologic prior to the Company's April 2003 acquisition of Eurologic. In November 2004, the Company exercised its option to secure a license and release with respect to such Eurologic sales by payment to NSE of a royalty fee of $0.4 million. The Company has filed a claim against the Eurologic acquisition Holdback for the $0.4 million royalty it paid with respect to Eurologic's pre-acquisition sales. The Eurologic shareholders are disputing the Company's right to withhold the $0.4 million from the Holdback.

        In December 1999, the Company purchased Distributed Processing Technology Corporation ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount") from former DPT stockholders for unknown liabilities that may have existed as of the acquisition date. The Holdback Amount was included in "Accrued liabilities" in the Consolidated Balance Sheet at March 31, 2003. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. This caused the Company to file court proceedings against Steven Goldman, the principal shareholder and former president of DPT, alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. In May 2003, the Company entered into a written settlement and a mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and, additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Consolidated Statements of Cash Flows.

Note 9. Restructuring Charges

        During fiscal years 2005, 2004 and 2003, the Company recorded restructuring charges of $5.9 million, $4.3 million and $14.3 million, respectively. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. The restructuring plans are discussed in detail below.

Fiscal 2005 Restructuring Plans

        Fourth Quarter of Fiscal 2005 Restructuring Plan:    In the fourth quarter of fiscal 2005, the Company initiated certain actions to consolidate primarily engineering resources in connection with the Vitesse Semiconductor Corporation ("Vitesse") strategic alliance (Note 10) and recorded a restructuring charge of $0.5 million. The Company does not expect to incur any further charges in connection with this restructuring plan.

        Third Quarter of Fiscal 2005 Restructuring Plan:    In the third quarter of fiscal 2005, the Company initiated certain actions to simplify the Company's structure by streamlining the corporate organization and reducing operating costs. This resulted in a restructuring charge of $2.4 million, which related to the involuntary termination of 46 employees in all functions of the organization and costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in Germany. In the fourth quarter of fiscal 2005, a provision adjustment of $0.1 million was made related to the third quarter of fiscal 2005 restructuring plan as severance and benefits were lower than originally anticipated. The Company does not expect to incur any further charges in connection with this restructuring plan.

        Second Quarter of Fiscal 2005 Restructuring Plan:    In the second quarter of fiscal 2005, the Company initiated certain actions to consolidate duplicative resources in connection with the acquisition of Snap Appliance, primarily in selling, marketing and administrative functions, and recorded a restructuring charge of $0.7 million. The Company does not expect to incur any further charges in connection with this restructuring plan. For the acquisition-related restructuring plan associated with the Snap Appliance acquisition, please see Note 2 for further details.

        First Quarter of Fiscal 2005 Restructuring Plan:    In the first quarter of fiscal 2005, the Company initiated certain actions to consolidate certain development and administrative functions in the United States and Europe, which were completed in the first half of fiscal 2005. The Company recorded a restructuring charge of $0.8 million in the first quarter of fiscal 2005 related to the involuntary termination of employees and the costs pertaining to estimated future obligations for non-cancelable lease payments for an excess facility in the United Kingdom. Additional charges of $1.4 million related to this plan associated with severance and benefits for employees primarily in the area of research and development were taken in the second quarter of fiscal 2005. In the third quarter of fiscal 2005, a provision adjustment of $0.1 million was made related to the first quarter of fiscal 2005 restructuring plan as severance and benefits were lower than originally anticipated. Restructuring charges related to the first quarter restructuring plan total $2.1 million. The Company does not expect to incur any further charges in connection with this restructuring plan.

        The following table sets forth an analysis of the components of the fiscal 2005 restructuring charge and the provision adjustment and payments made against the reserve through March 31, 2005:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Restructuring provision:
Q1'05 Restructuring Plan	$1,657	$540	$2,197
Q2'05 Restructuring Plan	700	—	700
Q3'05 Restructuring Plan	2,286	102	2,388
Q4'05 Restructuring Plan	505	—	505

Total	5,148	642	5,790
Provision adjustment	(229)	—	(229)
Cash paid	(4,023)	(234)	(4,257)
Non-cash charges	—	(109)	(109)

Reserve balance at March 31, 2005	$896	$299	$1,195

        The Company anticipates that the remaining restructuring reserve balance of $1.2 million will be substantially paid out by the third quarter of fiscal 2006.

Fiscal 2004 Restructuring Plans

        In the fourth, third and second quarters of fiscal 2004, the Company's management implemented restructuring plans (collectively called the fiscal 2004 restructuring provision) to consolidate primarily research and development resources, the involuntary termination of certain technical support, marketing and administrative personnel, the shutdown of the Company's Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. As a result, the Company recorded a restructuring charge of $3.7 million, of which $3.3 million related to severance and benefits of 30 employees. The Company recorded an adjustment to the fiscal 2004 restructuring provision of $0.2 million in fiscal 2005 as a reduction to severance and benefits as actual results were lower than anticipated, offset by an adjustment of $0.6 million in fiscal 2004 related to the additional lease costs. As of March 31, 2005, the Company has utilized approximately all of these charges and the plan is materially complete.

Fiscal 2003 Restructuring Plan

        In the fourth and second quarters of fiscal 2003, the Company announced restructuring programs (collectively called the fiscal 2003 restructuring provision) to reduce expenses and streamline operations and recorded a restructuring charge of $13.2 million. During fiscal years 2004 and 2003, the Company recorded adjustments to the fiscal 2003 restructuring provision of $0.2 million and $0.1 million, respectively, related to the reduction to severance and benefits as actual results were lower than anticipated, offset by additional lease costs. As of March 31, 2004, the Company had substantially completed its execution of the fiscal 2003 restructuring provision. As of March 31, 2005, the remaining accrual balance of $0.1 million relates to the estimated loss related to facility in Florida through April 2008, the end of the lease term.

Fiscal 2002 Restructuring Plan

        In the fourth and first quarters of fiscal 2002, the Company's management implemented restructuring plans (collectively called the fiscal 2002 restructuring provision) to reduce costs, improve operating efficiencies and tailor the Company's expenses to current revenues and recorded a restructuring charge of $10.1 million. During fiscal years 2004, 2003 and 2002, the Company recorded adjustments to the fiscal 2002 restructuring provision of $0.2 million, $0.6 million and $0.4 million, respectively, related to the additional lease costs offset by a reduction to severance and benefits as actual results were lower than anticipated. As of March 31, 2004, the Company had substantially completed its execution of the fiscal 2002 restructuring provision. As of March 31, 2005, the remaining accrual balance of $0.3 million related to the estimated loss of two facilities in Florida and Belgium through the end of the lease term, which are April 2008 and October 2005, respectively.

Fiscal 2001 Restructuring Plan

        In the fourth quarter of fiscal 2001, the Company's management implemented a restructuring plan (the fiscal 2001 restructuring provision) in response to the economic slowdown to reduce costs and improve operating efficiencies and recorded a restructuring charge of $9.9 million. During fiscal years 2003 and 2002, the Company recorded additional charges of $0.7 million and $0.3 million, respectively, related to additional lease costs and the write-off of certain manufacturing equipment that was being held for sale, which was offset by a reduction to severance and benefits as actual results were lower than anticipated. As of March 31, 2004, the Company substantially completed its execution of the 2001 restructuring provision. The remaining accrual balance relates to the estimated loss of a facility that the Company subleased in California through April 2008, the end of the lease term. The estimated loss represents the estimated future obligations for the non-cancelable lease payments, net of the estimated future sublease income. In fiscal 2005, the Company recorded additional charges of $0.5 million related to additional lease costs. As of March 31, 2005, the Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $1.0 million will be substantially paid out by the first quarter of fiscal 2009.

        The following table sets forth the activity in the accrued restructuring balances related to the fiscal years 2003, 2002 and 2001 restructuring plans for lease obligations at March 31, 2005:

	FY 2003 Restructuring Plan	FY 2002 Restructuring Plan	FY 2001 Restructuring Plan	Total
	(in thousands)
Reserve balance at March 31, 2004	$107	$802	$561	$1,470
Provision adjustment	—	—	515	515
Cash paid	(51)	(531)	(110)	(692)

Reserve balance at March 31, 2005	$56	$271	$966	$1,293

Note 10. Other Charges (Gains)

        Other charges (gains) consist of asset impairment charges related to certain properties classified as assets held for sale in fiscal 2004 and subsequently sold in fiscal 2005 and minority investments. Other charges (gains) also included charges associated with the Company's strategic alliances with ServerEngines LLP ("ServerEngines") and Vitesse. The Company recorded a gain on the sale of assets of $0.3 million in fiscal 2005 and asset impairment charges of $6.0 million and $1.5 million in fiscal years 2004 and 2003, respectively.

        On March 16, 2005, the Company entered into a strategic alliance with ServerEngines, to develop and market the next generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of the Company's former engineering employees and licensed certain technology and acquired certain assets related to the Company's iSCSI and TCP/IP offload protocol engines. On January 26, 2005, the Company entered into a strategic alliance with Vitesse Semiconductor Corporation to develop and market the next generation SAS products. Under the terms of the alliance, Vitesse employed 44 of the Company's former engineering employees and licensed certain SAS technology and assets related to the Company's development of SAS ROC products. As a result, the Company incurred charges in fiscal 2005 of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the ServerEngines and Vitesse alliances, respectively.

        In fiscal 2004, the Company recorded an impairment charge of $5.0 million to reduce the carrying value of certain properties classified as assets held for sale to fair value less cost to sell. The Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, two owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in "Other current assets" in the Consolidated Balance Sheets at March 31, 2004 at their expected fair value less expected cost to sell. In October 2004, the Company completed the sale of these properties that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $9.6 million, which exceeded the Company's final revised fair value of $6.8 million. As a result, a gain on the sale of the properties of $2.8 million was recorded in fiscal 2005 as a credit to "Other charges (gains)" in the Consolidated Statements of Operations.

        The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company recorded an impairment charge of $1.0 million and $1.5 million in fiscal years 2004 and 2003, respectively, related to a decline in the values of minority investments deemed to be other-than-temporary. A portion of the write-off in fiscal 2003 of $0.5 million related to the Company's investment in Chapparal, a related party transaction. The Company and Chaparral also were parties to various component supply, technology and software licensing and product distribution agreements. During fiscal 2003, the Company recorded royalty and product revenue of $0.3 million. There were no further transactions with Chaparral subsequent to fiscal 2003 due to a severe curtailment of Chapparal's operations.

Note 11. Net Income (Loss) Per Share

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

        A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations was as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(145,106)	$62,907	$(15,426)
Adjustment for interest expense on 3/4% Notes, net of taxes	—	469	—
Adjustment for interest expense on 3% Notes, net of taxes	—	4,477	—

Net income (loss)	$(145,106)	$67,853	$(15,426)

Denominator:
Weighted average shares outstanding — basic	110,798	108,656	106,772
Effect of dilutive securities:
Employee stock options and other	—	2,036	—
3/4% Notes	—	4,806	—
3% Notes	—	13,309	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	110,798	128,807	106,772

Net income (loss) per share:
Basic	$(1.31)	$0.58	$(0.14)
Diluted	$(1.31)	$0.53	$(0.14)

        Diluted loss per share for fiscal years 2005 and 2003 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation for fiscal 2004 because their inclusion would have been anti-dilutive. The items excluded for fiscal years 2005, 2004 and 2003 were as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Outstanding employee stock options	15,498	14,079	19,731
Warrants(1)	19,874	19,374	1,310
4 3/4% Convertible Subordinated Notes	—	—	2,858
3% Notes	2,298	—	16,327
3/4% Notes	19,224	—	—

(1)
In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. See Note 6 for further details.

        The Company adopted EITF 04-08 in fiscal 2005, which required the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether market price contingency has been met. As a result of applying EITF 04-08 to fiscal 2004, diluted earnings per share were $0.53 rather than $0.54 as previously reported. There was no effect to earnings per share for fiscal 2003 with the adoption of EITF 04-08.

Note 12. Stockholders' Equity

        Employee Stock Purchase Plan:    The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 ESPP. Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the common stock at either the beginning of the offering period or at the end of each applicable six month purchase period, whichever is lower. During fiscal 2001, the Company amended the ESPP to extend the offering period from six months to 24 months, beginning in August 2000. Purchases are made every six months. During fiscal 2004, an additional 5,000,000 shares were added to the ESPP, making a total of 15,600,000 authorized shares under the 1986 ESPP. Under the ESPP, 1,109,000, 1,027,000 and 1,163,000 shares were issued during fiscal years 2005, 2004 and 2003, respectively, representing approximately $5.4 million, $5.3 million and $6.0 million in employees' contributions, respectively.

        2004 Equity Incentive Plan:    During the second quarter of fiscal 2005, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 1999 Stock Option Plan and 2000 Nonstatutory Stock Option Plan. The 2004 Equity Incentive Plan provides for granting of nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Incentive stock options may also be granted to the Company's employees under the 2004 Equity Incentive Plan. As of March 31, 2005, the Company had 14,091,193 shares available for future issuance under the 2004 Equity Incentive Plan.

        2000 Nonstatutory Stock Option Plan:    During the third quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Nonstatutory Stock Option Plan and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Nonstatutory Stock Option Plan provides for granting of stock options to non-executive officer employees of the Company at prices equal to at least 100% of the fair market value at the date of grant. Stock options granted under this plan are for periods not to exceed ten years and generally become fully vested and exercisable over a two to five-year period. Upon stockholder approval of the 2004 Equity Incentive Plan in August 2004, the 2000 Nonstatutory Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 2000 Nonstatutory Stock Option Plan as of March 31, 2005.

        1999 Stock Option Plan:    During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Option Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock, plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Option Plan as of the date of stockholder approval, plus (c) any shares returned to the 1990 Stock Option Plan as a result of termination of options under the 1990 Stock Option Plan after the date of stockholder approval of the 1999 Stock Option Plan. The 1999 Stock Option Plan provided for granting of incentive and nonstatutory stock options to employees, consultants and directors of the Company. Options granted under this plan are for periods not to exceed ten years, and were granted at prices not less than 100% and 75% for incentive and nonstatutory stock options, respectively, of the fair market value on the date of grant. Generally, stock options become fully vested and exercisable over a four to five-year period. Upon stockholder approval of the 2004 Equity Incentive Plan in August 2004, the 1999 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1999 Stock Option Plan at March 31, 2005.

        1990 Stock Option Plan:    The Company's 1990 Stock Option Plan allowed the Board of Directors to grant to employees, officers, and consultants incentive and nonstatutory options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights did not exceed ten years from the date of grant. The Company has issued all stock options under this plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period. In March 1999, the Company amended the 1990 Stock Option Plan to permit non-employee directors of the Company to participate in this plan. Upon stockholder approval of the 1999 Stock Option Plan, the 1990 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1990 Stock Option Plan at March 31, 2005.

        Assumed Stock Option Plans:    The Company assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance in fiscal 2005, Eurologic in fiscal 2004, Platys in fiscal 2002 and DPT in fiscal 1999. No further options may be granted under these assumed plans.

        Option activity under the Company's stock option plans during fiscal years 2003, 2004 and 2005 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2002	8,889,293	17,213,155	$12.91
Granted	(5,632,090)	5,632,090	8.42
Exercised	—	(475,875)	2.74
Forfeited	—	(78,506)	0.32
Cancelled	3,190,207	(3,190,207)	14.17

Balance, March 31, 2003	6,447,410	19,100,657	11.69
Assumed	—	498,789	7.41
Granted	(4,530,400)	4,530,400	7.89
Exercised	—	(895,199)	2.51
Forfeited	—	(242,249)	6.59
Cancelled	3,046,688	(3,046,688)	12.33

Balance, March 31, 2004	4,963,698	19,945,710	11.09
Authorized	10,000,000	—	—
Assumed	—	1,232,489	1.50
Granted	(4,243,400)	4,243,400	7.52
Restricted Stock Issued	(14,900)	—	—
Exercised	—	(1,401,267)	2.11
Forfeited	—	(194,640)	7.98
Cancelled	3,385,795	(3,385,795)	11.57

Balance, March 31, 2005	14,091,193	20,439,897	$10.34

Options exercisable at:
March 31, 2003		11,471,643	$13.19
March 31, 2004		12,661,660	12.81
March 31, 2005		13,036,572	11.85

        The following table summarizes information about the employees' stock option plans as of March 31, 2005:

	Options Outstanding
		Weighted Average Remaining Contractual Life		Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/05		Weighted Average Exercise Price	Number Exercisable at 3/31/05	Weighted Average Exercise Price
$ 0.10-$ 5.00	2,366,029	5.42	$3.53	1,400,555	$3.67
$ 5.06-$10.00	8,250,431	5.33	7.69	2,458,874	7.48
$10.18-$15.00	5,440,152	3.98	12.84	4,817,611	12.80
$15.13-$20.00	4,266,315	3.69	15.54	4,242,563	15.54
$20.18-$3,473.67	116,970	3.70	28.85	116,969	28.82

	20,439,897	4.63	10.34	13,036,572	11.85

Stock Option Plans—Directors

        The 2000 Director Stock Option Plan:    During the second quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Director Stock Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The 2000 Director Stock Option Plan provides for the automatic grant to non-employee directors of nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives an option to purchase 40,000 shares of the Company's common stock which vests over four years and expires ten years after the date of grant. On the last day of each fiscal year, each non-employee director receives an option to purchase 15,000 shares of the Company's common stock which vests over a one-year period and expires ten years after the date of grant. As of March 31, 2005, the Company had 378,750 shares available for future issuance under the 2000 Director Stock Option Plan.

        The 1990 Directors' Stock Option Plan:    The 1990 Directors' Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director received an option to purchase 40,000 shares of the Company's common stock which vests over four years and, prior to March 31, 1997, expired five years after the date of grant. Prior to March 31, 1997, each director received a grant at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four-year period and expired five years after the date of grant. During fiscal 1997, the Company amended the 1990 Directors' Stock Option Plan such that all newly issued options expire ten years after the date of grant and all newly issued annual options vest over a one-year period. In fiscal 1999, the Company amended the 1990 Directors' Stock Option Plan to increase the annual grant to 15,000 options for the fiscal year ended March 31, 1999. Upon the approval of the 2000 Director Stock Option Plan, the 1990 Director Option Plan was terminated with respect to new grants. There were no shares available for option grants under the 1990 Directors' Stock Option Plan at March 31, 2005.

        Option activity under the directors' stock option plans during fiscal years 2003, 2004 and 2005 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2002	652,500	510,000	$21.05
Granted	(120,000)	120,000	6.11
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2003	532,500	630,000	18.21
Granted	(160,000)	160,000	8.74
Exercised	—	(3,750)	6.11
Forfeited	—	(35,000)	34.13
Cancelled	41,250	(41,250)	9.68

Balance, March 31, 2004	413,750	710,000	15.85
Granted	(105,000)	105,000	4.58
Exercised	—	(15,000)	6.11
Cancelled	70,000	(70,000)	11.00

Balance, March 31, 2005	378,750	730,000	14.89

Options exercisable at:
March 31, 2003		402,500	$22.89
March 31, 2004		482,500	18.42
March 31, 2005		575,000	17.05

        The following table summarizes information about the directors' stock option plans as of March 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 3/31/05		Weighted Average Exercise Price	Number Exercisable at 3/31/05	Weighted Average Exercise Price
$ 4.58-$10.00	385,000	8.7	$6.98	252,500	$7.81
$10.01-$20.00	210,000	6.8	14.27	187,500	14.10
$20.01-$30.00	30,000	3.0	20.06	30,000	20.06
$30.01-$40.00	20,000	2.0	37.25	20,000	37.25
$40.01-$49.38	85,000	3.8	45.17	85,000	45.17

	730,000	7.1	14.89	575,000	17.05

Assumptions of Fair Value

        Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its ESPP, employees'

stock option plans, and directors' stock option plans, collectively called "options," under the fair value method as required by SFAS No. 123. The pro forma information for fiscal years 2005, 2004 and 2003 is reported in Note 1 "Summary of Significant Accounting Policies." The fair value of options granted in fiscal years 2005, 2004 and 2003 as reported was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	ESPP			Employees' Stock Option Plans			Directors' Stock Option Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Expected life (in years)	1.2	1.4	0.5	2.3	2.7	4	1.0	1.4	5
Risk-free interest rate	2.6%	1.5%	1.1%	3.1%	1.8%	2.4%	3.4%	1.3%	2.8%
Expected volatility	40%	60%	76%	44%	62%	76%	34%	43%	78%
Dividend yield	—	—	—	—	—	—	—	—	—

        The following table states the weighted average estimated fair value of its options granted or issued for all periods presented:

	2005	2004	2003
	(per share amounts)
ESPP	$6.11	$2.77	$2.39
Employees' stock option plans	$2.18	$3.17	$5.16
Directors' stock option plans	$0.68	$1.82	$3.92

Warrants

        In January 2000, the Company issued a warrant to Agilent Technologies, Incorporated ("Agilent") to purchase 1,160,000 shares of the Company's common stock at $62.25 per share. The warrant had a term of four years from the date of issuance, was immediately exercisable and was valued at $37.1 million using the Black-Scholes valuation model. As a result of the Roxio spin-off, which is now known as Napster, the Company retained 190,936 shares of Roxio's common stock, in the event that Agilent exercised its warrant to purchase 1,160,000 shares of the Company's common stock; however, the warrant expired unexercised in January 2004.

        In December 1998, the Company received a warrant to purchase up to 982,357 shares of BroadLogic's common stock, a related party, at $4 per share, which expired in December 2003.

Rights Plan

        The Company has reserved 250,000 shares of Series A Preferred Stock for issuance under the 1996 Rights Agreement, which was amended and restated on February 1, 2001. Under this plan, stockholders have received one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. The Rights trade automatically with shares of the Company's common stock. The Rights are not exercisable until ten days after a person or group announces the acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer which would result in ownership by a person or group of 20% or more of the then outstanding common stock. If one of these events occurs, stockholders, other than an acquiring person, would be entitled to exercise their rights and receive one-thousandth of a share of Series A Preferred Stock for each Right they hold at an exercise price of $180.00 per right.

        The Company is entitled to redeem the Rights at $0.01 per Right anytime on or before the day following the occurrence of an acquisition or tender offer described in the preceding paragraph. This redemption period may be extended by the Company in some cases. If, prior to such redemption, the Company is acquired in a merger or other business combination, a party acquires 20% or more of the Company's common stock, a 20% stockholder engages in certain self-dealing transactions, or the Company sells 50% or more of its assets, then in lieu of receiving shares of Series A Preferred Stock for each Right held, stockholders, other than an acquiring person, would be entitled to exercise their Rights and receive from the surviving corporation, for an exercise price of $180.00 per right, common stock having a then current market value of $360.00.

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

Shares Reserved for Future Issuance

        As of March 31, 2005, the Company has reserved the following shares of authorized but unissued common stock:

ESPP	5,694,287
Employees' stock option plans	34,531,090
Directors' stock option plans	1,108,750
Outstanding warrants (Notes 5, 6 and 13)	19,874,203
Conversion of 3/4% Notes (Note 6)	19,224,203
Conversion of 3% Notes (Note 6)	2,298,199

Total	82,730,732

Note 13. IBM Distribution Agreement, ServeRAID Agreement and Patent Cross-License Agreement

        In December 2004, the Company entered into a distribution agreement on its RAID controllers and connectivity products sold for IBM iSeries and pSeries servers. The agreement was made through an amendment to the Company's existing i/p Series RAID supply and intellectual property agreement entered into in June 2004 (See Note 2). The distribution agreement is accounted for as a standalone transaction as it was not contemplated at the time the Company entered into the original IBM i/p Series RAID transaction.

        Under the amended intellectual property agreement, the Company is required to make fixed and variable royalty-based payments to IBM. The fixed payments potentially due under the arrangement total

$52.1 million, of which $25.0 million was paid in December 2004, the date the Company entered into the agreement, and the remainder is due quarterly, in varied installments, through December 2008. A portion of the $52.1 million in total payments is contingent upon IBM purchasing certain levels of the Company's products. Upon entering into the agreement, the Company recorded the full remaining amount payable to IBM as a liability in the Consolidated Balance Sheets as the Company considers payment of the full amount to be probable. At March 31, 2005, $11.6 million was recorded in "Accrued Liabilities" and $11.9 million was recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

        The fixed consideration for the distribution agreement of $52.1 million was recorded as an asset to "Prepaid expenses" and "Other long-term assets" in the Consolidated Balance Sheets and the amortization is being included in "Net revenues" in the Consolidated Statements of Operations over a four-year period, reflecting the pattern in which the economic benefits of the assets expected to be realized. The royalty-based fee per unit is calculated using the average net sales price for units sold within the quarter and baseline royalty rates subject to certain adjustment factors. The amortization of the fixed consideration and the royalty-based payments are being recorded as a reduction to revenue in the period the units are sold.

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

        In May 2000, the Company entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002. Under the agreement, the Company obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, the Company granted IBM a license to use all of the Company's patents for the same period. In consideration, the Company paid an aggregate patent fee of $13.3 million. The patent license fee is being amortized over the period from January 1, 2000 through June 30, 2007.

Note 14. Income Taxes

        The components of income (loss) from operations before provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Income (Loss) Before Taxes:
Domestic	$(80,392)	$17,360	$(34,306)
Foreign	(12,027)	12,574	16,612

	$(92,419)	$29,934	$(17,694)

        The components of the provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Federal:
Current	$978	$(297)	$(4,234)
Deferred	42,394	(13,029)	(4,151)

	43,372	(13,326)	(8,385)

Foreign:
Current	3,017	(8,074)	1,776
Deferred	(215)	50	1,879

	2,802	(8,024)	3,655

State:
Current	(2,047)	0	3,234
Deferred	8,560	(11,623)	(772)

	6,513	(11,623)	2,462

Provision for (benefit from) income taxes	$52,687	$(32,973)	$(2,268)

        The tax benefit associated with dispositions from employees' stock plans were $0.6 million, $0.6 million, and $1.1 million in fiscal years 2005, 2004 and 2003, respectively. To the extent that these amounts reduce taxes currently paid, the benefit is recorded directly to stockholders' equity. The benefits associated with dispositions from employee stock option plans are not currently recognized to the extent that the resulting tax deduction creates a net operating loss carryforward. These benefits will be recorded directly to stockholders' equity when the net operating loss carryforward is realized.

        Significant components of the Company's deferred tax assets and liabilities at March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
	(in thousands)
Intangible technology	$27,482	$23,134
Research and development tax credits	12,362	8,714
Net operating loss carryover	12,106	—
Compensatory accruals	5,376	5,488
Capitalized research and development	3,932	3,590
Cost sharing buy-out	3,038	—
Fixed asset accrual	3,008	8,108
Restructuring charges	2,059	1,059
Foreign tax credits	1,912	401
Inventory reserves	1,838	2,592
Other expense accruals	1,195	3,463
Deferred revenue	943	—
Royalty accrual	781	438
Accrued returned materials	746	947
Uniform capitalization adjustment	554	500
Other, net	1,281	128

Gross deferred tax assets	78,613	58,562
Deferred tax liabilities:
Acquisition-related charges	(11,081)	(2,341)
Cumulative translation adjustment	(834)	(543)

Gross deferred tax liability	(11,915)	(2,884)
Valuation allowance	(67,167)	—

Net deferred tax assets (liabilities)	$(469)	$55,678

        The valuation allowance for deferred tax assets was recorded at March 31, 2005 as the Company determined that it was more likely than not that its U.S. deferred tax assets would not be realized. The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2005, the Company's analysis of its deferred tax assets demonstrated that it was more likely than not that all of its U.S. deferred tax assets would not be realized. Factors that led to this conclusion included, but were not limited to, the Company's past operating results, cumulative tax losses in the U.S., and uncertain future income on a jurisdiction by jurisdiction basis. The estimates of expected future income were negatively impacted by increased costs related to recent acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, place significant risk on the Company's ability to achieve and maintain profitability and therefore have adversely impacted the profitability forecasts initially used to release the valuation allowance in fiscal 2004.

        The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

	Years Ended March 31,
	2005	2004	2003
Federal statutory rate	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	7.0%	(16.9)%	9.0%
Foreign subsidiary income at other than the U.S tax rate	8.7%	(6.5)%	(16.6)%
Change in valuation allowance	64.2%	(72.2)%	(19.1)%
Reduction in tax reserves	(24.7)%	(21.0)%	—
Acquisition charges	20.6%	(19.4)%	75.0%
Repatriation	19.0%	—	—
Research and development credits	(3.0)%	(9.4)%	(31.6)%
Other	0.2%	0.2%	5.5%

Effective income tax rate	57.0%	(110.2)%	(12.8)%

        The Company's subsidiary in Singapore is currently operating under a tax holiday. The Company has agreed to terms for a new tax holiday package effective for fiscal years 2005 through 2010. The new tax holiday will provide that profits derived from certain products will be exempt from tax, subject to certain conditions.

        In the fourth quarter of fiscal 2005, the Company repatriated $360.6 million of undistributed earnings from Singapore to the United States, resulting in a tax liability of $17.6 million. The one-time deduction is allowed to the extent that the repatriated amounts are used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If the Company does not spend the repatriated funds in accordance with its reinvestment plan, the Company may incur additional tax liabilities. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $255.6 million since these earnings are intended to be reinvested indefinitely. Although the Company does not have any current plans to repatriate the remaining undistributed earnings from its Singapore subsidiary to its United States parent company, if the Company were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        The Company's tax related liabilities were $57.5 million and $65.8 million at March 31, 2005 and 2004, respectively. Tax related liabilities are primarily composed of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan and Germany. The amount of the liability was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment. In fiscal years 2005 and 2004, net tax related liabilities were released totaling $26.4 million and $6.3 million, respectively, as the result of favorable outcomes of certain U.S. tax controversies. The Company also continuously reviews its tax related liabilities to ensure that it is appropriate by considering tax controversy factors such as the period covered by the cause of action, the degree of probability of an unfavorable outcome, its ability to reasonably estimate the liability, the timing of the liability and how it will impact the Company's other tax attributes. At March 31, 2005, the Company believed that the tax related liability recorded on its Consolidated Balance Sheet was sufficient.

Note 15. Commitments and Contingencies

        The Company leases certain land, office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2028. As of March 31, 2005, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

Fiscal Year:	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
2006	$8,554	$3,900
2007	6,621	3,222
2008	5,540	2,042
2009	2,622	135
2010	2,261	—
2011 and thereafter	11,935	—

Total	$37,533	$9,299

        Net rent expense was approximately $3.1million, $2.6 million and $3.1 million during fiscal years 2005, 2004 and 2003, respectively.

        The Company invests in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2005, the carrying value of such investments aggregated $3.3 million. The Company has also committed to provide additional funding of up to $0.5 million.

        In connection with the acquisition of Snap Appliance, the Company acquired an available revolving line of credit of up to $7.5 million that bears interest at the greater the bank's prime rate or 4.25% per annum. At March 31, 2005, the Company had no borrowings against this line. Borrowings are collateralized by certain accounts receivable balances. Under the amended terms of the line of credit, all financial covenants are waived through the term of the line of credit on April 23, 2005.

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

        In addition, the IRS is currently auditing the Company's Federal income tax returns for fiscal 1998 through fiscal 2001. In the third quarter of fiscal 2005, the Company resolved all issues other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. As a result of the resolutions, $31.9 million previously recorded as a tax provision was reversed during fiscal 2005. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

Note 16. Guarantees

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

Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in fiscal years 2005 and 2004. The Company recorded $0.4 million of warranty costs in the third quarter of fiscal 2004 associated with certain claims.

        A reconciliation of the changes to the Company's warranty accrual for fiscal 2005 was as follows:

	March 31,
	2005	2004
	(in thousands)
Balance at beginning of period	$1,598	$1,343
Warranties assumed	1,045	120
Warranties provided	5,846	4,499
Actual costs incurred	(6,405)	(4,364)

Balance at end of period	$2,084	$1,598

Note 17. Segment, Geographic and Significant Customer Information

Segment Information

        In the second quarter of fiscal 2005 and following the Snap Appliance acquisition in July 2004 (Note 2), the Company refined its internal organizational structure to operate in three reportable segments: OEM, Channel and DSG. Where historically the Company's former SSG and SNG segment each offered distinct products across its entire customer base, the new OEM and Channel segments offer an integrated set of products to customers that are specific to the segment. The Company reorganized its business in a customer-focused manner to enable it to concentrate on addressing the specific business needs of its customers and better coordinate product planning. A description of the types of customers or products and services provided by each reportable segment is as follows:

  •
  OEM provides storage products directly to OEMs or to ODMs that supply OEMs, enabling them to resell next-generation storage products built on the Company's intellectual property. OEM customers are characterized by long sales and design cycles involving close collaboration between the Company's and OEMs' engineering teams. The Company currently sells all of its storage technologies, except DSG products, in various form factors, such as storage arrays, board-level products, ASICs and stand-alone software, to its OEM customers.

  •
  Channel provides storage products to VARs and end users through its network of distribution and reseller customers. Channel customers are characterized by shorter sales cycles than OEM customers and Channel customers purchase standard products. The Company currently sells many of the technologies it provides to its OEM customers to its Channel customers generally in storage array or board-level form factors.

  •
  DSG provides high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. The Company sells these products to retailers, OEMs and distributors.

        In the third quarter of fiscal 2005, the Company further refined its internal organizational structure such that certain operating expenses previously allocated to segments will now be separately managed at the corporate level. These unallocated corporate income and expenses, which are in the "Other" category, include amortization of acquisition-related intangible assets, restructuring charges, other charges, interest and other income, interest expense, and all administrative, research and development and selling and marketing expenses. Summarized financial information on the Company's reportable segments, under the new organizational structure, is shown in the following table. The segment financial data for fiscal years 2004 and 2003 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for fiscal years 2005, 2004 and 2003:

	OEM	Channel	DSG	Other	Total
	(in thousands)
Fiscal 2005:
Net revenues	$296,323	$140,335	$38,332	$—	$474,990
Segment income (loss)	97,625	23,228[1]	8,458	(221,730)	(92,419)
Fiscal 2004:
Net revenues	$286,416	$123,117	$43,375	$—	$452,908
Segment income (loss)	98,498	74,478	15,732	(158,774)	29,934
Fiscal 2003:
Net revenues	$215,228	$138,804	$54,081	$—	$408,113
Segment income (loss)	98,143	85,468	20,866	(222,171)	(17,694)

(1)
Included $52.3 million of the Company's impairment charge on goodwill in fiscal 2005 (Note 5).

        The following table presents the details of unallocated corporate income and expenses for fiscal years 2005, 2004 and 2003:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Unallocated corporate expenses, net	$(214,854)	$(197,840)	$(223,790)
Acquired in-process technology	(5,200)	(7,649)	—
Restructuring charges	(5,896)	(4,313)	(14,289)
Other charges	290	(5,977)	(1,528)
Interest and other income	8,369	66,429	33,858
Interest expense	(4,439)	(9,424)	(16,422)

Total	$(221,730)	$(158,774)	$(222,171)

        The following table presents net revenues by countries based on the location of the selling entities:

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
United States	$190,890	$158,881	$186,210
Singapore	283,872	239,644	221,847
Other countries	228	54,383	56

Total	$474,990	$452,908	$408,113

        The following table presents net property and equipment by countries based on the location of the assets:

	March 31,
	2005	2004
	(in thousands)
United States	$37,393	$40,518
Singapore	16,284	15,064
Other countries	2,503	2,853

Total	$56,180	$58,435

Significant Customer Information

        Two customers accounted for 14% and 11% of gross accounts receivable at March 31, 2005. One customer accounted for 12% of gross accounts receivable at March 31, 2004. In fiscal 2005, IBM and Dell accounted for 24% and 11% of total net revenues, respectively. In fiscal 2004, IBM and Dell accounted for 18% and 10% of total net revenues, respectively. In fiscal 2003, Dell, IBM, Hewlett-Packard and Ingram Micro accounted for 14%, 13%, 11% and 10% of total net revenues, respectively.

Note 18. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2005	2004	2003
	(in thousands)
Interest paid	$4,308	$9,810	$17,478
Income taxes paid	2,679	1,430	1,424
Income tax refund received	964	23,405	354
Non-cash investing and financial activities:
Deferred stock-based compensation	3,598	—	—
Adjustment for deferred stock-based compensation	(563)	(1,323)	(2,417)
Common stock issued for acquisitions	3,464	1,582	—
Unrealized gain (loss) on available-for-sale securities	(2,732)	(1,709)	1,151
Restricted Stock	118	—	—
Software licenses financed	—	—	6,057

Note 19. Comparative Quarterly Financial Data (unaudited)

        The following table summarized the Company's quarterly financial data:

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2005:
Net revenues	$115,502	$121,700	$126,548	$111,240	$474,990
Gross profit	50,368	53,426	42,891	34,559	181,244
Net income (loss)	10	(8,063)	22,489	(159,542)	(145,106)
Net income (loss) per share:
Basic	$0.00	$(0.07)	$0.20	$(1,43)	$(1.31)
Diluted	$0.00	$(0.07)	$0.17	$(1.43)	$(1.31)
Shares used in computing net (income) loss per share:
Basic	109,840	110,312	111,136	111,905	110,798
Diluted	111,536	110,312	134,517	111,905	110,798
Fiscal 2004:
Net revenues	$107,293	$109,192	$115,143	$121,280	$452,908
Gross profit	45,814	46,397	46,568	49,929	188,708
Net income (loss)	40,802	261	(3,013)	24,857	62,907
Net income (loss) per share:
Basic	$0.38	$0.00	$(0.03)	$0.23	$0.58
Diluted	$0.33	$0.00	$(0.03)	$0.19	$0.53
Shares used in computing net income (loss) Per share:
Basic	107,956	108,411	108,858	109,400	108,656
Diluted	127,901	110,219	108,858	135,494	128,807

        In the first quarter of fiscal 2005, the Company purchased the IBM i/p Series RAID business (Note 2) and made a payment of $1.3 million to NSE in the form of a license fee (Note 8). In the second quarter of fiscal 2005, the Company purchased Snap Appliance (Note 2). In the third quarter of fiscal 2005 the Company made acquisition related cash payments to former employees of Snap Appliance (Note 2), recorded a gain of $2.8 million on the sale of certain properties (Note 10), made a payment of $0.4 million to NSE in the form of a license fee (Note 8) and received a tax benefit from the settlements of disputes with the IRS (Note 14). In the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $52.3 million to reduce goodwill related to its Channel segment (Note 5), recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 10), incurred $17.6 million in tax expense associated with the repatriation of $360.6 million in cash from its Singapore subsidiary and recorded a valuation allowance for deferred tax assets of $67.9 million (Note 14). In the first quarter of fiscal 2004, the Company purchased Eurologic and ICP vortex (Note 2) and recorded a gain of $49.3 million related to the settlement with the former president of DPT (Note 8). The Company implemented restructuring plans in the first quarter of fiscal 2005, second quarter of fiscal 2005, third quarter of fiscal 2005, fourth quarter of fiscal 2005, second quarter of fiscal 2004, third quarter of fiscal 2004 and fourth quarter fiscal 2004. In the fourth quarter of fiscal 2004, the Company purchased Elipsan and recorded a reduction in the deferred tax asset valuation allowance of $21.6 million, recorded a reduction of previously accrued tax related liabilities of $6.3 million and recorded a $5.0 million charge for impairment of properties classified as assets held for sale as the carrying amount exceeded its estimated fair value less cost to sell (Note 10). These transactions affect the comparability of this data.

Note 20. Glossary

        The following is a list of business related acronyms that are contained within this Annual Report on Form 10-K. They are listed in alphabetical order.

  •
  ASIC: Application Specific Integrated Circuit

  •
  ATA: Advanced Technology Attachment

  •
  CD: Compact Discs

  •
  CD-RW: CD-Read Write

  •
  DAS: Direct Attached Storage

  •
  DSG: Desktop Solutions Group

  •
  DVD: Digital Versatile Discs

  •
  EDR: Enterprise Data Replicator

  •
  ESPP: Employee Stock Purchase Plan

  •
  FC/IP: Fibre Channel over Internet Protocol

  •
  HBA: Host Bus Adapter

  •
  IC: Integrated Circuit

  •
  I/O: Input/Output

  •
  IP: Internet Protocol

  •
  IRS: Internal Revenue Service

  •
  IPsec: Internet Protocol Security

  •
  iSCSI: Internet SCSI

  •
  IDE: Integrated Drive Electronics

  •
  IT: Information Technology

  •
  JBOD: Just a Bunch of Drives

  •
  LAN: Local Area Network

  •
  MPEG: Moving Picture Experts Group

  •
  NAS: Network Attached Storage

  •
  NIC: Network Interface Card

  •
  ODM: Original Design Manufacturers

  •
  OEM: Original Equipment Manufacturer

  •
  PC: Personal Computer

  •
  PCI: Peripheral Component Interconnect

  •
  RAID: Redundant Array of Independent Disks

  •
  ROC: Raid on a Chip

  •
  SAN: Storage Area Networks

  •
  SAS: Serial Attached SCSI

  •
  SCSI: Small Computer System Interface

  •
  SATA: Serial Advanced Technology Attachment

  •
  SMI-S: Storage Management Initiative Specification

  •
  TCP/IP: Transmission Control Protocol/Internet Protocol

  •
  TOE: TCP/IP Offload Engine

  •
  Ultra DMA: Ultra Direct Memory Access

  •
  USB: Universal Serial Bus

  •
  VAR: Value Added Reseller

  •
  VHS: Video Home System

  •
  WAN: Wide Area Network

        The following is a list of accounting rules and regulations and related regulatory bodies referred to within this Annual Report on Form 10-K. They are listed in alphabetical order.

  •
  APB: Accounting Principles Board

  •
  APB Opinion No. 25—Accounting for Stock Issued to Employees

  •
  ARB: Accounting Research Bulletin

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
  SAB 107—Share Based Payment

  •
  SEC: Securities Exchange Commission

  •
  SFAS: Statement of Financial Accounting Standards

  •
  SFAS No. 48—Revenue Recognition When Right of Return Exists

  •
  SFAS No. 95—Statement of Cash Flows

  •
  SFAS No. 115—Accounting for Certain Investments in Debt and Equity Securities

  •
  SFAS No. 123—Accounting for Stock-Based Compensation

  •
  SFAS No. 123(R)—Share Based Payment

  •
  SFAS No. 142—Goodwill and Other Intangible Assets

  •
  SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets

  •
  SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

  •
  SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

  •
  SFAS No. 151—Inventor Costs—an amendment of ARB No. 43, Chapter 4

  •
  SOP: Statement of Position

  •
  SOP No. 97-2—Software Revenue Recognition

  •
  SOP No. 98-9—Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Adaptec, Inc.

        We have completed an integrated audit of Adaptec, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 10, 2005

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K
2.01	First Amended and Restated Master Separation and Distribution Agreement between the Registrant and Roxio, Inc., dated February 28, 2001.	10-Q	000-15071	2.1	08/13/01
2.02	General Assignment and Assumption Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.2	08/13/01
2.03	Indemnification and Insurance Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.3	08/13/01
2.04	Master Patent Ownership and License Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.4	08/13/01
2.05	Master Technology Ownership and License Agreement between Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.5	08/13/01
2.06	Master Confidential Disclosure Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.6	08/13/01
2.07	Master Transitional Services Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.7	08/13/01
2.08	Employee Matters Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.8	08/13/01
2.09	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.9	08/13/01
2.10	International Asset Transfer Agreement between Adaptec Mfg (S) Pte Ltd and Roxio Cl Ltd., dated May 5, 2001.	10-Q	000-15071	2.12	08/13/01
2.11	Letter of Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.13	08/13/01
2.12	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	8-K	000-15071	2.1	09/07/01
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02	Bylaws of Registrant, as amended on June 3, 2004.	10-K	000-15071	3.02	06/14/04

4.01	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	S-3	333-89666	4.04	06/03/02
4.02	Form of 3% Convertible Subordinated Note.	S-3	333-89666	4.05	06/03/02
4.03	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	S-3	333-89666	4.06	06/03/02
4.04	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	S-3	333-89666	4.07	06/03/02
4.05	Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	S-3	333-86098	4.04	04/12/02
4.06	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.07	Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.08	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.09	Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.10	Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.11	Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
4.12	Third Amended and Restated Rights Agreement dated February 1, 2001 between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	000-15071	4.1	03/20/01

10.01	†	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A	)
10.02	†	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	†	Third Amendment to the Registrant's Savings and Retirement Plan.						X
10.04	†	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	10-Q	000-15071	10.01	11/03/03
10.05	†	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.06	†
		Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	10-K405	000-15071	(B)	(B	)
10.07	†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.08	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.09	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.10	†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.11	*	Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.1	02/09/96
10.12	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.2	02/09/96
10.13		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.17	06/29/99
10.14	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.16	06/29/99
10.15	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/27/00
10.16	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/26/01

10.17	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-Q	000-15071	10.01	02/11/02
10.18	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	10-K	000-15071	10.14	06/26/98
10.19		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.16	06/28/95
10.20		Amendment to the Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.20	06/14/04
10.21		License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.14	06/27/00
10.22		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.21	06/24/02
10.23		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.24	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	8-K	000-15071	99.1	01/24/03
10.25	†	Registrant's Incentive Plan	10-Q	000-15071	10.01	08/09/04
10.26	†	Amended Registrant's Incentive Plan	10-Q	000-15071	10.01	02/07/05
10.27	†	Ken Arola Termination Agreement	10-Q	000-15071	10.02	08/09/04
10.28		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.29	†	2004 Equity Incentive Plan	S-8	333-119271	4.03	09/24/04
10.30	†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.31	†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.32	†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.33	†	Registrant's Variable Incentive Plan	10-Q	000-15071	10.05	11/10/04
10.34	†	Registrant's Deferred Compensation Plan (amended and restated July 2004)	10-Q	000-15071	10.06	11/10/04

10.35	†	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.36	†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.37	†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.38	†	Sundi Sundaresh offer letter, dated May 6, 2005	8-K	000-15071	10.01	05/26/05
10.39	†	D. Scott Mercer offer letter	8-K	000-15071	10.01	06/06/05
10.40	†	Sundi Sundaresh offer letter, dated June 1, 2005	8-K	000-15071	10.02	06/06/05
10.41	†	Chairman of the Board Compensation Arrangement					X
10.42	†	Eric Kelly Employment and Non-Competition Agreement					X
10.43	†	Marshall Mohr offer letter					X
10.44	†	Kok Yong Lim offer letter					X
10.45	†	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.46	†	Distributed Processing Technology Corp. Omnibus Stock Option Plan					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X
31.01		Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

(A)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

(B)
Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of said form.

*
Confidential treatment has been granted for portions of this agreement.

QuickLinks

Table of Contents
PART I
RISK FACTORS
PART II
PART III
PART IV
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SIGNATURES
ADAPTEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDEX TO EXHIBITS