Form 10-Q
period 2005-06-30
ADAPTEC INC
filed 2005-08-08
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or
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

Yes ☒  No ☐

The number of shares outstanding of Adaptec’s common stock as of August 1, 2005 was 112,496,606.

TABLE OF CONTENTS

			Page
Part I.	Financial Information
	Item 1.	Financial Statements:
		Unaudited Condensed Consolidated Statements of Operations	3
		Unaudited Condensed Consolidated Balance Sheets	4
		Unaudited Condensed Consolidated Statements of Cash Flows	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
	Item 4.	Controls and Procedures	50
Part II.	Other Information
	Item 6.	Exhibits	52
	Signatures		53

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Net revenues	$98,398	$115,502
Cost of revenues	77,947	65,134
Gross profit	20,451	50,368
Operating expenses:
Research and development	25,779	25,388
Selling, marketing and administrative	19,234	18,936
Amortization of acquisition-related intangible assets	4,892	2,929
Write-off of acquired in-process technology	—	3,000
Restructuring charges	40	819
Other charges	8,010	—
Total operating expenses	57,955	51,072
Loss from operations	(37,504)	(704)
Interest and other income	3,608	1,843
Interest expense	(972)	(1,122)
Income (loss) before income taxes	(34,868)	17
Provision for income taxes	1,105	7
Net income (loss)	$(35,973)	$10
Net income (loss) per share:
Basic	$(0.32)	$0.00
Diluted	$(0.32)	$0.00
Shares used in computing net income (loss) per share:
Basic	112,445	109,840
Diluted	112,445	111,536

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2005	March 31, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$77,176	$441,588
Marketable securities	402,760	84,968
Restricted cash and marketable securities	1,654	1,766
Accounts receivable, net	74,648	70,159
Inventories	48,346	60,204
Prepaid expenses	20,130	21,822
Other current assets	5,739	4,259
Total current assets	630,453	684,766
Property and equipment, net	55,942	56,180
Restricted marketable securities, less current portion	3,875	4,615
Goodwill	90,602	91,486
Other intangible assets, net	66,597	79,457
Other long-term assets	37,626	47,002
Total assets	$885,095	$963,506
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,360	$61,637
Accrued liabilities	106,320	116,007
Total current liabilities	155,680	177,644
¾% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes	15,368	35,190
Other long-term liabilities	14,686	15,349
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	112	112
Additional paid-in capital	165,438	165,707
Deferred stock-based compensation	(1,752)	(2,416)
Accumulated other comprehensive income, net of taxes	322	706
Retained earnings	310,241	346,214
Total stockholders' equity	474,361	510,323
Total liabilities and stockholders' equity	$885,095	$963,506

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(35,973)	$10
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash restructuring charges	—	109
Write-off of acquired in-process technology	—	3,000
Impairment of intangible and long-lived assets	15,520	—
Stock-based compensation	274	805
Loss on extinguishment of debt	86	—
Depreciation and amortization	14,606	10,342
Deferred income taxes	—	(25)
Other non-cash items	133	—
Changes in assets and liabilities (net of acquired businesses):	(17,661)	(6,060)
Net Cash Provided by (Used for) Operating Activities	$(23,015)	$8,181
Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net of cash acquired	—	(47,475)
Maturities of restricted marketable securities	844	844
Purchases of property and equipment	(5,101)	(2,216)
Purchases of marketable securities	(364,679)	(136,444)
Sales of marketable securities	43,473	193,450
Maturities of marketable securities	3,362	25,990
Net Cash Provided by (Used for) Investing Activities	(322,101)	34,149
Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	(18,645)	—
Proceeds from issuance of common stock	121	439
Net Cash Provided by (Used for) Financing Activities	(18,524)	439
Effect of Foreign Currency Translation on Cash and Cash Equivalents	(772)	(139)
Net Increase (Decrease) in Cash and Cash Equivalents	(364,412)	42,630
Cash and Cash Equivalents at Beginning of Period	441,588	102,463
Cash and Cash Equivalents at End of Period	$77,176	$145,093

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the March 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which was filed with the SEC on June 14, 2005. The first quarters of fiscal 2006 and 2005 ended July 1, 2005 and July 2, 2004, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. The results of operations for the first quarter of fiscal 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including reclassification of auction rate securities from cash and cash equivalents to marketable securities. Previously, such auction rate securities were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation and made adjustments to the accompanying Unaudited Condensed Consolidated Statement of Cash Flows to reflect the gross purchases and sales of these auction rate securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $4.0 million in the first quarter of fiscal 2005. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 17.

2. Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company’s Unaudited Condensed Consolidated Balance Sheet, Statement of Operations or Cash Flows.

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

awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement; however, the Company expects that it will have a significant impact on the Company’s consolidated balance sheet and statement of operations. The impact on the Company’s consolidated financial statements will depend on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 3 may not be representative of the impact of adopting this statement.

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, which clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s Unaudited Condensed Consolidated Balance Sheet or Statement of Operations.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. If this additional implementation guidance is issued as currently written, the Company may have to recognize unrealized losses on investments in the Statement of Operations. If there is a material decline in the fair value of investments, the Company’s financial statements could be adversely affected.

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

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Stock-Based Compensation (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company’s ESPP, collectively called “options” for all periods presented:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(35,973)	$10
Add: Deferred stock-based compensation expense included in reported net income (loss)	274	805
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(3,496)	(3,497)
Pro forma net loss	$(39,195)	$(2,682)
Basic net income (loss) per share:
As reported	$(0.32)	$0.00
Pro forma	$(0.35)	$(0.02)
Diluted net income (loss) per share:
As reported	$(0.32)	$0.00
Pro forma	$(0.35)	$(0.02)

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

The fair value of options granted in the first quarters of fiscal 2006 and 2005, as reported were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employees’ Stock Option Plans
	Three-Month Period Ended
	June 30, 2005	June 30, 2004
Expected life (in years)	2.35	3.00
Risk-free interest rate	3.8%	3.0%
Expected volatility	37%	58%
Dividend yield	—	—

4. Business Acquisitions

IBM i/p Series RAID:   On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement grants the Company the right to use IBM’s RAID technology and embedded Power PC technology for the Company’s internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company will supply RAID software, firmware and hardware to IBM for use in IBM’s iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

The final purchase price was $49.3 million, which consisted of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.7 million. This purchase price included a final adjustment of $0.2 million in the first quarter of fiscal 2006 to both goodwill and acquisitions costs. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black- Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is included in the Company’s OEM segment (Note 14).

Snap Appliance:   On July 23, 2004, the Company completed the acquisition of Snap Appliance, a provider of NAS products, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The total purchase price was $83.7 million, consisting of $76.7 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of the Company’s common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. In the first quarter of fiscal 2006, adjustments of $0.7 were made to both goodwill and the acquisition costs. Snap Appliance is included in the Company’s Channel segment. (Note 14).

Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of the Company’s common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested (the “Snap Unvested Options”). The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods. In the first quarter of fiscal 2006, the Company recorded a reduction of $0.1 million of deferred stock-based compensation related to cancellations of Snap Unvested Options. In the first quarter of fiscal 2006, the Unaudited Condensed Consolidated Statement of Operations included stock-based compensation expense with respect to Snap Unvested Options of $0.3 million.

In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with the Company, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

the Company. In the first quarter of fiscal 2006, the Unaudited Condensed Consolidated Statements of Operations included compensation expense related to the management incentive program of $1.3 million.

Acquisition-Related Restructuring:   In the third and fourth quarter of fiscal 2005, the Company refined its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation. The Company recorded a preliminary estimate of $6.0 million in the second quarter of fiscal 2005 for these activities. In the third and fourth quarters of fiscal 2005, the Company recorded a $0.8 million increase to the accrued restructuring charges with a corresponding change to goodwill as its plans were further refined. In the first quarter of fiscal 2006, the Company recorded additional adjustments of $0.1 million as a decrease to the accrued restructuring charges with a corresponding change to goodwill, as actual results for benefits were lower than anticipated. The Company expects to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed.

Any further changes to the Company’s estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of June 30, 2005, the Company had utilized $3.9 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.8 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for the first quarter of fiscal 2006:

	Severance And
	Benefits	Other Charges	Total
	(in thousands)
Snap Appliance Acquisition-Related Restructuring Plan:
Reserve balance at March 31, 2005	155	2,901	3,056
Adjustments	(49)	—	(49)
Cash paid	(1)	(255)	(256)
Reserve balance at June 30, 2005	$105	$2,646	$2,751

In-process Technology

As part of the purchase agreements of the IBM i/p Series RAID business and Snap Appliance, certain amounts of the purchase prices were allocated to acquired in-process technology which were determined through established valuation techniques in the high-technology computer industry and written off in the first and second quarter of fiscal 2005, respectively, because technological feasibility had not been established and no alternative future uses existed. The values were determined by estimating the net cash

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

flows and discounting the estimated net cash flows to their present values. A summary of the amounts written off were as follows:

Acquired
In-Process Technology
(in thousands)
IBM i/p Series RAID business(1)	$3,000
Snap Appliance(2)	2,200

(1)          The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code.

(2)          The identified in-process projects were related to operating system enhancements and system functionality improvements.

The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of the IBM i/p Series RAID business and Snap Appliance were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

The effective tax rate used in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates. The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The following discount rates were used in computing the present value of net cash flows for the acquired companies: between 23% and 28% for the IBM i/p Series RAID business and approximately 24% for Snap Appliance.

The percentage of completion was determined using costs incurred by the IBM i/p Series RAID business and Snap Appliance prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the respective acquisition dates for the IBM i/p Series RAID business and Snap Appliance, that the projects were approximately 50% complete and 25% complete, respectively. The Company expects remaining costs of approximately $8.7 million and $0.2 million related to the IBM i/p Series RAID business and Snap Appliance, respectively, to bring the planned in-process projects to completion.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Business Acquisitions (Continued)

During the first quarter of fiscal 2006, the Company recorded an impairment charge of $15.5 million on the long-lived assets associated with the IBM i/p Series RAID business. The Company is currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

Pro Forma Results:   The following unaudited pro forma financial information for the first quarter of fiscal 2005 presents the combined results of the Company and the IBM i/p Series RAID business and Snap Appliance as if the acquisitions had occurred at the beginning of the period presented. Certain adjustments have been made to the combined results of operations, including amortization of acquired other intangible assets; however, charges for purchased in-process technology were excluded as these items were non-recurring. The pro forma financial results for the first quarter of fiscal 2005 were as follows:

Three-Month Period Ended
June 30, 2004
(in thousands, except per share amounts)
Net revenues	$128,667
Net loss	(5,961)
Net loss per share:
Basic	$(0.05)
Diluted	$(0.05)

5. Balance Sheets Details

Inventories:

	June 30, 2005	March 31, 2005
	(in thousands)
Raw materials	$13,007	$15,914
Work-in-process	6,608	7,435
Finished goods	28,731	36,855
Total	$48,346	$60,204

In the first quarter of fiscal 2006, the Company recorded an excess inventory adjustment of $4.3 million related to the transition of its products to comply with the European Restriction on Use of Hazardous Substances Directive.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Balance Sheets Details (Continued)

Accrued Liabilities:

	June 30, 2005	March 31, 2005
	(in thousands)
Tax related	$47,046	$57,538
Acquisition related	6,359	6,748
Accrued compensation and related taxes	17,198	18,304
IBM distribution agreement	8,550	11,575
Other	27,167	21,842
Total	$106,320	$116,007

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first quarter of fiscal 2006 was as follows:

	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2005	$48,783	$42,703	$91,486
Goodwill adjustments	(166)	(718)	(884)
Balance at June 30, 2005	$48,617	$41,985	$90,602

In the first quarter of fiscal 2006, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for the IBM i/p Series RAID business and Snap Appliance.

Other Intangible Assets:

	June 30, 2005		March 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$74,009	$(34,517)	$74,009	$(26,265)
Supply agreement	7,600	(3,343)	7,600	(1,140)
Customer relationships	1,290	(711)	1,290	(631)
Trade name	10,930	(1,953)	10,930	(1,523)
Foundry agreement	600	(264)	600	(90)
Subtotal	94,429	(40,788)	94,429	(29,649)
Intellectual property assets and warrants	41,942	(28,986)	41,942	(27,265)
Total	$136,371	$(69,774)	$136,371	$(56,914)

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Goodwill and Other Intangible Assets (Continued)

Amortization of other intangible assets was $12.9 million and $4.7 million in the first quarters of fiscal 2006 and 2005, respectively.

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in its current business model. The estimation of the impairment involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets and future selling prices for the Company’s products. During the first quarter of fiscal 2006, as a result of increased research and development costs necessary to meet IBM’s current expectations, the Company performed an impairment analysis that indicated that the carrying amount of the long-lived assets associated with the IBM i/p Series RAID business, which is part of the Company’s OEM segment, exceeded their estimated fair value, resulting in an impairment of $15.5 million in the Unaudited Condensed Consolidated Statements of Operations. Of the resulting impairment of $15.5 million, $7.5 million related to the IBM distribution agreement prepaid and other assets and was recorded as a reduction to “Net revenues,” $6.2 million related to intangible assets and was recorded against “Other charges” and $1.8 million related to fixed assets and was recorded against “Other charges.” The Company is currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

The annual amortization expense of the other intangible assets that existed as of June 30, 2005 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal Years:
2006 (remaining nine months)	$11,120	$4,949
2007	12,774	6,316
2008	10,042	1,691
2009	9,415	—
2010 and thereafter	10,290	—
Total	$53,641	$12,956

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Interest and Other Income

The components of interest and other income for the first quarters of fiscal 2006 and 2005, were as follows:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Interest income	$3,574	$2,726
Payment of license fee with NSE	—	(1,250)
Loss on redemption of debt	(86)	—
Foreign currency transaction gains (losses)	(317)	44
Other	437	323
Total	$3,608	$1,843

In the first quarter of fiscal 2006, the Company repurchased $19.8 million of its 3% Convertible Subordinated Notes (“3% Notes”) on the open market for an aggregate price of $19.6 million, of which $1.0 million will be paid in the second quarter of fiscal 2006, resulting in a loss on extinguishment of debt of $0.1 million (including unamortized debt issuance costs of $0.3 million). The loss on extinguishment of debt has been included in “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statement of Operations.

In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, “NSE”) entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE’s claims that some of the Company’s products infringed certain patents. The license and release agreement expressly excluded any sales of products made by Eurologic Systems Group Limited (“Eurologic”) prior to the Company’s April 2003 acquisition of Eurologic. In November 2004, the Company exercised its option to secure a license and release with respect to such Eurologic sales by payment to NSE of a royalty fee of $0.4 million. The Company has filed a claim against the Eurologic acquisition Holdback for the $0.4 million royalty it paid with respect to Eurologic’s pre-acquisition sales. The Eurologic shareholders are disputing the Company’s right to withhold the $0.4 million from the Holdback. See Note 12 for further discussion of the Eurologic Holdback.

8. Restructuring Charges

The Company recorded restructuring charges of $0.04 million and $0.8 million for the first quarters of fiscal 2006 and 2005, respectively. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2006, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K for the year ended March 31, 2005. In the first quarter of fiscal 2006, the Company recorded provision adjustments of $0.04 million related to severance and benefits as actual costs were lower than anticipated and additional lease costs related to the estimated loss of facilities that the Company subleased in California through April 2008, the end of the lease term. This restructuring charge pertained to the

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Restructuring Charges (Continued)

Company’s first, second, third and fourth quarters of fiscal 2005, fiscal 2004 and fiscal 2001 restructuring plans. The fiscal 2004 restructuring plan was completed in the first quarter of fiscal 2006.

The activity in the accrued restructuring reserves related to all of the plans was as follows for the first quarter of fiscal 2006:

	Severance And
	Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2005	$896	$1,627	$2,523
Provision adjustments	(198)	238	40
Cash paid	(548)	(300)	(848)
Reserve balance at June 30, 2005	$150	$1,565	$1,715

The Company anticipates that the remaining restructuring reserve balance of $1.7 million will be substantially paid out by the first quarter of fiscal 2009, primarily attributable to longer term lease obligations.  The remaining restructuring reserve balance is reflected both in “Accrued liabilities” and “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet.

9. Net Income (Loss) Per Share

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

A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations were as follows:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Numerators:
Net income (loss)	$(35,973)	$10
Adjusted net income (loss)	$(35,973)	$10
Denominators:
Weighted average shares outstanding—basic	112,445	109,840
Effect of dilutive securities:
Employee stock options	—	1,696
Weighted average shares and potentially dilutive common shares outstanding—diluted	112,445	111,536
Net income (loss) per share:
Basic	$(0.32)	$0.00
Diluted	$(0.32)	$0.00

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Net Income (Loss) Per Share (Continued)

Diluted loss per share for the first quarter of fiscal 2006 was based only on the weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation for the first quarter of fiscal 2005 because their inclusion would have been anti-dilutive. The items excluded for the first quarters of fiscal 2006 and 2005 were as follows:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Outstanding employee stock options	19,730	14,812
Warrants(1)	19,874	19,374
3% Notes	1,427	2,298
¾% Notes	19,224	19,224

(1)          In connection with the issuance of its ¾% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the ¾% Notes. For further discussion on this derivative financial instrument, please refer to Note 6 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2005.

10. Comprehensive Income (Loss)

The Company’s comprehensive loss, which consisted of net loss and the changes in net unrealized gains (losses) on marketable securities, net of taxes, and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Net income (loss)	$(35,973)	$10
Net unrealized gains (losses) on marketable securities, net of taxes	421	(3,094)
Foreign currency translation adjustment, net of taxes	(805)	(154)
Comprehensive loss	$(36,357)	$(3,238)

The components of accumulated other comprehensive income, net of taxes, were as follows:

	June 30, 2005	March 31, 2005
	(in thousands)
Unrealized losses on marketable securities	$(125)	$(546)
Foreign currency translation, net of tax of $298 at June 30, 2005 and $834 at March 31, 2005	447	1,252
Total	$322	$706

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the first quarter of fiscal 2006, the Company recorded an income tax provision of $1.1 million on a pre-tax loss of $34.9 million. In the first quarter of fiscal 2005, the Company recorded an income tax provision of $7,000 on pre-tax income of $17,000. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40% primarily due to the valuation allowance recorded on all of the U.S. net deferred tax assets, foreign taxes related to the Company’s foreign subsidiaries and certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company’s tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

12. Commitments and Contingencies

The Company has been, or is, subject to IRS audits for its fiscal years 1994 through 2003. The fiscal 1994 through fiscal 1996 cycle, which is docketed in the United States Tax Court, was resolved in December 2001. The outcome did not have a material adverse effect on the Company’s financial position or results of operations, as sufficient tax provisions had been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

On December 15, 2000, the Company received a statutory notice of deficiency from the IRS with respect to its Federal income tax return for fiscal 1997. The Company filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. The Company believes that the final outcome of all issues will not have a material adverse impact on its financial position or results of operations, as the Company believes that it has meritorious defenses against the asserted deficiencies and any proposed adjustments and that it has made sufficient tax provisions. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional payments.

In addition, the IRS is currently auditing the Company’s Federal income tax returns for fiscal 1998 through fiscal 2003. In the third quarter of fiscal 2005, the Company resolved all issues for fiscal 1998 through fiscal 2001, other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

The Company is a party to other litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

ADAPTEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Commitments & Contingencies (Continued)

In connection with the Company’s acquisitions of Snap Appliance, Eurologic and Elipsan Limited (“Elipsan”), a portion of the purchase price and other future payments totaling $6.7 million, $3.8 million and $2.0 million, respectively, were held back (the “Holdbacks”) for unknown liabilities that may have existed as of the acquisition dates. The Company has asserted claims against the Snap Appliance and Eurologic Holdbacks totaling $3.5 million and $1.5 million, respectively. The Elipsan Holdback will be paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first quarters of fiscal 2006 and 2005.

ADAPTEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Guarantees (Continued)

A reconciliation of the changes to the Company’s warranty accrual for the first quarters of fiscal 2006 and 2005 was as follows:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Balance at beginning of period	$2,084	$1,598
Warranties provided	1,383	1,708
Actual costs incurred	(1,520)	(1,493)
Balance at end of period	$1,947	$1,813

14. Segment Reporting

The Company is in the process of reorganizing its internal organization structure related to its OEM and Channel segments. Where historically the Company’s former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization will be managed at the product level. The Company will begin to report its  financial information based upon this new structure in the second quarter of fiscal 2006.

For the period ended June 30, 2005, the Company operated in three reportable segments: OEM, Channel and DSG. A description of the types of customers or products and services provided by each reportable segment is as follows:

•       OEM provides storage products directly to OEMs or to ODMs that supply OEMs, enabling them to resell next-generation storage products built on the Company’s intellectual property. OEM customers are characterized by long sales and design cycles involving close collaboration between the Company’s and OEMs’ engineering teams. The Company currently sells all of its storage technologies, except DSG products, in various form factors, such as storage arrays, board-level products, ASICs and stand-alone software, to its OEM customers.

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

The unallocated corporate income and expenses, which are in the “Other” category, include amortization of acquisition-related intangible assets, acquired in-process technology, restructuring charges, other charges, interest and other income, interest expense, and all administrative, research and development and selling and marketing expenses.

There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated

ADAPTEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Segment Reporting (Continued)

under these criteria. Segment financial information is summarized as follows for the first quarters of fiscal 2006 and 2005:

	OEM	Channel	DSG	Other	Total
	(in thousands)
Three-Month Period Ended June 30, 2005:
Net revenues	$63,591	$26,015	$8,792	$—	$98,398
Segment income (loss)	11,885	8,213	285	(55,251)	(34,868)
Three-Month Period Ended June 30, 2004:
Net revenues	$67,065	$37,833	$10,604	$—	$115,502
Segment income	24,015	23,412	3,914	(51,324)	17

The following table presents the details of unallocated corporate income and expenses for the first quarters of fiscal 2006 and 2005:

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Unallocated corporate expenses, net	$(49,837)	$(48,226)
Acquired in-process technology	—	(3,000)
Restructuring charges	(40)	(819)
Other charges	(8,010)	—
Interest and other income	3,608	1,843
Interest expense	(972)	(1,122)
Total	$(55,251)	$(51,324)

15. Supplemental Disclosure of Cash Flows

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Non-cash investing and financial activities:
Adjustment for deferred stock-based compensation	$390	$4
Unrealized loss on available-for-sale securities	421	(3,094)

16. Subsequent Events

On July 29, 2005, the Company completed the sale of certain properties in Milpitas, California, which were previously included in “Property and equipment, net” in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005. Net proceeds for the sale of the properties aggregated approximately $2.7 million. A gain on the sale will be recorded in the second quarter of fiscal 2006 approximating $0.3 million.

ADAPTEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Glossary

The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

•       ASIC: Application Specific Integrated Circuit

•       ATA: Advanced Technology Attachment

•       DAS: Direct-Attached Storage

•       DSG: Desktop Solutions Group

•       ESPP: Employee Stock Purchase Plan

•       I/O: Input/Output

•       IP: Internet Protocol

•       IPsec: Internet Protocol Security

•       IRS: Internal Revenue Service

•       iSCSI: Internet Protocol SCSI

•       NAS: Network Attached Storage

•       ODM: Original Design Manufacturer

•       OEM: Original Equipment Manufacturer

•       PC: Personal Computer

•       PCI: Peripheral Component Interconnect

•       RAID: Redundant Array of Independent Disks

•       ROC: RAID on a Chip

•       SAN: Storage Area Networks

•       SAS: Serial Attached SCSI

•       SATA: Serial Advanced Technology Attachment

•       SCSI: Small Computer System Interface

•       SMI-S: Storage Management Initiative Specification

•       Ultra DMA: Ultra Direct Memory Access

•       USB: Universal Serial Bus

•       VARs: Value Added Reseller

ADAPTEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Glossary (Continued)

The following is a list of accounting rules and regulations and related regulatory bodies referred to within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

•       APB: Accounting Principles Board

•       APB Opinion No. 20: Accounting Changes

•       APB Opinion No. 25: Accounting for Stock Issued to Employees

•       ARB: Accounting Research Bulletin

•       EITF: Emerging Issues Task Force

•       EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations

•       EITF No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services

•       EITF No. 03-01: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

•       FASB: Financial Accounting Standards Board

•       FIN: FASB Interpretation Number

•       FIN 44: Accounting for Certain Transactions Involving Stock Compensation

•       SAB: Staff Accounting Bulletin

•       SAB 107: Share Based Payment

•       SEC: Securities Exchange Commission

•       SFAS: Statement of Financial Accounting Standards

•       SFAS No. 3: Reporting Accounting Changes in Interim Financial Statements

•       SFAS No. 95: Statement of Cash Flows

•       SFAS No. 115: Accounting for Certain Investments in Debt and Equity Securities

•       SFAS No. 123: Accounting for Stock-Based Compensation

•       SFAS No. 123(R): Share Based Payment

•       SFAS No. 148: Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

•       SFAS No. 151: Inventory Costs—an amendment of ARB No. 43, Chapter 4

•       SFAS No. 154: Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, revenues from our SCSI-based desktop products, impairment charges that may occur in connection with our IBM relationship and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2005. Our critical accounting policies have not changed from our year ended March 31, 2005. For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended March 31, 2005.

For your convenience, we have included, in Note 17 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1) key acronyms commonly used in our industry that are used in this Quarterly Report and (2) accounting rules and regulations that are also referred to herein. These key acronyms and accounting rules and regulations are listed in alphabetical order.

Results of Operations

Overview

In the first quarter of fiscal 2006, our revenues decreased 15% as compared to the first quarter of fiscal 2005 primarily as a result of the transition from our Ultra 160 products to Ultra 320 products and decreased demand from our Channel customers relative to our OEM customers for our component products in which we have a lower market share, and lower average selling prices of our component products as demand shifts to lower-cost solutions. This decrease in revenue was partially offset by our fiscal 2005 acquisitions which increased revenue by $11.5 million, net of the impairment charge related to the IBM i/p Series RAID business of which $7.5 million was recorded as a reduction to “Net revenues.” In the first quarter of fiscal 2006, IBM and Dell accounted for 23% (28% prior to the impairment charge of $7.5 million) and 12% of our total net revenues, respectively. The decline in gross margin in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the impairment charge of $7.5 million related to the IBM i/p Series RAID business, an excess inventory adjustment of $4.3 million related to the transition of our products to comply with the European Restriction on Use of Hazardous Substances Directive, or RoHS Directive, fixed costs associated with our manufacturing facilities that were distributed over lower revenue levels and changes in our product and customer mix. Operating expenses increased in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, primarily as a result of the impairment charge related to the IBM i/p Series RAID business.

Our new management team is in the process of performing a thorough analysis of our operations and making a detailed plan of our corporate strategy. This analysis will include a review of all aspects of our business, including our product portfolio, our relationships with IBM and our other strategic partners and our research and development focus. The actions that we are considering could adversely affect our business and financial results in the short term, may not have the long-term beneficial results that we intend and could result in the following:

•       Loss of customers:

•       Reduced revenue base:

•       Impairment of our assets:

•       Increased operating costs: and

•       Material restructuring charges.

During the first quarter of fiscal 2006, we recorded an impairment charge of $15.5 million for long-lived assets associated with the IBM i/p Series RAID business. We are currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

Our future revenue growth remains largely dependent on the success of our external and networked storage solutions, new OEM design wins and, to a lesser extent, on our products addressing new technologies (i.e., SAS, SATA and iSCSI).

We are in the process of reorganizing our internal organization structure related to our OEM and Channel segments. Where historically our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization will be managed at the product level. We will begin to report our financial information based upon this new structure in the second quarter of fiscal 2006.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended
	June 30, 2005(1)	June 30, 2004(1)
Net revenues	100%	100%
Cost of revenues	79	56
Gross margin	21	44
Operating expenses:
Research and development	26	22
Selling, marketing and administrative	20	16
Amortization of acquisition-related intangible assets	5	3
Write-off of acquired in-process technology	—	3
Restructuring charges	0	1
Other charges	8	—
Total operating expenses	59	45
Loss from operations	(38)	(1)
Interest and other income	4	2
Interest expense	(1)	(1)
Income (loss) from operations before income taxes	(35)	0
Provision for income taxes	1	0
Net income (loss)	(36)%	0%

(1)          In the first quarter of fiscal 2006, we recorded an impairment charge of $15.5 million related to the IBM i/p Series RAID business, of which $7.5 million was recorded as a reduction to “Net revenues” and $8.0 million was recorded to “Other charges” (Note 6). In the first quarter of fiscal 2005, we purchased the IBM i/p Series RAID business (Note 4), made a payment of $1.3 million to Nevada SCSI Enterprises, Inc., or NSE, in the form of a license fee (Note 7) and implemented a restructuring plan to consolidate certain development and administrative functions in the United States and Europe. These transactions affect the comparability of this data.

Net Revenues.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
OEM	$63.6	$67.1	(5)%
Channel	26.0	37.8	(31)%
DSG	8.8	10.6	(17)%
Total Net Revenues	98.4	115.5	(15)%

Net revenues from our OEM segment decreased by $3.5 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, reflecting a decline in sales volumes of our SCSI products primarily attributable to the transition from our Ultra 160 products to Ultra 320 products in which we have a lower market share. This decrease in revenue was partially offset by sales of $4.4 million in connection with the IBM i/p Series RAID business acquisition, net of the impairment charge related to the IBM i/p Series RAID business of which $7.5 million was recorded as a reduction to “Net revenues,” as well as increased sales from products based on next generation SATA technology. For further discussion on the impairment of the IBM i/p Series RAID business, please refer to “Other charges” discussed below.

Net revenues from our Channel segment decreased by $11.8 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, reflecting a shift to lower cost SATA solutions and motherboards that contain built-in SCSI I/O functionality, thus reducing our average selling price. In addition, we intentionally reduced inventory in the channel and experienced an overall decrease in sales of our component products due to lower demand from our Channel customers relative to our OEM customers. This was partially offset by sales of our NAS system products of $7.1 million that were acquired through the Snap Appliance acquisition in the second quarter of fiscal 2005.

Net revenues from our DSG segment decreased by $1.8 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 as a result of the decline in sales volumes of our SCSI-based desktop computer products, partially offset by sales of storage products that were introduced in the fourth quarter of fiscal 2005 and increased sales of our digital media products. We expect revenues from our SCSI-based desktop computer products to continue to decline as OEMs are incorporating connectivity technologies directly into their products.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
Geographical Revenues:
North America	45%	40%
Europe	33%	31%
Pacific Rim	22%	29%
Total Geographical Revenues	100%	100%

Our overall international revenues declined as a percentage of our total gross revenues in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily as a result of increased sales to IBM, which are sold primarily in North America, and foreign currency fluctuations in the European countries. Included in European revenues for the first quarter of fiscal 2006 was $5 million of a $10 million last time customer order. The remaining $5 million is expected to be recognized in the second quarter of fiscal 2006.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the first quarter of fiscal 2006, IBM and Dell accounted for 23% (28% prior to the impairment charge of $7.5 million) and 12% of our total net revenues, respectively. In the first quarter of fiscal 2005, IBM, Dell and Synnex accounted for 16%, 12% and 12% of our total net revenues, respectively.

Gross Margin.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Gross Profit	$20.5	$50.4	(59)%
Gross Margin	21%	44%

The decline in gross margin in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the impairment charge related to the IBM i/p Series RAID business which decreased gross margin by six percentage points, an excess inventory adjustment of $4.3 million related to the transition of our products to comply with the European RoHS Directive, fixed costs associated with our manufacturing facilities that were distributed over lower revenue levels,  and changes in our product mix and to a lesser extent, changes in our customer mix between OEM and Channel customers. Gross margins were also impacted due to increased sales of our lower-margin system products and decreased sales of our higher-margin component products sold to Channel customers. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue.

Research and Development Expense.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Research and Development	$25.8	$25.4	2%

The increase in research and development expense in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily a result of increased headcount from our acquisitions of the IBM i/p Series RAID business and Snap Appliance, costs associated with the development of the IBM DS300 and DS400 products and compensation of $0.4 million in the first quarter of fiscal 2006 related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement. This was partially offset by decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005, the reduced headcount as a result of the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005 and decreased deferred compensation charges of $0.7 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Deferred compensation charges represented the vesting of assumed stock options in connection with our Platys Communications, Inc., or Platys, and Snap Appliance acquisitions.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$19.2	$18.9	2%

The increase in selling, marketing and administrative expense in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily a result of increased headcount, compensation of $1.2 million in relation to retirement costs of our former CEO, compensation of $0.7 million in the first quarter of fiscal 2006 related to a management incentive program established for former Snap Appliance employees pursuant to the Snap Appliance acquisition agreement and increased deferred compensation charges of $0.2 million representing the vesting of assumed stock options in connection with our Platys and Snap Appliance acquisitions. This was partially offset by decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2005.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$4.9	$2.9	67%

Acquisition-related intangible assets include patents, core and existing technologies, covenants-not-to-compete, supply agreement, foundry agreement, customer relationships and trade names. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to seven years.

The increase in amortization of acquisition-related intangible assets in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to the amortization of $2.6 million of purchased intangible assets related to the acquisitions of the IBM i/p Series RAID business in June 2004 and of Snap Appliance in July 2004. This was partially offset by certain Eurologic Systems Group Limited and Platys acquisition-related intangible assets that became fully amortized.

Write-off of Acquired In-Process Technology.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
IBM i/p Series RAID	$—	$3.0

Projects that qualify as acquired in-process technology represent those in which technological feasibility had not been established and no alternative future uses existed. The amounts allocated to acquired in-process technology were determined through established valuation techniques in the high-technology computer industry.

The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. We believe the assumptions used in the valuation were reasonable at the time of the acquisition. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of the IBM i/p Series RAID business were expected to grow through fiscal 2009 and decline thereafter as other new products are expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

The effective tax rate used in the analysis of the in-process technologies reflects a combined historical industry specific average for the United States Federal and state statutory income tax rates. The cost of capital reflects the estimated time to complete the projects and the level of risk involved. The discount rate used in computing the present value of net cash flows from the IBM i/p Series RAID business acquisition was between 23% and 28%.

The percentage of completion was determined using costs incurred by the IBM i/p Series RAID business prior to the acquisition date compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. We estimated, as of the acquisition date for the IBM i/p Series RAID business, that the projects were approximately 50% complete. We expect remaining costs of approximately $8.7 million related to the IBM i/p Series RAID business to bring the planned in-process projects to completion.

During the first quarter of fiscal 2006, we recorded an impairment charge of $15.5 million on the long-lived assets associated with the IBM i/p Series RAID business. We are currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

Restructuring Charges.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$0.04	$0.8	(95)%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2006, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2005. In the first quarter of fiscal 2006, we recorded provision adjustments of $0.04 million related to severance and benefits as actual costs were lower than anticipated and additional lease costs related to the estimated loss of facilities that we subleased in California through April 2008, the end of the lease term. This restructuring charge pertained to our first, second, third and fourth quarters of fiscal 2005, fiscal 2004 and fiscal 2001 restructuring plans. The fiscal 2004 restructuring plan was completed in the first quarter of fiscal 2006.

Other Charges.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Other Charges	$8.0	$—	100%

We regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of our long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in its current business model. The estimation of the impairment involves numerous assumptions which require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets and future selling prices for our products. During the first quarter of fiscal 2006, as a result of increased research and development costs necessary to meet IBM’s current expectations, we performed an impairment analysis that indicated that the carrying amount of the long-lived assets associated with the IBM i/p Series RAID business, which is part of our OEM segment, exceeded their estimated fair value, resulting in an impairment of $15.5 million in the Unaudited Condensed Consolidated Statements of Operations. Of the resulting impairment of $15.5 million, $7.5 million related to the IBM distribution agreement’s prepaid and other assets and was recorded as a reduction to “Net revenues,” $6.2 million related to intangible assets and was recorded against “Other charges” and $1.8 million related to fixed assets and was recorded against “Other charges.” We are currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

Interest and Other Income.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$3.6	$2.7	31%
Payment of license fee with NSE	—	(1.3)	100%
Loss on redemption of debt	(0.1)	—	(100)%
Other	0.1	0.4	(67)%
Total Interest and Other Income	3.6	1.8	96%

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities, sublease income received from third parties and loss from the repurchase of our 3% Notes.

The increase in interest and other income in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily due to higher interest income earned on our cash, cash equivalents and marketable securities and a one-time fully paid-up license fee of $1.3 million to NSE, which was recorded in the first quarter of fiscal 2005, primarily for historical products that incorporated certain technology. This was offset by foreign currency fluctuations primarily related to the Euro and a loss of $0.1 million on the repurchase of our 3% Notes. For further discussion on the settlement with NSE, please refer to Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Expense.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Interest Expense	$(1.0)	$(1.1)	(13)%

Interest expense is primarily associated with our 3/4% Notes and 3% Notes, issued in December 2003 and March 2002, respectively. The decrease in interest expense for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the reduction in the outstanding balances of the 3% Notes.

Income Taxes.

	Three-Month Period Ended
	June 30, 2005	June 30, 2004	Percentage Change
	(in millions, except percentages)
Provision for Income Taxes	$1.1	$0	n/a

Income tax provisions for interim periods are based on our estimated annual effective income tax rate. Our estimate of our fiscal 2006 taxes represents interest accrued on prior year’s tax disputes and foreign taxes related to our foreign subsidiaries including tax on certain Singapore income that is not subject to our Singapore tax holiday. The tax rate for the first quarter of fiscal 2006 differed from the combined United States Federal and state statutory income tax rate of 40% primarily due to the valuation allowance recorded on all of the U.S. net deferred tax assets, foreign taxes related to our foreign subsidiaries, certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. The tax rate for the first quarter of fiscal 2005 differed from the combined United States Federal and state statutory income tax rate of 40% primarily due to certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. We are in ongoing negotiations with the IRS with regard to various tax disputes that may result in settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

Liquidity and Capital Resources

Key Components of Cash Flows

Cash used for operations was $23.0 million in the first quarter of fiscal 2006 as compared to cash provided by operations of $8.2 million in the first quarter of fiscal 2005. Cash used in the first quarter of fiscal 2006 resulted primarily from our net loss of $36.0 million. This was partially offset by the benefit of non-cash items included in operating results, which primarily consisted of an impairment charge of $15.5 million related to the IBM i/p Series RAID business and depreciation and amortization of marketable securities, intangible assets and property and equipment of $14.6 million. Additional factors included changes to working capital assets and liabilities that decreased cash provided by operating activities by $17.7 million. Operating cash for the first quarter of fiscal 2005 resulted primarily from the benefit of non-cash items included in operating results and the growth in accounts payable offset by the growth in accounts receivable and inventory. Non-cash items primarily consisted of depreciation and amortization of marketable securities, intangible assets and property and equipment of $10.3 million, write-off of acquired in process technology of $3.0 million and amortization of deferred stock-based compensation of $0.8 million.

Days sales outstanding deteriorated to 70 at June 30, 2005 as compared to 57 at March 31, 2005 due to linearity of shipments within the quarter and lower revenue levels in the first quarter of fiscal 2006 due to the impairment of the IBM i/p Series RAID business with no corresponding decrease to accounts receivable. The increase was not due to changes in the credit quality of our customers. Annualized inventory turns increased to 5.7 at June 30, 2005 as compared to 5.2 at March 31, 2005 primarily due to decreased inventory levels.

Cash used for investing activities was $322.1 million in the first quarter of fiscal 2006, which was primarily due to net sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $317.0 million and purchases of property and equipment of $5.1 million. Cash provided by investing activities was $34.1 million in the first quarter of fiscal 2005, which was primarily due to net sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $83.8 million, offset by our use of $47.5 million of cash to acquire the IBM i/p Series RAID business.

Cash used for financing activities of $18.5 million in the first quarter of fiscal 2006 was primarily driven by the repurchase of  $19.8 million in aggregate principal amount of our 3% Notes for $18.6 million (an additional $1.0 million will be paid in the second quarter of fiscal 2006). Cash provided by financing activities was $0.4 million in the first quarter of fiscal 2005, which related to net proceeds received from our issuance of common stock in connection with stock option exercises.

Liquidity.   At June 30, 2005, we had $479.9 million in cash, cash equivalents and marketable securities, of which approximately $53.5 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes of foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $255.6 million are intended to be reinvested indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At June 30, 2005, we had $240.4 million of aggregate principal amount in convertible notes outstanding, consisting of $15.4 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our ¾% Notes that are due in December 2023.

We are required to maintain restricted cash or investments to serve as collateral for the first ten scheduled interest payments on our ¾% Notes, respectively. As of June 30, 2005, we had $5.5 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.6 million was classified as short-term and $3.9 million was long-term.

The IRS is currently auditing our income tax returns for fiscal 1997 and final settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is auditing our Federal income tax returns for fiscal 1998 through fiscal 2003. We have resolved all issues for fiscal 1998 through fiscal 2001 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. The fiscal 2002 and 2003 audit is ongoing. We believe that we have sufficient tax provisions for these years. We believe the final outcome of the IRS audits will not have a material adverse impact on our liquidity.  However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional payments.

We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At June 30, 2005, the carrying value of such investments aggregated $3.4 million. We have also committed to provide additional funding of up to $0.4 million.

As of June 30, 2005, we did not have any material changes to our contractual obligations.

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

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS No. 154 will have a material effect on our Unaudited Condensed Consolidated Balance Sheet, Statement of Operations or Cash Flows.

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. We are currently evaluating the impact of adopting this statement; however, we expect that it will have a significant impact on our consolidated balance sheet and statement of operations. The impact on our consolidated financial statements will depend on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements may not be representative of the impact of adopting this statement.

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, which clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on our Unaudited Condensed Consolidated Balance Sheet or Statement of Operations.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. If this additional implementation guidance is issued as currently written, we may have to recognize unrealized losses on investments in the Statement of Operations. If there is a material decline in the fair value of investments, our financial statements could be adversely affected.

Acquisitions

IBM i/p Series RAID: On June 29, 2004, we completed the acquisition of the IBM i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement grants us the right to use IBM’s RAID technology and embedded Power PC technology for our internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, we also entered into a three-year exclusive product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM’s iSeries and pSeries servers. We also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to us for the term of the supply agreement at agreed upon rates.

The final purchase price was $49.3 million, which consisted of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.7 million. This purchase price included a final adjustment of $0.2 million in the first quarter of fiscal 2006 to both goodwill and acquisitions costs. In connection with the acquisition, we issued a warrant to IBM to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black- Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consist primarily of legal, valuation and other fees. The IBM i/p Series RAID business is included in our OEM segment (Note 14).

Snap Appliance:    On July 23, 2004, we completed the acquisition of Snap Appliance, a provider of NAS products, to expand our product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The total purchase price was $83.7 million, consisting of $76.7 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. In the first quarter of fiscal 2006, adjustments of $0.7 were made to both goodwill and the acquisition costs. Snap Appliance is included in the our Channel segment. (Note 14).

Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of our common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested (the “Snap Unvested Options”). The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and is being recognized as compensation expense over the related vesting periods. In the first quarter of fiscal 2006, we recorded a reduction of $0.1 million of deferred stock-based compensation related to cancellations of Snap Unvested Options. In the first quarter of fiscal 2006, the Unaudited Condensed Consolidated Statement of Operations included stock-based compensation expense with respect to Snap Unvested Options of $0.3 million.

In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with us, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by us. In the first quarter of fiscal 2006, the Unaudited Condensed Consolidated Statements of Operations included compensation expense related to the management incentive program of $1.3 million.

Acquisition-Related Restructuring:    In the third and fourth quarter of fiscal 2005, we refined our Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation. We recorded a preliminary estimate of $6.0 million in the second quarter of fiscal 2005 for these activities. In the third and fourth quarters of fiscal 2005, we recorded a $0.8 million increase to the accrued restructuring charges with a corresponding change to goodwill as our plans were further refined. In the first quarter of fiscal 2006, we recorded additional adjustments of $0.1 million as a decrease to the accrued restructuring charges with a corresponding change to goodwill, as actual results for benefits were lower than anticipated. We expect to execute the integration plan as currently designed; however, actual results and costs may differ as the plan is executed. Any further changes to our estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. As of June 30, 2005, we had utilized $3.9 million of these charges. We anticipate that the remaining restructuring reserve balance of $2.8 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

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

Our new management team is performing a thorough analysis of all aspects of our businesses and developing a corporate strategy. The actions taken by our management may not have the beneficial results that we intend and our business and financial results may be adversely impacted by these decisions. Our new management team is in the process of performing a thorough analysis of our operations and making a detailed plan of our corporate strategy. This analysis will include a review of all aspects of our business, including our product portfolio, our relationship with IBM and our other strategic partners and our research and development focus. The actions that we are considering could adversely affect our business and financial results in the short term and may not have the long term beneficial results that we intend and could result in the following:

•       Loss of customers

•       Reduced revenue base

•       Impairment of our assets

•       Increased operating costs

•       Material restructuring charges

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.   Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in the risk factors below. In the first quarter of fiscal 2006, our operating results were materially affected by unusual charges, including an impairment charge of $15.5 million related to the IBM i/p Series RAID business and an excess inventory adjustment of $4.3 million related to the transition of our products to comply with the RoHS Directive.

Our operating expenses are largely based on anticipated revenues, and a large portion of our expenses, including facility costs and salaries, are fixed in the short term. As a result, lower than anticipated revenues for any reason could cause significant variations in our operating results from quarter to quarter.

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

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.    Historically, a small number of our customers has accounted for a significant portion of our revenues. During the first quarters of fiscal 2006 and 2005, sales to the ten customers from which we received the greatest revenues accounted for approximately 79% and 72% of our total gross revenues, respectively. In addition, IBM represented 23% (28% prior to the impairment charge of $7.5 million) and 16%, respectively, of our total net revenues in the first quarters of fiscal 2006 and 2005, and Dell represented 12% of our total net revenues in both the first quarters of fiscal 2006 and 2005. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

We expect that the products we are developing for the network storage marketplace will be an important component of our anticipated future growth, and these products may not be accepted by the market or reach the market in a timely fashion.   We believe that developing products for the network storage marketplace will be an important component of our anticipated future growth, and we have attempted to accelerate such product development efforts through acquisitions. For example, in July 2004, we acquired Snap Appliance, a provider of NAS products; in February 2004, we acquired Elipsan, a provider of networked storage infrastructure software; and in April 2003, we acquired Eurologic, a provider of external and networked storage products. The marketplace for advanced storage products is highly competitive. While we are focusing on products employing iSCSI technology for this market, other companies are also focusing on network storage products based on identified technologies that include, but are not limited to, iSCSI. As a result, our technology may never be broadly adopted. Even if iSCSI technology achieves broad market acceptance, our early technological advantage in this field may not afford us the advantages we had anticipated if such acceptance continues to be delayed. In addition, there are substantial risks that known and unknown challenges to successful deployment of our products, and of products incorporating our products, will cause delays in their reaching the market. If iSCSI technology and our network storage products, and our customers’ products using our technology, do not achieve a broad level of market acceptance, or if we encounter substantial delays in entering the market, our growth will likely be impaired.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.   The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead that is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from our products in accordance with the timelines established in the  RoHS Directive. This may require us to make additional capital expenditures. In addition the costs associated with compliance may negatively impact our operating results and competitive position. For example, in the first quarter of fiscal 2006, we had an excess inventory adjustment of $4.3 million related to the transition of our products to comply with the RoHS Directive. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. If we are unable to comply with this Directive, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

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

Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.   In fiscal 2005, we acquired the i/p Series RAID business from IBM and Snap Appliance. In fiscal 2004, we acquired Elipsan, ICP vortex, a provider of a broad range of hardware and software RAID data protection products, and Eurologic, a provider of external and networked storage products. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into strategic alliances with Vitesse and ServerEngines in January and March 2005, respectively. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. For example, during the first quarter of fiscal 2006, we recorded an impairment charge of $15.5 million on the long-lived assets associated with the IBM i/p Series RAID business. We are currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

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

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position.   If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2005, we experienced the impact of other companies’ enterprise drive shortages, which reduced the demand for our SCSI-related products from our OEM and Channel customers. This negatively affected our revenues in the fourth quarter of fiscal 2005. Similar shortages of components used in our customers’ products could adversely affect our net revenues and financial results in future periods.

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

We have entered into an expanded relationship with IBM and if the revenue streams are less than anticipated we may incur an impairment of our asset.   In December 2004, we entered into an expanded relationship with IBM that enables us to sell certain Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM’s i/p Series directly through IBM’s sales channel. As part of this agreement, we committed to payments totaling up to $52.1 million. During the first quarter of fiscal 2006 we recorded an impairment charge related to the IBM i/p Series RAID business of $15.5 million, of which $7.5 million related to these assets. We are currently in negotiations with IBM regarding their current research and development requirements and the profitability of this business. There can be no assurance of a positive outcome to these negotiations and they otherwise could lead to additional impairment charges, a reduction of this business and/or litigation between the parties.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.   We derived approximately 31% of our gross revenues for the first quarter of fiscal 2006 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. For example, some of our distributors have threatened to stop selling our products or make pricing of our products non-competitive if we do not agree to absorb their costs to comply with the RoHS and WEEE Directives with respect to our products. Our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

We are in the process of reorganizing our business segments and have planned significant system enhancements and improvements, and these changes could adversely impact our business if not adequately managed and controlled.   We are in the process of reorganizing our internal organization structure related to our OEM and Channel segments. Where historically our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization will be managed at the product level. The reorganization has placed demands on our management and our operational and financial infrastructure. In addition, management is in the process of enhancing our supply-chain systems and processes. These system enhancements and improvements require expenditures and allocation of management resources. If these improvements are not implemented successfully, our ability to manage our new organization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.   We have implemented several restructuring plans to reduce our operating costs in fiscal 2005, fiscal 2004 and fiscal 2003, and recorded related restructuring charges of $5.9 million, $4.3 million and $14.3 million, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions on workforce reductions that may be imposed in some international locales and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.   Some of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, including, for example, the GNU General Public License, or GPL, GNU Lesser General Public License, or LGPL, the Mozilla Public License, the BSD License, and the Apache License. Some of those licenses may require as a condition of the license that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, that we provide notices with our products, and/or that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of those open source licenses, we could be required to incur legal expenses in defending against such allegations, and if our defenses were not successful we could be enjoined from distribution of the products that contained the open source software and required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our products, which could disrupt our distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, we could under some of the open source licenses, be required to release the source code of our proprietary software. If an author or other third party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.   In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel remains intense. For example, we transitioned certain research and development efforts to North Carolina, where we have experienced significant competition in our efforts to attract and retain qualified software engineers. In addition, with the exception of a few employees with whom we entered into employment agreements in connection with acquisition transactions, we do not have employment contracts with our key employees, including any of our executive officers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

Our international operations involve risks, and may be subject to political or other non-economic barriers to our being able to sell our products in certain countries, local economic conditions that reduce demand for our products among our target markets and potential disruption in the supply of necessary components.   Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, changes in import/export regulations, tariffs and freight rates. In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People’s Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target market or expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenue and operate effectively.

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

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.   Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In the first quarter of fiscal 2006, we recorded an impairment charge of $15.5 million related to the IBM i/p Series RAID business. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our Channel segment. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. In fiscal 2003, we recorded an impairment charge of $1.5 million relating to the decline in value of minority investments. In fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of minority investments. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2005, which include revenue, inventory, goodwill and income taxes. In addition, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2005 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.   From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, in June 2004, we, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, “NSE”) entered into a license and release agreement, pursuant to which we paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE’s claims that some of our products infringed certain patents. In addition, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM’s patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

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

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.   Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products may be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate may increase, which would adversely affect our financial results. We held approximately $53.5 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at June 30, 2005. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition. Further, if our subsidiary in Singapore incurs losses in excess of their liquidity we may need to loan our subsidiary in Singapore money that could result in unfavorable tax consequences.

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.   On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies and settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2003. We have resolved all issues for fiscal 1998 through fiscal 2001 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. While we believe we have meritorious defenses against the asserted deficiencies and any proposed adjustments, and that sufficient taxes have been provided, we cannot predict the final outcome of these matters, and the final resolution could adversely affect our results of operations and financial position.

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

We have in the past financed a portion of our capital expenditure needs from capital market financing, and if we need to seek additional financing, it may not be available on favorable terms.   In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we have in the past relied, in part, on the capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.   We continue to hold minority interests in privately held venture funds. At June 30, 2005, the carrying value of such investments aggregated $3.4 million. We have also committed to provide additional funding of up to $0.4 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

Internal control deficiencies or weaknesses that are not yet identified could emerge.   Over time we may identify and correct deficiencies or weaknesses in our internal control over financial reporting and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified could emerge, and the identification and corrections of these deficiencies or weaknesses could have a material impact on our results of operations.

Internal control issues that appear minor now may later become material weaknesses.   We are required to publicly report on deficiencies or weaknesses in our internal control over financial reporting that meet a materiality standard as required by law. Management may, at a point in time, accurately categorize a deficiency or weakness as immaterial or minor and therefore not be required to publicly report such deficiency or weakness. Such determination, however, does not preclude a change in circumstances such that the deficiency or weakness could, at a later time, become a material weakness that could have a material impact on our results of operations.

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

Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.   Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have an adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have an adverse effect on our business, operating results, and financial condition. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

We may experience significant fluctuations in our stock price, which may, in turn, significantly affect the trading price of our convertible notes.   Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding convertible securities and the likelihood of the convertible securities being converted into our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended March 31, 2005. Our exposure to market risk has not changed materially since March 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Interim CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
Exhibit 31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Vice President and Chief Financial Officer
	(principal financial and accounting officer)	Date: August 8, 2005

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.