Form 10-Q
period 2005-09-30
ADAPTEC INC
filed 2005-11-07
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-15071

ADAPTEC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2748530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
691 S. MILPITAS BLVD., MILPITAS, CALIFORNIA	95035
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Adaptec’s common stock outstanding as of November 2, 2005 was 113,376,831.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
Net revenues	$83,234	$99,752	$155,749	$198,609
Cost of revenues	54,315	53,145	103,525	104,992
Gross profit	28,919	46,607	52,224	93,617
Operating expenses:
Research and development	15,680	22,336	31,856	46,127
Selling, marketing and administrative	16,273	20,153	33,555	37,248
Amortization of acquisition-related intangible assets	1,761	2,392	3,777	4,888
Restructuring charges	478	1,928	518	2,747
Goodwill impairment	90,602	—	90,602	—
Total operating expenses	124,794	46,809	160,308	91,010
Income (loss) from continuing operations	(95,875)	(202)	(108,084)	2,607
Interest and other income	4,523	3,659	8,131	5,502
Interest expense	(868)	(1,145)	(1,840)	(2,267)
Income (loss) from continuing operations before income taxes	(92,220)	2,312	(101,793)	5,842
Provision for (benefit from) income taxes	2,557	(10,443)	3,445	(9,345)
Income (loss) from continuing operations	(94,777)	12,755	(105,238)	15,187
Discontinued operations, net of taxes (Note 4)
Loss from discontinued operations, net of taxes	(4,053)	(20,818)	(29,565)	(23,240)
Loss from disposal of discontinued operations, net of taxes	(6,976)	—	(6,976)	—
Loss from discontinued operations	(11,029)	(20,818)	(36,541)	(23,240)
Net loss	$(105,806)	$(8,063)	$(141,779)	$(8,053)
Net income (loss) per share:
Basic
Continuing operations	$(0.84)	$0.12	$(0.93)	$0.14
Discontinued operations	$(0.10)	$(0.19)	$(0.32)	$(0.21)
Net loss	$(0.94)	$(0.07)	$(1.26)	$(0.07)
Diluted
Continuing operations	$(0.84)	$0.10	$(0.93)	$0.12
Discontinued operations	$(0.10)	$(0.15)	$(0.32)	$(0.17)
Net loss	$(0.94)	$(0.06)	$(1.26)	$(0.05)
Shares used in computing net income (loss) per share:
Basic	112,965	110,312	112,705	110,076
Diluted	112,965	134,140	112,705	131,302

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2005	March 31, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$79,025	$441,588
Marketable securities	409,951	84,968
Restricted cash and marketable securities	1,665	1,766
Accounts receivable, net	74,121	70,159
Inventories	33,119	60,204
Prepaid expenses and other current assets	33,493	26,081
Current assets of discontinued operations	10,626	—
Total current assets	642,000	684,766
Property and equipment, net	47,045	56,180
Restricted marketable securities, less current portion	3,870	4,615
Goodwill	—	91,486
Other intangible assets, net	25,064	79,457
Other long-term assets	10,293	47,002
Long-term assets of discontinued operations	26,671	—
Total assets	$754,943	$963,506
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,702	$61,637
Accrued liabilities	86,374	116,007
Current liabilities of discontinued operations	4,554	—
Total current liabilities	143,630	177,644
¾% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes	11,992	35,190
Other long-term liabilities	3,692	15,349
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	113	112
Additional paid-in capital	167,846	165,707
Deferred stock-based compensation	(699)	(2,416)
Accumulated other comprehensive income (loss), net of taxes	(1,066)	706
Retained earnings	204,435	346,214
Total stockholders’ equity	370,629	510,323
Total liabilities and stockholders’ equity	$754,943	$963,506

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$(105,238)	$15,187
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Non-cash restructuring charges	—	109
Impairment of goodwill	90,602	—
Stock-based compensation	264	1,519
Non-cash effect of tax settlement	—	(4,068)
Loss on extinguishment of debt	102	—
Depreciation and amortization	13,044	19,037
Deferred income taxes	—	31
Other non-cash items	(129)	104
Changes in assets and liabilities (net of acquired businesses)	(15,050)	(18,442)
Net Cash Provided by (Used for) Operating Activities of Continuing Operations	(16,405)	13,477
Net Cash Provided by (Used for) Operating Activities of Discontinued Operations	5,080	(13,466)
Net Cash Provided by (Used for) Operating Activities	$(11,325)	$11
Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net of cash acquired	—	(65,380)
Maturities of restricted marketable securities	844	1,369
Purchases of property and equipment	(5,416)	(6,486)
Proceeds from the sale of property and equipment	2,684	—
Purchases of marketable securities	(438,060)	(211,741)
Sales of marketable securities	107,141	296,524
Maturities of marketable securities	4,511	42,777
Net Cash Provided by (Used for) Investing Activities of Continuing Operations	(328,296)	57,063
Net Cash Provided by (Used for) Investing Activities of Discontinued Operations	(1,655)	(59,341)
Net Cash Provided by (Used for) Investing Activities	(329,951)	(2,278)
Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	(22,988)	—
Proceeds from issuance of common stock	2,554	3,771
Net Cash Provided by (Used for) Financing Activities	(20,434)	3,771
Effect of Foreign Currency Translation on Cash and Cash Equivalents	(853)	(306)
Net Increase (Decrease) in Cash and Cash Equivalents	(362,563)	1,198
Cash and Cash Equivalents at Beginning of Period	441,588	102,463
Cash and Cash Equivalents at End of Period	$79,025	$103,661

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the March 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which was filed with the SEC on June 14, 2005. The second quarters of fiscal 2006 and 2005 ended September 30, 2005 and October 1, 2004, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on September 30. The results of operations for the second quarter and first half of fiscal 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including reclassification of auction rate securities from cash and cash equivalents to marketable securities. Previously, such auction rate securities were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation and made adjustments to the accompanying Unaudited Condensed Consolidated Statement of Cash Flows to reflect the gross purchases and sales of these auction rate securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $13.8 million in the first half of fiscal 2005. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

In addition, as discussed in Note 4, on September 30, 2005, the Company completed the sale of its IBM i/p Series RAID component business (“IBM i/p Series RAID Business”) to International Business Machines (“IBM”) and on September 29, 2005 the Company’s Board of Directors approved management’s recommendation to divest its systems business. The IBM i/p Series RAID Business sale and the planned divestiture of the systems business have been accounted for as discontinued operations. Accordingly, the Company has reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Cash Flows and related disclosures for all periods presented to reflect the IBM i/p Series RAID Business and the systems business as discontinued operations. Unless otherwise indicated and other than balance sheet amounts as of March 31, 2005, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company’s continuing operations. In addition, in the second quarter of fiscal 2006, the Company reorganized its reportable segments. At September 30, 2005 the Company’s reportable segments were DPS and DSG, which are described more fully in Note 14.

The net income (loss) per share and shares used in computing net income (loss) per share for diluted discontinued operations, net loss and related disclosures for the second quarter and first half of fiscal 2005 have been corrected from the amounts disclosed in the Form 8-K filed with the Securities and Exchange Commission on November 3, 2005.

The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 17.

2.   Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement; however, the Company expects that it will have a significant impact on the Company’s consolidated financial statements. The impact on the Company’s consolidated financial statements will depend on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 3 may not be representative of the impact of adopting this statement.

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

In November 2004, the FASB issued SFAS No. 151, which clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. If this additional implementation guidance is issued as currently written, the Company may have to recognize unrealized losses on investments in the Statements of Operations. If there is a material decline in the fair value of investments, the Company’s financial statements could be adversely affected.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company’s ESPP, collectively called “options,” for all periods presented:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
Net loss, as reported	$(105,806)	$(8,063)	$(141,779)	$(8,053)
Add: Deferred stock-based compensation expense included in reported net loss	1,029	873	1,303	1,678
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(2,884)	(2,589)	(6,380)	(6,086)
Pro forma net loss	$(107,661)	$(9,779)	$(146,856)	$(12,461)
Basic net loss per share:
As reported	$(0.94)	$(0.07)	$(1.26)	$(0.07)
Pro forma	$(0.95)	$(0.09)	$(1.30)	$(0.11)
Diluted net loss per share:
As reported	$(0.94)	$(0.06)	$(1.26)	$(0.05)
Pro forma	$(0.95)	$(0.07)	$(1.30)	$(0.09)

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

The fair value of options granted in the second quarter and first half of fiscal 2006 and 2005, as reported were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Employee Stock Option Plans:
Expected life (in years)	2.5	3	2.5	3
Risk-free interest rates	4.2%	2.9%	4.1%	2.9%
Expected volatility	39%	56%	38%	56%
Dividend yield	—	—	—	—
ESPP:
Expected life (in years)	1.1	1.4	1.1	1.4
Risk-free interest rates	3.8%	2.1%	3.8%	2.1%
Expected volatility	39%	50%	39%	50%
Dividend yield	—	—	—	—

4.   Discontinued Operations

IBM i/p Series RAID Business:

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company’s net book value of $0.8 million. The consideration has been included in “Prepaid expenses and other current assets” on the Unaudited Condensed Consolidated Balance Sheet. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay royalties to the Company for the sale of its board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned.

Under the terms of the arrangement, IBM forgave all outstanding liabilities that existed at June 30, 2005 which were due under the Distribution Agreement that was entered into in December 2004. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. These amounts have been included in “Accrued Liabilities” and “Other Long-Term Liabilities” on the Unaudited Condensed Consolidated Balance Sheets. A loss of $7.0 million was incurred on the disposal of the IBM i/p Series RAID Business.

Net revenues and the components of income (loss) related to these discontinued operations, which were previously included in the Company’s DPS segment, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Net revenues	$15,357	$5,186	$19,809	$5,186
Income (loss) from discontinued operations before income taxes	3,694	(2,604)	(14,663)	(5,604)
Provision for (benefit from) income taxes	(833)	11,809	(642)	10,811
Income (loss) from discontinued operations, net of taxes	$4,527	$(14,413)	$(14,021)	$(16,415)

The components of net assets related to the discontinued operations were as follows:

September 30, 2005
(in thousands)
Inventories	$838
Prepaid expenses	11,139
Property and equipment, net	3,326
Other intangibles, net	10,958
Other long-term assets	24,507
Accrued liabilities	(10,051)
Other long-term liabilities	(10,625)
Net assets of discontinued operations	$30,092

Accounts receivable related to the IBM i/p Series RAID Business were not included in discontinued operations as the Company will be retaining these assets.

Systems Business:

On September 29, 2005, the Company’s Board of Directors approved management’s recommendation to divest its systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. In connection with this action, the Company has classified the systems business as a discontinued operation in the financial statements. The Company has entered into an exclusive arrangement with an investment banker to sell this business and expects to receive proceeds, less cost to sell, in excess of its carrying value.

Net revenues and the components of loss related to the discontinued operations, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Net revenues	$16,466	$16,762	$37,897	$33,407
Loss from discontinued operations before provision for income taxes	(8,538)	(8,222)	(15,476)	(8,735)
Provision for (benefit from) income taxes	42	(1,817)	68	(1,910)
Loss from discontinued operations, net of taxes	$(8,580)	$(6,405)	$(15,544)	$(6,825)

The components of net assets related to the discontinued operations were as follows:

September 30, 2005
(in thousands)
Inventories	$10,542
Prepaid expenses	84
Current assets of discontinued operations	10,626
Property and equipment, net	1,911
Other intangibles, net	24,730
Other long-term assets	30
Total assets of discontinued operations	37,297
Accrued liabilities	(4,554)
Current liabilities of discontinued operations	(4,554)
Net assets of discontinued operations	$32,743

Accounts receivable related to the systems business were not included in discontinued operations as the Company intends to retain these assets.

5.   Balance Sheet Details

Inventories:

	September 30, 2005	March 31, 2005
	(in thousands)
Raw materials	$10,601	$15,914
Work-in-process	4,142	7,435
Finished goods	18,376	36,855
Total	$33,119	$60,204

In the first half of fiscal 2006, the Company recorded an excess inventory adjustment of $1.9 million related to the transition of its products to comply with the European Union Restriction on Use of Hazardous Substances Directive.

Accrued Liabilities:

	September 30, 2005	March 31, 2005
	(in thousands)
Tax related	$48,003	$57,538
Acquisition related	3,650	6,748
Accrued compensation and related taxes	16,697	18,304
IBM distribution agreement	—	11,575
Other	18,024	21,842
Total	$86,374	$116,007

6.   Goodwill and Other Intangible Assets

Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first half of fiscal 2006 was as follows:

	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2005	$48,783	$42,703	$91,486
Goodwill adjustments	(166)	(718)	(884)
Balance at June 30, 2005	48,617	41,985	90,602
Goodwill impairment	(48,617)	(41,985)	(90,602)
Balance at September 30, 2005	$—	$—	$—

In the first quarter of fiscal 2006, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for the IBM i/p Series RAID business and Snap Appliance. As a result of the segment reorganization, discussed in Note 14, an assessment of the recoverability of goodwill was performed. Impairment of goodwill is tested at the Company’s operating segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company’s review process uses the income, or discounted cash flows, approach and the market approach. In performing its analysis, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the operating segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, the Company wrote-off its entire balance of goodwill in the second quarter of fiscal 2006. Factors that led to this conclusion were industry technology changes such as parallel to serial technology and migration of core functionality to server chipsets; required increased investments that eventually led to the sale of the i/p Series RAID Business and the proposed sale of the Systems Business; continued losses associated with sales of Systems to IBM; and general market conditions.

Other Intangible Assets:

	September 30, 2005		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$39,578	$(26,295)	$74,009	$(26,265)
Supply agreement	—	—	7,600	(1,140)
Customer relationships	1,047	(643)	1,290	(631)
Trade names	674	(520)	10,930	(1,523)
Foundry agreement	—	—	600	(90)
Subtotal	41,299	(27,458)	94,429	(29,649)
Intellectual property assets and warrants	41,623	(30,400)	41,942	(27,265)
Total	$82,922	$(57,858)	$136,371	$(56,914)

Amortization of other intangible assets was $3.5 million and $4.1 million in the second quarter of fiscal 2006 and 2005, respectively. Amortization of other intangible assets was $7.2 million and $8.3 million in the first half of fiscal 2006 and 2005, respectively.

The annual amortization expense of the other intangible assets that existed as of September 30, 2005 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Intellectual Property Assets
	(in thousands)
Fiscal Years:
2006 (remaining six months)	$3,376	$3,216
2007	5,726	6,316
2008	2,534	1,691
2009	2,205	—
2010 and thereafter	—	—
Total	$13,841	$11,223

7.   Interest and Other Income

The components of interest and other income for the second quarter and first half of fiscal 2006 and 2005, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Interest income	$3,969	$3,034	$7,543	$5,760
Payment of license fee with NSE	—	—	—	(1,250)
Loss on redemption of debt	(16)	—	(102)	—
Foreign currency transaction gains (losses)	(63)	295	(380)	339
Other	633	330	1,070	653
Total	$4,523	$3,659	$8,131	$5,502

In the second quarter of fiscal 2006, the Company repurchased $3.4 million in aggregate principal amount of its 3% Convertible Subordinated Notes (“3% Notes”) on the open market for an aggregate price of $3.4 million, resulting in an immaterial loss. In the first half of fiscal 2006, the Company repurchased $23.2 million in aggregate principal amount of its 3% Notes on the open market for an aggregate price of $23.1 million, resulting in an immaterial  loss. The loss on extinguishment of debt has been included in “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statement of Operations.

In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, “NSE”) entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license fee to settle NSE’s claims that some of the Company’s products infringed certain patents. The license and release agreement expressly excluded any sales of products made by Eurologic prior to the Company’s April 2003 acquisition of Eurologic. In November 2004, the Company exercised its option to secure a license and release with respect to such Eurologic sales by payment to NSE of a royalty fee of $0.4 million. The Company has filed a claim against the Eurologic acquisition Holdback for the $0.4 million royalty it paid with respect to Eurologic’s pre-acquisition sales. The Eurologic shareholders are disputing the Company’s right to withhold the $0.4 million from the Holdback. See Note 12 for further discussion of the Eurologic Holdback.

8.   Restructuring Charges

In the first half of fiscal 2006, the Company recorded provision adjustments of $0.5 million related to severance and benefits as actual costs were lower than anticipated and additional lease costs related to the estimated loss of facilities that the Company subleased in California through April 2008 and the United Kingdom through December 2005, the end of the lease term. This restructuring charge pertained to the Company’s restructuring plans that it implemented in each quarter of fiscal 2005, and the restructuring plans that it implemented in fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001. The fiscal 2004 restructuring plan was completed in the first quarter of fiscal 2006. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2006, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments, but are managed at the corporate level.

The activity in the accrued restructuring reserves related to all of the plans was as follows for the first half of fiscal 2006:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2005	$896	$1,627	$2,523
Provision adjustments	(198)	716	518
Cash paid	(611)	(595)	(1,206)
Reserve balance at September 30, 2005	$87	$1,748	$1,835

The Company anticipates that the remaining restructuring reserve balance of $1.8 million will be substantially paid out by the first quarter of fiscal 2009, primarily attributable to longer term lease obligations. The remaining restructuring reserve balance is reflected both in “Accrued liabilities” and “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net loss were as follows:

	Three-Month Period Ended
	Continuing Operations		Discontinued Operations		Net loss
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
Numerators:
Income (loss)	$(94,777)	$12,755	$(11,029)	$(20,818)	$(105,806)	$(8,063)
Adjustment for interest expense on 3/4% Notes, net of taxes	—	454	—	454	—	454
Adjustment for interest expense on 3% Notes, net of taxes	—	196	—	196	—	196
Adjusted income (loss)	$(94,777)	$13,405	$(11,029)	$(20,168)	$(105,806)	$(7,413)
Denominators:
Weighted average shares outstanding—basic	112,965	110,312	112,965	110,312	112,965	110,312
Effect of dilutive securities:
Employee stock options and other	—	2,306	—	2,306	—	2,306
3/4% Notes	—	19,224	—	19,224	—	19,224
3% Notes	—	2,298	—	2,298	—	2,298
Weighted average shares and potentially dilutive common shares outstanding—diluted	112,965	134,140	112,965	134,140	112,965	134,140
Income (loss) per share:
Basic	$(0.84)	$0.12	$(0.10)	$(0.19)	$(0.94)	$(0.07)
Diluted	$(0.84)	$0.10	$(0.10)	$(0.15)	$(0.94)	$(0.06)

	Six-Month Period Ended
	Continuing Operations		Discontinued Operations		Net loss
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
Numerators:
Income (loss)	$(105,238)	$15,187	$(36,541)	$(23,240)	$(141,779)	$(8,053)
Adjustment for interest expense on 3/4% Convertible Senior Subordinated Notes, net of taxes	—	917	—	917	—	917
Adjustment for interest expense on 3% Notes, net of taxes	—	—	—	—	—	—
Adjusted income (loss)	$(105,238)	$16,104	$(36,541)	$(22,323)	$(141,779)	$(7,136)
Denominators:
Weighted average shares outstanding—basic	112,705	110,076	112,705	110,076	112,705	110,076
Effect of dilutive securities:
Employee stock options and other	—	2,002	—	2,002	—	2,002
3/4% Convertible Senior Subordinated Notes	—	19,224	—	19,224	—	19,224
3% Notes	—	—	—	—	—	—
Weighted average shares and potentially dilutive common shares outstanding—diluted	112,705	131,302	112,705	131,302	112,705	131,302
Income (loss) per share:
Basic	$(0.93)	$0.14	$(0.32)	$(0.21)	$(1.26)	$(0.07)
Diluted	$(0.93)	$0.12	$(0.32)	$(0.17)	$(1.26)	$(0.05)

Diluted loss per share from continuing operations, discontinued operations and net loss for the second quarter and first half of fiscal 2006 was based only on the weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net loss for the second quarter and first half of fiscal 2005 because their inclusion would have been anti-dilutive. The items excluded for the second quarters and first half of fiscal 2006 and 2005 from continuing operations, discontinued operations and net loss were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Outstanding employee stock options	19,461	—	19,820	—
Warrants(1)	19,874	—	19,874	—
3/4% Convertible Senior Subordinated Notes	19,224	—	19,224	—
3% Notes	880	—	1,154	2,298

(1)          In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4%

Notes. For further discussion on this derivative financial instrument, please refer to Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.   Comprehensive Loss

The Company’s comprehensive loss, which consisted of net loss and the changes in net unrealized gains (losses) on marketable securities, net of taxes, and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Net loss	$(105,806)	$(8,063)	$(141,779)	$(8,053)
Net unrealized gains (losses) on marketable securities, net of taxes	(1,231)	60	(810)	(3,034)
Foreign currency translation adjustment, net of taxes	(157)	101	(962)	(53)
Comprehensive loss	$(107,194)	$(7,902)	$(143,551)	$(11,140)

The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	September 30, 2005	March 31, 2005
	(in thousands)
Unrealized losses on marketable securities	$(1361)	$(546)
Foreign currency translation, net of tax of $197 at September 30, 2005 and $834 at March 31, 2005	295	1,252
Total	$(1,066)	$706

11.   Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax. The estimated annual tax for fiscal 2006 primarily consists of foreign taxes related to the Company’s foreign subsidiaries and interest accrued on prior years’ tax disputes. The Company currently has a full valuation allowance on its net deferred tax assets. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company’s tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for second quarter and the first half of fiscal 2005 also differed from the combined United States Federal and state statutory income tax rate of 40% due to a benefit of $9.9 million from discrete events relating to the method and amount of settled controversies. As a result of the settlement, $4.1 million previously recorded as a tax provision has been reclassified as a reduction to additional paid-in capital, $1.8 million previously recorded as a tax provision has reversed, and a $4.0 million tax benefit associated with a refund claim has been recognized during the second quarter of fiscal 2005.

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

In connection with the Company’s acquisitions of Snap Appliance, Eurologic, Elipsan Limited (“Elipsan”), and Platys Communications, Inc. (“Platys”), a portion of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back (the “Holdbacks”) for unknown liabilities that may have existed as of the acquisition dates. The Company has asserted claims against the Snap Appliance, Eurologic and Platys Holdbacks totaling $3.0 million, $1.5 million and $0.7 million, respectively. The Elipsan Holdback of $2.0 million was paid in the second quarter of fiscal 2006.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first half of fiscal 2006 and 2005.

A reconciliation of the changes to the Company’s warranty accrual for the first half of fiscal 2006 and 2005 was as follows:

	Six-Month Period Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Balance at beginning of period	$2,084	$1,598
Warranties provided	2,745	2,574
Actual costs incurred	(2,880)	(2,783)
Warranties classified as liabilities held for sale (Note 4)	(354)	—
Balance at end of period	$1,595	$1,389

14.   Segment Reporting

In the second quarter of fiscal 2006, the Company reorganized its internal organization structure related to its OEM and Channel segments. Where historically the Company’s former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level.

For the period ended September 30, 2005, the Company operated in two reportable segments: DPS and DSG. A description of the types of customers or products and services provided by each reportable segment is as follows:

•       DPS provides storage products and currently sells all of its storage technologies in various form factors, such as board-level products, ASICs and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, VARs and end users through its network of distribution and reseller customers.

•       DSG provides high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. The Company sells these products to retailers, OEMs and distributors.

The unallocated corporate income and expenses, which are in the “Other” category, include amortization of acquisition-related intangible assets, restructuring charges, goodwill impairment, other charges, interest and other income, interest expense, all administrative expenses and certain research and development, selling and marketing expenses.

Summarized financial information on the Company’s reportable segments, under the new organizational structure, is shown in the following table. The segment financial data for the second quarter of fiscal 2005 and first half of fiscal 2005 and fiscal 2006 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the second quarters and first half of fiscal 2006 and 2005:

	DPS	DSG	Other	Total
	(in thousands)
Three-Month Period Ended September 30, 2005:
Net revenues	$72,110	$11,124	$—	$83,234
Segment income (loss)	17,712	(1,094)	(108,838)	(92,220)
Three-Month Period Ended September 30, 2004:
Net revenues	$90,398	$9,354	$—	$99,752
Segment income	24,586	2,925	(25,199)	2,312
Six-Month Period Ended September 30, 2005:
Net revenues	$135,833	$19,916	$—	$155,749
Segment income (loss)	28,235	(1,472)	(128,556)	(101,793)
Six-Month Period Ended September 30, 2004:
Net revenues	$178,651	$19,958	$—	$198,609
Segment income	47,826	5,960	(47,944)	5,842

The following table presents the details of unallocated corporate income and expenses for the second quarters and first half of fiscal 2006 and 2005:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands)
Unallocated corporate expenses, net	$(21,413)	$(25,785)	$(43,727)	$(48,432)
Restructuring charges	(478)	(1,928)	(518)	(2,747)
Goodwill impairment	(90,602)	—	(90,602)	—
Interest and other income	4,523	3,659	8,131	5,502
Interest expense	(868)	(1,145)	(1,840)	(2,267)
Total	$(108,838)	$(25,199)	$(128,556)	$(47,944)

15.   Supplemental Disclosure of Cash Flows

	Six-Month Period Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Non-cash investing and financial activities:
Deferred stock-based compensation	$—	$7,060
Adjustment for deferred stock-based compensation	414	58
Unrealized loss on available-for-sale securities	(810)	(3,034)

16.   Business Acquisitions

The acquisitions described below were previously accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses were included in the Company’s financial statements as of the respective effective dates of the acquisitions. However, as a result of the sale of the IBM i/p Series RAID Business and the Company’s plan to divest its systems business, the assets sold or expected to be sold have been reclassified as Assets of Discontinued Operations on the Unaudited Condensed Consolidated Balance Sheet at September 30, 2005 and the related operations have been reclassified to Loss from Discontinued Operations on the Unaudited Condensed Consolidated Statements of Operations, as discussed in Note 4.

IBM i/p Series RAID:   On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement granted the Company the right to use IBM’s RAID technology and embedded Power PC technology for the Company’s internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company agreed to supply RAID software, firmware and hardware to IBM for use in IBM’s iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

The final purchase price was $49.3 million, which consisted of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.7 million. This purchase price included a final adjustment of $0.2 million in the first quarter of fiscal 2006 to both goodwill and acquisitions costs. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consisted primarily of legal, valuation and other fees. The IBM i/p Series RAID business was included in the Company’s DPS segment.

Snap Appliance:   On July 23, 2004, the Company completed the acquisition of Snap Appliance, a provider of NAS products, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The final purchase price was $83.7 million, consisting of $76.7 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of the Company’s common stock. This purchase price included a final adjustment of $0.7 million in the first half of fiscal 2006 to both goodwill and acquisitions costs. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years. In the first quarter of fiscal 2006, adjustments of $0.7 were made to both goodwill and the acquisition costs.

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

In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with the Company, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntary terminations by the Company. Any amounts outstanding as of the completion of the sale of the systems business will be accelerated.

Acquisition-Related Restructuring:

During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore were included in the purchase price allocation. The Company recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and adjustments were recorded in each subsequent quarter through the first quarter of fiscal 2006 totaling $0.7 million. Any further changes to the Company’s finalized plan will be accounted for under SFAS No. 146 and will be recorded in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2005, the Company had utilized $4.1 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.6 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for the first half of fiscal 2006:

	Severance And
	Benefits	Other Charges	Total
	(in thousands)
Snap Appliance Acquisition-Related Restructuring Plan:
Reserve balance at March 31, 2005	155	2,901	3,056
Adjustments	(49)	—	(49)
Cash paid	(60)	(379)	(439)
Reserve balance at September 30, 2005	$46	$2,522	$2,568

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

The net cash flows from the identified projects were based on estimates of revenues, cost of revenues, research and development expenses, including costs to complete the projects, selling, marketing and administrative expenses, royalty expenses and income taxes from the projects. The Company believes the assumptions used in the valuations were reasonable at the time of the acquisitions. The estimated net revenues and gross margins were based on management’s projections of the projects and were in line with industry averages. Estimated total net revenues from the projects of the IBM i/p Series RAID business and Snap Appliance were expected to grow through fiscal 2009 and decline thereafter as other new products were expected to become available. Estimated operating expenses included research and development expenses and selling, marketing and administrative expenses based upon historical and expected direct expense levels and general industry metrics. Estimated research and development expenses included costs to bring the projects to technological feasibility and costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as “maintenance” research and development) after a product is available for general release to customers. These activities range from 0% to 5% of net revenues for the in-process technologies.

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

The percentage of completion was determined using costs incurred by the IBM i/p Series RAID business and Snap Appliance prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the respective acquisition dates for the IBM i/p Series RAID business and Snap Appliance, that the projects were approximately 50% complete and 25% complete, respectively. All projects outstanding as of the acquisition date for the IBM i/p Series RAID business ceased as of September 30, 2005 with the sale of the business. All projects outstanding as of the acquisition date for Snap Appliance were completed as of September 30, 2005.

Pro forma financial information for the second quarter and first half of fiscal 2005 has not been disclosed as the acquisitions of the IBM i/p Series RAID business and Snap Appliance were included as part of discontinued operations.

17.   Glossary

The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

•       ASIC: Application Specific Integrated Circuit

•       ATA: Advanced Technology Attachment

•       DAS: Direct-Attached Storage

•       DPS: Data Protection Solutions

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

•       SFAS No. 3: Reporting Accounting Changes in Interim Financial Statements

•       SFAS No. 95: Statement of Cash Flows

•       SFAS No. 115: Accounting for Certain Investments in Debt and Equity Securities

•       SFAS No. 123: Accounting for Stock-Based Compensation

•       SFAS No. 123(R): Share Based Payment

•       SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets

•       SFAS No. 146: Accounting for Costs Associated with Exit or Disposal Activities

•       SFAS No. 148: Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

•       SFAS No. 151: Inventory Costs—an amendment of ARB No. 43, Chapter 4

•       SFAS No. 154: Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, revenues from our SCSI-based desktop products and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

As discussed below, on September 30, 2005, we completed the sale to International Business Machnies, or IBM, of our IBM i/p Series RAID component business, or IBM i/p Series RAID Business, and on September 29, 2005, the Company’s Board of Directors approved management’s recommendation to divest our systems business. Both of these businesses have been accounted for as discontinued operations. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Cash Flows and related disclosures for all periods presented to reflect the IBM i/p Series RAID Business and systems business as discontinued operations. Unless otherwise indicated, and other than balance sheet amounts as of March 31, 2005, the following discussion pertains only to our continuing operations. In addition, in the second quarter of fiscal 2006, we reorganized our reportable segments, which are described more fully in Note 14 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations

Overview

Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and has begun making a detailed plan of our corporate strategy. This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. During the second quarter of fiscal 2006, we implemented the following steps:

•       We reorganized our internal organization structure related to our OEM and Channel segments. Where historically our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. At September 30, 2005, our reportable segments were DPS and DSG. As a result of the segment reorganization, an assessment of the recoverability of goodwill was performed and we wrote-off the entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. All prior periods have been restated to reflect our new segments.

•       On September 30, 2005, we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for IBM’s i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. A loss of $7.0 million was incurred on the disposal of the IBM i/p Series RAID Business.

•       On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. In connection with this action, we have classified the systems business as a discontinued operation in the financial statements. We expect to receive proceeds, less cost to sell, in excess of its carrying value.

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

•       Loss of customers;

•       Reduced revenue base;

•       Impairment of our assets;

•       Increased operating costs; and

•       Material restructuring charges.

Our future revenue growth remains largely dependent on the success of our data protection solutions, new OEM design wins and our products addressing new technologies (i.e., Serial Attached SCSI, SATA and iSCSI).

In the second quarter of fiscal 2006, our revenues decreased 17% as compared to the second quarter of fiscal 2005 primarily reflecting a decline in sales volumes of our SCSI products, which was partially offset by sales of our serial products primarily sold to OEMs. The decline in gross margin in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to changes in our product and customer mix, which led to lower average selling prices, an excess inventory adjustment of $1.6 million related to our dual tuner products in our DSG segment and fixed costs associated with our manufacturing facilities that were distributed over lower revenue levels. Operating expenses decreased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, primarily as a result of reduced headcount related to the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005 and decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues:

	Three-Month Period Ended(1)		Six-Month Period Ended(2)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net revenues	100%	100%	100%	100%
Cost of revenues	65	53	66	53
Gross margin	35	47	34	47
Operating expenses:
Research and development	19	23	21	23
Selling, marketing and administrative	19	20	22	19
Amortization of acquisition-related intangible assets	2	2	2	3
Restructuring charges	1	2	0	1
Goodwill impairment	109	—	58	—
Total operating expenses	150	47	103	46
Income (loss) from continuing operations	(115)	0	(69)	1
Interest and other income	5	4	5	3
Interest expense	(1)	(1)	(1)	(1)
Income (loss) from continuing operations before income taxes	(111)	3	(65)	3
Provision for (benefit from) income taxes	3	(10)	2	(5)
Income (loss) from continuing operations	(114)	13	(67)	8
Discontinued operations, net of taxes (Note 4)
Loss from discontinued operations, net of taxes	(5)	(21)	(19)	(12)
Loss from disposal of discontinued operations, net of taxes	(8)	—	(5)	—
Loss from discontinued operations	(13)	(21)	(24)	(12)
Net loss	(127)%	(8)%	(91)%	(4)%

(1)          In the second quarter of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million (Note 6). In the second quarter of fiscal 2005, we implemented a restructuring plan. These transactions affect the comparability of this data.

(2)          In the first half of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million. In the first half of fiscal 2005, we made a payment of $1.3 million to Nevada SCSI Enterprises, Inc., or NSE, in the form of a license fee (Note 7) and implemented restructuring plans in the first and second quarters of fiscal 2005. These transactions affect the comparability of this data.

Net Revenues.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
DPS	$72.1	$90.4	(20)%	$135.8	$178.6	(24)%
DSG	11.1	9.4	19%	19.9	20.0	0%
Total Net Revenues	83.2	99.8	(17)%	155.7	198.6	(22)%

Net revenues from our DPS segment decreased by $18.3 million and $42.8 million in the second quarter and first half of fiscal 2006, respectively, as compared to the corresponding periods of fiscal 2005, reflecting a decline in sales volumes of our SCSI products, which was partially offset by sales of our serial products primarily to OEMs. The decline in sales volumes of our SCSI products was primarily attributable to the transition from our Ultra 160 products to Ultra 320 products in which we have a lower market share, a shift to lower cost SATA solutions and motherboards that contain built-in SCSI I/O functionality, thus reducing our average selling price.

Net revenues from our DSG segment increased by $1.7 million in the second quarter compared to the second quarter of fiscal 2005 as a result of increased sales of our digital media products and sales of storage products that were introduced in the fourth quarter of fiscal 2005, partially offset by the decline in sales volumes of our SCSI-based desktop computer products. We expect revenues from our SCSI-based desktop computer products to continue to decline as OEMs are incorporating connectivity technologies directly into their products. Net revenues from our DSG segment remained relatively flat in the first half of fiscal 2006 compared to the first half of fiscal 2005.

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Geographical Revenues:
North America	32%	37%	34%	38%
Europe	31%	31%	31%	30%
Pacific Rim	37%	32%	35%	32%
Total Geographical Revenues	100%	100%	100%	100%

Our overall international revenues increased as a percentage of our total gross revenues in the second quarter and first half of fiscal 2006 as compared to the corresponding periods of fiscal 2005 primarily as a result of the decline in North America sales in the channel. Included in European revenues for the second quarter and first half of fiscal 2006 was $5.7 million and $10.7 million, respectively, of a last time buy customer order.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. IBM, Dell and Hewlett-Packard accounted for 27%, 15% and 12% of our total net revenues, respectively, in the second quarter of fiscal 2006. IBM and Dell accounted for 24% and 14% of our total net revenues, respectively, in the second quarter of fiscal 2005. IBM, Dell and Hewlett-Packard accounted for 26%, 15% and 10% of our total net revenues, respectively, in the first half of fiscal 2006. IBM, Dell and Synnex accounted for 21%, 14% and 11%, respectively, in the first half of fiscal 2005.

Gross Margin.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Gross Profit	$28.9	$46.6	(38)%	$52.2	$93.6	(44)%
Gross Margin	35%	47%		34%	47%

The decline in gross margin in the second quarter and first half of fiscal 2006 compared to the corresponding periods of fiscal 2005 was primarily due to changes in our product and customer mix, which led to lower average selling prices, an excess inventory adjustment of $1.6 million related to our dual tuner products in our DSG segment, fixed costs associated with our manufacturing facilities that were distributed over lower revenue levels and an excess inventory adjustment of $1.9 million recorded in the first half of fiscal 2006 related to the transition of our products to comply with the European Union RoHS Directive. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue.

Research and Development Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Research and Development	$15.7	$22.3	(30)%	$31.9	$46.1	(31)%

The decrease in research and development expense in the second quarter and first half of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was primarily a result of reduced headcount achieved as a result of the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005, decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005 and decreased deferred compensation charges of $0.6 million and $1.4 million in the second quarter and first half of fiscal 2006, respectively compared to the corresponding periods of fiscal 2005. Deferred compensation charges represented the vesting of assumed stock options in connection with our acquisition of Platys Communications, Inc., or Platys, in August 2001. Deferred compensation charges associated with the Platys acquisition ceased in the first quarter of fiscal 2006.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$16.3	$20.2	(19)%	$33.6	$37.2	(10)%

The decrease in selling, marketing and administrative expense in the second quarter and first half of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was primarily a result of decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2005. This was partially offset by compensation of $1.2 million related to retirement costs of our former Chief Executive Officer.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$1.8	$2.4	(26)%	$3.8	$4.9	(23)%

Acquisition-related intangible assets include patents, core and existing technologies, covenants-not-to-compete, customer relationships and trade names. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to five years.

The decrease in amortization of acquisition-related intangible assets in the second quarter and first half of fiscal 2006 compared to the corresponding periods of fiscal 2005 was due to intangible assets that became fully amortized in August 2005 associated with our Platys acquisition and certain intangible assets that became fully amortized in fiscal 2005 associated with our acquisition of Eurologic Systems Group Limited in April 2003.

Restructuring Charges.

	Three-Month Period Ended			Six-Month Period Ended
	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2005	2004	Change	2005	2004	Change
	(in millions, except percentages)
Restructuring Charges	$0.5	$1.9	(75)%	$0.5	$2.7	(81)%

In the first half of fiscal 2006, we recorded provision adjustments of $0.5 million related to severance and benefits as actual costs were lower than anticipated and additional lease costs related to the estimated loss of facilities that we subleased in California through April 2008 and the United Kingdom through December 2005, the end of the lease term. This restructuring charge pertained to our restructuring plans that we implemented in each quarter of fiscal 2005, and restructuring plans that we implemented in fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001. The fiscal 2004 restructuring plan was completed in the first quarter of fiscal 2006. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2006, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2005. All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments, but are managed at the corporate level.

Goodwill Impairment.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Goodwill Impairment	$90.6	$—	100%	$90.6	$—	100%

Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. As a result of the segment reorganization discussed above and in Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, an

assessment of the recoverability of goodwill was performed. Impairment of goodwill is tested at our operating segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income, or discounted cash flows, approach and the market approach. In performing our analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the operating segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, we wrote-off our entire balance of goodwill in the second quarter of 2006. Factors that led to this conclusion were industry technology changes such as parallel to serial technology and migration of core functionality to server chipsets; required increased investments that eventually led to the sale of the i/p Series RAID Business and the proposed sale of the Systems Business; continued losses associated with sales of Systems to IBM; and general market conditions.

Interest and Other Income.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$3.9	$3.0	31%	$7.5	$5.8	31%
Payment of license fee with NSE	—	—	—	—	(1.3)	100%
Loss on redemption of debt	0.0	—	(100)%	(0.1)	—	(100)%
Other	0.6	0.7	(9)%	0.7	1.0	(30)%
Total Interest and Other Income	4.5	3.7	24%	8.1	5.5	48%

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities, sublease income received from third parties and loss from the repurchase of our 3% Notes.

The increase in interest and other income in the second quarter and first half of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was primarily due to higher interest income earned on our cash, cash equivalents and marketable securities and a one-time fully paid-up license fee of $1.3 million to NSE, which was recorded in the first half of fiscal 2005, primarily for historical products that incorporated certain technology. This was partially offset by foreign currency fluctuations primarily related to the Euro and a loss of $0.1 million on the repurchase of our 3% Notes for the first half of fiscal 2006. For further discussion on the settlement with NSE and gain on the sale of the property, please refer to Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Interest Expense	$(0.9)	$(1.1)	(24)%	$(1.8)	$(2.3)	(19)%

Interest expense is primarily associated with our ¾% Convertible Senior Subordinated Notes, or ¾% Notes and 3% Convertible Subordinated Notes, or 3% Notes, issued in December 2003 and March 2002, respectively. The decrease in interest expense for the second quarter and first half of fiscal 2006 compared to the corresponding periods of fiscal 2005 was primarily due to the reduction in the outstanding balances of the 3% Notes, as we repurchased $3.4 million and $23.2 million in aggregate principal amount of our 3% Notes during the second quarter and first half of fiscal 2006, respectively.

Income Taxes.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Provision for (Benefit from) Income Taxes	$2.6	$(10.4)	(124)%	$3.4	$(9.4)	(137)%

Income tax provisions for interim periods are based on our estimated annual effective income tax. The estimated annual tax for fiscal 2006 primarily consists of foreign taxes related to our foreign subsidiaries and interest accrued on prior years’ tax disputes. We currently has a full valuation allowance on its net deferred tax assets. The tax rate for the second quarter and first half of fiscal 2005 differed from the combined United States Federal and state statutory income tax rate of 40% primarily due to certain acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. We are engaged in negotiations with the IRS with regard to various tax disputes that may result in the settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for second quarter and the first half of fiscal 2005 also differs from the combined United States Federal and state statutory income tax rate of 40% due to a benefit of $9.9 million from discrete events relating to the method and amount of settled controversies. As a result of the settlement, $4.1 million previously recorded as a tax provision has been reclassified as a reduction to additional paid in capital, $1.8 million previously recorded as a tax provision has been reversed, and a $4.0 million tax benefit associated with a refund claim has been recognized during the second quarter of fiscal 2005.

Discontinued Operations.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2005	September 30, 2004	Percentage Change	September 30, 2005	September 30, 2004	Percentage Change
	(in millions, except percentages)
Discontinued Operations	$(11.0)	$(20.8)	(47)%	$(36.5)	$(23.2)	57%

IBM i/p Series RAID Business:   On September 30, 2005, we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for IBM’s i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of its board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned.

Under the terms of the arrangement, IBM forgave all outstanding liabilities that existed at June 30, 2005 which were due under the Distribution Agreement that was entered into in December 2004. Expenses incurred in the transaction primarily include costs of approximately $0.5 million for legal and accounting fees. In addition, we accrued $0.3 million for lease obligations. A loss of $7.0 million was incurred on the disposal of the IBM i/p Series RAID Business, which was previously included in our DPS segment.

Systems Business:   On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. In connection with this action, we have classified the systems business as a discontinued operation in the financial statements . We have entered into an exclusive arrangement with an investment banker to sell this business and expect to receive proceeds, less cost to sell, in excess of our carrying value.

Liquidity and Capital Resources

Key Components of Cash Flows

Cash used for operations was $11.3 million in the first half of fiscal 2006 as compared to cash provided by operations of $0.01 million in the first half of fiscal 2005. Cash used in the first half of fiscal 2006 resulted primarily from our net loss from continuing operations of $105.2 million. This was partially offset by the benefit of non-cash items included in operating results, which primarily consisted of an impairment of goodwill of $90.6 million and depreciation and amortization of $13.0 million. Additional factors included changes to working capital assets and liabilities that decreased cash provided by operating activities by $15.1 million and cash provided by operating activities of discontinued operations of $5.1 million. Operating cash for the first half of fiscal 2005 resulted primarily from our net income from continuing operations of $15.2 million and depreciation and amortization of $19.0 million. This was partially offset by the non-cash effect a tax settlement of $4.1 million, changes to working capital assets and liabilities that decreased cash provided by operating activities of continuing operations by $18.4 million and cash used by operating activities of discontinued operations of $13.5 million.

Cash used for investing activities was $330.0 million in the first half of fiscal 2006, which was primarily due to net sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $325.6 million, proceeds from the sale of property and equipment of $2.7 million and purchases of property and equipment from continuing operations of $5.4 million. Cash used for investing activities was $2.3 million in the first half of fiscal 2005, which was primarily due to net sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $128.9 million, offset by our use of $65.4 million of cash to acquire Snap Appliance and the IBM i/p Series RAID business and cash used in investing activities of discontinued operations of $59.3 million.

Cash used for financing activities of $20.4 million in the first half of fiscal 2006 was primarily driven by the repurchase of $23.2 million in aggregate principal amount of our 3% Notes for $23.0 million. Cash provided by financing activities was $3.8 million in the first half of fiscal 2005, which related to net proceeds received from our issuance of common stock in connection with stock option exercises.

Liquidity.   At September 30, 2005, we had $489.0 million in cash, cash equivalents and marketable securities, of which approximately $62.4 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $255.6 million are intended to be reinvested indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At September 30, 2005, we had $237.0 million of aggregate principal amount in convertible notes outstanding, consisting of $12.0 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our ¾% Notes that are due in December 2023.

We are required to maintain restricted cash or investments to serve as collateral for the first ten scheduled interest payments on our ¾% Notes. As of September 30, 2005, we had $5.5 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.6 million was classified as short-term and $3.9 million was long-term.

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

As of September 30, 2005, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the year ended March 31, 2005.

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

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Our results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. We are currently evaluating the impact of adopting this statement; however, we expect that it will have a significant impact on our consolidated financial statements. The impact on our consolidated financial statements will depend on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements may not be representative of the impact of adopting this statement.

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

In November 2004, the FASB issued SFAS No. 151, which clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations. The FASB expects to issue additional implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. If this additional implementation guidance is issued as currently written, we may have to recognize unrealized losses on investments in the Statements of Operations. If there is a material decline in the fair value of investments, our financial statements could be adversely affected.

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

Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and has begun making a detailed plan of our corporate strategy. This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. During the second quarter of fiscal 2006, we implemented the following steps:

•       We reorganized our internal organization structure related to our OEM and Channel segments. Where historically our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. At September 30,

2005, our reportable segments were DPS and DSG. As a result of the segment reorganization, an assessment of the recoverability of goodwill was performed and we wrote-off the entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006.

•       On September 30, 2005, we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for IBM’s i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. A loss of $7.0 million was incurred on the disposal of the IBM i/p Series RAID Business.

•       On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. In connection with this action, we has classified the systems business as a discontinued operation in the financial statements. We expect to receive proceeds, less cost to sell, in excess of its carrying value.

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

•       Loss of customers;

•       Reduced revenue base;

•       Impairment of our assets;

•       Increased operating costs; and

•       Material restructuring charges.

If we are unable to successfully complete the divestiture of our systems business it could result in an adverse effect on our business and financial results.   Completing the systems divestiture could cause significant diversions of management time and resources. In addition, if the anticipated proceeds, less cost to sell, prove to be less than anticipated, it could lead to an impairment of our assets. Additionally, customers for our systems products could be reluctant to continue to buy from us. We may not be successful in selling the systems business on terms that are acceptable to us or might not be able to find a buyer for the business. We may not be successful in overcoming these risks or any other problems encountered in connection with this divesture which may adversely affect our business, financial position and operating results.

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.   Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In the first half of fiscal 2006, our operating results were materially affected by unusual charges, including a goodwill impairment charge of $90.6 million and an excess inventory adjustment of $1.9 million related to the transition of our products to comply with the RoHS Directive.

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

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.   Historically, a small number of our customers has accounted for a significant portion of our revenues. During the first half of fiscal 2006, sales to the ten customers from which we received the greatest revenues accounted for approximately 81% of our total gross revenues. In addition, IBM, Dell and Hewlett-Packard represented 27%, 15% and 12%, respectively, of our total net revenues in the first half of fiscal 2006. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We have introduced RAID-enabled products based on the next generation SATA technology and delivered our products based on Serial Attached SCSI technology to certain major OEMs for testing and integration. We will not succeed in generating significant revenues from our new SATA and Serial Attached SCSI technology products if the market does not adapt to these new technologies, which would, over time, adversely affect our net revenues and operating results.

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

•       Serial Attached SCSI

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers.   We rely on contract manufacturers for manufacturing of a portion of our systems products and subcontractors for the assembly and packaging of the integrated circuits included in our products and for the assembly. We have no long-term agreements with our assembly and packaging subcontractors. We have, from time to time, used board subcontractors to better balance production runs and capacity. For example, we employ Quanta

Computer, Inc. and Sanmina-SCI Corporation to manufacture certain products related to the acquisition of Snap Appliance. We also employ Amkor Technology and Advanced Semiconductor Engineering for our final assembly and test operations related to our ASIC products. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. For example, in the third quarter of fiscal 2005, Quanta Computer, Inc. could not meet our manufacturing needs and as a result initial product delivery dates committed to customers were not met. Any significant disruption in supplies from or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results. Our management team is evaluating increasing the use of contract manufacturers. If they decide to do so the risks identified above will increase.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.   The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead that is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from our products in accordance with the timelines established in the RoHS Directive. This may require us to make additional capital expenditures. In addition, the costs associated with compliance may negatively impact our operating results and competitive position. For example, in the first half of fiscal 2006, we had an excess inventory adjustment of $1.9 million related to the transition of our products to comply with the RoHS Directive. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. If we are unable to comply with the RoHS Directive, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

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

We entered into strategic alliances with Vitesse for the development of our Serial Attached SCSI ROC product and with ServerEngines to advance our development of iSCSI products, and if these companies fail to develop and bring new products to market in a timely manner it could result in an adverse effect on our business and financial results.   In January 2005, we entered into a strategic alliance with Vitesse for it to develop and market the next generation of our Serial Attached SCSI products. In March 2005, we entered into a strategic alliance with ServerEngines to develop and market the next generation of our IP storage products, such as 10Gb iSCSI. Accordingly, we are at risk that Vitesse and ServerEngines may encounter challenges in fulfilling their responsibilities under these alliances, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products. The failure of this new product development effort could have an adverse effect on our business and financial results.

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

If we are unable to compete effectively, our net revenues could be adversely affected.   The markets for all of our products are intensely competitive and are characterized by the following:

•       Rapid technological advances;

•       Frequent new product introductions;

•       Evolving industry standards; and

•       Price erosion.

Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to products employing Ultra 320 technology has adversely affected revenues from our SCSI products. Our future success will depend on the level of acceptance of our external storage products and products based on the next generation SATA and Serial Attached SCSI technologies by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products.

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

Costs associated with acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.   In fiscal 2005, we acquired Snap Appliance and the i/p Series RAID business from IBM. In fiscal 2004, we acquired Elipsan, ICP vortex, a provider of a broad range of hardware and software RAID data protection products, and Eurologic, a provider of external and networked storage products. In addition, we enter into strategic alliances from time to time with other companies. For example, we entered into strategic alliances with Vitesse and ServerEngines in January and March 2005, respectively. As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

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

The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. For example, during the first half of fiscal 2006, we sold the IBM i/p Series RAID Business for a loss of $7.0 million and plan to divest our systems business, which includes certain assets we obtained through the Snap Appliance and Eurologic Systems acquisitions.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.   We derived approximately 39% of our gross revenues for the first half of fiscal 2006 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

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

We reorganized our business segments and have planned significant system enhancements and improvements, and these changes could adversely impact our business if not adequately managed and controlled.   In the second quarter of fiscal 2006, we reorganized our internal organization structure related to our OEM and Channel segments. Where historically our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. The reorganization has placed demands on our management and our operational and financial infrastructure. In addition, management is in the process of enhancing our supply-chain systems and processes. These system enhancements and improvements require expenditures and allocation of management resources. If these improvements are not implemented successfully, our ability to manage our new organization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

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

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.   In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel remains intense. For example, we transitioned certain research and development efforts to North Carolina, where we have experienced significant competition in our efforts to attract and retain qualified software engineers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the announcement of the diverstiture of the systems business and general uncertainty.

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

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.   Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In the first half of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million related to our DPS segment. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our Channel segment. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. In fiscal 2003, we recorded an impairment charge of $1.5 million relating to the decline in value of minority investments. In fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of minority investments. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2005, which includes revenue, inventory, goodwill and income taxes. In addition, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2005 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.   From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, in fiscal 2005, we, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, “NSE”) entered into a license and release agreement, pursuant to which we paid NSE $1.7 million as a one-time, fully paid-up license fee to settle NSE’s claims that some of our products infringed certain patents. In addition, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM’s patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004. The risks of our receiving additional claims from third parties may be enhanced in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

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

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.   Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products may be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate may increase, which would adversely affect our financial results. We held approximately $62.4 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at September 30, 2005. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition. Further, if our subsidiary in Singapore incurs losses in excess of their liquidity we may need to loan our subsidiary in Singapore money that could result in unfavorable tax consequences.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.   We continue to hold minority interests in privately held venture funds. At September 30, 2005, the carrying value of such investments aggregated $3.4 million. We have also committed to provide additional funding of up to $0.4 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Interim CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 4.                        Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on August 25, 2005, in our principal executive offices located in Milpitas, California. Of the total 112,479,437 shares of our common stock outstanding as of the record date, 102,129,139 shares (91%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld
Carl J. Conti	94,398,727	7,730,412
Lucie J. Fjeldstad	90,588,983	11,540,156
Joseph S. Kennedy	85,578,328	16,550,811
Ilene H. Lang	96,936,876	5,192,263
Robert J. Loarie	90,306,502	11,822,637
D. Scott Mercer	94,449,781	7,679,358
Douglas E. Van Houweling	95,514,623	6,614,516

The stockholders approved our stock option exchange program for employees (excluding Section 16 officers and directors) providing for the exchange of stock options previously granted under our Company’s stock plans having an exercise price of $7.00 or greater per share for a lesser number of stock to be granted following the expiration of a tender offer to be made to such employees. The proposal received 44,179,183 affirmative votes, 24,260,734 negative votes, 3,703,698 abstentions and 29,985,524 broker non-votes. We decided not to implement this stock option exchange program but instead granted options to purchase approximately 6.3 million shares of our common stock  to our employees.

In addition, our stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2006. The proposal received 99,044,923 affirmative votes, 2,955,318 negative votes, 128,898 abstentions and no broker non-votes.

Item 6.                        Exhibits

Exhibit Number	Description
Exhibit 10.1	Registrant’s 2005 Deferred Compensation Plan
Exhibit 31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr Vice President and Chief Financial Officer
	(principal financial and accounting officer)	Date: November 7, 2005

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Registrant’s 2005 Deferred Compensation Plan
Exhibit 31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.