Form 10-Q
period 2005-12-31
ADAPTEC INC
filed 2006-02-07
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

The number of shares of Adaptec’s common stock outstanding as of January 31, 2006 was 114,036,179.

TABLE OF CONTENTS

			Page
Part I.	Financial Information
	Item 1.	Financial Statements:
		Unaudited Condensed Consolidated Statements of Operations	3
		Unaudited Condensed Consolidated Balance Sheets	4
		Unaudited Condensed Consolidated Statements of Cash Flows	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
	Item 4.	Controls and Procedures	53
Part II.	Other Information
	Item 6.	Exhibits	55
	Signature		56

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands, except per share amounts)
Net revenues	$77,831	$93,473	$236,731	$292,299
Cost of revenues	48,857	59,577	156,442	164,912
Gross profit	28,974	33,896	80,289	127,387
Operating expenses:
Research and development	14,404	21,293	47,254	68,237
Selling, marketing and administrative	15,739	17,785	49,717	55,044
Amortization of acquisition-related intangible assets	1,689	2,182	5,466	7,070
Restructuring charges	2,587	2,228	3,105	4,975
Goodwill impairment	—	—	90,602	—
Other charges (gains)	1,472	(2,755)	1,472	(2,755)
Total operating expenses	35,891	40,733	197,616	132,571
Loss from continuing operations	(6,917)	(6,837)	(117,327)	(5,184)
Interest and other income	4,479	3,097	12,610	8,599
Interest expense	(758)	(1,083)	(2,598)	(3,350)
Income (loss) from continuing operations before income taxes	(3,196)	(4,823)	(107,315)	65
Provision for (benefit from) income taxes	(582)	(21,788)	3,206	(31,463)
Income (loss) from continuing operations	(2,614)	16,965	(110,521)	31,528
Discontinued operations, net of taxes (Note 4)
Income (loss) from discontinued operations, net of taxes	(4,149)	5,524	(31,045)	(17,092)
Income (loss) from disposal of discontinued operations, net of taxes	3,502	—	(3,474)	—
Income (loss) from discontinued operations	(647)	5,524	(34,519)	(17,092)
Net income (loss)	$(3,261)	$22,489	$(145,040)	$14,436
Net income (loss) per share:
Basic
Continuing operations	$(0.02)	$0.15	$(0.98)	$0.29
Discontinued operations	$(0.01)	$0.05	$(0.31)	$(0.15)
Net income (loss)	$(0.03)	$0.20	$(1.28)	$0.13
Diluted
Continuing operations	$(0.02)	$0.13	$(0.98)	$0.25
Discontinued operations	$(0.01)	$0.04	$(0.31)	$(0.13)
Net income (loss)	$(0.03)	$0.17	$(1.28)	$0.12
Shares used in computing net income (loss) per share:
Basic	113,531	111,136	112,980	110,429
Diluted	113,531	134,517	112,980	131,607

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2005	March 31, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$107,688	$441,588
Marketable securities	424,618	84,968
Restricted cash and marketable securities	1,647	1,766
Accounts receivable, net	57,086	70,159
Inventories	22,441	60,204
Prepaid expenses and other current assets	14,384	26,081
Assets held for sale	22,583	—
Current assets of discontinued operations	4,597	—
Total current assets	655,044	684,766
Property and equipment, net	32,750	56,180
Restricted marketable securities, less current portion	3,084	4,615
Goodwill	—	91,486
Other intangible assets, net	21,739	79,457
Other long-term assets	9,867	47,002
Long-term assets of discontinued operations	25,884	—
Total assets	$748,368	$963,506
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,976	$61,637
Accrued liabilities	86,067	116,007
Current liabilities of discontinued operations	5,336	—
Total current liabilities	140,379	177,644
¾% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes	11,992	35,190
Other long-term liabilities	3,656	15,349
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	114	112
Additional paid-in capital	168,604	165,707
Deferred stock-based compensation	(460)	(2,416)
Accumulated other comprehensive income (loss), net of taxes	(2,091)	706
Retained earnings	201,174	346,214
Total stockholders’ equity	367,341	510,323
Total liabilities and stockholders’ equity	$748,368	$963,506

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period Ended
	December 31, 2005	December 31, 2004
	(in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(110,521)	$31,528
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Non-cash restructuring charges	—	109
Impairment of goodwill	90,602	—
Stock-based compensation	284	2,348
Non-cash effect of tax settlement	—	(26,009)
Loss on extinguishment of debt	102	—
Loss (gain) on sale of long-lived assets	1,472	(2,755)
Depreciation and amortization	19,398	28,359
Deferred income taxes	—	(40)
Other non-cash items	378	(12)
Changes in assets and liabilities (net of acquired businesses)	(1,169)	(21,498)
Net Cash Provided by Operating Activities of Continuing Operations	546	12,030
Net Cash Provided by (Used for) Operating Activities of Discontinued Operations	7,876	(27,980)
Net Cash Provided by (Used for) Operating Activities	$8,422	$(15,950)
Cash Flows From Investing Activities:
Purchases of certain net assets in connection with acquisitions, net of cash acquired	—	(65,380)
Payment of holdback in connection with acquisition of Eurologic	—	(2,279)
Proceeds from sale of business	24,126	—
Maturities of restricted marketable securities	1,688	2,213
Purchases of property and equipment	(6,452)	(8,102)
Proceeds from sale of long-lived assets	—	9,577
Proceeds from the sale of property and equipment	2,684	—
Purchases of marketable securities	(495,893)	(270,249)
Sales of marketable securities	137,826	327,574
Maturities of marketable securities	16,084	65,541
Net Cash Provided by (Used for) Investing Activities of Continuing Operations	(319,937)	58,895
Net Cash Used for Investing Activities of Discontinued Operations	(1,655)	(63,048)
Net Cash Used for Investing Activities	(321,592)	(4,153)
Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	(22,988)	—
Proceeds from issuance of common stock	3,329	5,446
Net Cash Provided by (Used for) Financing Activities	(19,659)	5,446
Effect of Foreign Currency Translation on Cash and Cash Equivalents	(1,071)	822
Net Decrease in Cash and Cash Equivalents	(333,900)	(13,835)
Cash and Cash Equivalents at Beginning of Period	441,588	102,463
Cash and Cash Equivalents at End of Period	$107,688	$88,628

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the March 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which was filed with the SEC on June 14, 2005. The third quarters of fiscal 2006 and 2005 ended on December 30, 2005 and December 31, 2004, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on December 31. The results of operations for the third quarter and first nine months of fiscal 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including reclassification of auction rate securities from cash and cash equivalents to marketable securities. Previously, such auction rate securities were classified as cash and cash equivalents. Accordingly, the Company has revised its presentation and made adjustments to the accompanying Unaudited Condensed Consolidated Statement of Cash Flows to reflect the gross purchases and sales of these auction rate securities as investing activities. This adjustment resulted in a net increase in cash used for investing activities by $12.6 million in the first nine months of fiscal 2005. This reclassification had no impact on previously reported results of operations, operating cash flows or working capital of the Company.

In addition, as discussed in Note 4, on September 30, 2005, the Company completed the sale to International Business Machines (“IBM”) of its IBM i/p Series RAID component business (“IBM i/p Series RAID Business”) and on September 29, 2005 the Company’s Board of Directors approved management’s recommendation to divest its systems business. Both of these businesses have been accounted for as discontinued operations. Accordingly, the Company has reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect the IBM i/p Series RAID Business and the systems business as discontinued operations. In the third quarter of fiscal 2006, in conjunction with the renegotiation of a customer supply contract, the Company decided to retain a product line that was previously classified within discontinued systems business. Accordingly, the Company has reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of continuing operations.

Unless otherwise indicated and other than balance sheet amounts as of March 31, 2005, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company’s continuing operations.

The glossary of key acronyms used in the Company’s industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 20.

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

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. The Company intends to use the modified prospective method, which will result in a significant increase to expenses on the Company’s consolidated financial statements beginning April 1, 2006. The Company cannot currently quantify the impact of the adoption of SFAS No. 123(R) and SAB 107 as it will depend on the amount of share-based payments that the Company grants in the future as well as other variables that affect the fair market value estimates which cannot be forecasted at this time. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 3 may not be representative of the impact of adopting this statement.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee and director stock option plans, including shares issued under the Company’s ESPP, collectively called “options,” for all periods presented:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(3,261)	$22,489	$(145,040)	$14,436
Add: Deferred stock-based compensation expense included in reported net income (loss)	223	775	1,526	2,453
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(3,740)	(3,837)	(10,120)	(9,923)
Pro forma net income (loss)	$(6,778)	$19,427	$(153,634)	$6,966
Basic net income (loss) per share:
As reported	$(0.03)	$0.20	$(1.28)	$0.13
Pro forma	$(0.06)	$0.17	$(1.36)	$0.06
Diluted net income (loss) per share:
As reported	$(0.03)	$0.17	$(1.28)	$0.12
Pro forma	$(0.06)	$0.15	$(1.36)	$0.06

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

The fair value of options granted in the third quarter and first nine months of fiscal 2006 and 2005, as reported were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Employee Stock Option Plans:
Expected life (in years)	4.3	2.0	2.5	2.3
Risk-free interest rates	4.4%	3.1%	4.1%	3.0%
Expected volatility	52%	39%	38%	44%
Dividend yield	—	—	—	—
ESPP:
Expected life (in years)	1.3	1.4	1.1	1.4
Risk-free interest rates	3.9%	2.1%	3.8%	2.1%
Expected volatility	40%	50%	39%	50%
Dividend yield	—	—	—	—

4. Discontinued Operations

IBM i/p Series RAID Business:

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company’s net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay royalties to the Company for the sale of its board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In the third quarter of fiscal 2006, the Company received royalties of $3.5 million, which the Company recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

Net revenues and the components of income (loss) related to these discontinued operations, which were previously included in the Company’s DPS segment, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands)
Net revenues	$237	$9,870	$20,046	$15,056
Income (loss) from discontinued operations before income taxes	424	(3,341)	(14,239)	(8,945)
Provision for (benefit from) income taxes	282	(11,714)	(360)	(903)
Income (loss) from discontinued operations, net of taxes	$142	$8,373	$(13,879)	$(8,042)

The components of net assets, at the time of the sale of the IBM i/p Series RAID Business, were as follows:

September 30, 2005
(in thousands)
Inventories	$838
Prepaid expenses	11,139
Property and equipment, net	3,326
Other intangibles, net	10,958
Other long-term assets	24,507
Accrued liabilities	(10,051)
Other long-term liabilities	(10,625)
Net assets of discontinued operations	$30,092

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

In the third quarter of fiscal 2006, in conjunction with the renegotiation of a customer supply contract, the Company decided to retain a product line that was previously classified within discontinued systems business. Accordingly, the Company has reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of continuing operations.

Net revenues and the components of net loss related to the discontinued operations, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands)
Net revenues	$18,958	$23,205	$53,704	$56,395
Loss from discontinued operations before provision for income taxes	(3,501)	(2,729)	(16,651)	(10,510)
Provision for (benefit from) income taxes	790	120	515	(1,460)
Loss from discontinued operations, net of taxes	$(4,291)	$(2,849)	$(17,166)	$(9,050)

The components of net assets related to the discontinued operations were as follows:

December 31, 2005
(in thousands)
Inventories	$4,522
Prepaid expenses	75
Current assets of discontinued operations	4,597
Property and equipment, net	1,145
Other intangibles, net	24,730
Other long-term assets	9
Total assets of discontinued operations	30,481
Accrued liabilities	(5,336)
Current liabilities of discontinued operations	(5,336)
Net assets of discontinued operations	$25,145

Accounts receivable related to the systems business were not included in discontinued operations as the Company intends to retain these assets.

5. Balance Sheet Details

Inventories:

	December 31, 2005	March 31, 2005
	(in thousands)
Raw materials	$10,775	$15,914
Work-in-process	6,334	7,435
Finished goods	5,332	36,855
Total	$22,441	$60,204

Accrued Liabilities:

	December 31, 2005	March 31, 2005
	(in thousands)
Tax related	$46,632	$57,538
Acquisition related	3,604	6,748
Accrued compensation and related taxes	19,676	18,304
IBM distribution agreement	—	11,575
Other	16,155	21,842
Total	$86,067	$116,007

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2006 was as follows:

	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2005	$48,783	$42,703	$91,486
Goodwill adjustments	(166)	(718)	(884)
Goodwill impairment	(48,617)	(41,985)	(90,602)
Balance at December 31, 2005	$—	$—	$—

In the first quarter of fiscal 2006, adjustments were made to goodwill for changes to the acquisition-related restructuring reserves and other purchase price adjustments for the IBM i/p Series RAID business and Snap Appliance. As a result of the segment reorganization, discussed in Note 15, an assessment of the recoverability of goodwill was performed. Impairment of goodwill is tested at the Company’s operating segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company’s review process uses the income, or discounted cash flows, approach and the market approach. In performing its analysis, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the operating segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, the Company wrote-off its entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. Factors that led to this conclusion were industry technology changes such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led the Company to sell the IBM i/p Series RAID Business and the proposed sale of the systems business; continued losses associated with sales of systems to IBM; and general market conditions.

Other Intangible Assets:

	December 31, 2005		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$39,578	$(27,861)	$74,009	$(26,265)
Supply agreement	—	—	7,600	(1,140)
Customer relationships	1,047	(708)	1,290	(631)
Trade names	674	(577)	10,930	(1,523)
Foundry agreement	—	—	600	(90)
Subtotal	41,299	(29,146)	94,429	(29,649)
Intellectual property assets and warrants	41,623	(32,037)	41,942	(27,265)
Total	$82,922	$(61,183)	$136,371	$(56,914)

Amortization of other intangible assets was $3.3 million and $4.1 million in the third quarter of fiscal 2006 and 2005, respectively. Amortization of other intangible assets was $10.5 million and $12.5 million in the first nine months of fiscal 2006 and 2005, respectively.

The annual amortization expense of the other intangible assets that existed as of December 31, 2005 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related Intangible Assets	Intellectual Property Assets
	(in thousands)
Fiscal Years:
2006 (remaining three months)	$1,688	$1,579
2007	5,726	6,316
2008	2,534	1,691
2009	2,205	—
2010 and thereafter	—	—
Total	$12,153	$9,586

7. Interest and Other Income

The components of interest and other income for the third quarter and first nine months of fiscal 2006 and 2005, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands)
Interest income	$4,450	$2,833	$11,993	$8,593
Payment of license fee with NSE	—	(442)	—	(1,692)
Loss on redemption of debt	—	—	(102)	—
Foreign currency transaction gains (losses)	(241)	461	(621)	800
Other	270	245	1,340	898
Total	$4,479	$3,097	$12,610	$8,599

In the first nine months of fiscal 2006, the Company repurchased $23.2 million in aggregate principal amount of its 3% Convertible Subordinated Notes (“3% Notes”) on the open market for an aggregate price of $23.1 million, resulting in an immaterial loss. The loss on extinguishment of debt has been included in “Interest and other income” in the Company’s Unaudited Condensed Consolidated Statement of Operations. Subsequent to the third quarter of fiscal 2006, the Company repurchased $1.4 million of the 3% Notes on the open market for $1.3 million, resulting in an immaterial gain. The gain on extinguishment of debt will be included in “Interest and other income” in the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal 2006.

In June 2004, the Company, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, “NSE”) entered into a license and release agreement, pursuant to which the Company paid NSE $1.3 million as a one-time, fully paid-up license payment fee to settle NSE’s claims that some of the Company’s products infringed certain patents. The license and release agreement expressly excluded any sales of products made by Eurologic prior to the Company’s April 2003 acquisition of Eurologic. In November 2004, the Company exercised its option to secure a license and release with respect to such Eurologic sales by payment to NSE of a royalty fee of $0.4 million. The Company has filed a claim against the Eurologic acquisition Holdback for the $0.4 million royalty it paid with respect to Eurologic’s pre-acquisition sales. The Eurologic shareholders are disputing the Company’s right to withhold the $0.4 million from the Holdback. See Note 13 for further discussion of the Eurologic Holdback.

8. Restructuring Charges

In the third quarter of fiscal 2006, management approved and initiated a plan to restructure the operations of the Company by simplifying its infrastructure. The third quarter of fiscal 2006 restructuring plan eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations and vacated redundant facilities in order to reduce the combined cost structure of the Company. This resulted in a restructuring charge of $2.4 million for the third quarter of fiscal 2006.

The Company recorded provision adjustments of $0.2 million and $0.7 million in the third quarter of fiscal 2006 and first nine months of fiscal 2006, respectively, related to severance and benefits as actual costs were lower than anticipated and additional lease costs related to the estimated loss on facilities that the Company subleased. The provision adjustments also include additional lease costs related to the estimated loss on facilities that the Company subleased in connection with Snap Appliance acquisition (Note 18). These provision adjustments pertained to the restructuring plans that the Company implemented in each quarter of fiscal 2005, and restructuring plans that it implemented in fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001. The fiscal 2004 restructuring plan was completed in the first quarter of fiscal 2006. The third quarter of fiscal 2005 restructuring plan and fourth quarter of fiscal 2005 restructuring plan were completed in the third quarter of fiscal 2006. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2006, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments, but are managed at the corporate level.

The activity in the accrued restructuring reserves related to all of the plans was as follows for the first nine months of fiscal 2006:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2005	$896	$1,627	$2,523
Q3’06 Restructuring Plan	1,738	695	2,433
Provision adjustments	(288)	716	428
Cash paid	(1,886)	(1,037)	(2,923)
Reserve balance at December 31, 2005	$460	$2,001	$2,461

The Company anticipates that the remaining restructuring reserve balance of $2.5 million will be substantially paid out by the first quarter of fiscal 2009, primarily attributable to longer term lease obligations.  The remaining restructuring reserve balance is reflected both in “Accrued liabilities” and “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheet.

9. Other Charges (Gains)

In January 2006, the Company entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI has assumed manufacturing operations of Adaptec products. In addition, the Company sold certain manufacturing assets, buildings and improvements and inventory located in Singapore to Sanmina-SCI. In connection with this agreement, the Company recorded a loss on disposal of assets of $1.5 million that was recorded in the third quarter of fiscal 2006 in “Other charges (gains)” on the Unaudited Condensed Consolidated Statements of Operations. Please refer to Note 17 for further details.

In October 2004, the Company completed the sale of certain properties in Milpitas, California that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $9.6 million, which exceeded the Company’s final revised fair value of $6.8 million. As a result, a gain on the sale of the properties of $2.8 million was recorded in the third quarter of fiscal 2005 as a credit to “Other charges (gains)” in the Unaudited Condensed Consolidated Statements of Operations.

10. Net Income (Loss) Per Share

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

	Three-Month Period Ended
	Continuing Operations		Discontinued Operations		Net Income (Loss)
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands, except per share amounts)
Numerators:
Income (loss)	$(2,614)	$16,965	$(647)	$5,524	$(3,261)	$22,489
Adjustment for interest expense on ¾% Notes, net of taxes	—	454	—	—	—	454
Adjustment for interest expense on 3% Notes, net of taxes	—	196	—	—	—	196
Adjusted income (loss)	$(2,614)	$17,615	$(647)	$5,524	$(3,261)	$23,139
Denominators:
Weighted average shares outstanding—basic	113,531	111,136	113,531	111,136	113,531	111,136
Effect of dilutive securities:
Employee stock options and other	—	1,859	—	1,859	—	1,859
¾% Notes	—	19,224	—	19,224	—	19,224
3% Notes	—	2,298	—	2,298	—	2,298
Weighted average shares and potentially dilutive common shares outstanding—diluted	113,531	134,517	113,531	134,517	113,531	134,517
Income (loss) per share:
Basic	$(0.02)	$0.15	$(0.01)	$0.05	$(0.03)	$0.20
Diluted	$(0.02)	$0.13	$(0.01)	$0.04	$(0.03)	$0.17

	Nine-Month Period Ended
	Continuing Operations		Discontinued Operations		Net Income (Loss)
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands, except per share amounts)
Numerators:
Income (loss)	$(110,521)	$31,528	$(34,519)	$(17,092)	$(145,040)	$14,436
Adjustment for interest expense on ¾% Notes, net of taxes	—	1,371	—	—	—	1,371
Adjustment for interest expense on 3% Notes, net of taxes	—	—	—	—	—	—
Adjusted income (loss)	$(110,521)	$32,899	$(34,519)	$(17,092)	$(145,040)	$15,807
Denominators:
Weighted average shares outstanding—basic	112, 980	110,429	112,980	110,429	112,980	110,429
Effect of dilutive securities:
Employee stock options and other	—	1,954	—	1,954	—	1,954
¾% Notes	—	19,224	—	19,224	—	19,224
3% Notes	—	—	—	—	—	—
Weighted average shares and potentially dilutive common shares outstanding—diluted	112,980	131,607	112,980	131,607	112,980	131,607
Income (loss) per share:
Basic	$(0.98)	$0.29	$(0.31)	$(0.15)	$(1.28)	$0.13
Diluted	$(0.98)	$0.25	$(0.31)	$(0.13)	$(1.28)	$0.12

Diluted loss per share from continuing operations, discontinued operations and net loss for the third quarter and first nine months of fiscal 2006 was based only on the weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for the third quarter and first nine months of fiscal 2005 because their inclusion would have been anti-dilutive. The items excluded for the third quarters and first nine months of fiscal 2006 and 2005 from continuing operations, discontinued operations and net income (loss) were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands)
Outstanding employee stock options	23,549	13,971	22,939	14,478
Warrants(1)	19,874	19,624	19,874	19,624
¾% Notes	19,224	—	19,224	—
3% Notes	783	—	1,030	2,298

(1)          In connection with the issuance of its ¾% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the ¾% Notes. For further discussion on this derivative financial instrument, please refer to Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

11. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), which consisted of net loss and the changes in net unrealized gains (losses) on marketable securities, net of taxes, and foreign currency translation adjustments, net of taxes, were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands)
Net income (loss)	$(3,261)	$22,489	$(145,040)	$14,436
Net unrealized losses on marketable securities, net of taxes	(739)	(921)	(1,549)	(3,955)
Foreign currency translation adjustment, net of taxes	(286)	1,089	(1,248)	1,036
Comprehensive income (loss)	$(4,286)	$22,657	$(147,837)	$11,517

The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	December 31, 2005	March 31, 2005
	(in thousands)
Unrealized losses on marketable securities	$(2,095)	$(546)
Foreign currency translation, net of tax of $3 at December 31, 2005 and $834 at March 31, 2005	4	1,252
Total	$(2,091)	$706

12. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax. The estimated annual tax for fiscal 2006 primarily consists of foreign taxes related to the Company’s foreign subsidiaries and interest accrued on prior years’ tax disputes. The Company currently has a full valuation allowance on its net U.S. deferred tax assets. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company’s tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for the third quarter and the first nine months of fiscal 2005 also differed from the combined United States Federal and state statutory income tax rate of 40% due to tax benefits of $21.9 million and $31.9 million respectively from discrete events relating to the method and amount of settled controversies. As a result of the settlements, $21.9 million previously recorded as a tax provision was reversed during the third quarter of fiscal 2005. In addition, $4.1 million previously recorded as a tax provision was reclassified as a reduction to additional paid-in capital, $1.8 million previously recorded as a tax provision has been reversed, and a $4.0 million tax benefit associated with a refund claim has been recognized during the second quarter of fiscal 2005.

13. Commitments and Contingencies

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

14. Guarantees

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first nine months of fiscal 2006 and 2005.

A reconciliation of the changes to the Company’s warranty accrual for the first nine months of fiscal 2006 and 2005 was as follows:

	Nine-Month Period Ended
	December 31, 2005	December 31, 2004
	(in thousands)
Balance at beginning of period	$2,084	$1,598
Warranties assumed	—	2,562
Warranties provided	3,958	3,932
Actual costs incurred	(4,053)	(4,188)
Warranties classified as current liabilities of discontinued operations (Note 4)	(359)	—
Balance at end of period	$1,630	$3,904

15. Segment Reporting

In the second quarter of fiscal 2006, the Company reorganized its internal organization structure related to its OEM and Channel segments. Where previously the Company’s former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level.

Following the reorganization, the Company operated in two reportable segments: DPS and DSG. A description of the types of customers or products and services provided by each reportable segment is as follows:

•       DPS provides storage products and currently sells all of its storage technologies in various form factors, such as board-level products, ASICs, RAID enclosures and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, VARs and end users through its network of distribution and reseller customers.

•       DSG provides high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. The Company sells these products to retailers, OEMs and distributors.

The unallocated corporate income and expenses, which are in the “Other” category, include amortization of acquisition-related intangible assets, restructuring charges, goodwill impairment, other charges (gains), interest and other income, interest expense, all administrative expenses and certain research and development, selling and marketing expenses.

Summarized financial information on the Company’s reportable segments, under the new organizational structure, is shown in the following table. The segment financial data for the third quarter of fiscal 2005 and first nine months of fiscal 2005 and fiscal 2006 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the third quarters and first nine months of fiscal 2006 and 2005:

	DPS	DSG	Other	Consolidated
	(in thousands)
Three-Month Period Ended December 31, 2005:
Net revenues	$69,130	$8,701	$—	$77,831
Segment income (loss)	16,778	(403)	(19,571)	(3,196)
Three-Month Period Ended December 31, 2004:
Net revenues	$84,888	$8,585	$—	$93,473
Segment income (loss)	16,034	(402)	(20,455)	(4,823)
Nine-Month Period Ended December 31, 2005:
Net revenues	$208,114	$28,617	$—	$236,731
Segment income (loss)	42,794	(1,875)	(148,234)	(107,315)
Nine-Month Period Ended December 31, 2004:
Net revenues	$263,756	$28,543	$—	$292,299
Segment income (loss)	62,917	5,558	(68,410)	65

The following table presents the details of unallocated corporate income and expenses for the third quarters and first nine months of fiscal 2006 and 2005:

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(in thousands)
Unallocated corporate expenses, net	$(19,233)	$(22,996)	$(63,067)	$(71,439)
Restructuring charges	(2,587)	(2,228)	(3,105)	(4,975)
Other charges (gains)	(1,472)	2,755	(1,472)	2,755
Goodwill impairment	—	—	(90,602)	—
Interest and other income	4,479	3,097	12,610	8,599
Interest expense	(758)	(1,083)	(2,598)	(3,350)
Total	$(19,571)	$(20,455)	$(148,234)	$(68,410)

16. Supplemental Disclosure of Cash Flows

	Nine-Month Period Ended
	December 31, 2005	December 31, 2004
	(in thousands)
Non-cash investing and financial activities:
Deferred stock-based compensation	$—	$7,060
Adjustment for deferred stock-based compensation	430	116
Unrealized loss on available-for-sale securities	(1,549)	(3,955)
Restricted stock	—	118

17. Assets Held for Sale

The Company entered into on December 23, 2005 and subsequently closed on January 9, 2006 a three-year contract manufacturing agreement with Sanmina—SCI whereby Sanmina—SCI has assumed manufacturing operations of Adaptec products. In addition, the Company sold certain manufacturing assets , buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina—SCI for the Company’s net book value of approximately $27.0 million, subject to final closing adjustments for $25.5 million (net of closing costs of $0.5 million) resulting in a loss on disposal of assets of $1.5 million that was recorded in the third quarter of fiscal 2006 in “Other charges (gains)” on the Unaudited Condensed Consolidated Statements of Operations. Those assets have been reclassified to “Assets held for sale” on the Unaudited Condensed Consolidated Balance Sheets.

18. Business Acquisitions

The acquisitions described below were previously accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses were included in the Company’s financial statements as of the respective effective dates of the acquisitions. However, as a result of the sale of the IBM i/p Series RAID Business and the Company’s plan to divest its systems business, the assets expected to be sold have been reclassified as Assets and Liabilities of Discontinued Operations on the Unaudited Condensed Consolidated Balance Sheet at December 31, 2005 and the related operations have been reclassified to “Income (loss) from discontinued operations, net of taxes” on the Unaudited Condensed Consolidated Statements of Operations, as discussed in Note 4.

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

Acquisition-Related Restructuring:

During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. The Company recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and adjustments were recorded in each subsequent quarter through the first quarter of fiscal 2006 totaling $0.7 million. Any further changes to the Company’s finalized plan will be accounted for under SFAS No. 146 and will be recorded in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional lease costs related to the estimated loss of facilities that the Company subleased, which was recorded in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations (Note 8). As of December 31, 2005, the Company had utilized $4.2 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.7 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for the first nine months of fiscal 2006:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Snap Appliance Acquisition-Related Restructuring Plan:
Reserve balance at March 31, 2005	$155	$2,901	$3,056
Adjustments	(49)	244	195
Cash paid	(60)	(538)	(598)
Reserve balance at December 31, 2005	$46	$2,607	$2,653

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

Pro forma financial information for the first nine months of fiscal 2005 has not been disclosed as the acquisitions of the IBM i/p Series RAID business and Snap Appliance were included as part of discontinued operations.

19. Subsequent Events

On January 31, 2006, the Company and one of its wholly owned subsidiaries signed a definitive agreement with Sanmina—SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. (the”Definitive Agreement”), for the sale of the Company’s OEM block-based systems business for $14.6 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over the next three years. Sanmina intends to operate the Company’s OEM block-based business within Sanmina-SCI’s ODM subsidiary, Newisys.

Under the terms of the Definitive Agreement, Sanmina-SCI USA will assume most OEM contracts for its block-based systems customers. The sale of the OEM block-based systems business, in terms of future expected revenues, represents approximately half of the planned divestiture of the systems business that was included in discontinued operations as of December 31, 2005. In return, Sanmina-SCI USA will supply the Company with block-based system products for the continued sale through the channel. This arrangement will cease upon identifying a buyer for the remainder of the Company’s systems business, which represents block- and file-based systems, including Snap-branded solutions. At that time, the new buyer would assume the supply agreement and channel distribution of all products of the systems business.

The Company expects to record a gain of approximately $13.0 million, subject to final closing adjustments, on the sale of the OEM block-based systems business in the fourth quarter of fiscal 2006, which will be recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

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

•       SFAS No. 148: Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

•       SFAS No. 151: Inventory Costs—an amendment of ARB No. 43, Chapter 4

•       SFAS No. 154: Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our intention to divest our systems business, revenues from our SCSI-based desktop products and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Our critical accounting policies have not changed from our fiscal year ended March 31, 2005. For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

As discussed below, on September 30, 2005, we completed the sale to International Business Machines, or IBM, of our IBM i/p Series RAID component business, or IBM i/p Series RAID Business, and on September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business. Both of these businesses have been accounted for as discontinued operations. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect the IBM i/p Series RAID Business and systems business as discontinued operations. In the third quarter of fiscal 2006, in conjunction with the renegotiation of a customer supply contract, we decided to retain a product line that was previously classified within discontinued systems business. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of continuing operations.

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

This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. To date, we have implemented the following steps:

•       On January 31, 2006, we and one of its wholly owned subsidiaries signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., or the Definitive Agreement, for the sale of our OEM block-based systems business for $14.6 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over the next three years. Sanmina intends to operate our OEM block-based business within Sanmina-SCI’s ODM subsidiary, Newisys. We expect to record a gain of approximately $13.0 million, subject to final closing adjustments, on the sale of the OEM block-based systems business in the fourth quarter of fiscal 2006.

•       We entered into on December 23, 2005 and subsequently closed on January 9, 2006 a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI has assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for our net book value of approximately $27.0 million, subject to final closing adjustments for $25.5 million (net of closing costs of $0.5 million) resulting in a loss on disposal of assets of $1.5 million that  was recorded in the third quarter of fiscal 2006 in “Other charges (gains)” on the Unaudited Condensed Consolidated Statements of Operations. Those assets have been reclassified to “Assets held for sale” on the Unaudited Condensed Consolidated Balance Sheets.

•       On September 30, 2005, we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In the third quarter of fiscal 2006, we received royalties of $3.5 million, which we recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

•       On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. In connection with this action, we have classified the systems business as a discontinued operation in the financial statements. We expect to receive proceeds, less cost to sell, in excess of our carrying value. In the third quarter of fiscal 2006, in conjunction with the renegotiation of a customer supply contract, we decided to retain a product line that was previously classified within discontinued systems business. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of continuing operations.

•       We reorganized our internal organization structure related to our OEM and Channel segments in the second quarter of fiscal 2006. Where previously our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. Our reportable segments currently are DPS and DSG. As a result of the segment reorganization, an assessment of the recoverability of goodwill was performed and we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. All prior periods have been restated to reflect our new segments.

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

•       Loss of customers;

•       Loss of employees;

•       Increased dependency on suppliers;

•       Supply issues;

•       Reduced revenue base;

•       Impairment of our assets;

•       Increased operating costs; and

•       Material restructuring charges.

Our future revenue growth remains largely dependent on the success of our  data protection solutions, new OEM design wins and our products addressing new technologies (i.e., Serial Attached SCSI, SATA and iSCSI).

In the third quarter of fiscal 2006, our revenues decreased 17% as compared to the third quarter of fiscal 2005 primarily reflecting a decline in sales volumes and the average selling prices of our parallel SCSI products, which was partially offset by sales of our serial products primarily sold to OEMs and one-time benefits associated with the renegotiation of a customer supply contract related to our systems products. The improvement in gross margin in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to decreased component costs and one-time benefits associated with the renegotiation of a customer supply contract related to our systems products, which was partially offset by changes in our product mix, which led to lower average margins. Operating expenses decreased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, primarily as a result of reduced headcount related to the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005 and decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005 and the third quarter of fiscal 2006.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended(1)		Nine-Month Period Ended(2)
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net revenues	100%	100%	100%	100%
Cost of revenues	63	64	66	56
Gross margin	37	36	34	44
Operating expenses:
Research and development	19	23	20	23
Selling, marketing and administrative	20	19	21	19
Amortization of acquisition-related intangible assets	2	2	2	3
Restructuring charges	3	2	1	2
Goodwill impairment	—	—	38	—
Other charges (gains)	2	(3)	1	(1)
Total operating expenses	46	43	83	46
Loss from continuing operations	(9)	(7)	(49)	(2)
Interest and other income	6	3	5	3
Interest expense	(1)	(1)	(1)	(1)
Income (loss) from continuing operations before income taxes	(4)	(5)	(45)	0
Provision for (benefit from) income taxes	(1)	(23)	2	(11)
Income (loss) from continuing operations	(3)	18	(47)	11
Discontinued operations, net of taxes (Note 4)
Income (loss) from discontinued operations, net of taxes	(5)	6	(13)	(6)
Income (loss) from disposal of discontinued operations, net of taxes	4	—	(1)	—
Income (loss) from discontinued operations	(1)	6	(14)	(6)
Net income (loss)	(4)%	24%	(61)%	5%

(1)          In the third quarter of fiscal 2006, we implemented a restructuring plan (Note 8) and recorded a loss on disposal of assets of $1.5 million (Note 17). In the third quarter of fiscal 2005, we implemented a restructuring plan, recorded a gain of $2.8 million on the sale of certain properties (Note 9), made a payment of $0.4 million to Nevada SCSI Enterprises, Inc., or NSE, in the form of a license fee (Note 7) and received a tax benefit from the settlements of disputes with the IRS. These transactions affect the comparability of this data.

(2)          In the first nine months of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million (Note 6), implemented a restructuring plan in the third quarter of fiscal 2006 (Note 8) and recorded a loss on disposal of assets of $1.5 million (Note 17). In the first nine months of fiscal 2005, we recorded a gain of $2.8 million on the sale of certain properties (Note 9), made a payment of $1.7 million to NSE in the form of a license fee (Note 7) and implemented restructuring plans in the first, second and third quarters of fiscal 2005. These transactions affect the comparability of this data.

Net Revenues.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
DPS	$69.1	$84.9	(19)%	$208.1	$263.7	(21)%
DSG	8.7	8.6	1%	28.6	28.6	0%
Total Net Revenues	77.8	93.5	(17)%	236.7	292.3	(19)%

Net revenues from our DPS segment decreased by $15.8 million and $55.6 million in the third quarter and first nine months of fiscal 2006, respectively, as compared to the corresponding periods of fiscal 2005, reflecting a decline in sales volumes and average selling prices of our parallel SCSI products, which was partially offset by sales of our serial products primarily to OEMs and one-time benefits associated with the renegotiation of a customer supply contract related to our systems products. The decline in sales volumes of our SCSI products was primarily attributable to the transition from our Ultra 160 products to Ultra 320 products in which we have a lower market share, a shift to lower cost SATA solutions in which we have a lower market share and motherboards that contain built-in SCSI I/O functionality, thus reducing our average selling price.

Net revenues from our DSG segment increased by $0.1 million in the third quarter compared to the third quarter of fiscal 2005 as a result of increased sales of our digital media products and sales of storage products that were introduced in the fourth quarter of fiscal 2005, partially offset by the decline in sales volumes of our SCSI-based desktop computer products. We expect revenues from our SCSI-based desktop computer products to continue to decline as OEMs are incorporating other connectivity technologies directly into their products. Net revenues from our DSG segment remained relatively flat in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.

	Three-Month Period Ended		Nine-Month Period Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Geographical Revenues:
North America	37%	26%	36%	34%
Europe	31%	39%	31%	33%
Pacific Rim	32%	35%	33%	33%
Total Geographical Revenues	100%	100%	100%	100%

Our North America revenues increased as a percentage of our total gross revenues in the third quarter and first nine months of fiscal 2006 as compared to the corresponding periods of fiscal 2005 primarily as a result of one-time benefits associated with the renegotiation of a customer supply contract related to our systems products and increased sales related to a North America OEM, partially offset by a decline in channel sales in North America. Included in European revenues for the third quarter and first nine months of fiscal 2006 was $1.0 million and $11.7 million, respectively, of a last time buy customer order.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. IBM and Dell accounted for 34% and 17% of our total net revenues, respectively, in the third quarter of fiscal 2006. IBM and Dell accounted for 38% and 14% of our total net revenues, respectively, in the third quarter of fiscal 2005. IBM and Dell accounted for 30% and 16% of our total net revenues, respectively, in the first nine months of fiscal 2006. IBM, Dell and Synnex accounted for 26%, 14% and 11% of our total net revenues, respectively, in the first nine months of fiscal 2005.

Gross Margin.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Gross Profit	$29.0	$33.9	(15)%	$80.3	$127.4	(37)%
Gross Margin	37%	36%		34%	44%

The improvement in gross margin in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to decreased component costs and one-time benefits associated with the renegotiation of a customer supply contract related to our systems products, which was partially offset by changes in our product mix, which led to lower average margins.

The decline in gross margin in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to changes in our product and customer mix, which led to lower average margins, fixed costs associated with our manufacturing facilities that were distributed over lower revenue levels and an excess inventory adjustment of $1.9 million recorded in the first nine months of fiscal 2006 related to the transition of our products to comply with the European Union Restriction on Use of Hazardous Substances Directive, or RoHS  Directive. This was partially offset by decreased component costs and one-time benefits associated with the renegotiation of a customer supply contract related to our systems products. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue.

Research and Development Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Research and Development	$14.4	$21.3	(32)%	$47.3	$68.2	(31)%

The decrease in research and development expense in the third quarter and first nine months of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was primarily a result of reduced headcount achieved as a result of the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005, decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005 and decreased deferred compensation charges of $0.3 million and $1.7 million in the third quarter and first nine months of fiscal 2006, respectively compared to the corresponding periods of fiscal 2005. Deferred compensation charges represented the vesting of assumed stock options in connection with our acquisition of Platys Communications, Inc., or Platys, in August 2001. Deferred compensation charges associated with the Platys acquisition ceased in the first quarter of fiscal 2006.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31 2004	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$15.7	$17.8	(12)%	$49.7	$55.0	(10)%

The decrease in selling, marketing and administrative expense in the third quarter and first nine months of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was primarily a result of decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2005 and the third quarter of fiscal 2006. This was partially offset by compensation of $1.2 million recorded in the first quarter of fiscal 2006 related to retirement costs of our former Chief Executive Officer.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$1.7	$2.2	(23)%	$5.5	$7.1	(23)%

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

The decrease in amortization of acquisition-related intangible assets in the third quarter and first nine months of fiscal 2006 compared to the corresponding periods of fiscal 2005 was due to intangible assets that became fully amortized in August 2005 associated with our Platys acquisition and certain intangible assets that became fully amortized in fiscal 2005 associated with our acquisition of Eurologic Systems Group Limited in April 2003.

Restructuring Charges.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$2.6	$2.2	16%	$3.1	$5.0	(38)%

In the third quarter of fiscal 2006, management approved and initiated a plan to restructure our operations by simplifying our infrastructure. The third quarter of fiscal 2006 restructuring plan eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations and vacated redundant facilities in order to reduce our combined cost structure. This resulted in a restructuring charge of $2.4 million for the third quarter of fiscal 2006.

As a result of our third quarter of fiscal 2006 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $3 million, of which 24%, 34% and 42% will be reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively.

We recorded provision adjustments of $0.2 million and $0.7 million in the third quarter of fiscal 2006 and first nine months of fiscal 2006, respectively, related to severance and benefits as actual costs were lower than anticipated and additional lease costs related to the estimated loss on facilities that we subleased. The provision adjustments also include additional lease costs related to the estimated loss on facilities that we subleased in connection with the Snap Appliance acquisition (Note 18). These provision adjustments pertained to restructuring plans that we implemented in each quarter of fiscal 2005, and restructuring plans that we implemented in fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001. The fiscal 2004 restructuring plan was completed in the first quarter of fiscal 2006. The third quarter of fiscal 2005 restructuring plan and fourth quarter of fiscal 2005 restructuring plan were completed in the third quarter of fiscal 2006. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2006, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments, but are managed at the corporate level.

In conjunction with the agreements entered into with Sanmina—SCI on December 23, 2005 related to the transaction that subsequently closed on January 9, 2006, management approved and initiated a plan to restructure our work force in our Singapore operations. To the extent that the employees are not be hired by Sanmina—SCI, the employees will be terminated by us over approximately the next two quarters. We estimate that we will incur future severance costs in the range of $5 million and $6 million.

Goodwill Impairment.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Goodwill Impairment	$—	$—	—	$90.6	$—	100%

Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. As a result of the segment reorganization discussed above and in Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements, an assessment of the recoverability of goodwill was performed. Impairment of goodwill is tested at our operating segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income, or discounted cash flows, approach and the market approach. In performing our analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the operating segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of 2006. Factors that led to this conclusion were industry technology changes such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led us to sell the IBM i/p Series RAID Business and the proposed sale of the systems business; continued losses associated with sales of systems to IBM; and general market conditions.

Other Charges (Gains).

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Other Charges (Gains)	$1.5	$(2.8)	(153)%	$1.5	$(2.8)	(153)%

We entered into on December 23, 2005 and subsequently closed on January 9, 2006 a three-year contract manufacturing agreement with Sanmina—SCI whereby Sanmina—SCI has assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina—SCI for our net book value of approximately $27.0 million, subject to final closing adjustments for $25.5 million (net of closing costs of $0.5 million) resulting in a loss on disposal of assets of $1.5 million that was recorded in the third quarter of fiscal 2006 in “Other charges (gains)” on the Unaudited Condensed Consolidated Statements of Operations. Those assets have been reclassified to “Assets held for sale” on the Unaudited Condensed Consolidated Balance Sheets.

In October 2004, we completed the sale of certain properties in Milpitas, California that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $9.6 million, which exceeded our final revised fair value of $6.8 million. As a result, a gain on the sale of the properties of $2.8 million was recorded in the third quarter of fiscal 2005 as a credit to “Other charges (gains)” in the Unaudited Condensed Consolidated Statements of Operations.

Interest and Other Income.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$4.5	$2.8	57%	$12.0	$8.6	40%
Payment of license fee with NSE	—	(0.4)	100%	—	(1.7)	100%
Loss on redemption of debt	—	—	—	(0.1)	—	(100)%
Other	0.0	0.7	(96)%	0.7	1.7	(58)%
Total Interest and Other Income	4.5	3.1	45%	12.6	8.6	47%

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities, sublease income received from third parties and loss from the repurchase of our 3% Convertible Subordianted Notes, or 3% Notes.

The increase in interest and other income in the third quarter and first nine months of fiscal 2006 as compared to the corresponding periods of fiscal 2005 was primarily due to higher interest rates earned on our cash, cash equivalents and marketable securities in the first nine months of fiscal 2006 and a one-time fully paid-up license payment fee of $1.7 million to NSE, which was recorded in the first nine months of fiscal 2005, primarily for historical products that incorporated certain technology. This was partially offset by foreign currency fluctuations primarily related to the Euro and a loss of $0.1 million on the repurchase of our 3% Notes for the first nine months of fiscal 2006. For further discussion on the settlement with NSE and gain on the sale of the property, please refer to Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Interest Expense	$(0.8)	$(1.1)	(30)%	$(2.6)	$(3.4)	(22)%

Interest expense is primarily associated with our ¾% Convertible Senior Subordinated Notes, or ¾% Notes, and 3% Notes issued in December 2003 and March 2002, respectively. The decrease in interest expense for the third quarter and first nine months of fiscal 2006 compared to the corresponding periods of fiscal 2005 was primarily due to the reduction in the outstanding balances of the 3% Notes, as we repurchased $23.2 million in aggregate principal amount of our 3% Notes during the first nine months of fiscal 2006.

Income Taxes.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Provision for (Benefit from) Income Taxes	$(0.6)	$(21.8)	(97)%	$3.2	$(31.5)	(110)%

Income tax provisions for interim periods are based on our estimated annual effective income tax. The estimated annual tax for fiscal 2006 primarily consists of foreign taxes related to our foreign subsidiaries and interest accrued on prior years’ tax disputes. We currently have a full valuation allowance on our net U.S. deferred tax assets. We are engaged in ongoing negotiations with the IRS with regard to various tax disputes that may result in settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued. The tax rate for the third quarter and first nine months of fiscal 2005 differed from the combined United States Federal and state statutory income tax rate of 40% primarily due to certain acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. The tax rate for the third quarter and the first nine months of fiscal 2005 also differed from the combined United States Federal and state statutory income tax rate of 40% due to tax benefits of $21.9 million and $31.9 million respectively from discrete events relating to the method and amount of settled controversies. As a result of the settlements, $21.9 million previously recorded as a tax provision was reversed during the third quarter of fiscal 2005. In addition, $4.1 million previously recorded as a tax provision was reclassified as a reduction to additional paid-in capital, $1.8 million previously recorded as a tax provision has been reversed, and a $4.0 million tax benefit associated with a refund claim has been recognized during the second quarter of fiscal 2005.

Historically our effective tax rate was benefited by a Singapore tax holiday relating to certain of our products. The contract manufacturing agreement entered into with Sanmina-SCI could jeopardize this holiday which may cause our effective tax rate to increase. We currently have alternative plans to reduce our effective tax rate; however, if these plans are not successful, our effective tax rate could increase, which would adversely affect our financial results.

Income (Loss) From Discontinued Operations.

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2005	December 31, 2004	Percentage Change	December 31, 2005	December 31, 2004	Percentage Change
	(in millions, except percentages)
Income (Loss) From Discontinued Operations	$(0.6)	$5.5	(112)%	$(34.5)	$(17.1)	102%

IBM i/p Series RAID Business:   On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, we accrued $0.3 million for lease obligations. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In the third quarter of fiscal 2006, we received royalties of $3.5 million, which we recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

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

In the third quarter of fiscal 2006, in conjunction with the renegotiation of a customer supply contract, we decided to retain a product line that was previously classified within discontinued systems business. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of continuing operations.

Liquidity and Capital Resources

Key Components of Cash Flows

Cash provided by operations was $8.4 million in the first nine months of fiscal 2006 as compared to cash used for operations of $16.0 million in the first nine months of fiscal 2005. Cash provided by operations for the first nine months of fiscal 2006 resulted primarily from the benefit of non-cash items included in operating results, which primarily consisted of an impairment of goodwill of $90.6 million and depreciation and amortization of $19.4 million. This was partially offset by our loss from continuing operations of $110.5 million. Additional factors included changes to working capital assets and liabilities that decreased cash provided by operating activities of continuing operations by $1.2 million and increased cash provided by operating activities of discontinued operations of $7.9 million. Cash used for the first nine months of fiscal 2005 resulted primarily from changes to working capital assets and liabilities that decreased cash used for operating activities of continuing operations and discontinued operations by $21.5 million and $28.0 million, respectively, and non-cash effect on tax settlement of $26.0 million. This was partially offset by our income from continuing operations of $31.5 million and depreciation and amortization of $28.4 million.

Cash used for investing activities was $321.6 million in the first nine months of fiscal 2006, which was primarily due to net sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $340.3 million and purchases of property and equipment from continuing operations of $6.5 million, partially offset by proceeds from the sale of the IBM i/p Series RAID Business of $24.1 million. Cash used for investing activities was $4.2 million in the first nine months of fiscal 2005, which was primarily due to cash used to acquire Snap Appliance and the IBM i/p Series RAID business of $65.4 million, purchases of property and equipment from continuing operations of $8.1 million and cash used in investing activities of discontinued operations of $63.0 million. This was offset by net purchases of restricted marketable securities and marketable securities, net of sales and maturities, of $125.1 million and proceeds from the sale of long-lived assets of $9.6 million

Cash used for financing activities of $19.7 million in the first nine months of fiscal 2006 was primarily driven by the repurchase of $23.2 million in aggregate principal amount of our 3% Notes for $23.0 million. Cash provided by financing activities was $5.4 million in the first nine months of fiscal 2005, which related to net proceeds received from our issuance of common stock in connection with purchases made under our employee stock purchase plan and stock option exercises.

Liquidity.   At December 31, 2005, we had $532.3 million in cash, cash equivalents and marketable securities, of which approximately $91.1 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $255.6 million are intended to be reinvested internationally indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At December 31, 2005, we had $237.0 million of aggregate principal amount in convertible notes outstanding, consisting of $12.0 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our ¾% Notes that are due in December 2023.

We are required to maintain restricted cash or investments to serve as collateral for the first ten scheduled interest payments on our ¾% Notes. As of December 31, 2005, we had $4.7 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.6 million was classified as short-term and $3.1 million was long-term.

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

As of December 31, 2005, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2005. However, as part of the three-year contract manufacturing agreement entered into with Sanmina-SCI on January 9, 2006, we are committed to purchasing majority of our products from Sanmina-SCI. In addition, as part of the agreement, we entered into a put agreement which entitles Sanmina-SCI to return any equipment not used within six months of the close of the transaction. We reserved for this potential liability as of December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. We intend to use the modified prospective method, which will result in a significant increase to expenses on our consolidated financial statements beginning April 1, 2006. We cannot currently quantify the impact of the adoption of SFAS No. 123(R) and SAB 107 as it will depend on the amount of share-based payments that we grant in the future as well as other variables that affect the fair market value estimates which cannot be forecasted at this time. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements may not be representative of the impact of adopting this statement.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers.   We rely on contract manufacturers for manufacturing of our products and subcontractors for the assembly and packaging of the integrated circuits included in our products and for the assembly. On January 9, 2006 we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI has assumed manufacturing operations of Adaptec products. If the transition of the manufacturing facilities does not go as expected it could result in loss of customers or revenue, which would have an adverse effect on our financial results. We have no long-term agreements with our assembly and packaging subcontractors. For example, we employ Quanta Computer, Inc. to manufacture certain products related to the acquisition of Snap Appliance. We also employ Amkor Technology and Advanced Semiconductor Engineering for our final assembly and test operations related to our ASIC products. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. For example, in the third quarter of fiscal 2005, Quanta Computer, Inc. could not meet our manufacturing needs and as a result initial product delivery dates committed to customers were not met. Any significant disruption in supplies from or degradation in the quality of components or services supplied by, these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend.   Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and has begun making a detailed plan of our corporate strategy. This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. To date we have implemented the following steps described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview.”

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

• Loss of customers;

• Loss of employees;

• Increased dependency on suppliers;

• Supply issues;

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

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.   Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In the first nine months of fiscal 2006, our operating results were materially affected by unusual charges, including a goodwill impairment charge of $90.6 million and an excess inventory adjustment of $1.9 million related to the transition of our products to comply with the RoHS Directive.

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

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.   Historically, a small number of our customers has accounted for a significant portion of our revenues. During the first nine months of fiscal 2006, sales to the ten customers from which we received the greatest revenues accounted for approximately 93% of our total gross revenues. In addition, IBM and Dell represented 30% and 16%, respectively, of our total net revenues in the first nine months of fiscal 2006. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position.   If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. For example, beginning in the fourth quarter of fiscal 2005, we experienced the impact of other companies’ enterprise drive shortages, which reduced the demand for our SCSI-related products from our OEM and Channel customers. This negatively affected our revenues in the fourth quarter of fiscal 2005. In addition, our customers may be impacted by component shortages if components are not available that comply with the RoHS Directive. Similar shortages of components used in our customers’ products could adversely affect our net revenues and financial results in future periods.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.   Our effective tax rate is benefited by a Singapore tax holiday relating to certain of our products. The tax holiday package, which is effective until fiscal 2010, provides that profits derived from certain products may be exempt from tax, subject to certain conditions. If we do not meet the conditions and requirements of the tax holiday in Singapore, our effective tax rate may increase, which would adversely affect our financial results. The contract manufacturing agreement entered into with Sanmina-SCI could jeopardize this holiday. We currently have alternative plans to reduce our effective tax rate; however, if these plans are not successful, our effective tax rate could increase, which would adversely affect our financial results.

We held approximately $91.1 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at December 31, 2005. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.   The European Parliament has enacted the RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead that is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from our products in accordance with the timelines established in the RoHS Directive. This may require us to make additional capital expenditures. In addition, the costs associated with compliance may negatively impact our operating results and competitive position. For example, in the first nine months of fiscal 2006, we had an excess inventory adjustment of $1.9 million related to the transition of our products to comply with the RoHS Directive. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. If we are unable to comply with the RoHS Directive, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

The European Parliament has also finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

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

The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. For example, during the first nine months of fiscal 2006, we sold the IBM i/p Series RAID Business for a loss of $3.5 million and plan to divest our systems business, which includes certain assets we obtained through the Snap Appliance and Eurologic Systems acquisitions.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.   We derived approximately 38% of our gross revenues for the first nine months of fiscal 2006 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

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

We reorganized our business segments and have planned significant system enhancements and improvements, and these changes could adversely impact our business if not adequately managed and controlled.   In the second quarter of fiscal 2006, we reorganized our internal organization structure related to our OEM and Channel segments. Where previously our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. The reorganization has placed demands on our management and our operational and financial infrastructure. In addition, management is in the process of enhancing our supply-chain systems and processes. These system enhancements and improvements require expenditures and allocation of management resources. If these improvements are not implemented successfully, our ability to manage our new organization could be impaired. In addition, we may be required to incur additional expenditures to address these issues, which could harm our financial position.

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.   We have implemented several restructuring plans to reduce our operating costs in the third quarter of fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, and recorded related restructuring charges of $2.6 million, $5.9 million, $4.3 million and $14.3 million, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the goals we had in implementing them due to such factors as significant costs or restrictions on workforce reductions that may be imposed in some international locales and a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.   In order to be successful, we must retain and motivate our executives, the general managers of our business segments, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel remains intense. For example, we transitioned certain research and development efforts to North Carolina, where we have experienced significant competition in our efforts to attract and retain qualified software engineers. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the announcement of the divestiture of the systems business and general uncertainty.

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

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.   Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. In the first nine months of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million related to our DPS segment. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our Channel segment. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. In fiscal 2003, we recorded an impairment charge of $1.5 million relating to the decline in value of minority investments. In fiscal 2002, we recorded impairment charges of $77.6 million relating to technology acquired in a prior acquisition and the decline in value of minority investments. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which includes revenue, inventory, goodwill and income taxes. In addition, Note 1 of the Notes to Consolidated Financial Statements in our

Annual Report on Form 10-K for the fiscal year ended March 31, 2005 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We have in the past financed a portion of our capital expenditure needs from capital market financing, and if we need to seek additional financing, it may not be available on favorable terms.   In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we have in the past relied, in part, on the capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. For example, in the third quarter of fiscal 2006, Standard and Poor’s Ratings Services downgraded our subordinated debt rating from B- to CCC+. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.   We continue to hold minority interests in privately held venture funds. At December 31, 2005, the carrying value of such investments aggregated $3.5 million. We have also committed to provide additional funding of up to $0.3 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Our exposure to market risk has not changed materially since March 31, 2005.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 6.                        Exhibits

Exhibit Number	Description
Exhibit 10.1	Manufacturing Services and Supply Agreement by and between Adaptec, Inc. and Sanmina-SCI Corporation*
Exhibit 10.2	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.
Exhibit 10.3	Amendment to Manufacturing Services and Supply Agreement by and between Adaptec, Inc. and Sanmina-SCI Corporation*
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment has been requested for portions of this exhibit pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr Vice President and Chief Financial Officer (principal financial and accounting officer)
Date: February 7, 2006

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Manufacturing Services and Supply Agreement by and between Adaptec, Inc. and Sanmina-SCI Corporation*
Exhibit 10.2	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.
Exhibit 10.3	Amendment to Manufacturing Services and Supply Agreement by and between Adaptec, Inc. and Sanmina-SCI Corporation*
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment has been requested for portions of this exhibit pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.