Form 10-K
period 2006-03-31
ADAPTEC INC
filed 2006-06-14
CIK 709804

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2006
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

Common Stock, $.001 Par Value

Common Share Purchase Rights

(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $433,817,256 based on the closing sale price of the Registrant's common stock on The Nasdaq National Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At June 9, 2006, the Registrant had 115,633,693 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the Registrant's definitive Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the market for our products and their benefits to our customers, the benefits of our strategic partnerships, our intention to divest our systems business, the levels of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

Overview

        We provide storage solutions that reliably move, manage and protect critical data and digital content. We deliver software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEM and distribution channel partners. Our software and hardware products range from ASICs, HBAs, RAID controllers, host RAID software, Adaptec RAID Code (ARC) software, Advanced Data Protection software, Storage Management software, Snapshot software, ROC and other solutions that span the SCSI, Serial Attached SCSI, SATA and iSCSI interface technologies. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability.

        Our broad range of RAID controllers, ASIC's and add-in cards give businesses a variety of price and performance options for connecting their storage. These options range from low cost HBAs to high performance and high availability RAID controller cards. Further, our products use a common management interface designed to simplify storage administration and reduce related costs. Our products are sold to enterprises, small and midsize businesses, government agencies and retail users engaged in a broad range of vertical markets across geographically diverse markets through OEMs and distribution channel customers, including system integrators.

        Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and has begun implementing a detailed plan to support our corporate strategy. This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. To date, we have implemented the following steps:

  •
  On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three year period. We recorded a gain of approximately $12.1 million as a result of this transaction in the fourth quarter of fiscal 2006.

  •
  On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006 assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million) resulting in a loss on disposal of assets of $1.6 million that was recorded in "Other charges (gains)" on the Consolidated Statements of Operations.

  •
  On September 30, 2005, we sold our IBM i/p Series RAID business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, we received royalties of $5.6 million, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations.

  •
  On September 29, 2005, our Board of Directors approved management's recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through our acquisitions of Snap Appliance, Inc. in fiscal 2005 and Eurologic Systems Group Limited in fiscal 2004 as well as internally developed hardware and software. In connection with this action, we classified the systems business as a discontinued operation in our consolidated financial statements. Accordingly, we have reclassified the underlying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that business as part of discontinued operations.

  •
  We reorganized our internal organization structure related to our OEM and Channel segments in the second quarter of fiscal 2006. While our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. Our segments currently are DPS and DSG. As a result of the segment reorganization, an assessment of the recoverability of goodwill was performed and we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. All prior periods have been restated to reflect our new segments.

        Unless otherwise indicated the following discussion pertains only to our continuing operations.

        In fiscal 2006, we focused on strengthening our market position through innovation and new products. We compete in the markets we serve on the basis of key technologies, ease-of-use and cost effectiveness as follows:

  •
  PCI, PCI-X and PCIe RAID Controllers.  We provide PCI, PCI-X and PCIe RAID controllers based on SCSI, SATA and Serial Attached SCSI technologies that enable end users to use our data protection solutions independent of the host interface and disk interconnect technology. We have an established proprietary RAID code that we leverage across our hardware, providing customers with continuous data protection through a variety of advanced RAID levels and features. Our PCI, PCI-X and PCIe RAID controllers are primarily used in servers for DAS. In the third quarter of fiscal 2006, we introduced five new HBAs and RAID controllers and one new internal enclosure based on the emerging Serial ATA and Serial Attached SCSI technologies.

  •
  Storage Software.  Our storage products include storage management software that enables customers and IT managers to easily manage storage across DAS and SAN environments as well as our RAID data protection software. In the fourth quarter of fiscal 2006, we announced our Advanced Data Protection Suite, which includes unique RAID levels like RAID 1E, RAID-5EE, dual drive failure protection (RAID 6, 60), and Copyback Hotspare feature. These features, that come standard on our new SATA and Serial Attached SCSI and ROC-based Ultra 320 SCSI RAID controllers, allow our products to deliver a higher level of data protection. We also offer software that includes storage virtualization and Snapshot Backup functionality which, when combined with our hardware, helps to simplify storage management and increase data protection.

  •
  ASICs.  In fiscal 2005, we made a strategic decision to partner on the development of ASIC products containing I/O and RAID functionality. As a result, during our fiscal 2005, we entered into separate strategic alliances with Vitesse Semiconductor Corporation, or Vitesse, and ServerEngines LLP, or ServerEngines, whereby Vitesse and ServerEngines assumed responsibility for the design of certain ASICs. During fiscal 2006, some of our board-level solutions now contain jointly developed ASICs. We believe that these alliances allow us to better focus on our core strengths, driving market leadership and growth by delivering advanced data protection technology to our OEM and channel customers worldwide.

  •
  Solid Brand Equity.  We have been providing reliable storage access products for 25 years and have built a reputation for making complex storage technologies easy to use. We believe that these factors have provided us with strong brand recognition and customer loyalty.

        In fiscal 2006, we reorganized our internal organization structure related to our OEM and Channel segments. Where previously our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. Our segments are:

  •
  DPS:  Our DPS group provides storage products and currently sells all of our storage technologies, including board-level products, ASICs, RAID controllers, internal enclosures and stand-alone software. We sell these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through our network of distribution and reseller channels.

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

Business Segment and Products Overview

        In fiscal 2006, our DPS segment accounted for $276.2 million of our net revenues and our DSG segment accounted for $33.9 million of our net revenues (See Note 16 of the Notes to Consolidated Financial Statements for further discussion of our segments' results).

        Following are discussions of our key product offerings for our DPS and DSG businesses.

DPS

Components.

        RAID Controllers and HBAs.    In fiscal 2006, we enhanced our line of RAID controllers with the introduction of two Serial ATA II solutions for the PCI-X interface and three Serial Attached SCSI solutions, for both PCI-X and PCIe. Serial ATA II (SATA II), the successor to SATA technology for data storage, is a point-to-point connection that delivers full throughput to each storage device by allowing multiple ports to be managed by a single controller. Adaptec SATA II technology delivers data transfer rates with 3 Gb/s while also supporting 1.5 Gb/s (SATA I). Serial Attached SCSI is the enterprise storage interface that takes parallel SCSI into new dimensions of performance, flexibility and scalability. With Serial Attached SCSI, customers enjoy performance many times faster than parallel SCSI and can mix and match Serial Attached SCSI and SATA drives for cost and performance optimization.

        Host I/O.    Driven by market needs for capacity and data protection, the host I/O interfaces support various connectivity requirements between the central processor to internal and external peripherals, including external storage devices. Adaptec host I/O products, which incorporate our proprietary ASIC technologies, provide customers with high-speed PCI, PCI-X, PCIe, SCSI, Serial Attached SCSI or SATA technology. These technologies can be applied to a variety of applications, including storage of email, medical records, digital images, and financial transactions. We have provided next-generation Serial Attached SCSI products to OEMs for testing and development.

        iSCSI/TCP/IP Offload Engine.    iSCSI is specifically designed to enable cost-effective SANs to be deployed to a broad market, using existing Ethernet infrastructure and protocols, and provide lower total cost of ownership by retaining the existing networking, interoperability, manageability, and compatibility advantages of Ethernet. With this technology, our customers will be able to use inexpensive, readily available Ethernet switches, hubs and cables to implement iSCSI-based SANs. We ship iSCSI HBAs through distribution channel customers. Our networking focus has been on the development of products that will provide iSCSI and TOE functionality. We have invested over five years of research and development efforts in iSCSI products. As a result of the strategic alliance that we entered into with ServerEngines in March 2005, we believe we have accelerated our ability to deliver next-generation iSCSI products that can provide higher performance (10Gb/s).

Software

        Our products incorporate software that simplifies data management and protection for businesses of all sizes. We distribute the software through various methods. Some of our software is licensed independent of the hardware to run on a range of products, including ours.

        A discussion of the software we license is as follows:

        Host RAID.    Host RAID technology allows our customers to leverage the I/O components already incorporated on their servers to connect them with RAID-provided low cost data protection. To date, such functionality has been considered important for mission critical data only. Host RAID enables customers not only to protect their data drives but also to include protection for the boot drives.

        The following software products are available in combination with hardware or can be purchased as an upgrade.

        RAID.    Our RAID technology reduces a customer's dependence on the reliability of a single disk drive by duplicating data across multiple drives. We apply our RAID technology independent of disk drive interface to provide data protection on SCSI, ATA and SATA disk drives. This independence enables our RAID software, firmware and hardware to be available across the full spectrum of servers from entry to enterprise. Our new RAID 6 solution can sustain two simultaneous drive failures in an array without downtime or data loss. In fiscal 2005, Adaptec became the first vendor to ship a Serial Attached SCSI RAID 6 solution. IBM has standardized on Adaptec RAID 6 software as well as our Zero Channel Serial Attached SCSI RAID controller for IBM's x366 xSeries servers. In fiscal 2006, we made this RAID technology available to the channel by incorporating it into our new SATA and Serial Attached SCSI RAID controllers, as well as our current ROC-based U320 SCSI RAID controllers. Along with the Dual Drive Failure Protection (RAID 6, 60), the Advanced Data Protection Suite also includes Striped Mirror (RAID 1E) that extends RAID 1 data availability across an odd number of drives, Hot Space (RAID 5EE) that enhances RAID 5 performance by utilizing an extra drive, and Cobyback Hot Spare that automatically reconfigures a system when a failed drive is replaced. Snapshot Backup, which allows users to create point-in-time copies of data, is an optional feature that customers may purchase to help streamline disaster recovery operations.

        Storage-Virtualization.    Our storage-virtualization software enables organizations to simplify management of multiple homogenous external storage systems.

        Adaptec Storage Manager.    Adaptec Storage Manager is a single RAID storage management utility that enables customers and IT managers to easily manage storage across DAS and SAN environments. It allows the user to configure, expand, manage and monitor local and remote RAID storage from a single client workstation.

DSG

        Our DSG segment develops, manufactures and markets high-performance I/O connectivity, digital media products and flexible desktop storage and gaming products for users and professionals in the desktop PC and notebook aftermarket. Our connectivity products enable connections between computers, peripherals and consumer electronic devices. Our digital media products, including video and Media Center products, enable users to capture, create, manage and share television, digital audio and video on their computers, CDs and DVDs.

Sales, Marketing and Customers

        We supply a broad range of storage products and maintain a sales, distribution, service and support infrastructure.

        We sell our products through our sales force to OEMs worldwide, who market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the specific requirements of end users. The OEM sales force focuses on developing relationships with OEM customers. The sales process involved in gaining major design wins can be complex, lengthy, and expensive. Sales to these OEM customers accounted for approximately 62% of our total revenues in fiscal 2006.

        We also sell through our sales force to distribution customers worldwide, who market our products under the Adaptec brand; they, in turn, sell to VARs, systems integrators and retail customers. We also sell directly to direct marketers, VARs and retailers who market our products under the Adaptec brand. We provide training and support for our distribution customers and to VARs. We also sell board-based products and provide technical support to end users worldwide through major computer-product retailers. Sales to distribution customers accounted for approximately 38% of our total revenues in fiscal 2006.

        We emphasize customer service as a key element of our marketing strategy and maintain technical applications groups at our corporate headquarters and in the field. This includes assisting current and prospective customers in the use of our products, and providing the systems-level expertise and software experience of our engineering staff to customers with particularly difficult design problems. A high level of customer service is also maintained through technical support hotlines, email and dial-in-fax capabilities.

        Our primary OEM customers in fiscal 2006, in alphabetical order, included Dell, Fujitsu-Siemens, Hewlett-Packard and IBM. Our primary distributors in fiscal 2006, in alphabetical order, included CPI Computer Partner Handels GmbH, Ingram Micro, Synnex, and Tech Data. Our primary retail customers in the DSG segment in fiscal 2006, in alphabetical order, included Best Buy, Circuit City and CompUSA.

        In fiscal 2006, IBM and Dell accounted for 30% and 16% of our revenues, respectively. In fiscal 2005, IBM and Dell accounted for 24% and 15% of our revenues, respectively. In fiscal 2004, IBM and Dell accounted for 21% and 12% of our revenues, respectively.

        We have entered into several arrangements with IBM over the past several years. In May 2000, we entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002, and obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, we granted IBM a license to use all of our patents for the same period. In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we deliver RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. In June 2004, we completed an acquisition and licensing agreement with IBM for RAID intellectual property and the delivery of Adaptec RAID controllers for IBM's eServer iSeries and pSeries servers, or IBM i/p Series. In December 2004, we expanded the i/p Series relationship with IBM to deliver Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM's i/p Series directly through IBM's sales channel. In September 2005, we sold the IBM i/p Series RAID business back to IBM. In addition, IBM purchased certain related inventory. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. For further discussion on agreements between us and IBM, please refer to Notes 2 and 14 to the Notes to Consolidated Financial Statements.

International

        We maintain operations in seven foreign countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides both stability to our operations and diversifies revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

        A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 16 in the Notes to Consolidated Financial Statements. We generated approximately 72% of our overall revenues in 2006 from outside of the United States. These sales include sales to foreign subsidiaries of U.S. companies. A majority of our revenues originating outside the United States was from commercial customers rather than foreign governments.

Competition

        The markets for all of our products within the DPS and DSG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards and competitive pricing pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on delivering a comprehensive set of highly reliable, high performance storage and connectivity products with superior data protection that simplify storage management for organizations of all sizes. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals.

        We believe the principal competitive factors in the markets for our DPS products are: product price versus performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. We compete primarily with product offerings from Applied Micro Circuits Corporation (3Ware), Broadcom, LSI Logic and Promise.

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

Backlog

        Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales. Our backlog for our continuing operations at March 31, 2006 was approximately $21.5 million, consisting of $20.2 million related to our DPS segment and $1.3 million related to our DSG segment. Our backlog at March 31, 2005 was approximately $25.3 million (including our backlog related to our IBM i/p Series RAID and systems businesses that were discontinued in fiscal 2006). We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at many of our major OEMs sites. Product ordering and delivery occur when the OEM customer accepts our product into their inventory.

Manufacturing

        Beginning in the fourth quarter of fiscal 2006, we employed Sanmina-SCI Corporation to manufacture the majority of our products. We employ Surface Mount Technology Corporation, or SMTC, to manufacture certain of our ServeRAID products that are sold to IBM. We believe that SMTC and Sanmina-SCI will be able to meet our anticipated needs for both current and future technologies.

        Our final assembly and test operations are performed by Amkor Technology and Advanced Semiconductor Engineering.

Intellectual Property

        We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We encourage our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2006, we had 375 issued patents, expiring between 2007 and 2024, covering various aspects of our technologies. In addition, the Adaptec name and logo are trademarks or registered trademarks of ours in the United States and other countries. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

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

Research and Development

        We continually enhance our existing products and develop new products to meet changing customer demands. The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage-access products across a broad range of users and platforms. We also expect to continue to make acquisitions and investments where appropriate. We have opened a research and development center in Bangalore, India and anticipate expanding the facility throughout 2007.

        Approximately one-third of our employees are engaged in research and development. In fiscal 2006, 2005 and 2004, our research and development expenses were $60.9 million, or 20% of total revenues, $86.5 million, or 23% of total revenues, and $95.6 million, or 24% of total revenues, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, amortization of purchased technology and subcontracting costs.

        We entered into two strategic alliances in fiscal 2005 with ServerEngines and Vitesse related to a portion of our ASIC development. These alliances are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We anticipate that we will continue to have significant research and development expenditures in the future in order to continue to offer innovative, high-quality products and services to maintain and enhance our competitive position. Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and Serial Attached SCSI.

Environmental Laws

        Certain of our operations involve the use of substances regulated under various federal, state and international environmental laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments.

        The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead, which is currently used in some of our products. We are working to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. The costs associated with compliance may negatively impact our results of operations and competitive position. For example, in fiscal 2006, we had an excess inventory expense of $1.9 million related to the transition of our products to comply with the RoHS Directive. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. Based upon current information available to us, we believe that we will be able to comply with the RoHS Directive within the applicable time period. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

Employees

        As of March 31, 2006, we had 1,128 employees. We believe that we currently have favorable employee relations. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Item 1A. Risk Factors

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

        The impact of ongoing contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline.    Our quarterly revenues have declined in each of the last two quarters and may continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are engaged in ongoing contract negotiations concerning product specifications and price. These negotiations may prove to be unfavorable. In addition, we are in the midst of an industry transition from parallel to serial connectivity and the revenue we generate from sales of our serial products may not grow at a fast enough rate to offset of declines in sales of our parallel products. Furthermore, although we are developing new products and technologies to replace our legacy products and technologies these new products and technologies may not gain sufficient market acceptance or contribute significantly to revenue. These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

        We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers.    We rely on contract manufacturers for manufacturing of our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005 we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of a majority of our products. If the transition of the manufacturing facilities does not go as expected it could result in loss of customers or revenue, which would have an adverse effect on our financial results. We have no long-term agreements with our assembly and packaging subcontractors. We also employ Amkor Technology and Advanced Semiconductor Engineering for our final assembly and test operations related to our ASIC products. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by, these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

        Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend.    Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and has begun making a detailed plan to support our corporate strategy. This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. To date, we have implemented the steps described in "Business—Overview," set forth above in Part I, Item 1 of this Annual Report on Form 10-K.

        The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

  •
  loss of customers;

  •
  loss of employees;

  •
  increased dependency on suppliers;

  •
  supply issues;

  •
  reduced revenue base;

  •
  impairment of our assets;

  •
  increased operating costs; and

  •
  material restructuring charges.

        If we are unable to successfully complete the divestiture of our systems business it could result in an adverse effect on our business and financial results.    Completing the divestiture of our systems business (which includes substantially all of the operating assets that were obtained through the Snap Appliance and Eurologic Systems acquisitions) could cause significant diversions of management time and resources. In addition, if the net proceeds of any such sale, prove to be less than we anticipate, it could lead to an additional impairment charge against our assets. Additionally, customers for our systems products could be reluctant to continue to buy from us due to the uncertainty caused by the planned divestiture. We may not be successful in selling the systems business on terms that are acceptable to us or might not be able to find a buyer for the business. We may not be successful in overcoming these risks or any other problems encountered in connection with this divesture which may adversely affect our business, financial position and operating results.

        Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In fiscal 2006, our operating results were materially impacted by unusual charges, such as a goodwill impairment charge of $90.6 million.

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

        We depend on a few key customers and the loss of any of them could significantly reduce our revenues.     Historically, a small number of our customers has accounted for a significant portion of our revenues. During fiscal 2006, sales to the ten OEM and distribution customers from which we received the greatest revenues accounted for approximately 92% of our total revenues. In addition, IBM and Dell represented 30% and 16%, respectively, of our total revenues in fiscal 2006. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

        If there is a shortage of components used in our customers' products, our sales may decline, which could adversely affect our results of operations and financial position.    If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. In addition, we or our customers may be impacted by component shortages if components that comply with the RoHS Directive are not available. Similar shortages of components used in our products or our customers' products could adversely affect our net revenues and financial results in future periods.

        We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.    Historically our effective tax rate was benefited by a Singapore tax holiday relating to certain of our products. As a result of the contract manufacturing agreement that we entered into with Sanmina-SCI, we will no longer qualify for this holiday. If the alternative plans we have developed to reduce our effective tax rate are not successful, our effective tax rate could increase, which would adversely affect our financial results.

        We held approximately $88.2 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at March 31, 2006. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

        If we lose the cooperation of other hardware and software producers whose products are integral to ours, our ability to sustain or grow our revenues could be adversely affected.    We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

  •
  Microprocessors;

  •
  Peripherals; and

  •
  Operating system software.

        We depend on significant cooperation from these manufacturers to achieve our design objectives and develop products that operate successfully with their products. These companies could, from time to time, elect to make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine that as a result of competition or other factors our technology or products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. If any of these events were to occur, our revenue and financial results could be adversely affected.

        We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.    The European Parliament has enacted the RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead that is currently used in some of our products. We are working to eliminate lead from our products in accordance with the timelines established in the RoHS Directive. The costs associated with compliance may negatively impact our operating results and competitive position. For example, in fiscal 2006, we had an excess inventory expense of $1.9 million related to the transition of our products to comply with the RoHS Directive. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. If we are unable to comply with the RoHS Directive, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

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

        We entered into strategic alliances with Vitesse for the development of our Serial Attached SCSI ROC product and with ServerEngines to advance our development of iSCSI products, and if these companies fail to develop and bring new products to market in a timely manner, it could result in an adverse effect on our business and financial results.    In January 2005, we entered into a strategic alliance with Vitesse for it to develop and market the next generation of our Serial Attached SCSI products. In March 2005, we entered into a strategic alliance with ServerEngines to develop and market the next generation of our IP storage products, such as 10Gb iSCSI. Accordingly, we are at risk that Vitesse and ServerEngines may encounter challenges in fulfilling their responsibilities under these alliances, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products. Vitesse has recently become subject to investigation by the SEC and the U.S. Attorney's office in New York regarding its historical practices with respect to the granting of stock options, which has resulted in Vitesse terminating certain of their executives. To the extent that these investigations cause disruptions in Vitesse's operations, or if we otherwise encounter issues with respect to our strategic alliances, it could have an adverse effect on our business and financial results.

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

        If we are unable to compete effectively, our net revenues could be adversely affected.    The markets for all of our products are intensely competitive and are characterized by the following:

  •
  Rapid technological advances;

  •
  Frequent new product introductions;

  •
  Evolving industry standards; and

  •
  Price erosion.

        Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to products employing Ultra 320 technology has adversely affected revenues from our SCSI products. Our future success will depend on the level of acceptance of our RAID products and products based on the next generation SATA and Serial Attached SCSI technologies by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products.

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

        As part of our overall strategy we may make acquisitions and enter into strategic alliances. Costs associated with these acquisitions or strategic alliances may adversely affect our results of operations, which could be exacerbated if we are unable to integrate the acquired companies, products or technologies.    As part of our overall strategy we may acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies. In order to be successful in these activities, we must:

  •
  Conduct acquisitions that enhance our time to market with new products;

  •
  Successfully prevail over competing bidders for target acquisitions at an acceptable price;

  •
  Invest in companies and technologies that contribute to the growth of our business;

  •
  Integrate acquired operations into our business and maintain uniform standards, controls and procedures;

  •
  Retain the key employees of the acquired operations; and

  •
  Develop the capabilities necessary to exploit newly acquired technologies.

        The benefits of acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. For example, during fiscal 2006, we sold the IBM i/p Series RAID business for a loss of $2.3 million. Further, we plan to divest the remainder of our systems business, which includes certain assets obtained through the Snap Appliance acquisition. During the fourth quarter of fiscal 2006, we recorded an impairment charge of $10.0 million to reduce these long-lived assets to fair value, less cost to sell.

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

        We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 38% of our revenues for fiscal 2006 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

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

        If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.     We have implemented several restructuring plans to reduce our operating costs in fiscal 2006, fiscal 2005 and fiscal 2004, and recorded related restructuring charges of $10.4 million, $5.9 million and $4.3 million, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the original goals we had in implementing them due to such factors as significant costs or restrictions on workforce reductions that may be imposed in some international locales and a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

        Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers.

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

        If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. For example, in fiscal 2006, we recorded a goodwill impairment charge of $90.6 million related to our DPS segment. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our former Channel segment. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

        If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which includes revenue recognition, inventory, goodwill and income taxes. In addition, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

        If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.    Although we actively maintain and defend our intellectual property rights, we may be unable to adequately protect our proprietary rights. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Because we conduct a substantial portion of our operations outside of the United States and sell to a worldwide customer base, we are more dependent on our ability to protect our intellectual property in international environments than would be the case if a larger portion of our operations were domestic.

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

        Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.    From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, in fiscal 2005, we, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which we paid NSE $1.7 million as a one-time, fully paid-up license fee to settle NSE's claims that some of our products infringed certain patents. In addition, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004. The risks of our receiving additional claims from third parties may be increased in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

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

        We have in the past financed a portion of our capital expenditure needs from capital market financing, and if we need to seek additional financing, it may not be available on favorable terms.    In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we have in the past relied, in part, on the capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. For example, in the third quarter of fiscal 2006, Standard and Poor's Ratings Services downgraded our subordinated debt rating from B- to CCC+. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

        We are exposed to fluctuations in foreign currency exchange rates.    Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-United States currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar-denominated operating expenses in Europe and Asia. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement.

        We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At March 31, 2006, the carrying value of such investments aggregated $2.9 million. We have also committed to provide additional funding of up to $0.2 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

        Internal control issues that appear minor now may later become material weaknesses.    We are required to publicly report on deficiencies or weaknesses in our internal control over financial reporting that meet a materiality standard as required by law and related regulations and interpretations. Management may, at a point in time, accurately categorize a deficiency or weakness as immaterial or minor and therefore not be required to publicly report such deficiency or weakness. Such determination, however, does not preclude a change in circumstances such that the deficiency or weakness could, at a later time, become a material weakness that could have a material impact on our results of operations.

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

Item 1B. Unresolved Staff Comments

        Not applicable.

Item 2. Properties

        As of March 31, 2006, we owned and leased various properties in the United States and in foreign countries totaling approximately 724,000 square feet, of which approximately 322,000 was leased/subleased or available to lease/sublease to third parties. The building leases expire at varying dates through fiscal 2012 and include renewals at our option. Our headquarters are located in Milpitas, California, which includes research and development, technical support, sales, marketing and administrative functions. In addition, we lease buildings in Colorado, Florida, Minnesota, New Hampshire, North Carolina, Texas and Washington. We use these properties primiarly for research and development, technical support, sales and marketing functions. Internationally, we operate in Australia, China, England, Germany, India and Japan. We use these properties primarily for research and development, technical design, technical support and sales functions.

        The table below is a summary of the facilities we owned and leased at March 31, 2006:

	United States		Other Countries		Total
	(in square feet)
Owned Facilities	279,000	A	—		279,000
Leased Facilities	383,000	B	62,000	C	445,000

Total Facilities	662,000		62,000		724,000

(A)
Leases on a portion of these facilities of approximately 8,000 square feet and approximately 35,000 square feet are available for lease.

(B)
Leases on a portion of these facilities of approximately 195,000 square feet and approximately 80,000 square feet are available for lease.

(C)
Approximately 4,000 square feet are available for sublease.

        We do not separately track our major facilities by segments nor are the segments evaluated under these criteria. Substantially all of the properties are used at least in part by more than one of our segments and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

Item 3. Legal Proceedings

        We have been, or are, subject to IRS audits for our fiscal years 1994 through 2003. The fiscal 1994 through fiscal 1996 cycle, which is docketed in the United States Tax Court, was resolved in December 2001. The outcome did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. The final Tax Court stipulation will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the fiscal 1994 to 1996 audit cycle.

        On December 15, 2000, we received a statutory notice of deficiency from the IRS with respect to our Federal income tax return for fiscal 1997. We filed a Petition with the United States Tax Court on March 14, 2001, contesting the asserted deficiencies. Settlement agreements have been filed with the United States Tax Court on all but one issue. We believe that the final outcome of all issues will not have a material adverse impact on our financial position or results of operations, as we believe that we have meritorious defenses against the asserted deficiencies and any proposed adjustments and that we have made sufficient tax provisions. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional payments.

        In addition, the IRS is currently auditing our Federal income tax returns for fiscal 1998 through fiscal 2003. In the third quarter of fiscal 2005, we resolved all issues for fiscal 1998 through fiscal 2001, other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

Item 4A. Executive Officers of the Registrant

        The following sets forth certain information regarding our executive officers as of June 2, 2006:

        Mr. Subramanian Sundaresh (age 50) has served as our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

        Mr Christopher O'Meara (age 48) has served as our Vice President and Chief Financial Officer since March 2006. Prior to rejoining Adaptec, Mr. O'Meara was Executive Vice President and Chief Financial Officer at Tibco Software, Inc., a business integration and process management software company, from

August, 2001 to October, 2005 and as Vice President, Finance and Treasurer of Tibco from August 1998 to August 2001. Mr. O'Meara previously worked at Adaptec from June 1988 to July 1998 in various positions, which included Vice President, Treasurer and Director of Financial Planning.

        Mr. Marcus D. Lowe (age 50) has served as our Vice President and General Manager since July 2005. Prior to rejoining Adaptec, Mr. Lowe was a Managing Director at Praxis Ventures, a consulting and investment firm, from April 2004 to June 2005. Between July 2000 and March 2004, Mr. Lowe served as Chief Executive Officer and President of New Moon Systems, Inc., a software provider to manage and deploy Windows-based applications to end-user desktops. Mr. Lowe previously worked at Adaptec from 1991 to 1997 as a General Manager for the SCSI business group, and later the Fibre Channel products group.

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

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First quarter	$4.88	$3.34	$9.53	$7.15
Second quarter	4.50	3.12	8.03	6.62
Third quarter	6.22	3.46	8.50	7.28
Fourth quarter	6.70	5.40	7.64	4.52

        As of June 9, 2006, there were approximately 650 stockholders of record of our common stock.

Dividends

        We have not paid cash dividends on our common stock. It is presently our policy to reinvest earnings for our business.

Item 6. Selected Financial Data

        The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We completed the sale to IBM of the Company's IBM i/p Series RAID business in September 2005, sold a portion of our systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. in January 2006 and we plan to divest the remaining portion of our systems business. We also successfully completed the spin-off of our software segment, Roxio, which is now known as Napster, into a fully independent and separate company in May 2001. The information below has been restated to reflect the IBM i/p Series RAID business, systems business and Napster as discontinued operations.

	Years Ended March 31,
	2006[3]	2005[3]	2004[3]	2003[3]	2002[3]
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues[2]	$310,145	$371,257	$395,688	$408,113	$418,749
Cost of revenues[2]	201,890	219,455	209,268	203,203	203,030

Gross profit	108,255	151,802	186,420	204,910	215,719

Total operating expenses[1,2]	235,650	225,728	196,014	237,167	426,376
Income (loss) from continuing operations	(114,696)	(121,890)	78,207	(13,184)	(196,673)
Income (loss) from discontinued operations, net of taxes	(43,546)	(23,216)	(15,300)	(2,242)	495
Income from disposal of discontinued operations, net of taxes	9,810	—	—	—	—
Net income (loss)	(148,432)	(145,106)	62,907	(15,426)	(196,178)
Net Income (Loss) Per Share Data:
Basic:
Continuing operations	$(1.01)	$(1.10)	$0.72	$(0.12)	$(1.92)
Discontinued operations	$(0.30)	$(0.21)	$(0.14)	(0.02)	$0.00
Net income (loss)	$(1.31)	$(1.31)	$0.58	$(0.14)	$(1.91)
Diluted:
Continuing operations	$(1.01)	$(1.10)	$0.65	$(0.12)	$(1.92)
Discontinued operations	$(0.30)	$(0.21)	$(0.12)	(0.02)	$0.00
Net income (loss)	$(1.31)	$(1.31)	$0.53	$(0.14)	$(1.91)
Shares used in computing net income (loss) per share:
Basic	113,405	110,798	108,656	106,772	102,573
Diluted	113,405	110,798	128,807	106,772	102,573
	March 31,
	2006	2005	2004	2003	2002[2]
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$556,552	$526,556	$663,854	$742,302	$803,659
Restricted cash and marketable securities	4,749	6,381	9,161	14,789	21,212
Net assets of discontinued operations	14,500	—	—	—	—
Total assets	737,399	963,506	1,051,104	1,102,979	1,208,422
Long-term liabilities	229,349	275,539	263,852	252,596	457,625
Stockholders' equity	369,445	510,323	644,891	602,777	597,392
Working capital	522,039	507,122	715,228	645,320	793,854

Notes:

(1)
As of April 1, 2002, we ceased amortization of goodwill to conform with the provisions of SFAS No. 142.

(2)
Prior period consolidated financial statements have been reclassified to conform to the current period presentation.

(3)
We completed a total of six acquisitions in fiscal 2005, 2004 and 2002 and recorded write-offs of acquired in-process technologies for certain acquisitions (Note 17). We recorded restructuring charges in fiscal 2006, 2005, 2004, 2003 and 2002 (Note 9). In fiscal 2006, (i) we recorded an impairment charge of $90.6 million to the write-off of goodwill (Note 5), (ii) a gain of $12.1 million on the sale of the OEM block based systems business (Note 2), (iii) of a loss of $2.3 million on the disposal of the IBM i/p Series RAID business (Note 2) and (iv) an impairment charge of $10.0 million to writedown the systems business' long-lived assets to fair value (Note 2) and recorded a loss on disposal of assets of $1.6 million (Note 10). In fiscal 2005, we (i) recorded an impairment charge of $52.3 million to reduce goodwill related to our former Channel segment (Note 5), (ii) recorded a gain of $2.8 million on the sale of certain properties (Note 10), (iii) recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 10), (iv) made a payment of $1.7 million to NSE in the form of a license fee (Note 11), (v) received a tax benefit from the settlement of disputes with the IRS, (vi) incurred $17.6 million in tax expense and a $4.5 million loss on marketable securities (Note 3) associated with the repatriation of $360.6 million in cash from our Singapore subsidiary and (vii) recorded a valuation allowance for deferred tax assets of $67.9 million (Note 12). In fiscal 2004, we recorded a gain of $49.3 million related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT (Note 11), a reduction in the deferred tax asset valuation allowance of $21.6 million (Note 12), a $6.0 milllion impairment charge (Note 10), and a reduction of previously accrued tax related liabilities of $6.3 million (Note 12). In fiscal 2002, we recorded an impairment charge of $69.0 million to reduce goodwill related to the DPT acquisition. These actions affect the comparability of this data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." This section contains a number of forward-looking statements, including statements regarding our intention to divest our systems business, revenues from our SCSI-based desktop products and our liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any mergers, acquisitions or other business combinations that had not been completed as of June 9, 2006.

Overview

        Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and has begun implementing a detailed plan of our corporate strategy. This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus. To date, we have implemented the following steps:

  •
  On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three year period. We recorded a gain of approximately $12.1 million was recorded on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

  •
  On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of a majority of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million) resulting in a loss on disposal of assets of $1.6 million that was recorded in "Other charges (gains)" on the Consolidated Statements of Operations.

  •
  On September 30, 2005, we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, we received royalties of $5.6 million, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations.

  •
  On September 29, 2005, our Board of Directors approved management's recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through our acquisitions of Snap Appliance and Eurologic Systems in fiscal 2004 as well as internally developed hardware and software. In connection with this action, we classified the systems business as a discontinued operation in our consolidated financial statements. Accordingly, we have reclassified the underlying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of discontinued operations.

  •
  We reorganized our OEM and Channel segments in the second quarter of fiscal 2006. While our former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level. Our segments currently are DPS and DSG. As a result of the segment reorganization, an assessment of the recoverability of goodwill was performed and we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. All prior periods have been restated to reflect our new segments.

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

Results of Operations

        The following table sets forth the items in the Consolidated Statements of Operations as a percentage of revenues (references to notes in the footnotes to this table are to the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K):

	Years Ended March 31,
	2006[2]	2005[2]	2004[2]
Net revenues	100%	100%	100%
Cost of revenues[1]	65	59	53

Gross margin	35	41	47

Operating expenses:
Research and development[1]	20	23	24
Selling, marketing and administrative[1]	21	19	18
Amortization of acquisition-related intangible assets	2	3	4
Write-off of acquired in-process technology	—	—	1
Restructuring charges	3	2	1
Goodwill impairment	29	14	—
Other charges (gains)	1	(0)	2

Total operating expenses	76	61	50

Loss from continuing operations	(41)	(20)	(3)
Interest and other income[1]	6	2	17
Interest expense	(1)	(1)	(2)

Income (loss) from continuing operations before income taxes	(36)	(19)	12
Provision for (benefit from) income taxes	1	14	(8)

Income (loss) from continuing operations	(37)	(33)	20
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	(14)	(6)	(4)
Income from disposal of discontinued operations, net of taxes	3	—	—

Loss from discontinued operations, net of taxes	(11)	(6)	(4)

Net income (loss)	(48)%	(39)%	16%

Notes:

(1)
Prior period financial statements have been reclassified to conform to the current period presentation.

(2)
We completed a total of five acquisitions in fiscal 2005 and fiscal 2004 (Note 17) and recorded a write-off of acquired in-process technology for the Elipsan acquisition. We recorded restructuring charges in fiscal 2006, 2005 and 2004 (Note 8). In fiscal 2006, we recorded an impairment charge of $90.6 million to write-off goodwill (Note 5) and an impairment charge of $10.0 million to write down the Systems long-lived assets to fair value (Note 2) and recorded a loss on disposal of assets of $1.6 million (Note 10). In fiscal 2005, we (i) recorded an impairment charge of $52.3 million to reduce goodwill related to our former Channel segment (Note 4), (ii) recorded a gain of $2.8 million on the sale of certain properties (Note 9), (iii) recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 9), (iv) made a payment of $1.7 million to NSE in the form of a license fee (Note 10), (v) received a tax benefit from the settlement of disputes with the IRS, (vi) incurred $17.6 million in tax expense associated with the repatriation of $360.6 million in cash from our Singapore subsidiary and (vii) recorded a valuation allowance for deferred tax assets of $67.9 million (Note 11). In fiscal 2004, we recorded a gain of

  $49.3 million related to the settlement with the former president of DPT (Note 10), a reduction in the deferred tax asset valuation allowance of $21.6 million (Note 11) and a reduction of previously accrued tax related liabilities of $6.3 million (Note 11). These actions affect the comparability of this data.

Net Revenues.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentage)
DPS	$276.2	(17)%	$333.0	(6)%	$352.3
DSG	33.9	(11)%	38.3	(12)%	43.4

Total Revenues	$310.1	(16)%	$371.3	(6)%	$395.7

Fiscal 2006 compared to Fiscal 2005

        Revenues from our DPS segment decreased by $56.8 million in fiscal 2006 as compared to fiscal 2005 reflecting a decline in sales volumes and average selling prices of our parallel SCSI products, which was partially offset by increased sales of our serial products and benefits associated with the renegotiation of a customer supply contract. The decline in sales volumes of our SCSI products was primarily attributable to the transition from our Ultra 160 products to our Ultra 320 products in which we have a lower market share and a shift to lower cost SATA solutions in which there is a more competitive market.

        Revenues from our DSG segment decreased by $4.4 million in fiscal 2006 compared to fiscal 2005 primarily due to the decline in sales volumes of our SCSI-based desktop computer products. This decline was partially offset by increased sales of our digital media products and sales of storage products that were introduced in the fourth quarter of fiscal 2005. We expect revenues from our DSG products to continue to decline as OEMs are incorporating other connectivity technologies directly into their products.

Fiscal 2005 compared to Fiscal 2004

        Revenues from our DPS segment decreased by $19.3 million in fiscal 2005 as compared to fiscal 2004 reflecting a decline in sales volumes of our SCSI products primarily attributable to the industry shortage of SCSI disk drives in the fourth quarter of fiscal 2005, the transition from our Ultra 160 products to Ultra 320 products and a change in the sales mix of products incorporating our SCSI technology due to customers purchasing more software and chip products which generally have lower average selling prices compared to HBAs or other board level SCSI products. This was partially offset by increased sales from products based on next generation SATA technology and external storage systems.

        Revenues from our DSG segment decreased by $5.1 million in fiscal 2005 as compared to fiscal 2004 as a result of the decline in sales volumes of our SCSI-based desktop computer products and our digital media products, partially offset by increased sales of non-SCSI based connectivity and TV tuner products.

Geographical Revenues and Customer Concentration

Geographical Revenues:	FY 2006	FY 2005	FY 2004
North America	37%	35%	40%
Europe	30%	32%	31%
Pacific Rim	33%	33%	29%

Total Revenues	100%	100%	100%

        Our North America revenues increased as a percentage of our total revenues in fiscal 2006 as compared to fiscal 2005 primarily as a result of benefits associated with the renegotiation of a customer supply contract and increased sales related to a North American OEM, partially offset by a decline in channel sales in North America. Included in European revenues for fiscal 2006 was $11.7 million of a last time buy customer order. Our North America revenues decreased as a percent of our total revenues in fiscal 2005 as compared to fiscal 2004 primarily as a result of decreased sales related to a North American OEM.

        A small number of our customers account for a substantial portion of our revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our revenues for the foreseeable future. In fiscal 2006, IBM and Dell accounted for 30% and 16% of our total revenues, respectively. In fiscal 2005, IBM and Dell accounted for 24% and 15% of our total revenues, respectively. In fiscal 2004, IBM and Dell accounted for 21% and 12% of our total revenues, respectively.

Gross Margin.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Gross Margin	$108.3	(29)%	$151.8	(19)%	$186.4
As a Percentage of Net Revenues	35%		41%		47%

        The decline in gross margin in fiscal 2006 compared to fiscal 2005 was primarily due to changes in our product and customer mix, which led to lower average margins, fixed costs that were distributed over lower revenue levels and an excess inventory expense of $1.9 million recorded in fiscal 2006 related to the transition of our products to comply with the European Union Restriction on Use of Hazardous Substances Directive, or RoHS Directive. This was partially offset by decreased component costs and benefits associated with the renegotiation of a customer supply contract. Our gross margins may be impacted in the future by the mix of OEM and channel revenue.

        The decline in gross margin in fiscal 2005 compared to fiscal 2004 was primarily due to changes in our product mix, which led to lower average margins, and negative margins associated with our new external storage products sold to IBM. Costs associated with our new external storage products sold to IBM impacted our gross margin by $5.2 million compared to the margin we expected to obtain on these products.

Research and Development Expense.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Research and Development	$60.9	(30)%	$86.5	(10)%	$95.6

        Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and Serial Attached SCSI. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs.

        The decrease in research and development expense in fiscal 2006 as compared to fiscal 2005 was primarily a result of reduced headcount achieved as a result of the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005, decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005 and decreased deferred compensation charges in fiscal 2006 compared to fiscal 2005. Deferred compensation charges represented the vesting of assumed stock options in connection with our acquisition of Platys Communications, Inc., or Platys, in August 2001. Deferred compensation charges associated with the Platys acquisition ceased in the first quarter of fiscal 2006.

        The decrease in research and development expense in fiscal 2005 as compared to fiscal 2004 was primarily a result of decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005 and 2004, the reduced headcount as a result of the Vitesse strategic alliance and decreased deferred compensation charges of $2.1 million in fiscal 2005 compared to fiscal 2004. Deferred compensation charges represented the vesting of restricted stock, unvested cash and assumed stock options in connection with our Platys acquisition. This was partially offset by costs associated with the development of the IBM DS300 and DS400 products.

Selling, Marketing and Administrative Expense.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Selling, Marketing and Administrative	$65.0	(10)%	$72.1	1%	$71.2

        As our selling, marketing and administrative expense consists primarily of salaries, including commissions, our expense fluctuates based on changes to our revenue levels.

        The decrease in selling, marketing and administrative expense in fiscal 2006 as compared to fiscal 2005 was primarily a result of decreased spending due to lower revenues and reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2005 and the third quarter of fiscal 2006. This was partially offset by compensation of $1.2 million recorded in the first quarter of fiscal 2006 related to retirement costs of our former Chief Executive Officer.

        The increase in selling, marketing and administrative expense in fiscal 2005 as compared to fiscal 2004 was primarily a result of increased deferred compensation charges of $0.3 million representing the vesting of assumed stock options in connection with our Platys acquisition, and an increase in general corporate expenses related to acquisitions. This was partially offset by decreased spending due to reductions of our workforce and infrastructure spending as a result of the restructuring plans implemented in fiscal years 2005 and 2004.

Amortization of Acquisition-Related Intangible Assets.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$7.2	(23)%	$9.3	(38)%	$14.9

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

        The decrease in amortization of acquisition-related intangible assets in fiscal 2006 compared to fiscal 2005 was due to intangible assets that became fully amortized in August 2005 associated with our Platys acquisition and certain intangible assets that became fully amortized in fiscal 2005 associated with our acquisition of Eurologic Systems Group Limited in April 2003.

        The decrease in amortization of acquisition-related intangible assets in fiscal 2005 compared to fiscal 2004 was due to intangible assets that became fully amortized in December 2003 associated with our DPT acquisition and certain intangible assets associated with our Platys acquisition. This was partially offset by the amortization of $2.2 million of purchased intangible assets related to the acquisition of Elipsan Limited in February 2004.

Restructuring Charges.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Restructuring Charges	$10.4	77%	$5.9	37%	$4.3

        During fiscal 2006, 2005 and 2004, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive new company-wide expense-control programs. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For further discussion on our restructuring plans, please refer to Note 9 to the Notes to Consolidated Financial Statements.

Fiscal 2006 Restructuring Plans

        In the third and fourth quarters of fiscal 2006, management approved and initiated plans to restructure our operations by simplifying our infrastructure. These restructuring plans eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce our cost structure, and sale of our Singapore manufacturing facility.

Fiscal 2005 Restructuring Plans

        In each quarter of fiscal 2005, we implemented restructuring plans (collectively called the fiscal 2005 restructuring provision) to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of Snap Appliance and the Vitesse strategic alliance and costs pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Germany and United Kingdom. This resulted in a restructuring charge of $5.8 million, of which $5.2 million related to the involuntary termination of employees in all functions of the organization and $0.6 million related to the estimated loss on our facilities. As of March 31, 2006, we had utilized all of these charges and the plan is now complete.

Fiscal 2004 Restructuring Plans

        In the fourth, third and second quarters of fiscal 2004, we implemented restructuring plans (collectively called the fiscal 2004 restructuring provision) to consolidate primarily research and development resources, the involuntary termination of certain technical support, marketing and administrative personnel, the shutdown of our Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. As a result, we recorded a restructuring charge of $3.7 million, of which $3.3 million related to severance and benefits to 30 employees. We recorded an adjustment to the fiscal 2004 restructuring provision of $0.2 million in fiscal 2005 as a reduction of severance and benefits as actual results were lower than anticipated, offset by an adjustment of $0.6 million in fiscal 2004 related to the additional lease costs. As of March 31, 2006, we had utilized all of these charges and the plan is now complete.

        In addition, we recorded provision adjustments related to our fiscal 2003, fiscal 2002 and fiscal 2001 restructuring plans and Snap Appliance Acquisition-Related Restructuring Plan (Note 9) in fiscal 2006, 2005 and 2004 for $1.0 million, $0.5 million and $0.3 million, respectively, primarily related to additional lease costs related to the estimated loss on our facilities, which was partially offset by the reduction of severance and benefits as actual results were lower than anticipated.

Goodwill Impairment.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Goodwill Impairment	$90.6	73%	$52.3	100%	$—

        Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at our reporting unit level which is at our operating segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income or discounted cash flows approach and the market approach. In performing our analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

        In connection with the reorganization of our segments in fiscal 2006, which is discussed above and in Note 16 to the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K, an assessment of the recoverability of goodwill was performed. As a result of this review, we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of 2006. Factors that led to this conclusion included but were not limited to, industry technology changes experienced in the first half of fiscal 2006 such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led us to sell the IBM i/p Series RAID business in fiscal 2006 and the decision to sell the systems business; continued losses associated with sales of systems to IBM; and general market conditions.

        Based on our annual review of goodwill in the fourth quarter of fiscal 2005, we recorded an impairment charge of $52.3 million related to our former Channel segment. Factors that led to this conclusion included, but were not limited to, the negative impact of estimates of expected future income associated with increased costs related to recent acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, placed significant risk on our ability to achieve and maintain profitability, and, therefore adversely impacted our profitability forecasts.

Other Charges (Gains).

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Other Charges (Gains)	$1.6	(644)%	$(0.3)	(105)%	$6.0

        Other charges consisted of asset impairment charges related to certain properties or assets and our minority investments. Other charges also included charges associated with our strategic alliances with ServerEngines and Vitesse.

        On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction of January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million) resulting in a loss on disposal of assets of $1.6 million that was recorded in fiscal 2006 in "Other charges (gains)" on the Consolidated Statements of Operations.

        On March 16, 2005, we entered into a strategic alliance with ServerEngines to develop and market next-generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of our former engineering employees and licensed certain technology and acquired certain assets related to our iSCSI and TCP/IP offload protocol engines. On January 26, 2005, we entered into a strategic alliance with Vitesse to develop and market next-generation Serial Attached SCSI products. Under the terms of the alliance, Vitesse employed 44 of our former engineering employees and licensed certain Serial Attached SCSI technology and assets related to our development of Serial Attached SCSI ROC products. As a result, we incurred charges in fiscal 2005 of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the ServerEngines and Vitesse alliances, respectively.

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

        We hold minority investments in non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. We recorded impairment charges of $1.0 million in fiscal 2004 related to a decline in the value of a minority investment deemed to be other-than-temporary.

Interest and Other Income.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Interest Income	$16.6	41%	$11.8	(39)%	$19.2
Gain on Settlement with Former President of DPT	—	0%	—	(100)%	49.3
Payment of License Fee with NSE	—	(100)%	(1.7)	(100)%	—
Loss on Extinguishment of Debt	(0.1)	100%	—	100%	(6.5)
Realized Loss on Repatriation	—	(100)%	(4.5)	(100)%	—
Other	1.1	(60)%	2.8	(39)%	4.4

Total Interest and Other Income	$17.6	111%	$8.4	(87)%	$66.4

        Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, gains or losses from the repurchase of our 3% Convertible Subordinated Notes due 2007, or 3% Notes, and 4 3/4% Convertible Subordinated Notes, due 2004, or 4 3/4% Notes, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities and sublease income received from third parties.

        The increase in interest and other income in fiscal 2006 as compared to fiscal 2005 was primarily due to higher interest rates earned on our cash, cash equivalents and marketable securities in fiscal 2006 and a one-time fully paid-up license payment fee of $1.7 million to Nevada SCSI Enterprises, Inc. and Thomas A. Gaffird (jointly, "NSE"), which was recorded in fiscal 2005, primarily for historical products that incorporated certain technology.

        The decrease in interest and other income in fiscal 2005 as compared to fiscal 2004 was primarily due to: (1) a gain recorded in fiscal 2004 of $49.3 million in relation to a settlement with the former president of DPT; (2) lower interest income earned on our cash, cash equivalents and marketable securities related to lower average cash balances; (3) realized losses on our cash, cash equivalents and marketable securities, of which $4.5 million primarily resulted from the liquidation of investments held by our Singapore subsidiary in connection with the repatriation of undistributed earnings to the U.S.; and (4) a one-time fully paid-up license fee of $1.7 million to NSE, which was recorded in fiscal 2005, primarily for historical products that incorporated certain technology. This was partially offset by losses of $6.5 million on the repurchase of our 3% Notes the redemption of our 4 3/4% Notes in fiscal 2004 and a refund from the State Board of Equalization for prior qualifying sales and use tax payments of $0.7 million in fiscal 2005. For further discussion on the settlement with the former president of DPT and NSE, please refer to Note 11 to the Notes to Consolidated Financial Statements.

Interest Expense

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Interest Expense	$(3.3)	(25)%	$(4.4)	(53)%	$(9.4)

        Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes. 3% Notes and 4 3/4% Notes, issued in December 2003, March 2002 and February 1997, respectively. The decrease in interest expense for fiscal 2006 compared to fiscal 2005 was primarily due to the reduction in the outstanding balances of the 3% Notes, as we repurchased $24.6 million in aggregate principal amount of our 3% Notes during fiscal 2006.The decrease in interest expense for fiscal 2005 compared to fiscal 2004 was primarily due to the reduction in the outstanding balances of the 3% Notes and 4 3/4% Notes, partially offset by interest expense related to our 3/4% Notes.

Income Taxes

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Provision For (Benefit From) Income Taxes	$1.6	(97)%	$51.9	(269)%	$(30.8)

        For fiscal 2006, we recorded an income tax provision of $1.6 million on a pre-tax loss of $113.1 million. Our fiscal 2006 effective income tax rate included an increase in the valuation allowance for deferred tax assets of $14.6 million. In addition, our effective tax rate for fiscal 2006 differs from the combined United States federal and state statutory income tax rate of 40% primarily due to acquisition related impairment charges and losses incurred in foreign jurisdictions for which no tax benefit is derived.

        We had a valuation allowance for deferred tax assets of $91.5 million at March 31, 2006 as we determined that it was more likely than not that substantially all of our U.S. deferred tax assets will not be realized. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2006, our analysis of our deferred tax assets demonstrated that it was more likely than not that all of our U.S. deferred tax assets would not be realized. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the U.S., and uncertain future income on a jurisdiction by jurisdiction basis.

        On October 22, 2004, the American Jobs Creation Act of 2004, also referred to as the Act, was signed into law. The Act created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings subject to certain limitations by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States, resulting in a tax liability of $17.6 million. The one-time deduction is allowed to the extent that the repatriated amounts are used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $257.2 million since these earnings are intended to be reinvested indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        The net tax benefit of $26.4 million for fiscal 2005 related to settled tax controversies, which includes discrete items totaling $31.9 million related to the amount and methodology of resolving issues related to the IRS's audit of our federal income tax audits from fiscal 1998 through fiscal 2001, offset by changes in current pending IRS audits.

        For fiscal 2004, we recorded an income tax benefit of $30.8 million on pre-tax income of $47.4 million. Our fiscal 2004 effective income tax rate included a tax benefit for the reduction in the valuation allowance of $21.6 million and the reduction of previously accrued tax related liabilities of $6.3 million. The valuation allowance for deferred tax assets was established in fiscal 2002 as we determined that it was more likely than not that the deferred tax assets would not be realized. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets and the tax provisions established for fiscal years under IRS audit. At March 31, 2004, our analysis of our deferred tax assets demonstrated that it was more likely than not that all of our deferred tax assets would be realized. Factors that led to this conclusion included, but were not limited to, expected future income, which included the completion of key products based on serial technologies, and increased revenue opportunities, particularly for our systems products, and our historical success in managing our deferred tax assets. In addition, our acquisitions and business alliances, together with our streamlined operations and revised product roadmaps, were expected to be accretive in future periods. Accordingly, we released the valuation allowance and additional tax provision in the fourth quarter of fiscal 2004, based on our conclusion that it was more likely than not that the deferred tax assets existing at March 31, 2004 would be realized. Our effective tax rate for fiscal 2004 also differed from the combined United States federal and state statutory income tax rate of 40% primarily due to the tax benefits from our Singapore tax holiday, research and development credits, and the tax benefit applicable to the DPT purchase price adjustment.

        Our subsidiary in Singapore operated under a tax holiday through March 31, 2006. As the result of the divestiture of our manufacturing operations in Singapore, we are in the process of terminating our tax holiday. We are currently making modifications to our international tax structure to reflect our revised foreign operations. We do not expect these changes, to cause our worldwide effective tax rate to differ materially.

Income (Loss) From Discontinued Operations.

	FY 2006	Percentage Change	FY 2005	Percentage Change	FY 2004
	(in millions, except percentages)
Income (Loss) From Discontinued Operations	$(33.7)	45%	$(23.2)	52%	$(15.3)

        IBM i/p Series RAID Business:    On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, we accrued $0.3 million for lease obligations. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, we received royalties of $5.6 million, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations.

        For fiscal 2005 the loss from discontinued operations for the IBM i/p Series RAID business included the write off of acquired in process technology of $3.0 million and amortization of intangible assets of $4.5 million. The Company also incurred $16.8 million in Research and Development costs while it generated a gross margin of $14.0 million.

        Systems Business:    On September 29, 2005, our Board of Directors approved management's recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that we obtained through the Snap Appliance and Eurologic Systems acquisitions, as well as internally developed hardware and software. In connection with this action, we classified the systems business as a discontinued operations in our consolidated financial statements and are actively pursuing a sale of this business. In the fourth quarter of fiscal 2006 we revised our estimate of the fair values, less cost to sell and recorded a $10.0 million impairment charge on the Snap Appliance assets.

        On January 31, 2006, we signed a definitive agreement with Sanmina—SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. for the sale of our OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over the three-year period.. We recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

        For fiscal 2005 the $9.5 million loss was attributed to higher product margins due in part because the acquisition of Snap Appliances. Revenues increased by $19.9 million and gross margin increased by $18.0 million while there was only a slight increase in operating expenses of $5.1 million.

        For fiscal 2004 the systems business experienced a low gross margin on its products of 15% while there were no significant decreases in operating expenses.

Liquidity and Capital Resources

Key Components of Cash Flow

        Cash used for operations was $7.1 million in fiscal 2006 and $10.3 million in fiscal 2005 compared to cash provided by operations of $95.4 million in fiscal 2004. Cash used for operations for fiscal 2006 resulted primarily from our net loss. This was partially offset by the benefit of non-cash items included in operating results which primarily consisted of an impairment of goodwill of $90.6 million and depreciation and amortization of intangible assets and property and equipment of $24.5 million. Additional factors included changes to working capital assets and liabilities that decreased cash provided by operating activities by $16.3 million, of which $21.4 million was due to a reduction in accounts payable and a decrease in inventory of $36.9 million, which was related to an overall decrease in the business and required lower inventory amounts that in turn reduced the amounts owed to vendors,, and an increase in cash provided by operating activities of discontinued operations of $5.6 million. Cash used for operations for fiscal 2005 resulted primarily from our net loss. This was offset by the benefit of non-cash items included in operating results which primarily consisted of an impairment of goodwill of $52.3 million, a decrease in our deferred tax assets of $50.7 million, depreciation and amortization of intangible assets and property and equipment of $37.2 million and amortization of deferred stock-based compensation of $2.9 million. Additional factors included the non-cash effect on tax settlement of $26.0 million, gain on the sale of long-lived assets of $1.4 million, a decrease in cash provided by operating activities of discontinued operations of $30.6 million, which included decreases in accrued expenses of $16.1 million and was offset by $47.1 million related to impairment charges for other intangible assets, and changes to working capital assets and liabilities that increased cash used for operations by $27.0 million.

        Operating cash for fiscal 2004 resulted primarily from our net income of $62.9 million, adjusted for non-cash items including depreciation and amortization of intangible assets of $49.7 million, amortization of deferred stock-based compensation of $4.1 million, write-off of acquired in process technology of $4.0 million, impairment loss recognized on assets held for sale of $5.0 million, write-off of minority investment of $1.0 million, loss of $6.5 million related to the repurchase of our 3% Notes and 4 3/4% Notes and changes to working capital assets and liabilities that increased cash provided by operating activities by $4.6 million offset by the non-cash portion of the gain on settlement with the former president of DPT of $18.3 million. These factors were partially offset by cash used in operating activities of discontinued operations of $16.0 million.

        Cash used in investing activities was $287.3 million in fiscal 2006 and $22.9 million in fiscal 2004 compared to cash provided by investing activities of $340.8 million in fiscal 2005. Cash used for investing activities in fiscal 2006 was primarily due to net sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $340.9 million and purchases of property and equipment from continuing operations of $7.1 million, partially offset by proceeds from the sale of the IBM i/p Series RAID and Systems businesses of $33.6 million and the sale of the Singapore manufacturing assets of $26.0 million. The cash provided by investing activities in fiscal 2005 was primarily related to sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $470.6 million and proceeds from the sale of long-lived assets of $10.9 million. This was partially offset by our use of cash for the acquisitions of Snap Appliance and the IBM i/p Series RAID business of $65.4 million, purchases of property and equipment from continuing operations of $9.5 million and cash used in investing activities of discontinued operations of $63.4 million. The cash used in investing activities in fiscal 2004 was primarily due to our acquisitions of Eurologic, ICP vortex Computersysteme GmbH, orICP vortex, and Elipsan, payment of holdback amounts in connection with our acquisition of Platys, partially offset by net sales and maturities of marketable securities.

        Cash used for financing activities was $14.9 million in fiscal 2006 and $110.2 million in fiscal 2004 compared to cash provided by financing activities of $8.5 million in fiscal 2005. The cash used for financing activities in fiscal 2006 was primarily driven by the repurchase of $24.3 million in aggregate principal amount of our 3% Notes for $24.3 million, partially offset by proceeds from our issuance of common stock in connection with the exercise of stock options. The cash provided by financing activities in fiscal 2005 was related to net proceeds received from our issuance of common stock in connection with purchases made under our employee stock purchase plan and the exercise of stock options. The cash used in financing activities in fiscal 2004 was primarily driven by repurchases of our 4 3/4% and 3% Notes, partially offset by net proceeds from the issuance of our 3/4% Notes.

Liquidity, Capital Resources and Financial Condition

        At March 31, 2006, we had $556.5 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $88.2 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of approximately $257.2 million since we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company. If we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        In December 2003, we issued $225.0 million in aggregate principal amount of our 3/4% Notes. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds from the offering were $218.2 million. In conjunction with the issuance of the 3/4% Notes, we spent $64.1 million to enter into a convertible bond hedge transaction. We also received $30.4 million from the issuance of warrants to purchase up to 19.2 million shares of our common stock. Please refer to Note 6 for a detailed discussion of our debt and equity transactions. At March 31, 2006, we had $235.6 million of aggregate principal amount in convertible notes that are due in March 2007 and December 2023 in the amount of $10.6 million and $225.0 million, respectively.

        We are required to maintain restricted cash or investments to serve as collateral for the first six scheduled interest payments and the first ten scheduled interest payments on our 3% Notes and 3/4% Notes, respectively. As of March 31, 2006, we had $4.8 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.7 million was classified as short-term and $3.1 million was classified as long-term.

        We expect capital expenditures of between $5.0 million and $10.0 million during fiscal 2007, without taking into account any acquisitions.

        We filed a petition in United States Tax Court contesting asserted deficiencies related to the IRS' audit of our fiscal 1997 tax return and final settlement agreements have been filed with the United States Tax Court on all but one issue. In addition, the IRS is auditing our Federal income tax returns for fiscal 1998 through fiscal 2003. We have resolved all issues for fiscal 1998 through fiscal 2001 other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. The fiscal 2002 and 2003 audit is ongoing. We believe that we have sufficient tax provisions for these years. We believe the final outcome of the IRS audits will not have a material adverse impact on our liquidity.

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

        We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional cash to fund acquisitions or investment opportunities. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute existing ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business.

        The following table summarizes our contractual obligations at March 31, 2006.

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt and Associated Interest	$266,309	$12,621	$3,375	$3,375	$246,938
Operating Leases	21,054	7,482	9,090	3,651	831
Purchase Obligations[1]	8,298	8,298	—	—	—
Other Long-Term Liabilities	3,506	583	801	—	2,122

Total	$299,167	$28,984	$13,266	$7,026	$249,891

(1)
For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of March 31, 2006. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

        We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2006, the carrying value of such investments aggregated $2.9 million. We have also committed to provide additional funding of up to $0.2 million.

Off Balance-Sheet Arrangements

        In conjunction with the issuance of the 3/4% Notes in December 2003, we entered into a convertible bond hedge transaction with an affiliate of one of the original purchasers of the 3/4% Notes. The convertible bond hedge is designed to mitigate stock dilution from conversion of the 3/4% Notes. The convertible bond hedge has value if the average market price per share of our common stock upon exercise or expiration of the bond hedge is greater than $11.704 per share. Under the convertible bond hedge arrangement, the counterparty agreed to sell to us up to 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at our option either in cash or net shares and expires in December 2008. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving a number of shares of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the convertible bond hedge transaction, the amount of cash or net shares potentially received by us will depend upon then-existing overall market conditions, and on our stock price, the volatility of our stock and the amount of time remaining on the convertible bond hedge.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

        Revenue Recognition:    We recognize revenue from the majority of our product sales, including sales to OEMs, distributors and retailers, upon shipment from us, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales where software is essential to the functionality is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by our customer, the price is fixed or determinable and collectibility is reasonably assured.

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

        Inventory:    The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of salable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. To the extent our demand forecast for specific products is less than quantities of our product on hand and our non-cancelable orders, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. Additionally, if actual demand is higher than our demand forecast for specific products that have been fully reserved, our future margins may be higher.

        Goodwill:    Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review on the last day of February of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of our segments (which we have determined to be our reporting units) to their carrying value, including the goodwill related to the segments. To determine the fair value, our review process uses the income, or discounted cash flows approach and the market approach, which utilizes comparable companies' data. The discounted future cash flow approach uses estimates including the following for each segment: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business's weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. If future forecasts are revised, they may indicate or require future impairment charges. We also considered our market capitalization on the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses. If the carrying amount of the reporting unit, which is at our segment level, exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. In fiscal 2006, we performed an assessment of the recoverability of goodwill in connection with the reorganization of our segments and determined that goodwill was impaired. As a result, we recorded an impairment charge and wrote-off our entire balance of goodwill of $90.6 million in the second quarter of 2006. We also performed our annual goodwill impairment test in the fourth quarter of fiscal 2005 and determined that goodwill was impaired. As a result, we recorded an impairment charge of $52.3 million in fiscal 2005 related to our former Channel segment.

        The discounted cash flow approach for estimating the fair value is dependent on a number of factors including estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates used to calculate the discounted cash flow. Our fair value estimates, as well as the allocation of net assets to reporting units, are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and, as a result, actual results may differ from those estimates.

        Income Taxes:    We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

        We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of expected future income at March 31, 2005, it was considered more likely than not that a valuation allowance for all U.S. deferred tax assets was required, resulting in a $67.9 million charge included in our tax provision. At March 31, 2006, the valuation allowance against our deferred tax assets totaled $91.5 million.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. Tax related liabilities were released generating a net tax benefit of $26.4 million and $6.3 million in fiscal 2005 and fiscal 2004, respectively. For a discussion of current tax matters, see Note 12 in the Notes to Consolidated Financial Statements.

Acquisitions and Other Major Transactions

        We are continually exploring strategic acquisitions to build upon our existing library of intellectual property and enhance our technological leadership in the markets where we operate.

Fiscal 2006

Dispositions

        On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of a majority of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million) resulting, in a loss on disposal of assets of $1.6 million that was recorded in "Other charges (gains)" on the Consolidated Statements of Operations.

        On September 30, 2005, we sold our IBM i/p Series RAID business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM will pay us royalties for the sale of our board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, we received royalties of $5.6 million, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations.

        On September 29, 2005, our Board of Directors approved management's recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions, as well as internally developed hardware and software. In connection with this action, we have classified the systems business as a discontinued operation in our consolidated financial statements. Accordingly, we have reclassified the underlying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect this business as part of discontinued operations.

        On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. We recognized a gain of $12.1 million was recognized on the disposal of the OEM block-based systems business.

Fiscal 2005

Acquisitions

        During the first quarter of fiscal 2005, we purchased the IBM i/p Series RAID business. During the second quarter of fiscal 2005, we purchased Snap Appliance. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between our accounting policies and those of the IBM i/p Series RAID business and Snap Appliance. However, as a result of the sale of the IBM i/p Series RAID business and our plan to divest our systems business, the assets expected to be sold have been reclassified as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheet at March 31, 2006 and the related operations have been reclassified to "Income (loss) from discontinued operations, net of taxes" on the Consolidated Statements of Operations, as discussed in Note 2.

        IBM i/p Series RAID:    On June 29, 2004, we completed the acquisition of IBM's i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement granted us the right to use IBM's RAID technology and embedded Power PC technology for our internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, we also entered into a three-year exclusive product supply agreement under which we will supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. We also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to us for the term of the supply agreement at agreed upon rates.

        The final purchase price totaled $49.3 million, which consists of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.7 million. This purchase price included a final adjustment of $0.2 million in the first quarter of fiscal 2006 to both goodwill and acquisition costs. In connection with the acquisition, we issued to IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consisted primarily of legal, valuation and other fees.

        Snap Appliance:    On July 23, 2004, we completed the acquisition of Snap Appliance, a provider of NAS products, to expand our product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The final purchase price was $83.7 million, consisting of $76.7 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. This purchase price included a final adjustment of $0.7 million in the first quarter of fiscal 2006 to both goodwill and acquisitions costs. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years.

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

        In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with us, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by us. In fiscal 2005, the Consolidated Statements of Operations included compensation expense related to the management incentive program of $5.7 million and an additional $1.4 million was originally accrued in the Snap Appliance acquisition-related restructuring. Any amounts outstanding as of the completion of the sale of the systems business, which includes Snap Applicance, will be accelerated.

        A portion of the Snap Appliance acquisition price totaling $5.4 million was held back, and in connection with the management incentive program, $1.3 million will be held back for a total of $6.7 million, also referred to as the Snap Appliance Holdback, for unknown liabilities that may have existed as of the acquisition date. The Snap Appliance Holdback was to be paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims: we have asserted claims against the holdback totaling approximately $3.0 million.

        Acquisition-Related Restructuring:    During the first quarter of fiscal 2006, we finalized our Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. We recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and total adjustments of $0.7 million were recorded in each subsequent quarter through the first quarter of fiscal 2006. Any further changes to our finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Discontinued operations, net of taxes" in the Consolidated Statements of Operations. In the third quarter of fiscal 2006, we recorded additional adjustments of $0.2 million due to additional lease costs related to the estimated loss of facilities that we subleased. As of March 31, 2006, we had utilized $4.4 million of these charges. We anticipate that the remaining restructuring reserve balance of $2.5 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

IBM Distribution Agreement

        In December 2004, we entered into a distribution agreement with IBM for our RAID controllers and connectivity products sold for IBM's iSeries and pSeries servers. The agreement was made through an amendment to our existing i/p Series RAID supply and intellectual property agreement entered into in June 2004 (See Note 17). The distribution agreement was accounted for as a standalone transaction as it was not contemplated at the time we entered into the original IBM i/p Series RAID transaction.

        On September 30, 2005, we sold the IBM i/p Series RAID business to IBM. As a result the distribution agreement was cancelled as part of the sale.

Fiscal 2004

Acquisitions

        During the first quarter of fiscal 2004, we purchased Eurologic and ICP vortex. During the fourth quarter of fiscal 2004, we purchased Elipsan. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between our accounting policies and those of Eurologic, ICP vortex or Elipsan. However, as a result of our plan to divest the systems business, which includes Eurologic, the assets expected to be sold have been reclassified as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheet at March 31, 2006 and the related operations have been reclassified to "Income (loss) from discontinued operations, net of taxes" on the Consolidated Statements of Operations, as discussed in Note 2.

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

        Eurologic Holdback:    As part of the Eurologic purchase agreement, $3.8 million of the cash payment was held back, also known as the Holdback, for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the purchase price, was included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2005 and was to be paid to the former Eurologic stockholders 18 months after the acquisition closing date, except for funds necessary to provide for any pending claims. We paid $2.3 million of the Holdback as of March 31, 2005 and have asserted claims against the remaining amount for liabilities of which we became aware following the consummation of the transaction. The former Eurologic stockholders have disputed these claims and have requested release of the remaining Holdback.

        Eurologic Earn-out Payments:    We also agreed to pay the stockholders of Eurologic contingent consideration of up to $10.0 million in cash if certain revenue levels were achieved by the acquired Eurologic business in the period from July 1, 2003 through June 30, 2004. The milestone to achieve the contingent consideration was not attained as of June 30, 2004. As a result, no additional payments were made to former stockholders of Eurologic.

        Eurologic Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2004, we finalized our plans to integrate the Eurologic operations. The integration plan included the involuntary termination or relocation of approximately 110 employees, exiting duplicative facilities and the transition of all manufacturing operations from Dublin, Ireland to our manufacturing facility in Singapore. The consolidation of the manufacturing operations as well as involuntary employee terminations was completed in the fourth quarter of fiscal 2004. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Eurologic. We recorded a liability of $3.3 million in fiscal 2004 for these activities. As of December 31, 2004, we utilized all of these charges and the plan is materially complete.

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

        Elipsan:    On February 13, 2004, we completed the acquisition of Elipsan, a provider of networked storage infrastructure software. Elipsan's storage virtualization technology was acquired to enable us to make storage more cost-effective, easier to scale, and to increase performance across multiple RAID subsystems. The final purchase price was $19.4 million in cash, which included $0.7 million in transaction fees, consisting of legal, valuation and accounting fees. The purchase price included a final adjustment of $0.8 million in fiscal 2005, primarily related to the reversal of the acquisition-related restructuring reserves of approximately $0.7 million.

        Elipsan Holdback:    As part of the Elipsan purchase agreement, $2.0 million of the cash payment was held back, also known as the Elipsan Holdback, for unknown liabilities that may have existed as of the acquisition date. The Elipsan Holdback of $2.0 million was paid in the second quarter of fiscal 2006.

        Elipsan Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2005, we finalized our plans related to the integration of the Elipsan operations. The plan included the integration of certain duplicative resources, related to both severance and benefits in connection with the involuntary termination or relocation of employees and, accordingly, recorded a $0.8 million reserve as of March 31,

2004. In fiscal 2005, we recorded an adjustment of $0.7 million as a reduction to the liability with a corresponding decrease to goodwill, as we intend to retain these employees. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. As of March 31, 2005, we made payments of approximately $25,000 under the plan. We anticipate that the remaining restructuring reserve balance of approximately $45,000 will be paid out by the second quarter of fiscal 2007.

Recent Accounting Pronouncements

        In June 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Our results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

        In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. We intend to use the modified prospective method, which will result in a significant increase to expenses on our consolidated financial statements beginning April 1, 2006. We cannot currently quantify the impact of the adoption of SFAS No. 123(R) and SAB 107 as it will depend on the amount of share-based payments that we grant in the future as well as other variables that affect the fair market value estimates which cannot be forecasted at this time. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 of the Notes to the Consolidated Financial Statements may not be representative of the impact of adopting this statement.

        In June 2005, the FASB issued FSP 143-1, which provides guidance in accounting for obligations associated with Directive 2002/96/EC (the "Directive") on Waste Electrical and Electronic Equipment adopted by the European Union. FSP 143-1 is required to be applied to the later of the first period ending after June 6, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between "new" and "historical" waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of SFAS No. 143 and the related FIN No. 47 for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additonally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households. We expect to adopt FSP 143-1 in fiscal 2007. We are continuing to analyze the impact of the Directive and FSP 143-1 on our financial position and results of operations.

        In November 2005, the FASB issued FSP 115-1 and FAS 124-1, which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certaindisclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and FAS 124-1 are effective for all reporting periods beginning after December 15, 2005. At March 31, 2006, none of our unrealized investment losses were recognized as other-than-temporary impairments in our available-for-securities. We do not believe FSP 115-1 and FAS 124-1 will have a material effect on our consolidated financial position, results of operations or cash flow.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. As of March 31, 2006, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $430.0 million (see Note 3 of the Notes to Consolidated Financial Statements) and included corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline in the fair value of the portfolio would not be material to our financial position. Declines in interest rates will, over time, reduce our interest income.

Equity Price Risk

        We consider our direct exposure to equity price risk to be minimal. We invest in technology companies through two venture capital funds. As of March 31, 2006, the carrying value of such investments aggregated $2.9 million. We monitor our equity investments on a periodic basis. In the event that the carrying value of our equity investments exceeds their fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value.

Foreign Currency Risk

        We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact on our results. For all three fiscal years presented there was an immaterial currency exchange impact from our intercompany transactions. In the past, we have entered into forward exchange contracts to hedge certain firm commitments denominated into foreign currencies. Forward exchange contracts are denominated in the same currency as the underlying transaction and the terms of the forward foreign exchange contracts generally match the terms of the underlying transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. As there were no forward exchange contracts outstanding as of March 31, 2006 and 2005, the effect of an immediate 10% change in exchange rates on forward exchange contracts would not have affected our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

        See the index appearing under Item 15(a)(1) on page 55 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2006 and 2005 and for each of the three years in the period ended March 31, 2006 and the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and our overall control environment. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2006.

        Our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

        Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors is incorporated by reference from the information under the caption: "Proposal No. 1—Election of Directors" in our definitive Proxy Statement for our Annual Meeting of Stockholders or the Proxy Statement. Information regarding the compliance by our directors, executive officers and 10% or greater stockholders with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption: "Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement. Information with respect to our executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

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
The following documents are filed as a part of this Annual Report on Form 10-K:

1.
Index to Financial Statements:

        The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are contained in this Annual Report on Form 10-K:

2.     Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended March 31, 2006
Allowance for doubtful accounts[1]	$1,029	$5	$220	$814
Sales returns[1]	4,199	12,445	11,901	4,743
Allowances[1]	10,090	14,350	18,373	6,067
Year ended March 31, 2005
Allowance for doubtful accounts[1]	$1,269	$132	$372	$1,029
Sales returns[1]	3,960	15,535	15,296	4,199
Allowances[1]	4,727	23,362	17,999	10,090
Year ended March 31, 2004
Allowance for doubtful accounts[1]	$1,298	$378	$407	$1,269
Sales returns[1]	3,904	13,112	13,056	3,960
Allowances[1]	3,930	12,286	11,489	4,727

Notes:

(1)
Amounts are included in "Accounts receivable" in the Consolidated Balance Sheets.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto.

3.     Exhibits:

			Incorporated by Reference
						Filed with this 10-K
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.9	08/13/01
2.02	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	8-K	000-15071	2.1	09/07/01
2.03	Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02	Bylaws of Registrant, as amended on May 18, 2006.	8-K	000-15071	3.01	05/24/06
4.01	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	S-3	333-89666	4.04	06/03/02
4.02	Form of 3% Convertible Subordinated Note.	S-3	333-89666	4.05	06/03/02
4.03	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	S-3	333-89666	4.06	06/03/02
4.04	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	S-3	333-89666	4.07	06/03/02
4.05	Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	S-3	333-86098	4.04	04/12/02
4.06	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.07	Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.08	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.09	Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04

4.10		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.11		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
4.12		Third Amended and Restated Rights Agreement dated February 1, 2001 between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	000-15071	4.1	03/20/01
10.01	†	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	†	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	†	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.04	†	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	10-Q	000-15071	10.01	11/03/03
10.05	†	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.06	†
		Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	10-K	000-15071	(B)	(B)
10.07	†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.08	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.09	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.10	†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.11	*	Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.1	02/09/96
10.12	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.2	02/09/96
10.13		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.17	06/29/99
10.14	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.16	06/29/99

10.15	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/27/00
10.16	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/26/01
10.17	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-Q	000-15071	10.01	02/11/02
10.18	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	10-K	000-15071	10.14	06/26/98
10.19		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.16	06/28/95
10.20		Amendment to the Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.20	06/14/04
10.21		License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.14	06/27/00
10.22		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.21	06/24/02
10.23		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.24	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	8-K	000-15071	99.1	01/24/03
10.25	†	Registrant's Incentive Plan	10-Q	000-15071	10.01	08/09/04
10.26	†	Amended Registrant's Incentive Plan	10-Q	000-15071	10.01	02/07/05
10.27		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.28	†	2004 Equity Incentive Plan	S-8	333-119271	4.03	09/24/04
10.29	†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.30	†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.31	†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.32	†	Registrant's Variable Incentive Plan	10-Q	000-15071	10.05	11/10/04

10.33	†	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.34	†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.35	†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.36	†	Chairman of the Board Compensation Arrangement	10-K	000-15071	10.41	06/14/05
10.37	†	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.38	†	Separation agreement and general release for Mr. Robert N. Stephens, effective as of July 8, 2005	8-K	000-15071	10.01	07/06/05
10.39	†	Employment Agreement of Subramanian "Sundi" Sundaresh, effective as of September 21, 2005	8-K	000-15071	10.01	09/27/05
10.40	†	Employment Agreement Addendum of Mr. Subramanian Sundaresh, effective as of November 14, 2005	8-K/A	000-15071	10.01	11/17/05
10.41	†	Employment Agreement of Marcus Lowe, effective as of September 21, 2005	8-K	000-15071	10.03	09/27/05
10.42	†	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05
10.43	**	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06
10.44	**	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06
10.45	**	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06
10.46	†	Employment Agreement of Mr. Christopher O'Meara, effective as of March 21, 2006	8-K	000-15071	10.01	03/27/06
10.47	†	Form of New Indemnification Agreement entered into between Registrant and its officers and directors	8-K	000-15071	99.1	04/11/06
10.48		Adaptec Incentive Plan, Fiscal 2007	8-K	000-15071	99.01	05/24/06
10.49	**	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among Adaptec, Inc., Sanmina-SCI Corporation and Sanmina-SCI USA, Inc.					X
21.01		Subsidiaries of Registrant.	10-K	000-15071	21.01	06/14/05
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

ADAPTEC, INC.
Date: June 13, 2006	/s/ SUBRAMANIAN SUNDARESH Subramanian Sundaresh President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUBRAMANIAN SUNDARESH Subramanian Sundaresh	President and Chief Executive Officer (principal executive officer)	June 13, 2006
/s/ CHRISTOPHER O'MEARA Christopher O'Meara	Vice President and Chief Financial Officer (principal financial officer)	June 13, 2006
/s/ JOHN M. WESTFIELD John M. Westfield	Vice President and Corporate Controller (principal accounting officer)	June 13, 2006
/s/ CARL J. CONTI Carl J. Conti	Chairman	June 13, 2006
/s/ LUCIE J. FJELDSTAD Lucie J. Fjeldstad	Director	June 13, 2006
/s/ JOSEPH S. KENNEDY Joseph S. Kennedy	Director	June 13, 2006
/s/ ILENE H. LANG Ilene H. Lang	Director	June 13, 2006
/s/ ROBERT J. LOARIE Robert J. Loarie	Director	June 13, 2006
/s/ D. SCOTT MERCER D. Scott Mercer	Director	June 13, 2006
/s/ CHARLES J. ROBEL Charles J. Robel	Director	June 13, 2006
/s/ DR. DOUGLAS E. VAN HOUWELLING Dr. Douglas E. Van Houweling	Director	June 13, 2006

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net revenues	$310,145	$371,257	$395,688
Cost of revenues	201,890	219,455	209,268

Gross profit	108,255	151,802	186,420

Operating expenses:
Research and development	60,895	86,479	95,610
Selling, marketing and administrative	64,989	72,120	71,185
Amortization of acquisition-related intangible assets	7,155	9,251	14,929
Write-off of acquired in-process technology		—	4,000
Restructuring charges	10,430	5,896	4,313
Goodwill impairment	90,602	52,272	—
Other charges (gains)	1,579	(290)	5,977

Total operating expenses	235,650	225,728	196,014

Loss from continuing operations	(127,395)	(73,926)	(9,594)
Interest and other income	17,621	8,369	66,429
Interest expense	(3,314)	(4,439)	(9,424)

Income (loss) from continuing operations before income taxes	(113,088)	(69,996)	47,411
Provision for (benefit from) income taxes	1,608	51,894	(30,796)

Income (loss) from continuing operations	(114,696)	(121,890)	78,207
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	(43,546)	(23,216)	(15,300)
Income from disposal of discontinued operations, net of taxes	9,810	—	—

Loss from discontinued operations, net of taxes	(33,736)	(23,216)	(15,300)

Net income (loss)	$(148,432)	$(145,106)	$62,907

Net income (loss) per share:
Basic
Continuing operations	$(1.01)	$(1.10)	$0.72
Discontinued operations	$(0.30)	$(0.21)	$(0.14)
Net income (loss)	$(1.31)	$(1.31)	$0.58
Diluted
Continuing operations	$(1.01)	$(1.10)	$0.65
Discontinued operations	$(0.30)	$(0.21)	$(0.12)
Net income (loss)	$(1.31)	$(1.31)	$0.53
Shares used in computing net income (loss) per share:
Basic	113,405	110,798	108,656
Diluted	113,405	110,798	128,807

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$131,373	$441,588
Marketable securities	425,179	84,968
Restricted cash and marketable securities	1,663	1,766
Accounts receivable, net of allowance for doubtful accounts of $814 in 2006 and $1,029 in 2005	47,876	70,159
Inventories	23,423	60,204
Prepaid expenses	2,730	21,822
Other current assets	23,504	4,259
Current assets of discontinued operations	4,896	—

Total current assets	660,644	684,766
Property and equipment, net	30,665	56,180
Restricted marketable securities, less current portion	3,086	4,615
Goodwill	—	91,486
Other intangible assets, net	18,471	79,457
Other long-term assets	10,073	47,002
Long-term assets of discontinued operations	14,460	—

Total assets	$737,399	$963,506

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,246	$61,637
Accrued liabilities	82,866	116,007
3% Convertible Subordinated Notes	10,637	—
Current liabilities of discontinued operations	4,856	—

Total current liabilities	138,605	177,644

3/4% Convertible Senior Subordinated Notes	225,000	225,000
3% Convertible Subordinated Notes, less current portion	—	35,190
Other long-term liabilities	4,349	15,349
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 115,467 as of March 31, 2006 and 112,339 as of March 31, 2005	115	112
Additional paid-in capital	174,648	165,707
Deferred stock-based compensation	(319)	(2,416)
Accumulated other comprehensive income (loss), net of taxes	(2,781)	706
Retained earnings	197,782	346,214

Total stockholders' equity	369,445	510,323

Total liabilities and stockholders' equity	$737,399	$963,506

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	(148,432)	(145,106)	62,907
Add: Loss from discontinued operations, net of taxes	33,736	23,216	15,300
Income (loss) from continuing operations	$(114,696)	$(121,890)	$78,207
Adjustments to reconcile income (loss) from continuing operataions to net cash provided by (used for) operating activities:
Write-off of acquired in-process technology	—	—	4,000
Non-cash charges associated with restructuring and other charges	—	109	6,082
Stock-based compensation	302	2,873	4,078
Loss (gain) on the sale of long-lived assets	1,579	(1,359)	—
Goodwill impairment	90,602	52,272	—
Non-cash effect of tax settlement	—	(26,009)	—
Loss on extinguishment of debt	80	—	6,466
Non-cash portion of DPT settlement gain	—	—	(18,256)
Depreciation and amortization	24,511	37,234	49,653
Deferred income taxes	—	50,739	(24,602)
Income tax benefits (provision) of employees' stock transactions	—	(616)	580
Other non-cash items	1,267	(36)	596
Changes in assets and liabilities (net of acquired businesses):
Accounts receivable	22,289	(12,546)	14,055
Inventories	11,529	(7,121)	(12,313)
Prepaid expenses and other current assets	(5,314)	15,710	18,439
Other assets	(452)	(956)	9,449
Accounts payable	(21,366)	21,380	(3,077)
Other liabilities	(23,014)	10,559	(21,951)

Net Cash Provided by (Used for) Operating Activities of Continuing Operations	(12,683)	20,343	111,406
Net Cash Provided by (Used for) Operating Activities of Discontinued Operations	5,573	(30,600)	(16,004)

Net Cash Provided by (Used for) Operating Activities	(7,110)	(10,257)	95,402

Cash Flows From Investing Activities:
Payment of holdback in connection with acquisition of Platys	—	—	(3,589)
Payment of holdback in connection with acquisition of Eurologic	—	(2,279)	—
Purchases of businesses, net of cash acquired	—	(65,380)	(36,589)
Purchases of restricted marketable securities	—	—	(7,915)
Maturities of restricted marketable securities	1,688	2,736	6,378
Purchases of property and equipment	(7,058)	(9,533)	(7,572)
Proceeds from the sale of the IBM i/p and systems business	33,630	—	—
Proceeds from the sale of the Singapore manufacturing assets	25,986	—	—
Proceeds from sale of long-lived assets	2,684	10,877	—
Purchases of marketable securities	(596,866)	(328,167)	(807,889)
Sales of marketable securities	217,186	718,009	730,211
Maturities of marketable securities	37,090	77,997	114,946

Net Cash Provided by (Used for) Investing Activities of Continuing Operations	(285,660)	404,260	(12,019)
Net Cash Used for Investing Activities of Discontinued Operations	(1,655)	(63,418)	(10,847)

Net Cash Provided by (Used for) Investing Activities	(287,315)	340,842	(22,866)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible notes, net of issuance costs	—	—	218,250
Repurchases and redemption of convertible notes	—	—	(298,554)
Repurchases and redemption on long-term debt	(24,309)	—	—
Purchase of convertible bond hedge	—	—	(64,140)
Proceeds from issuance of warrant	—	—	30,390
Proceeds from the issuance of common stock	9,388	8,503	7,522
Installment payment on acquisition of software licenses	—	—	(3,633)

Net Cash Provided by (Used for) Financing Activities	(14,921)	8,503	(110,165)

Effect of foreign currency translation on cash and cash equivalents	(869)	37	919

Net Increase (Decrease) in Cash and Cash Equivalents	(310,215)	339,125	(36,710)
Cash and Cash Equivalents at Beginning of Year	441,588	102,463	139,173

Cash and Cash Equivalents at End of Year	$131,373	$441,588	$102,463

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-based Compensation		Retained Earnings
	Shares	Amount					Total
	(in thousands)
Balance, March 31, 2003	107,894	$108	$178,580	$(8,114)	$3,790	$428,413	$602,777
Components of comprehensive income:
Net income	—	—	—	—	—	62,907	62,907
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(1,709)	—	(1,709)
Foreign currency translation adjustment, net of taxes	—	—	—	—	919	—	919

Total comprehensive income, net of taxes	—						62,117

Sale of common stock under employee stock purchase and option plans	1,926	2	7,520	—	—	—	7,522
Income tax benefits of employees' stock transactions	—	—	580	—	—	—	580
Issuance of common stock in connection with acquisitions	—	—	1,582	—	—	—	1,582
Amortization of deferred stock-based compensation	—	—	—	4,078	—	—	4,078
Adjustment of deferred stock-based compensation	(10)	—	(1,323)	1,323	—	—	—
Net cash paid for convertible bond hedge, warrant and related costs	—	—	(33,765)	—	—	—	(33,765)

Balance, March 31, 2004	109,810	110	153,174	(2,713)	3,000	491,320	644,891
Components of comprehensive loss:
Net loss	—	—	—	—	—	(145,106)	(145,106)
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(2,732)	—	(2,732)
Foreign currency translation adjustment, net of taxes	—	—	—	—	438	—	438

Total comprehensive loss, net of taxes							(147,400)

Sale of common stock under employee stock purchase and option plans	2,514	1	8,502	—	—	—	8,503
Income tax provision of employees' stock transactions	—	—	(616)	—	—	—	(616)
Issuance of restricted stock	15	1	117	(118)	—	—	—
Issuance of common stock in connection with acquisition	—	—	3,464	—	—	—	3,464
Deferred stock-based compensation			3,598	(3,598)	—	—	—
Amortization of deferred stock-based compensation	—	—	75	3,450	—	—	3,525
Adjustment of deferred stock-based compensation	—	—	(563)	563	—	—	—
Issuance of warrant in connection with acquisition	—	—	2,024	—	—	—	2,024
Non-cash tax settlement	—	—	(4,068)	—	—	—	(4,068)

Balance, March 31, 2005	112,339	112	165,707	(2,416)	706	346,214	510,323
Components of comprehensive loss:
Net loss	—	—	—	—	—	(148,432)	(148,432)
Unrealized loss on available-for-sale investments, net of taxes	—	—	—	—	(2,687)	—	(2,687)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(800)	—	(800)

Total comprehensive loss, net of taxes							(151,919)

Sale of common stock under employee stock purchase and option plans	3,131	3	9,385	—	—	—	9,388
Amortization of deferred stock-based compensation		—		1,653		—	1,653
Adjustment of deferred stock-based compensation	(3)	—	(444)	444	—	—	—

Balance, March 31, 2006	115,467	$115	$174,648	$(319)	$(2,781)	$197,782	$369,445

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description

        Adaptec, Inc. ("Adaptec" or the "Company") designs, manufactures and markets storage products and software that are easy to manage and enable organizations to move, manage and protect critical data and digital content. The Company's software and hardware products range from ASIC and RAID components to external storage arrays, and span SCSI, Serial Attached SCSI, SATA, Fibre Channel, and iSCSI technologies. Adaptec's broad range of chips, add-in cards and network storage arrays gives businesses a migration path from internal to external storage. Adaptec's products use a common management tool to simplify storage administration and reduce related costs. Adaptec products are sold through OEMs and distribution channel customers to enterprises, small and midsize businesses, government agencies, VARs, direct marketers, and retail users across geographically diverse markets.

Basis of Presentation

        The consolidated financial statements include the accounts of Adaptec and all of its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

        The glossary of key acronyms used in the Company's industry and accounting rules and regulations referred to within the Notes are listed in alphabetical order in Note 20.

Use of Estimates and Reclassifications

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company relies on forward looking projections to estimate any potential valuation allowances required related to net deferred tax assets, inventory reserves or impairments of long-lived assets. These estimates include, among other things, the amount and timing of future revenues that are expected to come from products and services that have either recently been introduced or that are to be introduced in the future. It is reasonably possible that actual results could differ from such estimates resulting in valuation allowances of net deferred tax assets, inventory reserve charges, goodwill impairments or other charges.

        Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including reclassification of auction rate securities from cash and cash equivalents to marketable securities. Previously, such auction rate securities were classified as cash and cash equivalents. Accordingly, the Company revised its presentation to exclude from cash and cash equivalents $16.7 million of auction rate securities at March 31, 2004, and to include such amounts as marketable securities. In addition, the Company has made corresponding adjustments to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these auction rate securities as investing activities. This reclassification resulted in a net decrease in cash used for investing activities by $6.5 million in fiscal 2004. This reclassification had no impact on previously reported results of operations, cash flows from operating activities or working capital of the Company.

        In addition, as discussed in Note 2, on September 30, 2005, the Company completed the sale to International Business Machines ("IBM") of its IBM i/p Series RAID component business ("IBM i/p Series RAID Business"), and on September 29, 2005 the Company's Board of Directors approved management's recommendation to divest its systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Company's acquisition of Snap Appliance,

Inc. in fiscal 2005 and Eurologic Systems Group Limited in fiscal 2004 as well as internally generated hardware and software. Both of these businesses have been accounted for as discontinued operations. Accordingly, the Company has reclassified the underlying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect the IBM i/p Series RAID Business and the systems business as discontinued operations. In the third quarter of fiscal 2006, in conjunction with the renegotiation of a customer supply contract, the Company decided to retain a product line that was previously classified within discontinued systems business. Accordingly, the Company has reclassified the underlying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and related disclosures for all periods presented to reflect that product line as part of continuing operations.

        Unless otherwise indicated and other than balance sheet amounts as of March 31, 2005, the Notes to the Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

Acquisitions

        In fiscal 2005, the Company purchased the IBM i/p Series RAID business and Snap Appliance, Inc. ("Snap Appliance"). In fiscal 2004, the Company purchased Eurologic Systems Group Limited ("Eurologic"), ICP vortex Computersysteme GmbH ("ICP vortex") and Elipsan Limited ("Elipsan"). Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between the Company's accounting policies and those of the IBM i/p Series RAID business, Snap Appliance, Eurologic, ICP vortex or Elipsan. See Note 17 for further discussion of the Company's acquisition activities. However, as a result of the sale of the IBM i/p Series RAID Business and the Company's plan to divest its systems business, the assets expected to be sold have been classified as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheet at March 31, 2006 and the related operations have been reclassified to "Income (loss) from discontinued operations, net of taxes" on the Consolidated Statements of Operations, as discussed in Note 2. This reclassification is primarily related to the IBM i/p Series RAID Business, Snap Appliance and Eurologic acquisitions.

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

Derivative Financial Instruments

        The Company did not enter into forward exchange or other derivative foreign currency contracts during the fiscal years ended March 31, 2006, 2005 and 2004. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. In connection with the issuance of its 3/4% Convertible Senior Subordinated Notes due 2023 ("3/4% Notes"), the Company entered into a derivative financial instrument to repurchase its common stock, at the Company's option, at specified prices in the future to mitigate potential dilution as a result of the conversion of the 3/4% Notes. See Note 6 for further details.

Fair Value of Financial Instruments

        For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The following table represents the related cost basis and the estimated fair values, which are based on quoted market prices, for the Company's publicly traded debt:

	March 31, 2006		March 31, 2005
	Cost Basis	Estimated Fair Value	Cost Basis	Estimated Fair Value
	(in thousands)
3/4% Notes	$225,000	$195,188	$225,000	$184,954
3% Convertible Subordinated Notes ("3% Notes")	10,637	10,527	35,190	34,574

Total	$235,637	$205,715	$260,190	$219,528

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities consist of corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities with remaining maturities beyond three months. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.

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

        Restricted marketable securities consist of United States government securities that are required as security under both the indenture related to the 3% Notes and the indenture related to the 3/4% Notes (Note 6).

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

        Two customers accounted for 28% and 18% of gross accounts receivable at March 31, 2006. Two customers accounted for 14% and 11% of gross accounts receivable at March 31, 2005. In fiscal 2006, IBM and Dell accounted for 30% and 16% of total revenues, respectively. In fiscal 2005, IBM and Dell accounted for 24% and 15% of total revenues, respectively. In fiscal 2004, IBM and Dell accounted for 21% and 12% of total revenues, respectively.

        The Company currently purchases the majority of its finished products from Sanmina-SCI and if Sanmina- SCI fails to meet the Company's manufacturing needs, it would delay product shipments to the Company's customers.

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

Inventories

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company writes down inventories based on estimated excess and obsolete inventories determined primarily by future demand forecasts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. When the Company determines that the carrying value of its long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in its current business model. The impairment of long-lived assets is included in "Other charges (gains)" in the Consolidated Statements of Operations. In fiscal 2004, the Company recorded a $5.0 million charge for impairment of properties classified as assets held for sale as the carrying amount exceeded its estimated fair value less cost to sell (Note 10). In fiscal 2005, the Company recorded a gain on the sale of these properties of $2.8 million and was credited to "Other charges (gains)" in the Consolidated Statements of Operations. In 2006, the Company recorded a loss of $1.6 million on sale of its Singapore manufacturing operations in "Other charges (gains)" in the Consolidated Statement of Operations.

Stock-Based Compensation

        The Company has employee and director stock compensation plans which are more fully described in Note 7. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complies with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense is recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock.

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

	Years Ended March 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(148,432)	$(145,106)	$62,907
Add: Deferred stock-based compensation expense included in reported net income (loss), net of tax	1,653	3,191	3,811
Deduct: Total stock-based compensation expense determined under the fair value-based method, net of tax	(12,826)	(26,853)	(25,555)

Pro forma net income (loss)	$(159,605)	$(168,768)	$41,163

Basic net income (loss) per share:
As reported	$(1.31)	$(1.31)	$0.58
Pro forma	$(1.41)	$(1.52)	$0.38
Diluted net income (loss) per share:
As reported	$(1.31)	$(1.31)	$0.53
Pro forma	$(1.41)	$(1.52)	$0.36

        See Note 7 for a discussion of the assumptions used in the Black-Scholes option pricing model and estimated fair value of options.

Revenue Recognition

        The Company recognizes revenue from the majority of its product sales, including sales to OEMs, distributors and retailers, upon shipment from the Company, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales where software is essential to the functionality, is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by the customer, the price is fixed or determinable and collectibility is reasonably assured.

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

Software Development Costs

        The Company's policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2006, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to "Research and development" in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

        In June 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company's results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

        In December 2004, the FASB issued SFAS No. 123(R). This statement replaces SFAS No. 123, amends SFAS No. 95 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted and to awards modified, repurchased or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC approved that SFAS No. 123(R) will be effective for annual periods, as opposed to interim periods as originally issued by the FASB, beginning after June 15, 2005. In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. The Company intends to use the modified prospective method, which will result in a significant increase to expenses on the Company's consolidated financial statements beginning April 1, 2006. The Company cannot currently quantify the impact of the adoption of SFAS No. 123(R) and SAB 107 as it will depend on the amount of share-based payments that the Company grants in the future as well as other variables that affect the fair market value estimates which cannot be forecasted at this time. The pro forma disclosures of the impact of SFAS No. 123 provided in Note 1 may not be representative of the impact of adopting this statement.

        In June 2005, the FASB issued FSP 143-1, which provides guidance in accounting for obligations associated with Directive 2002/96/EC (the "Directive") on Waste Electrical and Electronic Equipment adopted by the European Union. FSP 143-1 is required to be applied to the later of the first period ending after June 6, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between "new" and "historical" waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of SFAS No. 143 and the related FIN No. 47 for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households. We expect to adopt FSP 143-1 in fiscal 2007. We are continuing to analyze the impact of the Directive and FSP 143-1 on our financial position and results of operations.

        In November 2005, the FASB issued FSP 115-1 and FAS 124-1, which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and FAS 124-1 are effective for all reporting periods beginning after December 15, 2005. At March 31, 2006, none of our unrealized investment losses were recognized as other-than-temporary impairments in our available-for-securities. We do not believe FSP 115-1 and FAS 124-1 will have a material effect on our consolidated financial position, results of operations or cash flow.

        In November 2004, the FASB issued SFAS No. 151, which clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Note 2. Discontinued Operations

  IBM i/p Series RAID Business:

        On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company's net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay royalties to the Company for the sale of its board-level products over the next six quarters, which will be recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, the Company received royalties of $5.6 million, which the Company recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. Through March 31, 2006, the Company had incurred a loss of $2.3 million on the disposal of the IBM i/p Series RAID Business.

        Net revenues and the components of income (loss) related to the IBM i/p Series RAID business included in discontinued operations, which were previously included in the Company's DPS segment, were as follows:

	Years Ended March 31,
	2006	2005
	(in thousands)
Net revenues	$19,734	$26,583

Income (loss) from discontinued operations before income taxes	(14,551)	(10,728)
Provision for (benefit from) income taxes	(360)	1,110

Income (loss) from discontinued operations, net of taxes	$(14,191)	$(11,838)

        The components of net assets, at the time of the sale of the IBM i/p Series RAID Business, were as follows:

September 30, 2005
(in thousands)
Inventories	$838
Prepaid expenses	11,139
Property and equipment, net	3,326
Other intangibles, net	10,958
Other long-term assets	24,507
Accrued liabilities	(10,051)
Other long-term liabilities	(10,625)

Net assets of discontinued operations	$30,092

        Accounts receivable related to the IBM i/p Series RAID Business were not included in discontinued operations as the Company retained these assets.

Systems Business:

        On September 29, 2005, the Company's Board of Directors approved management's recommendation to divest its systems business, which includes substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. Accordingly, the Company classified the systems business as a discontinued operation in the consolidated financial statements and is actively pursuing a sale of the systems business. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of

$10.0 million on the long-lived assets held for sale to adjust the carrying value of these assets to fair value, less cost to sell.

        On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

        Net revenues and the components of net loss related to the systems business included in the discontinued operations, were as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Net revenues	$65,720	$77,150	$57,220

Loss from discontinued operations before provision for income taxes	(29,355)	(11,695)	(17,477)
Provision for (benefit from) income taxes	—	(317)	(2,177)

Loss from discontinued operations, net of taxes	$(29,355)	$(11,378)	$(15,300)

        The components of net assets related to the systems business included in the discontinued operations were as follows:

March 31, 2006
(in thousands)
Inventories	$4,836
Prepaid expenses	60

Current assets of discontinued operations	4,896
Property and equipment, net	407
Other intangibles, net	14,053

Total assets of discontinued operations	19,356
Accrued liabilities	(4,856)

Current liabilities of discontinued operations	(4,856)

Net assets of discontinued operations	$14,500

        Accounts receivable related to the systems business have not been included in the assets of discontinued operations, as the Company intends to retain these assets.

Note 3. Marketable Securities

        The Company's portfolio of marketable securities at March 31, 2006 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$44,278	$—	$—	$44,278
Corporate obligations	146,388	—	(1,562)	144,826
United States government securities	118,564	—	(1,254)	117,310
Other debt securities	171,757	643	(1,096)	171,304

Total available-for-sale securities	480,987	643	(3,912)	477,718
Less amounts classified as cash equivalents	47,792	—	2	47,790

Total	$433,195	$643	$(3,910)	$429,928

        The Company's portfolio of marketable securities at March 31, 2005 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$373,190	$—	$—	$373,190
Corporate obligations	32,119	—	(443)	31,676
United States government securities	22,864	2	(320)	22,546
Other debt securities	43,917	160	(312)	43,765

Total available-for-sale securities	472,090	162	(1,075)	471,177
Less amounts classified as cash equivalents	379,828	—	—	379,828

Total	$92,262	$162	$(1,075)	$91,349

        Sales of marketable securities resulted in gross realized gains of $0.1 million, $0.6 million and $2.5 million during fiscal years 2006, 2005 and 2004, respectively. Sales of marketable securities resulted in gross realized losses of $0.7 million, $5.9 million and $1.4 million during fiscal years 2006, 2005 and 2004, respectively. In the fourth quarter of fiscal 2005, the Company repatriated $360.6 million of undistributed earnings from Singapore to the United States. In connection with this transaction, the Company liquidated $408.6 million of investments held by its Singapore subsidiary resulting in gross realized losses of $4.5 million.

        The following table summarizes the fair value and gross unrealized losses of the Company's available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate obligations	$130,549	$(1,432)	$16,270	$(132)	$146,819	$(1,564)
United States government securities	139,451	(1,323)	11,440	(209)	$150,891	$(1,532)
Other debt securities	105,784	(704)	8,787	(112)	$114,571	$(816)

	$375,784	$(3,459)	$36,497	$(453)	$412,281	$(3,912)

        The Company's investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company expects to realize the full value of all these investments upon maturity or sale.

        The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2006, by contractual maturity, were as follows:

	Available-for-Sale Debt Securities Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$236,169	$235,645
Mature after one year through three years	244,818	242,073

Total	$480,987	$477,718

        The maturities of asset-backed and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

Note 4. Balance Sheets Details

Inventories

        The components of net inventories at March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
	(in thousands)
Raw materials	$4,258	$15,914
Work-in-process	4,732	7,435
Finished goods	14,433	36,855

Total	$23,423	$60,204

Property and Equipment

        The components of property and equipment at March 31, 2006 and 2005 were as follows:

		March 31,
	Life	2006	2005
		(in thousands)
Land	—	$8,443	$9,537
Buildings and improvements	5-40 years	28,646	43,439
Machinery and equipment	3-5 years	50,731	83,304
Furniture and fixtures	3-7 years	55,950	64,093
Leasehold improvements	Lower of useful life or life of lease	5,840	5,547
Construction in progress		—	162

		149,610	206,082
Accumulated depreciation and amortization		(118,945)	(149,902)

Total		$30,665	$56,180

        Depreciation expense was $1.6 million, $14.2 million and $19.4 million in fiscal 2006, 2005 and 2004, respectively.

Accrued Liabilities

        The components of accrued liabilities at March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
	(in thousands)
Tax related	$46,704	$57,538
Acquisition related	3,635	6,748
Accrued compensation and related taxes	16,235	18,304
IBM distribution agreement (Note 14)	—	11,575
Other	16,292	21,842

Total	$82,866	$116,007

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of income taxes, at March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
	(in thousands)
Unrealized loss on marketable securities, net of tax of $— in fiscal 2006 and $— in fiscal 2005	$(3,233)	$(546)
Foreign currency translation, net of tax of $— in fiscal 2006 and $834 in fiscal 2005	452	1,252

Total	$(2,781)	$706

Note 5. Goodwill and Other Intangible Assets

  Goodwill

        Goodwill allocated to the Company's segments and changes in the carrying amount of goodwill for fiscal 2006 was as follows:

	SSG	SNG	OEM	Channel	Total
	(in thousands)
Balance at March 31, 2004	$22,825	$45,667	$—	$—	$68,492
Reallocation (See Note 16)	(22,825)	(45,667)	30,326	38,166	—
Goodwill acquired (See Note 17)	—	—	18,915	57,043	75,958
Goodwill impairment	—	—	—	(52,272)	(52,272)
Goodwill adjustments	—	—	(458)	(234)	(692)

Balance at March 31, 2005	$—	$—	$48,783	$42,703	$91,486
Goodwill adjustments	—	—	(166)	(718)	(884)
Goodwill impairment	—	—	(48,617)	(41,985)	(90,602)

Balance at March 31, 2006	$—	$—	$—	$—	$—

        Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company's reporting unit level which is at the segment level by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company's review process uses the income, or discounted cash flows approach and the market approach. In performing its analysis, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

        In connection with the segment reorganization in fiscal 2006, which is discussed in Note 16, an assessment of the recoverability of goodwill was performed. As a result of this review, the Company wrote-off its entire balance of goodwill of $90.6 million in the second quarter of 2006. Factors that led to this conclusion were industry technology changes such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led the Company to sell the IBM i/p Series RAID Business and the proposed sale of the systems business; continued losses associated with sales of systems to IBM; and general market conditions.

        Based on its annual review of goodwill in the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $52.3 million related to its former Channel segment. Factors that led to this conclusion included, but were not limited to, the negative impact of estimates of expected future income associated with increased costs related to recent acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, place significant risk on the Company's ability to achieve and maintain profitability, and, therefore have adversely impacted its profitability forecasts.

  Other Intangible Assets

	March 31, 2006		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$39,578	$(29,426)	$74,009	$(26,265)
Supply agreement	—	—	7,600	(1,140)
Customer relationships	1,047	(773)	1,290	(631)
Trade names	674	(635)	10,930	(1,523)
Foundry agreement	—	—	600	(90)

Subtotal	41,299	(30,834)	94,429	(29,649)
Intellectual property assets and warrants	41,623	(33,617)	41,942	(27,265)

Total	$82,922	$(64,451)	$136,371	$(56,914)

        Intellectual property assets consist of a patent license fee (Note 14), a technology license fee (Note 14), an amount allocated to a product supply agreement (Note 14) and certain intellectual property acquired in fiscal 2003.

        In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with the agreement, the Company issued IBM a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $6.94 per share. The warrant has a term of five years from the date of issuance and was immediately exercisable. The warrant was valued at $1.0 million using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 4.0% and an estimated life of 5 years. The value of the warrant was fully expensed, as the economic benefits were not considered probable, at March 31, 2005.

        Other intangible assets increased by approximately $57.0 million in fiscal 2005 as a result of the Company's acquisitions of the IBM i/p Series RAID business and Snap Appliance and an agreement entered into with IBM discussed above. Other intangible assets decreased by approximately $51.1 million in fiscal 2006 due to the sale of the Company's IBM i/p Series RAID Business, sale of a portion of its systems business and the Company's plan to divest the remainder of the systems business. Amortization of other intangible assets was $13.8 million, $17.3 million and $22.1 million in fiscal 2006, 2005 and 2004, respectively.

        The annual amortization expense of the other intangible assets as of March 31, 2006 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets and warrants
	(in thousands)
Fiscal years:
2007	$5,726	$6,316
2008	2,533	1,691
2009	2,205	—
20010	—	—
2011 and thereafter	—	—

Total	$10,464	$8,007

Note 6. Convertible Notes

	March 31,
	2006	2005
	(in thousands)
3/4% Notes	$225,000	$225,000
3% Notes	10,637	35,190

Total	$235,637	$260,190

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

        The Company will pay cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year, which interest payments commenced on June 22, 2004. Debt issuance costs of $6.8 million are being amortized to interest expense over 5 years. The 3/4% Notes rank senior in right of payment to the 3% Notes. The 3/4% Notes rank junior in right of payment of the 3% Notes and are subordinated to all other existing and future senior indebtedness of the Company.

        In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. At March 31, 2006, $1.7 million was classified as short-term marketable securities due within one year and $3.1 million was classified as long-term due within three years.

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

        During the fourth quarter of fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share. The warrant expires in December 2008. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis or for cash. As of March 31, 2006, the warrant had not been exercised and remained outstanding. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million has been classified as equity because it meets all the equity classification criteria of EITF No. 00-19. The separate warrant and convertible bond hedge transactions have the potential of limiting the dilution associated with the conversion of the 3/4% Notes from approximately 19.2 million to as few as 12.1 million shares.

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

        In connection with the issuance of the 3% Notes, the Company purchased marketable securities totaling $21.4 million as security for the first six scheduled interest payments due on the 3% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. In fiscal 2004, the Company utilized a portion of the proceeds from the issuance of 3/4% Notes and repurchased $214.8 million in aggregate principal amount of the 3% Notes, resulting in a loss on extinguishment of debt of $5.7 million (including unamortized debt issuance costs of $5.0 million). Due to the partial repurchase of the 3% Notes, the restriction on $9.4 million of the restricted marketable securities lapsed. At March 31, 2006, there was no restriction on cash in connection with the remaining $10.6 million aggregate principal amount outstanding 3% Note balance.

        In fiscal 2006, the Company repurchased $24.6 million in aggregate principal amount of its 3% Notes on the open market for an aggregate price of $24.3 million, resulting in a loss on extinguishment of debt of $0.1 million (including unamortized debt issuance costs of $0.3 million). The loss on extinguishment of debt has been included in "Interest and other income" in the Consolidated Statement of Operations.

Note 7. Stockholders' Equity

        Employee Stock Purchase Plan:    The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 ESPP. Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company's common stock at a price equal to 85% of the market value of the common stock at either the beginning of the offering period or at the end of each applicable six month purchase period, whichever is lower. During fiscal 2001, the Company amended the ESPP to extend the offering period from six months to 24 months, beginning in August 2000. Purchases are made every six months. During fiscal 2004, an additional 5,000,000 shares were added to the ESPP, making a total of 15,600,000 authorized shares under the 1986 ESPP. Under the ESPP, 1,624,000, 1,109,000 and 1,027,000 shares were issued during fiscal 2006, 2005 and 2004, respectively, representing approximately $4.5 million, $5.4 million and $5.3 million in employees' contributions, respectively.

        2004 Equity Incentive Plan:    During the second quarter of fiscal 2005, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 1999 Stock Option Plan and 2000 Nonstatutory Stock Option Plan. The 2004 Equity Incentive Plan provides for granting of nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Incentive stock options may also be granted to the Company's employees under the 2004 Equity Incentive Plan. As of March 31, 2006, the Company had 13,689,367 shares available for future issuance under the 2004 Equity Incentive Plan.

        2000 Nonstatutory Stock Option Plan:    During the third quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Nonstatutory Stock Option Plan and reserved for issuance thereunder 8,000,000 shares of common stock. The 2000 Nonstatutory Stock Option Plan provides for granting of stock options to non-executive officer employees of the Company at prices equal to at least 100% of the fair market value at the date of grant. Stock options granted under this plan are for periods not to exceed ten years and generally become fully vested and exercisable over a two to five-year period. Upon stockholder approval of the 2004 Equity Incentive Plan in August 2004, the 2000 Nonstatutory Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 2000 Nonstatutory Stock Option Plan as of March 31, 2006.

        1999 Stock Option Plan:    During the second quarter of fiscal 2000, the Company's Board of Directors and its stockholders approved the Company's 1999 Stock Option Plan and reserved for issuance thereunder (a) 1,000,000 shares of common stock, plus (b) any shares of common stock reserved but ungranted under the Company's 1990 Stock Option Plan as of the date of stockholder approval, plus (c) any shares returned to the 1990 Stock Option Plan as a result of termination of options under the 1990 Stock Option Plan after the date of stockholder approval of the 1999 Stock Option Plan. The 1999 Stock Option Plan provided for granting of incentive and nonstatutory stock options to employees, consultants and directors of the Company. Options granted under this plan are for periods not to exceed ten years, and were granted at prices not less than 100% and 75% for incentive and nonstatutory stock options, respectively, of the fair market value on the date of grant. Generally, stock options become fully vested and exercisable over a four to five-year period. Upon stockholder approval of the 2004 Equity Incentive Plan in August 2004, the 1999 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1999 Stock Option Plan at March 31, 2006.

        1990 Stock Option Plan:    The Company's 1990 Stock Option Plan allowed the Board of Directors to grant to employees, officers, and consultants incentive and nonstatutory options to purchase common stock or other stock rights at exercise prices not less than 50% of the fair market value of the underlying common stock on the date of grant. The expiration of options or other stock rights did not exceed ten years from the date of grant. The Company has issued all stock options under this plan at exercise prices of at least 100% of fair market value of the underlying common stock on the respective dates of grant. Generally, options vest and become exercisable over a four-year period. In March 1999, the Company amended the 1990 Stock Option Plan to permit non-employee directors of the Company to participate in this plan. Upon stockholder approval of the 1999 Stock Option Plan, the 1990 Stock Option Plan was terminated with respect to new option grants. There were no shares available for option grants under the 1990 Stock Option Plan at March 31, 2006.

        Assumed Stock Option Plans:    The Company assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance in fiscal 2005, Eurologic in fiscal 2004, Platys in fiscal 2002 and DPT in fiscal 1999. No further options may be granted under these assumed plans.

        Option activity under the Company's stock option plans during fiscal years 2004, 2005 and 2006 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2003	6,447,410	19,100,657	$11.69
Assumed	—	498,789	7.41
Granted	(4,530,400)	4,530,400	7.89
Exercised	—	(895,199)	2.51
Forfeited	—	(242,249)	6.59
Cancelled	3,046,688	(3,046,688)	12.33

Balance, March 31, 2004	4,963,698	19,945,710	11.09
Authorized	10,000,000	—	—
Assumed	—	1,232,489	1.50
Granted	(4,243,400)	4,243,400	7.52
Restricted Stock Issued	(14,900)	—	—
Exercised	—	(1,401,267)	2.11
Forfeited	—	(194,640)	7.98
Cancelled	3,385,795	(3,385,795)	11.57

Balance, March 31, 2005	14,091,193	20,439,897	10.34
Granted	(7,808,670)	7,808,670	3.70
Exercised	—	(1,529,707)	3.20
Forfeited	—	(245,244)	7.55
Cancelled	7,406,844	(7,406,844)	9.15

Balance, March 31, 2006	13,689,367	19,066,772	8.69

Options exercisable at:
March 31, 2004		12,661,660	$12.81
March 31, 2005		13,036,572	11.85
March 31, 2006		12,818,907	10.38

        The following table summarizes information about the employees' stock option plans as of March 31, 2006:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 3/31/06		Weighted Average Exercise Price	Number Exercisable at 3/31/06	Weighted Average Exercise Price
$0.18 - $0.18	52,152	4.87	$0.18	52,152	$0.18
$0.35 - $3.45	4,572,460	4.57	3.40	1,479,038	3.36
$3.50 - $7.03	4,182,817	4.72	5.21	2,629,508	5.12
$7.05 - $11.94	4,008,840	4.18	9.04	2,548,225	9.52
$12.20 - $3,473.67	6,250,503	2.73	14.73	6,109,984	14.79

	19,066,772	3.92	8.69	12,818,907	10.38

Stock Option Plans—Directors

        The 2000 Director Stock Option Plan:    During the second quarter of fiscal 2001, the Company's Board of Directors approved the Company's 2000 Director Stock Option Plan and reserved for issuance thereunder 1,000,000 shares of common stock. The 2000 Director Stock Option Plan provides for the automatic grant to non-employee directors of nonstatutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director receives an option to purchase 40,000 shares of the Company's common stock which vests over four years and expires ten years after the date of grant. On the last day of each fiscal year, each non-employee director receives an option to purchase 15,000 shares of the Company's common stock which vests over a one-year period and expires ten years after the date of grant. As of March 31, 2006, the Company had 233,750 shares available for future issuance under the 2000 Director Stock Option Plan.

        The 1990 Directors' Stock Option Plan:    The 1990 Directors' Stock Option Plan provides for the automatic grant to non-employee directors of non-statutory stock options to purchase common stock at the fair market value of the underlying common stock on the date of grant, which is generally the last day of each fiscal year except for the first grant to any newly elected director. Upon joining the Board of Directors, each new non-employee director received an option to purchase 40,000 shares of the Company's common stock which vests over four years and, prior to March 31, 1997, expired five years after the date of grant. Prior to March 31, 1997, each director received a grant at the end of each fiscal year for 10,000 shares, which vested quarterly and over a four-year period and expired five years after the date of grant. During fiscal 1997, the Company amended the 1990 Directors' Stock Option Plan such that all newly issued options expire ten years after the date of grant and all newly issued annual options vest over a one-year period. In fiscal 1999, the Company amended the 1990 Directors' Stock Option Plan to increase the annual grant to 15,000 options for the fiscal year ended March 31, 1999. Upon the approval of the 2000 Director Stock Option Plan, the 1990 Director Option Plan was terminated with respect to new grants. There were no shares available for option grants under the 1990 Directors' Stock Option Plan at March 31, 2006.

        Option activity under the directors' stock option plans during fiscal years 2004, 2005 and 2006 was as follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, March 31, 2003	532,500	630,000	$18.21
Granted	(160,000)	160,000	8.74
Exercised	—	(3,750)	6.11
Forfeited	—	(35,000)	34.13
Cancelled	41,250	(41,250)	9.68

Balance, March 31, 2004	413,750	710,000	15.85
Granted	(105,000)	105,000	4.58
Exercised	—	(15,000)	6.11
Cancelled	70,000	(70,000)	11.00

Balance, March 31, 2005	378,750	730,000	14.89
Granted	(145,000)	145,000	5.84
Exercised
Cancelled

Balance, March 31, 2006	233,750	875,000	13.39

Options exercisable at:
March 31, 2004		482,500	$18.42
March 31, 2005		575,000	17.05
March 31, 2006		712,500	15.05

        The following table summarizes information about the directors' stock option plans as of March 31, 2006:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 3/31/06		Weighted Average Exercise Price	Number Exercisable at 3/31/06	Weighted Average Exercise Price
$4.58 - $5.70	210,000	9.50	$5.14	105,000	$4.58
$6.11 - $8.67	215,000	7.25	7.12	157,500	7.19
$8.80 - $13.37	235,000	6.79	10.91	235,000	10.91
$16.25 - $41.44	175,000	4.13	26.10	175,000	26.10
$49.38 - $49.38	40,000	1.55	49.38	40,000	49.38

	875,000	6.78	13.39	712,500	15.05

Assumptions of Fair Value

        Pro forma information regarding net income (loss) and net income (loss) per share is required to be determined as if the Company had accounted for the options granted pursuant to its ESPP, employees'

stock option plans, and directors' stock option plans, collectively called "options," under the fair value method as required by SFAS No. 123. The pro forma information for fiscal 2006, 2005 and 2004 is reported in Note 1 "Summary of Significant Accounting Policies." The fair value of options granted in fiscal 2006, 2005 and 2004 as reported was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	ESPP			Employees' Stock Option Plans			Directors' Stock Option Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Expected life (in years)	1.2	1.2	1.4	2.5	2.3	2.7	2.6	1.0	1.4
Risk-free interest rate	3.8%	2.6%	1.5%	4.1%	3.1%	1.8%	4.6%	3.4%	1.3%
Expected volatility	40%	40%	60%	39%	44%	62%	38%	34%	43%
Dividend yield	—	—	—	—	—	—	—	—	—

        The following table states the weighted average estimated fair value of its options granted or issued for all periods presented:

	2006	2005	2004
	(per share amounts)
ESPP	$3.01	$6.11	$2.77
Employees' stock option plans	$1.06	$2.18	$3.17
Directors' stock option plans	$1.56	$0.68	$1.82

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

Shares Reserved for Future Issuance

        As of March 31, 2006, the Company has reserved the following shares of authorized but unissued common stock:

ESPP	4,070,427
Employees' stock option plans	32,756,139
Directors' stock option plans	1,108,750
Outstanding warrants (Notes 4, 5 and 13)	19,874,203
Conversion of 3/4% Notes (Note 5)	19,224,203
Conversion of 3% Notes (Note 5)	950,721

Total	77,984,443

Note 8. Commitments and Contingencies

        The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2012. As of March 31, 2006, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

Fiscal Year:	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
2007	$7,482	$3,015
2008	5,897	2,323
2009	3,193	333
2010	2,059	—
2011	1,592	—
2012 and thereafter	831	—

Total	$21,054	$5,671

        Net rent expense was approximately $3.5 million, $2.9 million and $2.6 million during fiscal 2006, 2005 and 2004, respectively.

        The Company invests in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2006, the carrying value of such investments aggregated $2.9 million. The Company has also committed to provide additional funding of up to $0.2 million.

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

        In addition, the IRS is currently auditing the Company's Federal income tax returns for fiscal 1998 through fiscal 2003. In the third quarter of fiscal 2005, the Company resolved all issues for fiscal 1998 through fiscal 2001, other than the rollover impact of any potential resolution on the remaining fiscal 1997 issue and tax credits that were generated but not used in subsequent years that may be carried back. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether the Company will be required to make additional tax payments.

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

Note 9. Restructuring Charges

        During fiscal years 2006, 2005 and 2004, the Company recorded restructuring charges of $10.4 million, $5.9 million and $4.3 million, respectively. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments, but rather managed at the corporate level. The restructuring plans are discussed in detail below.

Fiscal 2006 Restructuring Plans

        In the third and fourth quarters of fiscal 2006, management approved and initiated a plan to restructure the Company's operations by simplifying the Company's infrastructure. These restructuring plans eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce the Company's cost structure, and the sale of the Company's Singapore manufacturing facility. This resulted in a restructuring charge of $7.4 million for the fourth quarter of fiscal 2006.

        The following table sets forth an analysis of the components of the fiscal 2006 restructuring charge and the provision adjustment and payments made against the reserve through March 31, 2006:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Restructuring provision	$9,141	$695	$9,836
Cash paid	(7,956)	(156)	(8,112)

Reserve balance at March 31, 2006	$1,185	$539	$1,724

        The Company anticipates that the remaining restructuring reserve balance of $1.7 million will be substantially paid out by the second quarter of fiscal 2008, primarily attributable to longer term lease obligations.

Fiscal 2005 Restructuring Plans

        In fiscal 2005, the Company implemented restructuring plans to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of Snap Appliance and the Vitesse strategic alliance and costs pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Germany and United Kingdom. This resulted in a restructuring charge of $5.8 million, of which $5.2 million related to the involuntary termination of employees in all functions of the organization and $0.6 million related to the estimated loss on the Company's facilities. During fiscal years 2006 and 2005, the Company recorded adjustments to the fiscal 2005 restructuring plan of $0.4 million and $0.2 million, respectively, related to the reduction of severance and benefits as actual results were lower than anticipated and a reduction of lease costs related to the estimated loss on the Company's facilities. As of March 31, 2006, the Company had utilized all of these charges and the plan is now complete.

Fiscal 2004 Restructuring Plans

        In fiscal 2004, the Company's management implemented restructuring plans to consolidate primarily research and development resources, the involuntary termination of certain technical support, marketing and administrative personnel, the shutdown of the Company's Hudson, Wisconsin facility, and asset impairments associated with the identification of duplicative assets and facilities. As a result, the Company recorded a restructuring charge of $3.7 million, of which $3.3 million related to severance and benefits to 30 employees. The Company recorded an adjustment to the fiscal 2004 restructuring provision of $0.2 million in fiscal 2005 as a reduction of severance and benefits as actual results were lower than anticipated, offset by an adjustment of $0.6 million in fiscal 2004 related to the additional lease costs. As of March 31, 2006, the Company had utilized all of these charges and the plan is now complete.

Fiscal 2003 Restructuring Plan

        In the fourth and second quarters of fiscal 2003, the Company announced restructuring programs (collectively called the fiscal 2003 restructuring provision) to reduce expenses and streamline operations and recorded a restructuring charge of $13.2 million. During fiscal years 2004 and 2003, the Company recorded adjustments to the fiscal 2003 restructuring provision of $0.2 million and $0.1 million, respectively, related to the reduction of severance and benefits as actual results were lower than anticipated, offset by additional lease costs. As of March 31, 2004, the Company had substantially completed its execution of the fiscal 2003 restructuring provision. During fiscal 2006, the Company recorded additional adjustments to the fiscal 2003 restructuring provision of $0.2 million related to the additional lease costs. As of March 31, 2006, the remaining accrual balance of $0.1 million relates to the estimated loss related to facility in Florida through April 2008, the end of the lease term.

Fiscal 2002 Restructuring Plan

        In the fourth and first quarters of fiscal 2002, the Company's management implemented restructuring plans (collectively called the fiscal 2002 restructuring provision) to reduce costs, improve operating efficiencies and tailor the Company's expenses to current revenues and recorded a restructuring charge of $10.1 million. During fiscal years 2006, 2004, 2003 and 2002, the Company recorded adjustments to the fiscal 2002 restructuring provision of $0.4 million, $0.2 million, $0.6 million and $0.4 million, respectively, related to the additional lease costs offset by a reduction of severance and benefits as actual results were lower than anticipated. As of March 31, 2006, the remaining accrual balance of $0.4 million relates to the estimated loss on a facility in Florida through the end of the lease term, which is April 2008.

Fiscal 2001 Restructuring Plan

        In the fourth quarter of fiscal 2001, the Company's management implemented a restructuring plan (the fiscal 2001 restructuring provision) in response to the economic slowdown to reduce costs and improve operating efficiencies and recorded a restructuring charge of $9.9 million. During fiscal years 2003 and 2002, the Company recorded additional charges of $0.7 million and $0.3 million, respectively, related to additional lease costs and the write-off of certain manufacturing equipment that was being held for sale, which was offset by a reduction of severance and benefits as actual results were lower than anticipated. As of March 31, 2004, the Company substantially completed its execution of the 2001 restructuring provision. The remaining accrual balance relates to the estimated loss of a facility that the Company subleased in California through April 2008, the end of the lease term. The estimated loss represents the estimated future obligations for the non-cancelable lease payments, net of the estimated future sublease income. In fiscal years 2006 and 2005, the Company recorded additional adjustments of $0.2 million and $0.5 million, respectively, related to additional lease costs. As of March 31, 2006, the Company anticipates that the remaining restructuring reserve balance relating to lease obligations of $0.5 million will be substantially paid out by the first quarter of fiscal 2009.

        The following table sets forth the activity in the accrued restructuring balances related to the fiscal years 2003, 2002 and 2001 restructuring plans for lease obligations at March 31, 2006:

	FY 2003 Restructuring Plan	FY 2002 Restructuring Plan	FY 2001 Restructuring Plan	Total
	(in thousands)
Reserve balance at March 31, 2005	$56	$271	$966	$1,293
Provision adjustment	154	411	238	803
Cash paid	(96)	(290)	(663)	(1,049)

Reserve balance at March 31, 2006	114	392	541	1,047

Note 10. Other Charges (Gains)

        Other charges (gains) consist of asset impairment charges related to certain properties or assets and minority investments. Other charges (gains) also included charges associated with the Company's strategic alliances with ServerEngines LLP ("ServerEngines") and Vitesse. The Company recorded a gain on the sale of assets of $0.3 million in fiscal 2005 and asset impairment charges of $1.6 million and $6.0 million in fiscal years 2006 and 2004, respectively.

        On December 23, 2005, the Company entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, the Company sold certain manufacturing assets, buildings and improvements and inventory located in Singapore to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million). In connection with this agreement, the Company recorded a loss on disposal of assets of $1.6 million that was recorded in fiscal 2006 in "Other charges (gains)" on the Consolidated Statements of Operations.

        On March 16, 2005, the Company entered into a strategic alliance with ServerEngines, to develop and market the next generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of the Company's former engineering employees and licensed certain technology and acquired certain assets related to the Company's iSCSI and TCP/IP offload protocol engines. On January 26, 2005, the Company entered into a strategic alliance with Vitesse Semiconductor Corporation to develop and market the next generation Serial Attached SCSI products. Under the terms of the alliance, Vitesse employed 44 of the Company's former engineering employees and licensed certain Serial Attached SCSI technology and assets related to the Company's development of Serial Attached SCSI ROC products. As a result, the Company incurred charges in fiscal 2005 of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the ServerEngines and Vitesse alliances, respectively.

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

        The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company recorded an impairment charge of $1.0 million in fiscal 2004 related to a decline in the value of a minority investment deemed to be other-than-temporary.

Note 11. Interest and Other Income

        The components of interest and other income for all periods presented were as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Interest income	$16,861	$11,799	$19,197
Gain on settlement with former president of DPT	—	—	49,256
Payment of license fee with NSE	—	(1,692)	—
Realized loss on repatriation (Note 3)	—	(4,466)	—
Gain (loss) on extinguishment of debt, net (Note 6)	(79)	—	(6,466)
Foreign currency transaction gains (losses)	(301)	692	1,342
Interest on tax refunds	—	691	1,164
Other	1,140	1,345	1,936

Total	$17,621	$8,369	$66,429

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

        In December 1999, the Company purchased Distributed Processing Technology Corporation ("DPT"). As part of the purchase agreement, $18.5 million of the purchase price was held back ("Holdback Amount") from former DPT stockholders for unknown liabilities that may have existed as of the acquisition date. The Holdback Amount was included in "Accrued liabilities" in the Consolidated Balance Sheet at March 31, 2003. Subsequent to the date of purchase, the Company determined that certain representations and warranties made by the DPT stockholders were incomplete or inaccurate, which caused the Company to lose revenues and incur additional expenses. This caused the Company to file court proceedings against Steven Goldman, the principal shareholder and former president of DPT, alleging causes of action for, amongst others, fraud, fraudulent inducement, and negligent misrepresentation. In May 2003, the Company entered into a written settlement and mutual general release agreement with Steven Goldman, on his own and on behalf of all the selling shareholders of DPT, pursuant to which it was agreed that the Company would retain the Holdback Amount and, additionally, Steven Goldman would pay the Company $31.0 million. The Company received the $31.0 million payment in May 2003 and recorded a gain of approximately $49.3 million in fiscal 2004. The cash received from the DPT settlement of $31.0 million was included in cash provided from operating activities in the Consolidated Statements of Cash Flows.

Note 12. Income Taxes

        The components of income (loss) from operations before provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Income (Loss) Before Taxes:
Domestic	$(79,735)	$(73,898)	$22,676
Foreign	(33,353)	3,902	24,735

	$(113,088)	$(69,996)	$47,411

        The components of the provision for (benefit from) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Federal:
Current	$644	$989	$377
Deferred	313	42,651	(11,976)

	957	43,640	(11,599)

Foreign:
Current	(594)	1,902	(8,086)
Deferred	(313)	(215)	50

	(907)	1,687	(8,036)

State:
Current	1,558	(2,047)	0
Deferred	0	8,614	(11,160)

	1,558	6,567	(11,160)

Provision for (benefit from) income taxes	$1,608	$51,894	$(30,796)

        Significant components of the Company's deferred tax assets and liabilities at March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
	(in thousands)
Intangible technology	$42,245	$27,482
Research and development tax credits	15,768	12,362
Net operating loss carryover	17,742	12,106
Compensatory and other accruals	7,292	6,571
Capitalized research and development	5,177	3,932
Cost sharing buy-out	0	3,038
Fixed asset accrual	0	3,008
Restructuring charges	2,117	2,059
Foreign tax credits	1,960	1,912
Inventory reserves	1,195	1,838
Deferred revenue	1,653	943
Royalty accrual	0	781
Accrued returned materials	784	746
Uniform capitalization adjustment	373	554
Other, net	836	1,281

Gross deferred tax assets	97,142	78,613
Deferred tax liabilities:
Acquisition-related charges	(5,616)	(11,081)
Cumulative translation adjustment	0	(834)

Gross deferred tax liability	(5,616)	(11,915)
Valuation allowance	(91,476)	(67,167)

Net deferred tax assets (liabilities)	$50	$(469)

        The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2006, the Company's analysis of its deferred tax assets demonstrated that it was more likely than not that substantially all of its U.S. deferred tax assets would not be realized. Factors that led to this conclusion included, but were not limited to, the Company's past operating results, cumulative tax losses in the U.S., and uncertain future income on a jurisdiction by jurisdiction basis.

        As of March 31, 2006 the Company had net operating loss carryforwards of $57.3 million for federal and $6.0 million for state purposes that expire in various years beginning in 2021 for federal and 2013 for state purposes. The Company also had research and development credits of $12.9 million for federal purposes that expire in various years beginning in 2019 and $2.8 million credits for state purposes that carry forward indefinitely until fully exhausted. Of the federal net operating loss carryforwards, $7.5 million were related to stock option deductions, the tax benefit of which will be credited to paid in capital when realized.

        The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

	Years Ended March 31,
	2006	2005	2004
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	1.4%	9.3%	(10.7)%
Foreign subsidiary income at other than the U.S tax rate	9.8%	17.8%	(26.4)%
Change in valuation allowance	12.9%	63.3%	(45.6)%
Reduction in tax reserves	0.6%	(27.0)%	—
OID Interest	(3.8)%	(5.6)%	—
Acquisition related impairment charges	20.1%	27.2%	(12.2)%
Impact of repatriation of foreign earnings	(0.2)%	25.1%	—
Research and development credits	(3.0)%	(4.0)%	(4.9)%
Other	(1.4)%	3.0%	(0.2)%

Effective income tax rate	1.4%	74.1%	(65.0)%

        The Company's subsidiary in Singapore operated under a tax holiday through March 31, 2006. As the result of the Company's divestiture of its manufacturing operations in Singapore, the Company is in the process of terminating its tax holiday status and restructuring its foreign operations. The Company is currently making modification to its international tax structure to reflect its revised foreign operations. The Company does not expect these changes, in and of themselves, to cause its worldwide effective tax rate to differ materially.

        In the fourth quarter of fiscal 2005, the Company repatriated $360.6 million of undistributed earnings from Singapore to the United States, resulting in a tax liability of $17.6 million. The one-time deduction is allowed to the extent that the repatriated amounts are used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If the Company does not spend the repatriated funds in accordance with its reinvestment plan, the Company may incur additional tax liabilities. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $257.2 million since these earnings are intended to be reinvested indefinitely. Although the Company does not have any current plans to repatriate the remaining undistributed earnings from its Singapore subsidiary to its United States parent company, if the Company were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

        The Company's tax related liabilities were $46.7 million and $57.5 million at March 31, 2006 and 2005, respectively. Tax related liabilities are primarily composed of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan and Germany. The amount of the liability was based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment. In fiscal years 2006 and 2005, net tax related liabilities were released totaling $0 million and $26.4 million, respectively, as the result of favorable outcomes of certain U.S. tax controversies. The Company also continuously reviews its tax related liabilities to ensure that it is appropriate by considering tax controversy factors such as the period covered by the cause of action, the degree of probability of an unfavorable outcome, its ability to reasonably estimate the liability, the timing of the liability and how it will impact the Company's other tax attributes. At March 31, 2006, the Company believed that the tax related liability recorded on its Consolidated Balance Sheet was sufficient to cover all known tax exposures.

Note 13. Net Income (Loss) Per Share

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

        A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations—basic	$(114,696)	$(121,890)	$78,207
Income (loss) from discontinued operations—basic	(33,736)	(23,216)	(15,300)

Net income (loss)—basic	$(148,432)	$(145,106)	$62,907

Adjustments:
Adjustment for interest expense on 3/4% Notes, net of taxes	$—	$—	$469
Adjustment for interest expense on 3% Notes, net of taxes	—	—	4,477

Total Adjustments for interest expense on Convertible Notes, net of taxes	$—	$—	$4,946
Adjusted Income (loss) from continuing operations—diluted	$(114,696)	$(121,890)	$83,153
Adjusted Income (loss) from discontinued operations—diluted	(33,736)	(23,216)	(15,300)

Adjusted Net income (loss)—diluted	$(148,432)	$(145,106)	$67,853

Denominator:
Weighted average shares outstanding—basic	113,405	110,798	108,656
Effect of dilutive securities:
Employee stock options and other	—	—	2,036
3/4% Notes	—	—	4,806
3% Notes	—	—	13,309

Weighted average shares and potentially dilutive common shares outstanding—diluted	113,405	110,798	128,807
Net income (loss) per share:
Basic
Continuing operations	$(1.01)	$(1.10)	$0.72
Discontinued operations	$(0.30)	$(0.21)	$(0.14)
Net income (loss)	$(1.31)	$(1.31)	$0.58
Diluted
Continuing operations	$(1.01)	$(1.10)	$0.65
Discontinued operations	$(0.30)	$(0.21)	$(0.12)
Net income (loss)	$(1.31)	$(1.31)	$0.53

        Diluted loss per share from continuing operations, discontinued operations and net loss for fiscal years 2006 and 2005 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for fiscal 2004 because their inclusion would have been anti-dilutive. The items excluded for fiscal years 2006, 2005 and 2004 were as follows:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Outstanding employee stock options	15,934	15,498	14,079
Warrants[1]	19,874	19,874	19,374
3/4% Notes	19,224	19,224	—
3% Notes	950	2,298	—

(1)
In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. See Note 6 for further details.

Note 14. IBM Distribution Agreement, ServeRAID Agreement and Patent Cross-License Agreement

        In December 2004, the Company entered into a distribution agreement on its RAID controllers and connectivity products sold for IBM iSeries and pSeries servers. The agreement was made through an amendment to the Company's existing i/p Series RAID supply and intellectual property agreement entered into June 2004 (See Note 2). The distribution agreement was accounted for as a standalone transaction as it was not contemplated at the time the Company entered into the original IBM i/p Series RAID transaction.

        Under an amended intellectual property agreement with IBM, the Company was required to make fixed and variable royalty-based payments to IBM. The fixed payments potentially due under the arrangement total $52.1 million, of which $25.0 million was paid in December 2004, the date the Company entered into the agreement, and the remainder was due quarterly, in varied installments, through December 2008. A portion of the $52.1 million in total payments was contingent upon IBM purchasing certain levels of the Company's products. Upon entering into the agreement, the Company recorded the full remaining amount payable to IBM as a liability in the Consolidated Balance Sheets as the Company considered payment of the full amount to be probable. At March 31, 2005, $11.6 million was recorded in "Accrued Liabilities" and $11.9 million was recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

        The fixed consideration for the distribution agreement of $52.1 million was recorded as an asset to "Prepaid expenses" and "Other long-term assets" in the Consolidated Balance Sheets at March 31, 2005 and the amortization was being included in "Net revenues" in the Consolidated Statements of Operations over a four-year period, reflecting the pattern in which the economic benefits of the assets expected to be realized. The royalty-based fee per unit was calculated using the average net sales price for units sold within the quarter and baseline royalty rates subject to certain adjustment factors. The amortization of the fixed consideration and the royalty-based payments were being recorded as a reduction to revenue in the period the units were sold. On September 30, 2005, the Company sold the IBM i/p Series RAID Business to IBM. As a result, the distribution agreement was cancelled as part of the sale and the forementioned assets and liabilities have been removed from the Consolidated Balance Sheet as of March 31, 2006.

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

Note 15. Guarantees

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

Product Warranty

        The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however the Company made no adjustments to pre-existing warranty accruals in fiscal 2006 and 2005.

        A reconciliation of the changes to the Company's warranty accrual for fiscal 2006 and 2005 was as follows:

	March 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$2,084	$1,598
Warranties assumed	—	1,045
Warranties provided	5,028	5,846
Actual costs incurred	(5,061)	(6,405)
Warranties classified as current liabilities of discontinued operations (Note 2)	(232)	—

Balance at end of period	$1,819	$2,084

Note 16. Segment, Geographic and Significant Customer Information

Segment Information

        In the second quarter of fiscal 2006, the Company reorganized its internal organization structure related to its former OEM and Channel segments. Where previously the Company's former OEM and Channel segments each offered an integrated set of customer-focused products, the new organization is managed at the product level.

        Following the reorganization, the Company operated in two segments: DPS and DSG. A description of the types of customers or products and services provided by each segment is as follows:

  •
  DPS provides storage products and currently sells all of its storage technologies in various form factors, such as board-level products, ASICs, RAID controllers, internal enclosures and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels.

  •
  DSG provides high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. The Company sells these products to retailers, OEMs and distributors.

        The unallocated corporate income and expenses, which are in the "Other" category, include amortization of acquisition-related intangible assets, restructuring charges, goodwill impairment, other charges (gains), interest and other income, interest expense, all administrative expenses and certain research and development, selling and marketing expenses.

        Summarized financial information on the Company's segments, under the new organizational structure, is shown in the following table. The segment financial data for fiscal years 2006, 2005 and 2004 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for fiscal years 2006, 2005 and 2004:

	DPS	DSG	Other	Total
	(in thousands)
Fiscal 2006:
Net revenues	$276,203	$33,942	$—	$310,145
Segment income (loss)	60,015	(2,032)	(171,071)	(113,088)
Fiscal 2005:
Net revenues	$332,925	$38,332	$—	$371,257
Segment income (loss)	72,450	4,788	(147,234)	(69,996)
Fiscal 2004:
Net revenues	$352,314	$43,375	$—	$395,688
Segment income (loss)	99,234	9,087	(60,910)	47,411

        The following table presents the details of unallocated corporate income and expenses for fiscal years 2006, 2005 and 2004:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Unallocated corporate expenses, net	$(82,767)	$(93,286)	$(103,625)
Acquired in-process technology	—	—	(4,000)
Restructuring charges	(10,430)	(5,896)	(4,313)
Goodwill impairment	(90,602)	(52,272)	—
Other charges (gains)	(1,579)	290	(5,977)
Interest and other income	17,621	8,369	66,429
Interest expense	(3,314)	(4,439)	(9,424)

Total	$(171,071)	$(147,234)	$(60,910)

        The following table presents net revenues by countries based on the location of the selling entities:

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
United States	$105,338	$130,407	$149,086
Singapore	204,969	240,830	228,483
Other countries	(162)	20	18,119

Total	$310,145	$371,257	$395,688

        The following table presents net property and equipment by countries based on the location of the assets:

	March 31,
	2006	2005
	(in thousands)
United States	$28,305	$37,393
Singapore	723	16,284
Other countries	1,637	2,503

Total	$30,665	$56,180

Significant Customer Information

        Two customers accounted for 28% and 18% of gross accounts receivable at March 31, 2006. Two customers accounted for 14% and 11% of gross accounts receivable at March 31, 2005. In fiscal 2006, IBM and Dell accounted for 30% and 16% of total revenues, respectively. In fiscal 2005, IBM and Dell accounted for 24% and 15% of total revenues, respectively. In fiscal 2004, IBM and Dell accounted for 21% and 12% of total revenues, respectively.

Note 17. Business Acquisitions

        The acquisitions described below were previously accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses were included in the Company's financial statements as of the respective effective dates of the acquisitions. However, as a result of the sale of the IBM i/p Series RAID Business and the Company's plan to divest its systems business, the assets expected to be sold have been classified as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheet at March 31, 2006 and the related results of operations have been reclassified to "Income (loss) from discontinued operations, net of taxes" on the Consolidated Statements of Operations, as discussed in Note 2. This primiarly related to the IBM i/p Series RAID Business, Snap Appliance and Eurologic acquisitions.

        IBM i/p Series RAID:    On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID component business line consisting of certain purchased RAID data protection intellectual property, semiconductor designs and assets, and licensed from IBM related RAID intellectual property. The licensing agreement granted the Company the right to use IBM's RAID technology and embedded Power PC technology for the Company's internal and external RAID products to be sold to IBM and other customers. In conjunction with the acquisition, the Company also entered into a three-year exclusive product supply agreement under which the Company agreed to supply RAID software, firmware and hardware to IBM for use in IBM's iSeries and pSeries servers. The Company also entered into an agreement for IBM to provide silicon wafer manufacturing processing services to the Company for the term of the supply agreement at agreed upon rates.

        The final purchase price was $49.3 million, which consisted of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.7 million. This purchase price included a final adjustment of $0.2 million in the first quarter of fiscal 2006 to both goodwill and acquisition costs. In connection with the acquisition, the Company issued a warrant to IBM to purchase 250,000 shares of the Company's common stock at an exercise price of $8.13 per share. The warrant has a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years. The transaction costs consisted primarily of legal, valuation and other fees.

        The IBM i/p Series RAID business was accounted for as a purchase business combination with the allocation of the purchase price to the tangible and intangible assets acquired are summarized below (in thousands). The allocation was based on management's estimates of fair value, which included an independent appraisal.

Net property and equipment	$635
Acquired in-process technology	3,000
Goodwill	18,749
Other intangible assets:
Supply agreement	7,600
Patents and core technology	18,700
Foundry agreement	600

26,900

Net assets acquired (purchase price)	$49,284

        The values allocated to the supply agreement, patents and core technology and foundry agreement were being amortized over estimated useful lives of 3 to 5 years, reflecting the pattern in which the economic benefits of the assets were expected to be realized. The estimated weighted average useful life of other intangible assets, created as a result of the acquisition of the IBM i/p Series RAID business, were estimated to approximate 5 years. No residual value was estimated for the intangible assets. A portion of goodwill was not expected to be deductible for tax purposes.

        Snap Appliance:    On July 23, 2004, the Company completed the acquisition of Snap Appliance, a provider of NAS products, to expand its product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS, Fibre Channel and IP-based SAN products from the workgroup to the data center. The final purchase price was $83.7 million, consisting of $76.7 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of the Company's common stock. This purchase price included a final adjustment of $0.7 million in the first quarter of fiscal 2006 to both goodwill and acquisitions costs. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years.

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

        The allocation of the Snap Appliance purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). The allocation was based on management's estimates of fair value, which included an independent appraisal.

Cash	$60
Accounts receivable	5,825
Inventory	3,316
Prepaid expenses	14,345
Property and equipment	1,379
Other long-term assets	148

Total assets acquired	25,073
Accounts payable	(4,264)
Current liabilities	(13,848)
Other long-term liabilities	(2,196)

Total liabilities assumed	(20,308)

Net tangible assets acquired	$4,765

        The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed was as follows (in thousands):

Net tangible assets acquired	$4,765
Acquired in-process technology	2,200
Deferred stock-based compensation	3,610
Deferred income tax liabilities	(11,640)
Goodwill	56,325
Other intangible assets:
Core and existing technologies	19,000
Trade name	10,100

29,100

Net assets acquired (purchase price)	$84,360

        The values allocated to the core and existing technologies and trade name created as a result of the acquisition of Snap Appliance were being amortized over an estimated weighted average useful life of seven years, reflecting the pattern in which the economic benefits of the assets are expected to be realized. No residual value was estimated for the intangible assets. Goodwill was not expected to be deductible for tax purposes.

        In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which is being paid, contingent upon their employment with the Company, over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program will be expensed as employees meet their employment obligations or are recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by the Company. Any amounts outstanding as of the completion of the sale of the systems business, which includes Snap Appliance, will be accelerated.

        A portion of the Snap Appliance acquisition price totaling $5.4 million was held back, and in connection with the management incentive program, $1.3 million will be held back for a total of $6.7 million (the "Snap Appliance Holdback") for unknown liabilities that may have existed as of the acquisition date. The Snap Appliance Holdback was paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims. The Company has asserted claims against the holdback totaling $3.0 million.

        Acquisition-Related Restructuring:    During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. The Company recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and adjustments were recorded in each subsequent quarter through the first quarter of fiscal 2006 totaling $0.7 million. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Discontinued operations, net of taxes" in the Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional lease costs related to the estimated loss of facilities that the Company subleased. As of March 31, 2006, the Company had utilized $4.4 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.5 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

        The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for fiscal 2006:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Snap Appliance Acquisition-Related Restructuring Plan:
Restructuring provision	$1,967	$3,999	$5,966
Adjustments	646	109	755
Cash paid	(2,111)	(369)	(2,480)
Non-cash charges	(347)	(838)	(1,185)

Reserve balance at March 31, 2005	155	2,901	3,056
Adjustments	(49)	244	195
Cash paid	(60)	(656)	(716)

Reserve balance at March 31, 2006	$46	$2,489	$2,535

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

        Holdback:    As part of the Elipsan purchase agreement, $2.0 million of the cash payment was held back ("Elipsan Holdback") for unknown liabilities that may have existed as of the acquisition date. The Elipsan Holdback, which was included as part of the purchase price, was included in "Accrued liabilities" in the Consolidated Balance Sheet as of March 31, 2005. The Elipsan Holdback of $2.0 million was paid in the second quarter of fiscal 2006.

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

        The core technology is being amortized straight-line over an estimated useful life of five years. No residual value has been estimated for the intangible asset.

        Acquisition-Related Restructuring:    During the fourth quarter of fiscal 2005, the Company finalized its plans to integrate the Elipsan operations. The plan included the integration of certain duplicative resources related to both severance and benefits in connection with the involuntary termination or relocation of employees and, accordingly, the Company recorded a $0.8 million reserve as of March 31, 2004. In fiscal 2005, the Company recorded an adjustment of $0.7 million as a reduction to the liability with a corresponding decrease to goodwill as the Company intends to retain these employees. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation of the cost to acquire Elipsan. As of March 31, 2005, the Company made payments of approximately $25,000 under the plan. The Company anticipates that the remaining restructuring reserve balance of approximately $45,000 will be paid out by the second quarter of fiscal 2007.

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

(1)
The identified in-process projects were related to operating system enhancements and system functionality improvements. As the Company intends to divest the systems business the in-process technology expense was reclassified to income (loss) from discontinued operations, net of income taxes, on the Consolidated Statement of Operations.

(2)
The in-process projects were related to designing semiconductors and related boards and enhancements to RAID and firmware code. As the Company sold the IBM i/p Series RAID Business the in-process technology expense was reclassified to income (loss) from discontinued operations, net of income taxes, on the Consolidated Statement of Operations.

(3)
The Company acquired various external and networked storage products that enable organizations to install, manage and scale multiterabyte storage products. The identified projects focus on increasing performance while reducing the storage controller form factor. As the Company intends to divest the systems business the in-process technology expense was reclassified to income (loss) from discontinued operations, net of income taxes, on the Consolidated Statement of Operations

(4)
The in-process projects were related to the development of software modules to add additional functionality to the existing storage virtualization software as well as address specific customer needs.

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

        The percentage of completion was determined using costs incurred by Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan prior to their respective acquisition dates compared to the estimated remaining research and development to be completed to bring the projects to technological feasibility. The Company estimated, as of the respective acquisition dates for, Snap Appliance, the IBM i/p Series RAID business, Eurologic and Elipsan, that the projects were approximately 25% complete, 50% complete, 60% complete and 28% complete, respectively. All projects outstanding as of the acquisition dates for Snap Appliance, Eurologic and Elipsan were completed as of September 30, 2005, March 31, 2004 and December 31, 2004, respectively. All projects outstanding as of the acquisition date for the IBM i/p Series RAID business ceased as of September 30, 2005 with the sale of the business.

        The pro forma financial information for fiscal 2006 has not been disclosed as the acquisitions of the IBM i/p Series RAID business and Snap Appliance were included as part of discontinued operations.

        Platys:    In connection with the Platys Communications, Inc. ("Platys") acquisition in August 2001, $15.0 million of the cash payment was held back (the "General Holdback") for unknown liabilities that may have existed as of the acquisition date. In fiscal 2003 and fiscal 2004, the Company paid $10.7 million and $3.6 million, respectively, of the General Holdback to the former Platys shareholders or for the settlement of certain claims on their behalf. The remaining $0.7 million of the General Holdback will be paid to the Platys shareholders by the second quarter of fiscal 2007.

        In fiscal years 2005 and 2004, the Company recorded reductions of $0.4 million and $1.3 million, respectively, of deferred stock-based compensation related to cancellations of assumed Platys stock options that were unvested and repurchases of unvested Platys restricted stock. In fiscal years 2005 and 2004, the Consolidated Statement of Operations included stock-based compensation expense with respect to the restricted stock and/or the unvested options of $2.0 million and $4.1 million, respectively. There was no deferred stock-based compensation expense nor reductions to deferred stock-based compensation related to cancellations of assumed Platys stock options in fiscal 2006.

Note 18. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2006	2005	2004
	(in thousands)
Interest paid	$3,301	$4,308	$9,810
Income taxes paid	15,856	2,679	1,430
Income tax refund received	64	964	23,405
Non-cash investing and financial activities:
Deferred stock-based compensation	—	3,598	—
Adjustment for deferred stock-based compensation	(444)	(563)	(1,323)
Common stock issued for acquisitions	—	3,464	1,582
Unrealized gain (loss) on available-for-sale securities	(2,687)	(2,732)	(1,709)
Restricted Stock	—	118	—

Note 19. Comparative Quarterly Financial Data (unaudited)

        The following table summarized the Company's quarterly financial data:

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2006:
Net revenues	$73,963	$84,937	$77,831	$73,414	$310,145
Gross profit	22,549	28,766	28,974	27,966	108,255
Loss from continuing operations	(11,914)	(95,993)	(2,614)	(4,175)	(114,696)
Income (loss) from discontinued operations, net of taxes	(24,059)	(9,813)	(647)	783	(33,736)
Net loss	(35,973)	(105,806)	(3,261)	(3,392)	(148,432)
Net loss per share:
Basic
Continuing operations	$(0.11)	$(0.85)	$(0.02)	$(0.04)	$(1.01)
Discontinued operations	$(0.21)	$(0.09)	$(0.01)	$0.01	$(0.30)
Net loss	$(0.32)	$(0.94)	$(0.03)	$(0.03)	$(1.31)
Diluted
Continuing operations	$(0.11)	$(0.85)	$(0.02)	$(0.04)	$(1.01)
Discontinued operations	$(0.21)	$(0.09)	$(0.01)	$0.01	$(0.30)
Net loss	$(0.32)	$(0.94)	$(0.03)	$(0.03)	$(1.31)
Shares used in computing net (income) loss per share:
Basic	112,445	112,965	113,531	114,678	113,405
Diluted	112,445	112,965	113,531	114,678	113,405
Fiscal 2005:
Net revenues	$98,857	$99,969	$93,473	$78,958	$371,257
Gross profit	47,010	46,481	33,896	24,415	151,802
Income (loss) from continuing operations	2,093	12,470	16,965	(153,418)	(121,890)
Income (loss) from discontinued operations, net of taxes	(2,083)	(20,533)	5,524	(6,124)	(23,216)
Net income (loss)	10	(8,063)	22,489	(159,542)	(145,106)
Net income (loss) per share:
Basic
Continuing operations	$0.02	$0.11	$0.15	$(1.37)	$(1.10)
Discontinued operations	$(0.02)	$(0.19)	$0.05	$(0.05)	$(0.21)
Net loss	$0.00	$(0.07)	$0.20	$(1.43)	$(1.31)
Diluted
Continuing operations	$0.02	$0.10	$0.13	$(1.37)	$(1.10)
Discontinued operations	$(0.02)	$(0.15)	$0.04	$(0.05)	$(0.21)
Net loss	$0.00	$(0.06)	$0.17	$(1.43)	$(1.31)
Shares used in computing net income (loss) per share:
Basic	109,840	110,312	111,136	111,905	110,798
Diluted	111,536	134,140	134,517	111,905	110,798

        In the second quarter of fiscal 2006, the Company recorded an impairment charge of $90.6 million to write-off goodwill (Note 5), a gain of $12.1 million on the sale of the OEM block based systems business (Note 2) and a loss of $2.3 million on the disposal of the IBM i/p Series RAID buisness (Note 2). Also in fiscal 2006, the Company recorded a loss on disposal of assets of $1.6 million, (Note 10). In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $10.0 million related to its discontinued operations (Note 2). In the first quarter of fiscal 2005, the Company purchased the IBM i/p Series RAID business (Note 17) and made a payment of $1.3 million to NSE in the form of a license fee (Note 11). In the second quarter of fiscal 2005, the Company purchased Snap Appliance (Note 17). In the third quarter of fiscal 2005 the Company made acquisition related cash payments to former employees of Snap Appliance (Note 17), recorded a gain of $2.8 million on the sale of certain properties (Note 10), made a payment of $0.4 million to NSE in the form of a license fee (Note 11) and received a tax benefit from the settlements of disputes with the IRS (Note 12). In the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $52.3 million to reduce goodwill related to its former Channel segment (Note 5), recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 10), incurred $17.6 million in tax expense associated with the repatriation of $360.6 million in cash from its Singapore subsidiary and recorded a valuation allowance for deferred tax assets of $67.9 million (Note 12). The Company implemented restructuring plans in the fourth quarter of fiscal 2006, third quarter of fiscal 2006, first quarter of fiscal 2005, second quarter of fiscal 2005, third quarter of fiscal 2005 and fourth quarter of fiscal 2005. These actions affect the comparability of this data.

        In the first quarter of fiscal 2006, there was a reclassification from previously reported amounts due to discontinued operations.

Note 20. Glossary

        The following is a list of business related acronyms that are contained within this Annual Report on Form 10-K. They are listed in alphabetical order.

  •
  ASIC: Application Specific Integrated Circuit

  •
  ATA: Advanced Technology Attachment

  •
  CD: Compact Discs

  •
  DAS: Direct Attached Storage

  •
  DPS: Data Protection Solutions

  •
  DSG: Desktop Solutions Group

  •
  DVD: Digital Versatile Discs

  •
  EDR: Enterprise Data Replicator

  •
  ESPP: Employee Stock Purchase Plan

  •
  FC/IP: Fibre Channel over Internet Protocol

  •
  HBA: Host Bus Adapter

  •
  IC: Integrated Circuit

  •
  I/O: Input/Output

  •
  IP: Internet Protocol

  •
  IPsec: Internet Protocol Security

  •
  IRS: Internal Revenue Service

  •
  IDE: Integrated Drive Electronics

  •
  iSCSI: Internet SCSI

  •
  IT: Information Technology

  •
  NAS: Network Attached Storage

  •
  NIC: Network Interface Card

  •
  ODM: Original Design Manufacturers

  •
  OEM: Original Equipment Manufacturer

  •
  PC: Personal Computer

  •
  PCI: Peripheral Component Interconnect

  •
  RAID: Redundant Array of Independent Disks

  •
  ROC: Raid on Chip

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

  •
  EITF: Emerging Issues Task Force

  •
  EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations

  •
  EITF No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services

  •
  EITF No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock

  •
  EITF No. 04-08: Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share

  •
  FASB: Financial Accounting Standards Board

  •
  FIN: FASB Interpretation Number

  •
  FIN 44: Accounting for Certain Transactions Involving Stock Compensation

  •
  FIN 47: Accounting for Conditional Asset Retirement Obligations

  •
  FSP: FASB Staff Position

  •
  FSP 115-1 and FAS 124-1: The Menaing of Other-Than-Temporary Impairment and Its Application to Certain Investments

  •
  FSP 143-1: Accounting for Electronic Waste Obligations

  •
  SAB: Staff Accounting Bulletins

  •
  SAB 107: Share Based Payment

  •
  SEC: Securities Exchange Commission

  •
  SFAS: Statement of Financial Accounting Standards

  •
  SFAS No. 3: Reporting Accounting Changes in Interim Financial Statements

  •
  SFAS No. 48: Revenue Recognition When Right of Return Exists

  •
  SFAS No. 95: Statement of Cash Flows

  •
  SFAS No. 123: Accounting for Stock-Based Compensation

  •
  SFAS No. 123(R): Share Based Payment

  •
  SFAS No. 142: Goodwill and Other Intangible Assets

  •
  SFAS No. 143: Accounting for Asset Retirement Obligations

  •
  SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets

  •
  SFAS No. 146: Accouting for Costs Associated with Exit or Disposal Activities

  •
  SFAS No. 148: Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123

  •
  SFAS No. 151: Inventory Costs—an amendment of ARB No. 43, Chapter 4

  •
  SFAS No. 154: Accounting Changes and error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3

  •
  SOP: Statement of Position

  •
  SOP No. 97-2: Software Revenue Recognition

  •
  SOP No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Adaptec, Inc.

        We have completed integrated audits of Adaptec, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 13, 2006

INDEX TO EXHIBITS

			Incorporated by Reference
						Filed with this 10-K
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Tax Sharing Agreement between the Registrant and Roxio, Inc., dated May 5, 2001.	10-Q	000-15071	2.9	08/13/01
2.02	Agreement and Plan of Merger and Reorganization, dated July 2, 2001, by and among the Registrant, Pinehurst Acquisition Corporation and Platys Communications, Inc.	8-K	000-15071	2.1	09/07/01
2.03	Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
3.01	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02	Bylaws of Registrant, as amended on May 18, 2006.	8-K	000-15071	3.01	05/24/06
4.01	Indenture, dated as of March 5, 2002, by and between the Registrant and Wells Fargo Bank, National Association.	S-3	333-89666	4.04	06/03/02
4.02	Form of 3% Convertible Subordinated Note.	S-3	333-89666	4.05	06/03/02
4.03	Registration Rights Agreement, dated as of March 5, 2002, by and among the Registrant and Bear, Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Morgan Stanley & Co. Incorporated.	S-3	333-89666	4.06	06/03/02
4.04	Collateral Pledge and Security Agreement, dated as of March 5, 2002, by and among the Registrant, Wells Fargo Bank, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent.	S-3	333-89666	4.07	06/03/02
4.05	Stock Purchase Warrant, dated March 24, 2002, issued to International Business Machines Corporation.	S-3	333-86098	4.04	04/12/02
4.06	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.07	Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.08	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04

4.09		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.10		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.11		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
4.12		Third Amended and Restated Rights Agreement dated February 1, 2001 between the Registrant and Mellon Investor Services LLC, as Rights Agent	8-A/A	000-15071	4.1	03/20/01
10.01	†	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	†	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	†	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.04	†	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	10-Q	000-15071	10.01	11/03/03
10.05	†	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.06	†
		Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	10-K	000-15071	(B)	(B)
10.07	†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.08	†	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.09	†	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.10	†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.11	*	Option Agreement I between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.1	02/09/96
10.12	*	Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd. dated October 23, 1995.	10-Q	000-15071	10.2	02/09/96

10.13		Modification to Amendment to Option Agreement I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.17	06/29/99
10.14	*	Amendment to Option Agreements I & II between Taiwan Semiconductor Manufacturing Co., Ltd. and Adaptec Manufacturing (S) Pte. Ltd.	10-K	000-15071	10.16	06/29/99
10.15	*	Amendment No. 3 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/27/00
10.16	*	Amendment No. 4 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	000-15071	10.15	06/26/01
10.17	*	Amendment No. 5 to Option Agreement II between Adaptec Manufacturing (S) Pte. Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.	10-Q	000-15071	10.01	02/11/02
10.18	†	Form of Indemnification Agreement entered into between Registrant and its officers and directors.	10-K	000-15071	10.14	06/26/98
10.19		Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.16	06/28/95
10.20		Amendment to the Industrial Lease Agreement between the Registrant, as Lessee, and Jurong Town Corporation, as Lessor.	10-K	000-15071	10.20	06/14/04
10.21		License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.14	06/27/00
10.22		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.21	06/24/02
10.23		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.24	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	8-K	000-15071	99.1	01/24/03
10.25	†	Registrant's Incentive Plan	10-Q	000-15071	10.01	08/09/04
10.26	†	Amended Registrant's Incentive Plan	10-Q	000-15071	10.01	02/07/05
10.27		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.28	†	2004 Equity Incentive Plan	S-8	333-119271	4.03	09/24/04

10.29	†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.30	†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.31	†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.32	†	Registrant's Variable Incentive Plan	10-Q	000-15071	10.05	11/10/04
10.33	†	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.34	†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.35	†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.36	†	Chairman of the Board Compensation Arrangement	10-K	000-15071	10.41	06/14/05
10.37	†	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.38	†	Separation agreement and general release for Mr. Robert N. Stephens, effective as of July 8, 2005	8-K	000-15071	10.01	07/06/05
10.39	†	Employment Agreement of Subramanian "Sundi" Sundaresh, effective as of September 21, 2005	8-K	000-15071	10.01	09/27/05
10.40	†	Employment Agreement Addendum of Mr. Subramanian Sundaresh, effective as of November 14, 2005	8-K/A	000-15071	10.01	11/17/05
10.41	†	Employment Agreement of Marcus Lowe, effective as of September 21, 2005	8-K	000-15071	10.03	09/27/05
10.42	†	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05
10.43	**	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06
10.44	**	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06
10.45	**	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06
10.46	†	Employment Agreement of Mr. Christopher O'Meara, effective as of March 21, 2006	8-K	000-15071	10.01	03/27/06
10.47	†	Form of New Indemnification Agreement entered into between Registrant and its officers and directors	8-K	000-15071	99.1	04/11/06

10.48		Adaptec Incentive Plan, Fiscal 2007	8-K	000-15071	99.01	05/24/06
10.49	**	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among Adaptec, Inc., Sanmina-SCI Corporation and Sanmina-SCI USA, Inc.					X
21.01		Subsidiaries of Registrant.	10-K	000-15071	21.01	06/14/05
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

QuickLinks

Table of Contents
FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SIGNATURES
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ADAPTEC, INC. CONSOLIDATED BALANCE SHEETS
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ADAPTEC, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ADAPTEC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDEX TO EXHIBITS