Form 10-Q
period 2006-06-30
ADAPTEC INC
filed 2006-08-09
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐            Accelerated Filer ☒            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Adaptec’s common stock outstanding as of August 2, 2006 was 115,986,020.

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands, except per share amounts)
Net revenues	$69,071	$83,813
Cost of revenues	46,801	59,725
Gross profit	22,270	24,088
Operating expenses:
Research and development	17,294	18,380
Selling, marketing and administrative	15,394	18,461
Amortization of acquisition-related intangible assets	1,586	3,056
Restructuring charges	3,011	40
Impairment of intangibles and other charges	13,942	—
Total operating expenses	51,227	39,937
Loss from continuing operations	(28,957)	(15,849)
Interest and other income	5,903	3,608
Interest expense	(876)	(973)
Loss from continuing operations before income taxes	(23,930)	(13,214)
Provision for income taxes	894	846
Loss from continuing operations	(24,824)	(14,060)
Discontinued operations, net of taxes
Income (loss) from discontinued operations	264	(21,913)
Income from disposal of discontinued operations	1,290	—
Income (loss) from discontinued operations	1,554	(21,913)
Net loss	$(23,270)	$(35,973)
Net loss per share:
Basic
Continuing operations	$(0.21)	$(0.13)
Discontinued operations	$0.01	$(0.19)
Net loss	$(0.20)	$(0.32)
Diluted
Continuing operations	$(0.21)	$(0.13)
Discontinued operations	$0.01	$(0.19)
Net loss	$(0.20)	$(0.32)
Shares used in computing net loss per share:
Basic	115,609	112,445
Diluted	115,609	112,445

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2006	March 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$101,867	$131,373
Marketable securities	453,791	425,179
Restricted cash and marketable securities	1,659	1,663
Accounts receivable, net	45,207	47,876
Inventories	35,149	28,259
Prepaid expenses and other current assets	26,097	26,294
Total current assets	663,770	660,644
Property and equipment, net	29,298	30,665
Restricted marketable securities, less current portion	2,282	3,086
Other intangible assets, net	16,156	32,524
Other long-term assets	9,816	10,480
Total assets	$721,322	$737,399
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,635	$40,246
Accrued liabilites	$82,994	$87,722
3% Convertible Subordinated Notes	10,637	10,637
Total current liabilities	142,266	138,605
3/4% Convertible Senior Subordinated Notes	225,000	225,000
Other long-term liabilities	3,555	4,349
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	116	115
Additional paid-in capital	178,439	174,648
Deferred stock-based compensation	—	(319)
Accumulated other comprehensive income, net of taxes	(2,566)	(2,781)
Retained earnings	174,512	197,782
Total stockholders’ equity	350,501	369,445
Total liabilities and stockholders’ equity	$721,322	$737,399

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Cash Flows From Operating Activities:
Loss from continuing operations	$(24,824)	$(14,060)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Impairment of intangible assets	13,203	—
Stock-based compensation	2,544	274
Gain on extinguishment of debt	—	86
Depreciation and amortization	5,013	7,630
Other non-cash items	444	133
Changes in assets and liabilities	(979)	(13,139)
Net Cash Used for Operating Activities of Continuing Operations	(4,599)	(19,076)
Net Cash Provided by Operating Activities of Discontinued Operations	1,554	(3,939)
Net Cash Used for Operating Activities	$(3,045)	$(23,015)
Cash Flows From Investing Activities:
Maturities of restricted marketable securities	844	844
Purchases of property and equipment	(812)	(3,886)
Purchases of marketable securities	(68,910)	(364,679)
Sales of marketable securities	32,910	43,473
Maturities of marketable securities	7,120	3,362
Net Cash Used for Investing Activities of Continuing Operations	(28,848)	(320,886)
Net Cash Used for Investing Activities of Discontinued Operations	—	(1,215)
Net Cash Used for Investing Activities	(28,848)	(322,101)
Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	—	(18,645)
Proceeds from issuance of common stock	1,567	121
Net Cash Provided by (Used for) Financing Activities	1,567	(18,524)
Effect of Foreign Currency Translation on Cash and Cash Equivalents	820	(772)
Net Decrease in Cash and Cash Equivalents	(29,506)	(364,412)
Cash and Cash Equivalents at Beginning of Period	131,373	441,588
Cash and Cash Equivalents at End of Period	$101,867	$77,176

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the March 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 14, 2006. The first quarters of fiscal 2007 and 2006 ended June 30, 2006 and July 1, 2005, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on the last day of the calendar month. The results of operations for the first quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

As discussed in Note 4, in September 2005, the Company completed the sale of its IBM i/p Series RAID component business (“IBM i/p Series RAID Business”) to International Business Machines (“IBM”) and the Company’s Board of Directors approved management’s recommendation to divest its systems business. In January 2006, the Company sold the block-based portion of its systems business to Sanmina-SCI, and in the quarter ended June 30, 2006, management terminated its ongoing efforts to sell the Snap Server portion of the systems business. For comparison purposes, financial information for all historical periods have been reclassified to present the results of IBM i/p Series RAID Business and the block-based portion of the systems business as discontinued operations. Likewise, the planned divestiture of the systems business had been accounted for as discontinued operation, however, with the decision of the Company’s Board of Directors in the first quarter of fiscal 2007 to retain the Snap Server portion of the systems business, the related amounts have been reclassified as part of continuing operations. For purposes of comparison, results from prior periods also reflect this reclassification.

The glossary of acronyms and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 16.

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

In June 2005, the FASB issued FSP 143-1, which provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FSP 143-1 is required to be applied to the later of the first period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of SFAS No. 143 and the related FIN No. 47 for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households. The Company is continuing to analyze the impact of the Directive and FSP 143-1 on its financial position and results of operations and once it is completed expects to adopt FSP143-1 sometime in fiscal 2007.

In November 2005, the FASB issued FSP 115-1 and FAS 124-1, which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and FAS 124-1 are effective for all reporting periods beginning after December 15, 2005. At June 30, 2006, none of the Company’s unrealized investment losses were recognized as other-than-temporary impairments in its available-for-securities. The adoption of FSP 115-1 and FAS 124-1 did not have a material effect on our consolidated financial position, results of operations or cash flow.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning with the Company’s fiscal year 2008. The Company is currently assessing the impact, if any, of FIN No. 48 on its financial position and results of operations.

3.   Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

2004 Equity Incentive Plan:   As of June 30, 2006, the Company had an aggregate of 31.7 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 16.8 million shares are subject to outstanding options and 14.9 million shares are available for future grants of option and other stock awards. Options are subject to terms and conditions as determined by the Company’s Board of Directors. Stock options are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant. Stock options expire seven years from the date of grant.

The 2000 Director Stock Option Plan:   As of June 30, 2006, the Company had an aggregate of 1.1 million shares of its common stock reserved for issuance under its 2000 Director Stock Option Plan, of which 0.9 million shares are subject to outstanding options and 0.2 million shares are available for future grants of options. Stock options vest over a one-year period and expire ten years after the date of grant.

The activities under the stock option plan is summarized as follows (in thousands, except per share data):

	Three Months Ended, June 30, 2006
	Options	Weighted Average Exercise Price
Outstanding at March 31, 2006	19,937,115	$8.89
Granted	958,730	4.47
Exercised	(440,493)	3.56
Cancelled	(2,884,690)	9.91
Outstanding at June 30, 2006	17,570,662	8.62
Options exercisable at June 30, 2006	12,019,819	$10.20

The weighted average grant-date fair value of options granted during the first quarter of 2007 and 2006 was $4.47 and $3.88, respectively. The total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $1.57 million and $0.1 million, respectively. As of June 30, 2006, the weighted average remaining contractual term for outstanding options was 4.05 years, with an aggregate intrinsic value of $4.2 million. Of these options outstanding, those exercisable had an aggregate intrinsic value of $2.2 million and a weighted average remaining contractual term of 3.56 years.

As of June 30, 2006, the total unamortized stock-based compensation expense related to non-vested stock options was $7.9 million, net of estimated forfeitures, and this expense is expected to be recognized over a weighted-average period of 1.95 years. Compensation expenses for all stock-based awards granted are recognized using the straight-line amortization method.

Restricted Stock Awards and Restricted Stock Units:   As of June 30, 2006, there were 517,080 shares of service-based restricted stock awards and 64,530 of restricted stock units outstanding. Restrictions lapse 50% one year from the date of grant and the remainder at the second anniversary.

A summary of activity for restricted stock awards and restricted stock units as of June 30, 2006, and changes for the first quarter of 2006 is as follows:

Shares in thousands
Nonvested at March 31,2006	—
Granted	585,010
Exercised	—
Forfeited or expired	(3,400)
Nonvested at June 30, 2006	581,610

The weighted average grant-date fair value of restricted stock awards granted during the first quarter of 2006 was $4.23. The aggregate intrinsic value of restricted stock units that are expected to vest, net of estimated forfeitures, as of June 30, 2006 is $0.3 million. .

As of June 30, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to vest, net of estimated of estimated forfeitures. This cost is expected to be recognized over a weighted-average period of 1.96 years.

Employee Stock Purchase Plan:   The Company has authorized 10,600,000 shares of common stock for issuance under the 1986 ESPP. Qualified employees may elect to have a certain percentage (not to exceed 10%) of their salary withheld pursuant to the ESPP. The salary withheld is then used to purchase shares of the Company’s common stock at a price equal to 85% of the market value of the common stock at either the beginning of the offering period or at the end of each applicable six month purchase period, whichever is lower. During fiscal 2001, the Company amended the ESPP to extend the offering period from six months to 24 months, beginning in August 2000. Purchases are made every six months. During fiscal 2004, an additional 5,000,000 shares were added to the ESPP, making a total of 15,600,000 authorized shares under the 1986 ESPP.

We did not issue any shares under our ESPP, for the three months ended June 30, 2006. As of June 30, 2006, there were 4.1 million shares reserved for grant under this program.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. Total compensation cost for the Company’s stock plans in the first quarter of 2006 was $2.5 million, which consisted of $1.9 million from stock options, less than $0.1 million from restricted stock awards and restricted stock units, and $0.6 million from the employee stock purchase plan. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 (in thousands):

Three Months Ended
June 30, 2006
Employee stock-based compensation in:
Cost of revenue	$188
Total employee stock-based compensation in cost of revenue	188
Research and development expense	1,225
Selling, marketing and administrative expense	1,116
Total employee stock-based compensation in operating expense	2,341
Total employee stock-based compensation	2,529
Total other stock-based compensation	—
Total stock-based compensation	$2,529

Through fiscal 2006, the Company accounted for its stock plans using the intrinsic value method prescribed by APB No. 25. The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the first quarter of 2005(in thousands, except income per share amounts):

Three Months Ended
June 30, 2005
(pro forma)
Net income, before stock-based compensation for employees, prior period	$(35,973)
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	274
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(3,496)
Net income, after effect of stock-based compensation for employees	$(39,195)
Net income per share:
Basic—as reported for prior period	$(0.32)
Basic—after effect of stock-based compensation for employees	$(0.35)
Diluted—as reported for prior period	$(0.32)
Diluted—after effect of stock-based compensation for employees	$(0.35)

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The assumptions used to value options granted are as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Risk free interest rate	5.04%	3.80%
Expected term	4.22	2.35
Dividend yield	0.0	0.0
Expected volatility	44%	37%

Beginning April 1, 2006, we estimated the volatility of our stock using historical volatility as well as the implied volatility in market-traded options on our common stock in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. We will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), we had used our historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the notes to our consolidated financial statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS 123(R) and SAB 107 Prior to the adoption of SFAS 123(R), we used our historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123, as disclosed in the notes to our consolidated financial statements for the related periods.

4.   Business Acquisitions and Dispositions

IBM i/p Series RAID:   On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID component business line.

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company’s net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM has been paying royalties to the Company for the sale of its board-level products over the next five quarters, which are being recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, the Company received royalties of $5.6 million, which the Company recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in its Consolidated Statements of Operations. Additional royalties of $1.3 million were recorded in the first quarter of fiscal 2007. Through June 30, 2006, the Company had incurred a cumulative loss of $1.0 million on the disposal of the IBM i/p Series RAID Business.

Snap Appliance:   On July 23, 2004, the Company completed the acquisition of Snap Appliance, a provider of NAS products. Snap Appliance is included in the Company’s SSG segment. (Note 14).

On September 29, 2005, the Company’s Board of Directors approved management’s recommendation to divest its systems business, including the Snap Appliance business. Accordingly, the Company had classified the systems business as a discontinued operation in its consolidated financial statements for the three year period ended March 31, 2006 and began pursuing a sale of the systems business.

The Company had received offers from prospective buyers, however, management concluded that the potential value from retaining the operations outweighed the offers received for the business. On July 6, 2006, and effective for the end of the first quarter of fiscal 2007, the Company’s Board of Directors decided to retain the Snap Systems portion of the server business and management terminated its ongoing efforts to sell this business. As a result, results of operations for Snap Systems portion of the server business business have now been reclassified as part of continuing operations. For purposes of comparison, results from prior periods also reflect this reclassification.

As a result of the decision to retain and operate the Snap Systems portion of the server business, the Company performed an analysis in accordance with SFAS No. 144 and determined that the carrying value of the business’ long-lived assets exceeded the Company’s estimate of the fair value of the long-lived asset group. The Company recognized an impairment loss of $13.2 million based on the excess of the carrying value over the fair value of the long-lived asset group. The estimate of fair value of the assets was based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in the current business model. The estimation of the impairment involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets by the Company, operations and future selling prices for the Company’s products. The impairment loss, which was recorded as Impairment of intangible assets and other charges in the Condensed Consolidated Statement of Operations was due to the significant research and development expenditures necessary to grow Snap Systems portion of the server business revenue and the significant  uncertainties associated with achieving the growth in revenue.

On January 31, 2006, the Company signed a definitive agreement with Sanmina—SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company’s OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

Acquisition-Related Restructuring:   During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. The Company recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and adjustments were recorded in each subsequent quarter through the first quarter of fiscal 2006 totaling $0.7 million. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional lease costs related to the estimated loss of facilities that the Company subleased. As of June 30, 2006, the Company had utilized $4.4 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.5 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

5.   Balance Sheets Details

Inventories:

	June 30, 2006	March 31, 2006
	(in thousands)
Raw materials	$4,988	$4,258
Work-in-process	2,010	4,732
Finished goods	28,151	19,269
Total	$35,149	$28,259

Accrued Liabilities:

	June 30, 2006	March 31, 2006
	(in thousands)
Tax related	$48,549	$46,704
Acquisition related	3,594	3,635
Accrued compensation and related taxes	14,670	16,235
Other	16,181	21,148
Total	$82,994	$87,722

6.   Other Intangible Assets

	June 30, 2006		March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$40,028	$(30,908)	$39,578	$(29,426)
Customer relationships	1,047	(838)	1,047	(773)
Trade name	1,074	(674)	674	(635)
Subtotal	42,149	(32,420)	41,299	(30,834)
Intellectual property assets and warrants	41,623	(35,196)	41,623	(33,617)
Total	$83,772	$(67,616)	$82,922	$(64,451)

Amortization of other intangible assets was $3.2 million and $12.9 million in the first quarters of fiscal 2007 and 2006, respectively. The intangible assets relating to the Snap Server portion of the systems business have been reclassified from discontinuing operations and are included in the numbers above.

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in the Company’s current business model. The estimation of the impairment involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets and future selling prices for the Company’s products. During the first quarter of fiscal 2007, as a result of retaining the Snap Systems portion of the server business the company performed an impairment analysis that indicated that the carrying amount of the long-lived assets associated with the business exceeded their estimated fair value resulting in an impairment of $13.2 million in the Unaudited Consolidated Statement of Operations. Of the resulting impairment $5.6 million related to existing technology, $3.1 million was recorded as a reduction of core technology, and $4.5 million related to trademarks.

The annual amortization expense of the other intangible assets that existed as of June 30, 2006 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal years:
2007 (remaining nine months)	$4,231	$4,737
2008	2,655	1,691
2009	2,327	—
2010	121	—
2011 and thereafter	395	—
Total	$9,729	$6,428

7.   Interest and Other Income

The components of interest and other income for the first quarters of fiscal 2007 and 2006, were as follows:

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Interest income	$5,693	$3,574
Loss on redemption of debt	—	(86)
Foreign currency transaction gains (losses)	179	(317)
Other	31	437
Total	$5,903	$3,608

8.   Restructuring Charges

In the first quarter of fiscal 2007, management approved and initiated a plan to restructure the operations of the Company by simplifying its infrastructure. The restructuring plan eliminated certain duplicative resources in all functions of the organization worldwide. This resulted in a restructuring charge of $3.0 million for the first quarter of fiscal 2007. The Company recorded restructuring charges of $0.04 million for the first quarter of fiscal 2006. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2007, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

The activity in the accrued restructuring reserves related, excluding acquisition-related restructuring, was as follows for the first quarter of fiscal 2007:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Reserve balance at March 31, 2006	$1,185	$1,586	$2,771
First quarter of 2007 restructuring plan	3,011	—	3,011
Provision adjustments	(246)	(3)	(249)
Cash paid	(1,819)	(237)	(2,056)
Reserve balance at June 30, 2006	$2,131	$1,346	$3,477

The Company anticipates that the remaining restructuring severance and benefits balance of $2.2 million will be substantially paid out by the third quarter of fiscal 2007. Other charges will be paid out through fiscal 2009. The remaining restructuring reserve balance is reflected both in “Accrued liabilities” and “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

9.   Net Loss Per Share

Basic net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock options and warrants, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

A reconciliation of the numerator and denominator of the basic and diluted net loss per share computations were as follows:

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands, except per share amounts)
Numerators:
Loss from continuing operations	$(24,824)	$(14,060)
Income (loss) from discontinued operations	$1,554	$(21,913)
Adjusted net loss	$(23,270)	$(35,973)
Denominators:
Weighted average shares outstanding—basic	115,609	112,445
Effect of dilutive securities:
Employee stock options	—	—
Weighted average shares and potentially dilutive common shares outstanding—diluted	115,609	112,445
Net loss per share:
Basic
Continuing Operations	$(0.21)	$(0.13)
Discontinued Operations	$0.01	$(0.19)
Net Loss	$(0.20)	$(0.32)
Diluted
Continuing Operations	$(0.21)	$(0.13)
Discontinued Operations	$0.01	$(0.19)
Net Loss	$(0.20)	$(0.32)

Diluted loss per share for the first quarters of fiscal 2007 and 2006 were based only on the weighted-average number of shares outstanding during these periods, as the inclusion of any common stock equivalents would have been anti-dilutive. The items excluded for the first quarters of fiscal 2007 and 2006 were as follows:

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Outstanding employee stock options	17,571	19,730
Warrants(1)	19,874	19,874
3% Notes	695	1,427
¾% Notes	19,224	19,224

       (1) In connection with the issuance of its ¾% Convertible Senior Notes due 2023 (the “¾% Notes”), the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the ¾% Notes. For further discussion on this derivative financial instrument, please refer to Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

10.   Comprehensive Loss

The Company’s comprehensive loss, which consisted of net loss and the changes in net unrealized gains on marketable securities and foreign currency translation adjustments were as follows:

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Net loss	$(23,270)	$(35,973)
Net unrealized gains on marketable securities	653	421
Foreign currency translation adjustment	(867)	(805)
Comprehensive loss	$(23,484)	$(36,357)

The components of accumulated other comprehensive income were as follows:

	June 30, 2006	March 31, 2006
	(in thousands)
Unrealized losses on marketable securities	$(3,891)	$(3,233)
Foreign currency translation	1,314	452
Total	$(2,577)	$(2,781)

11.   Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. In the first quarter of fiscal 2007, the Company recorded an income tax provision of $0.9 million on a pre-tax loss from continuing operations of $23.9 million. In the first quarter of fiscal 2006, the Company recorded an income tax provision of $0.8 million on a pre-tax loss from continuing operations of $13.2 million. The estimated annual tax rate differs from the combined United States Federal and state statutory income tax rate of 40% primarily due to the valuation allowance recorded on all of the U.S. net deferred tax assets, foreign taxes related to the Company’s foreign subsidiaries the amortization of certain acquisition related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. The Company is in ongoing negotiations with the IRS with regard to its various tax disputes that may result in settlement of certain issues. The Company’s tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

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

In connection with the Company’s acquisitions of Snap Appliance, Eurologic and Elipsan Limited (“Elipsan”), portions of the purchase price and other future payments totaling $6.7 million, $3.8 million and $2.0 million, respectively, were held back (the “Holdbacks”) for unknown liabilities that may have existed as of the acquisition dates. The Company has asserted claims against the Snap Appliance and Eurologic Holdbacks totaling $3.0 million and $1.5 million, respectively. The Elipsan Holdback will be paid in fiscal 2007, except for funds necessary to provide for any pending claims.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first quarters of fiscal 2007 and 2006.

A reconciliation of the changes to the Company’s warranty accrual for the first quarters of fiscal 2007 and 2006 was as follows:

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Balance at beginning of period	$1,819	$2,084
Warranties provided	1,240	1,383
Actual costs incurred	(1,409)	(1,520)
Balance at end of period	$1,650	$1,947

14.   Segment Reporting

For the three month period ended June 30, 2006, the Company operated in three reportable segments: DPS, DSG and SSG. A description of the types of customers or products and services provided by each reportable segment is as follows:

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

•       SSG primarily provides Snap Server products, including NAS hardware and related software. The Company sells these products to VARs and end users through its network of distribution and reseller channels.

The unallocated corporate income and expenses, which are in the “Other” category, include amortization of acquisition-related intangible assets, restructuring charges, goodwill impairment, other charges, interest and other income, interest expense, all administrative expenses and certain research and development, selling and marketing expenses.

Summarized financial information on the Company’s reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the first quarters of fiscal 2007 and 2006:

	DPS	DSG	SSG	Other	Total
	(in thousands)
Three-Month Period Ended June 30, 2006:
Net revenues	$56,108	$5,203	$7,760	$—	$69,071
Segment income (loss)	7,270	919	(1,094)	(31,025)	(23,930)
Three-Month Period Ended June 30, 2005:
Net revenues	$65,171	$8,792	$9,850	$—	$83,813
Segment income (loss)	9,264	(381)	(486)	(21,611)	(13,214)

The following table presents the details of unallocated corporate income and expenses for the first quarters of fiscal 2007 and 2006:

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Unallocated corporate expenses, net	$(19,099)	$(24,207)
Restructuring charges	(3,011)	(40)
Impairment of intangibles and other charges	(13,942)	—
Interest and other income	5,903	3,608
Interest expense	(876)	(972)
Total	$(31,025)	$(21,611)

15.   Supplemental Disclosure of Cash Flows

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Non-cash investing and financial activities:
Adjustment for deferred stock-based compensation	$319	$390
Unrealized loss on available-for-sale securities	653	421

16.   Glossary

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

•       SSG: Snap Server Group

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

•       EITF No. 03-01: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

•       FASB: Financial Accounting Standards Board

•       FIN: FASB Interpretation Number

•       FIN No. 47: Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143

•       FIN No. 48: Accounting for Uncertainty in Income Taxes

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

•       SFAS No. 95: Statement of Cash Flows

•       SFAS No. 109: Accounting for Income Taxes

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

•       SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets

•       SFAS No. 151: Inventory Costs—an amendment of ARB No. 43, Chapter 4

•       SFAS No. 154: Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our intention to sell a portion of our systems business, expected revenues from our DSG segment, and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2006.

For your convenience, we have included, in Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1) key acronyms commonly used in our industry that are used in this Quarterly Report and (2) accounting rules and regulations that are also referred to herein. These key acronyms and accounting rules and regulations are listed in alphabetical order.

Recent Developments

On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through our acquisitions of Snap Appliance and Eurologic Systems in fiscal 2004, as well as internally developed hardware and software. In connection with this action, we classified the systems business as a discontinued operation in our consolidated financial statements in September 2005, and sold the block-based portion of the systems business in January 2006.

On July 6, 2006, our Board of Directors decided to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. As a result of the decision to retain the Snap Systems portion of the server business, we reorganized our segments in the first quarter of 2007, adding the SSG segment to our previous DPS and DSG segments. Our SSG segment primarily provides Snap Server products, including NAS hardware and related software. We sell these products to VARs and end users through our network of distribution and reseller channels.”

Results of Operations

Overview

In the first quarter of fiscal 2007, our revenues decreased 18% as compared to the first quarter of fiscal 2006 due primarily to slower adoption of our newer generation of serial products as compared to the declining revenue base of our parallel products. In the first quarter of fiscal 2007, IBM and Dell accounted for 34% and 17% of revenues, respectively, compared with 23% and 14%, respectively for IBM and Dell in the first quarter of fiscal 2006.  The increase in gross margin in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to cost reductions taken throughout fiscal 2006 that we began to realize in the first quarter of 2007, coupled with favorable pricing negotiations with certain of our customers. Operating expenses also decreased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 as a result of cost reductions and restructuring efforts.

Our future revenue growth remains largely dependent on the success of our new products addressing serial technologies (i.e., SAS, SATA and iSCSI), new OEM design wins and channel growth.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended(1)
	June 30, 2006	June 30, 2005
Net revenues	100%	100%
Cost of revenues	68	71
Gross margin	32	29
Operating expenses:
Research and development	25	22
Selling, marketing and administrative	22	22
Amortization of acquisition-related intangible assets	2	4
Restructuring charges	5	0
Impairment of intangible assets and other charges (gains)	20	(0)
Total operating expenses	74	48
Loss from continuing operations	(42)	(19)
Interest and other income	8	4
Interest expense	(1)	(1)
Loss from continuing operations before income taxes	(35)	(16)
Provision for income taxes	(1)	(1)
Provision from continuing operations	(36)	(17)
Discontinued operations, net of taxes (Note 4)
Loss from discontinued operations, net of taxes	(0)	(26)
Income from disposal of discontinued operations, net of taxes	2	—
Income (loss) from discontinued operations	2	(26)
Net loss	(34)%	(43)%

In the first quarter of fiscal 2007, we recorded an impairment charge of $13.2 million related to the Snap Systems server  business, for which the entire amount was recorded to Impairment of intangible assets and other charges. In the first quarter of fiscal 2006, we recorded an impairment charge of $15.5 million related to our IBM i/p Series RAID component business (the “IBM i/p Series RAID business”), which we subsequently sold to IBM in September 2005, of which $7.5 million was recorded as a reduction to “Net revenues” and $8.0 million was recorded to Impairment of intangible assets and other charges.

Net Revenues.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Segment Net Revenues:
DPS	$56.1	$65.2	(14)%
DSG	5.2	8.8	(41)%
SSG	7.8	9.8	(20)%
Total Net Revenues	$69.1	$83.8	(18)%

Revenues from our DPS segment decreased by $9.1 million in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, reflecting a decline in sales volumes and average selling prices of our parallel SCSI products, which was partially offset by increased sales of our serial products and benefits associated with the renegotiation of a customer supply contract. The decline in sales volumes of our SCSI products was primarily attributable to the transition from parallel to serial products in which we have a lower market share and a shift to lower-priced SATA solutions in which there is a more competitive market. The DPS segment performance was also hindered during the first quarter of fiscal 2007 due to supply issues that resulted from the transition of manufacturing operations to a contract manufacturer. During the quarter, our contract manufacturer was challenged with material shortages and systems transitions that impacted their ability to meet delivery commitments on a consistent basis, which consequently prevented us from completing certain product shipments during the quarter. These shortages are expected to continue through August 2006.

Revenues from our DSG segment decreased by $3.6 million in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to the decline in sales volumes of our digital media products and SCSI-based desktop computer products. We expect revenues from our DSG products to continue to decline as OEMs are incorporating other connectivity technologies directly into their products.

Revenues from our SSG segment decreased by $2.0 million in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily as a result of decreased sales resources focusing on the Snap Systems portion of the server business while it was available for sale, combined with customer concerns over the future of the product lines.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
Geographical Revenues:
North America	45%	45%
Europe	26%	33%
Pacific Rim	29%	22%
Total Geographical Revenues	100%	100%

Our overall international revenues remained flat as a percentage of our total revenues in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Included in European revenues for the first quarter of fiscal 2006 was a $5 million customer order that we do not expect to be repeated. Notwithstanding our supply and manufacturing constraints, we were able to deliver many RoHS compliant products to the European markets in the first quarter of fiscal 2007. The increase in the Pacific Rim market is due to the movement of some of our customer’s production to this region.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the first quarter of fiscal 2007, IBM and Dell accounted for 34% and 17% of our total revenues, respectively. In the first quarter of fiscal 2006, IBM and Dell accounted for 23% and 14% of our total revenues, respectively.

Gross Margin.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Gross Profit	$22.3	$24.1	(8)%
Gross Margin	32%	29%	3%

The increase in gross margin in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to an excess inventory adjustment of $4.3 million in the first quarter of fiscal 2006 related to the transition of our products to comply with the European RoHS Directive and to the benefits associated with renegotiated supply contracts in the December quarter of fiscal 2006. We have also been able to successfully lower our expenses through cost-control measures; however, the favorable impact was reduced due to the decrease in revenue from the first quarter of fiscal 2006. Cost of sales for the first quarter of fiscal 2007 included $0.2 million of charges related to the adoption of SFAS 123(R).

Research and Development Expense.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Research and Development	$17.3	$18.4	(6)%

The decrease in research and development expense in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily due to reduced headcount as a result of restructuring programs implemented in fiscal 2006 and decreased infrastructure spending. Research and Development expense for the first quarter of fiscal 2007 included $1.2 million of charges related to the adoption of SFAS 123(R).

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$15.4	$18.5	(17)%

The decrease in selling, marketing and administrative expense in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily a result of compensation expense recorded in the first quarter of fiscal 2006 of $1.2 million in relation to retirement costs of our former CEO and reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2006. Selling, Marketing and Administrative expense for the first quarter of fiscal 2007 included $1.1 million of charges related to the adoption of SFAS 123(R).

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$1.6	$3.1	(48)%

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

The decrease in amortization of acquisition-related intangible assets in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was due to the absence of amortization of $2.6 million of purchased intangible assets related to the disposition of the IBM i/p Series RAID business in September 2005 and lower amortization related to Snap Appliance intangible assets which were written down through charges recorded in March 2006 and June 2006.

Restructuring Charges.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$3.0	$0.04	7,428%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2007, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006. In the first quarter of fiscal 2007, we recorded a provision of $3.0 million related to severance and benefits related to the first quarter of fiscal 2007 restructuring plan.

Amortization of Intangibles and Other Charges.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Amortization of Intangibles and Other Charges	$13.9	$—	100%

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

At the end of the first quarter of fiscal 2007, a decision was made to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. We had classified the entire systems business as a discontinued operation in September 2005, and sold the block-based portion of the systems business in January 2006. In the fourth quarter of fiscal 2006, we recorded an impairment charge of $10.0 million on the long-lived assets held for sale to adjust the carrying value of these assets to fair value, which was aligned to the offers being negotiated.  With the decision at the end of the second quarter of fiscal 2007 to retain the Snap Server portion of the systems business, amounts which had previously classified as discontinued operations have been reclassified as part of continuing operations. For purposes of comparison, results from prior periods also reflect this reclassification.

As a result of the decision to retain and operate the Snap Systems portion of the server business, we performed an impairment analysis of this business. Due to the limited cash flows and a number of uncertainties, the analysis indicated that the carrying amount of the intangible assets associated with Snap Systems server business exceeded their estimated fair value, resulting in a required impairment of $13.2 million, which was recorded against Impairment of intangibles and other charges.

The remaining amount in Other Charges include legal and consulting fees incurred in connection with the effort that had been undertaken to sell the Snap Systems portion of the server business.

Interest and Other Income.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest income	$5.7	$3.6	59%
Loss on redemption of debt	—	(0.1)	100%
Translation gain (loss)	0.2	(0.3)	167%
Other	—	0.4	100%
Total Interest and Other Income	$5.9	$3.6	64%

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities, sublease income received from third parties and loss from the repurchase of our 3% Convertible Subordinated Notes due 2007 (the “3% Notes”). The increase in interest and other income in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities. Other income in the first quarter of fiscal 2006 was a result of sublease income, which was minimal in the first quarter of fiscal 2007.

Interest Expense.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Interest Expense	$(0.9)	$(1.0)	(10)%

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023 (the “¾% Notes”) and 3% Notes, issued in December 2003 and March 2002, respectively. The slight decrease in interest expense for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to the reduction in the outstanding balances of the 3% Notes.

Income Taxes.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Provision for Income Taxes	$0.9	$0.8	6%

Income tax provisions for interim periods are based on our estimated annual effective income tax rate. Our estimate of our taxes for the first quarters of fiscal 2007 and fiscal 2006 represent interest accrued on prior year’s tax disputes and foreign taxes related to our foreign subsidiaries. These tax rates for the first quarters of fiscal 2007 and fiscal 2006 differed from the combined United States Federal and state statutory income tax rate of 40% primarily due to the valuation allowance recorded on all of our U.S. net deferred tax assets, foreign taxes related to our foreign subsidiaries, certain acquisition-related intangible assets, excluding goodwill, that are not fully deductible for tax purposes and interest accrued on prior years’ tax disputes. We are in ongoing negotiations with the IRS with regard to various tax disputes that may result in settlement of certain issues. Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

Discontinued Operations.

	Three-Month Period Ended
	June 30, 2006	June 30, 2005	Percentage Change
	(in millions, except percentages)
Income (loss) from discontinued operations	$1.6	$(21.9)	—

The change in discontinued operations in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily driven by reduced operating expenses due to the divestiture of the IBM i/p Series RAID Business on September 30, 2005 and the divestiture of the OEM block-based systems business on January 31, 2006. The contribution from discontinued operations in the first quarter of fiscal 2007 is a combination of some residual royalty revenue related to the IBM i/p Series RAID Business and the contribution margin from one customer that remained with the Company after the divestiture of the OEM block-based systems business.

Liquidity and Capital Resources

Key Components of Cash Flows

Cash used for continuing operations was $4.6 million in the first quarter of fiscal 2007 as compared to cash used for continuing operations of $19.1 million in the first quarter of fiscal 2006. Cash used in the first quarter of fiscal 2007 resulted primarily from our net loss of $24.8 million. This was partially offset by the benefit of non-cash items included in operating results, which primarily consisted of an impairment charge of $13.2 million related to the SNAP Server intangible assets, the non-cash effect of the SFAS 123R expenses of $2.5 million, and depreciation and amortization of intangible assets and property and equipment of $5.0 million. Cash used in the first quarter of fiscal 2006 resulted primarily from our net loss of $14.1 million. This was partially offset by the benefit of non-cash items included in operating results, which primarily consisted of depreciation and amortization of intangible assets and property and equipment of $7.6 million. Additional factors included changes to working capital assets and liabilities that decreased cash provided by operating activities by $0.5 million in the first quarter of fiscal 2007 compared with $13.0 million in the first quarter of fiscal 2006, which was primarily the result of accounts payable increasing  by $12.3 million.

Cash used for investing activities was $28.8 million in the first quarter of fiscal 2007, which was primarily due to net purchases, net of sales and maturities, of restricted marketable securities and marketable securities of $28.0 million and purchases of property and equipment from continuing operations of $0.8 million. Cash used for investing activities was $320.9 million in the first quarter of fiscal 2006, which was primarily due to net purchases, net of sales and maturities, of restricted marketable securities and marketable securities of $317.0 million and purchases of property and equipment of $3.9 million.

Cash provided by financing activities of $1.6 million in the first quarter of fiscal 2006 was driven by the issuance of common stock in connection with purchases made under our employee stock purchase plan and stock option exercises. Cash used for financing activities of $18.5 million in the first quarter of fiscal 2006 was primarily driven by the repurchase of $19.8 million in aggregate principal amount of our 3% Notes for $18.6 million.

Liquidity.   At June 30, 2006, we had $555.7 million in cash, cash equivalents and marketable securities, of which approximately $93.2 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $257.2 million are intended to be reinvested internationally indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At June 30, 2006, we had $235.6 million of aggregate principal amount in convertible notes outstanding, consisting of $10.6 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our ¾% Notes that are due in December 2023.

We are required to maintain restricted cash or investments to serve as collateral for the first ten scheduled interest payments on our ¾% Notes. As of June 30, 2006, we had $4.0 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.7 million was classified as short-term and $2.3 million was long-term.

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

As of June 30, 2006, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2006. However, as part of the three-year contract manufacturing agreement entered into with Sanmina-SCI on January 9, 2006, we are committed to purchasing a majority of our products from Sanmina-SCI. In addition, as part of the agreement, we entered into a put agreement which entitles Sanmina-SCI to return any equipment not used within six months of the close of the transaction. We have a reserve for this potential liability as of June 30, 2006.

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

In June 2005, the FASB issued FSP 143-1, which provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FSP 143-1 is required to be applied to the later of the first period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of SFAS No. 143 and the related FIN No. 47 for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households. The Company is continuing to analyze the impact of the Directive and FSP 143-1 on its financial position and results of operations and once it is completed expects to adopt FSP143-1 sometime in fiscal 2007.

In November 2005, the FASB issued FSP 115-1 and FAS 124-1, which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and FAS 124-1 are effective for all reporting periods beginning after December 15, 2005. At June 30, 2006, none of our unrealized investment losses were recognized as other-than-temporary impairments in our available-for-securities. The adoption of FSP 115-1 and FAS 124-1 did not have a material effect on our consolidated financial position, results of operations or cash flow.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning with the Company’s fiscal year 2008. The Company is currently assessing the impact, if any, of FIN No. 48 on its financial position and results of operations.

Critical Accounting Policies

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended March 31, 2006. The following was added as a critical accounting policy during the first fiscal quarter ended June 30, 2006.

Stock-based compensation:   In fiscal 2007, the Company adopted SFAS No. 123(R) using the modified prospective application method and began accounting for its stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops its estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

The Company uses the Black-Scholes option valuation model to value employee stock awards. The Company estimates stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on the Company’s stock. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock based compensation awards with graded vesting that were granted after fiscal 2006, the Company recognizes compensation expense using the straight-line amortization method.

There have been no other changes in our critical accounting policies since March 31, 2006.

Acquisitions & Dispositions

IBM i/p Series RAID:   On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID component business line.

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company’s net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM has been paying royalties to the Company for the sale of its board-level products over the next five quarters, which are being recognized as contingent consideration in discontinued operations when earned. In fiscal 2006, the Company received royalties of $5.6 million, which the Company recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in our Consolidated Statements of Operations. Additional royalties of $1.3 million were recorded in the first quarter of fiscal 2007. Through June 30, 2006, the Company had incurred a loss of $1.0 million on the disposal of the IBM i/p Series RAID Business.

Snap Server:   On July 23, 2004, the Company completed the acquisition of Snap Appliance, a provider of NAS products. Snap Appliance is included in the Company’s SSG segment. (Note 4).

On September 29, 2005, the Company’s Board of Directors approved management’s recommendation to divest its systems business, including the Snap Appliance business. Accordingly, the Company had classified the systems business as a discontinued operation in its consolidated financial statements and was pursuing a sale of the systems business.

The Company had received offers from prospective buyes, however, management concluded that the potential value from retaining the operations outweighed the offers received for the business. On July 6, 2006, and effective for the end of the first quarter of fiscal 2007, our Board of Directors decided  that we should retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. As a result, results of operations for Snap Applicance business have now been reclassified as part of continuing operations.  For purposes of comparison, results from prior periods also reflect this reclassification.

As a result of the decision to retain and operate the Snap Systems portion of the server business, the Company performed an an analysis in accordance with SFAS No. 144 and determined that the carrying value of the business’ long-lived assets exceeded the Company’s estimate of the fair value of the long-lived asset group. The Company recognized an impairment loss of $13.2 million based on the excess of the carrying value over the fair value of the long-lived asset group. The estimate of fair value of the assets was based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in the current business model. The estimation of the impairment involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets by the Company operations and future selling prices for the Company’s products. The impairment loss, which was recorded as Impairment of intangibles and other charges in the Condensed Consolidated Statement of Operations was due to the significant research and development expenditures necessary to grow Snap Server systems business revenue and  the significant  uncertainties associated with achieving the growth in revenue.

On January 31, 2006, the Company signed a definitive agreement with Sanmina—SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company’s OEM block-based systems business for $14.5 million, of which $5.0 million will be received over the next two years. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended March 31, 2006. Our exposure to market risk has not changed materially since March 31, 2006.

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

Item 1A.,             Risk Factors

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

The impact of ongoing contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline.   Our quarterly revenues have declined in each of the last two quarters and may continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are engaged in ongoing contract negotiations concerning product specifications and price. These negotiations may prove to be unfavorable. In addition, we are in the midst of an industry transition from parallel to serial connectivity, and the revenue we generate from sales of our serial products may not grow at a fast enough rate to offset declines in sales of our parallel products. In addition, the new products and technologies to replace our legacy products and technologies we are developing may not gain sufficient market acceptance or contribute significantly to revenue. These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers.   We rely on contract manufacturers for manufacturing of our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of a majority of our products. The transition of the manufacturing facilities has not gone as well as expected, as Sanmina-SCI was challenged with material shortages that impacted their ability to meet delivery commitments on a consistent basis, which negatively impacted our revenues and operating results in the first quarter of fiscal 2007. If Sanmina-SCI is unable to meet our supply needs, we could lose customers or additional revenue, which would have an adverse effect on our results. We have no long-term agreements with our assembly and packaging subcontractors. We also employ Amkor Technology and Advanced Semiconductor Engineering for our final assembly and test operations related to our ASIC products. We cannot assure you these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by, these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

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

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

•       loss of customers;

•       loss of employees;

•       increased dependency on suppliers;

•       supply issues;

•       reduced revenue base;

•       impairment of our assets;

•       increased operating costs; and

•       material restructuring charges.

If we are unable to successfully complete the divestiture of our systems business it could result in an adverse effect on our business and financial results.   Completing the divestiture of our systems business (which includes substantially all of the operating assets that were obtained through the Eurologic Systems acquisitions) could cause significant diversions of management time and resources. In addition, if the net proceeds of any such sale, prove to be less than we anticipate, it could lead to an additional impairment charge against our assets. Additionally, customers for our systems products could be reluctant to continue to buy from us due to the uncertainty caused by the planned divestiture. We may not be successful in selling the systems business on terms that are acceptable to us or might not be able to find a buyer for the business. We may not be successful in overcoming these risks or any other problems encountered in connection with this divesture which may adversely affect our business, financial position and operating results.

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.   Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In the first quarter of fiscal 2007, our operating results were materially impacted by an impairment charge of intangibles for $13.2 million.

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

We depend on a few key customers and the loss of any of them could significantly reduce our revenues.   Historically, a small number of our customers has accounted for a significant portion of our revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In addition, our largest customers have begun accounting for an increasingly greater percentage of our net revenues, which could magnify the effects if one of these customers elected to reduce or eliminate their purchases from us. For example, in the first quarter of fiscal 2007, IBM and Dell accounted for 34% and 17% of our total net revenues, respectively, whereas in the first quarter of fiscal 2006, IBM, and Dell accounted for 23% and 14% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position.   If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. In addition, we or our customers may be impacted by component shortages if components that comply with the RoHS Directive are not available. Similar shortages of components used in our products or our customers’ products could adversely affect our net revenues and financial results in future periods.

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

We held approximately $93.2 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at June 30, 2006. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

We entered into strategic alliances with Vitesse for the development of our Serial Attached SCSI ROC product and with ServerEngines to advance our development of iSCSI products, and if these companies fail to develop and bring new products to market in a timely manner, it could result in an adverse effect on our business and financial results.   In January 2005, we entered into a strategic alliance with Vitesse for it to develop and market the next generation of our Serial Attached SCSI products. In March 2005, we entered into a strategic alliance with ServerEngines to develop and market the next generation of our IP storage products, such as 10Gb iSCSI. Accordingly, we are at risk that Vitesse and ServerEngines may encounter challenges in fulfilling their responsibilities under these alliances, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products. Vitesse became subject to investigation by the SEC and the U.S. Attorney’s office in New York regarding its historical practices with respect to the granting of stock options, which resulted in Vitesse terminating certain of their executives. To the extent that these investigations cause disruptions in Vitesse’s operations, or if we otherwise encounter issues with respect to our strategic alliances, it could have an adverse effect on our business and financial results.

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

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.   We have implemented several restructuring plans to reduce our operating costs in the first quarter of fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004, and recorded related restructuring charges of $3,0 million, $10.4 million, $5.9 million and $4.3 million, respectively. The plans included primarily the reduction of our workforce and the consolidation of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the original goals we had in implementing them due to such factors as significant costs or restrictions on workforce reductions that may be imposed in some international locales and a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.   Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. For example, in the first quarter of fiscal 2007, we recorded an impairment charge of $13.2 million on intangible assets related to our decision to retain and operate the Snap Systems portion of the server business. Of the resulting impairment $5.6 million related to existing technology, $3.1 million was recorded as a reduction of core technology, and $4.5 million related to trademarks. In fiscal 2006, we recorded a goodwill impairment charge of $90.6 million related to our DPS segment. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our former Channel segment. In fiscal 2004, we recorded an impairment charge of $5.0 million related to certain properties classified as held-for sale and a charge of $1.0 million relating to the decline in value of a minority investment. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges which could adversely affect our financial results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10 K for the fiscal year ended March 31, 2006, which include revenue recognition, inventory, goodwill, stock compensation expense and income taxes. In addition, we have included a new Critical Accounting Policy in this Form 10 Q related to stock based compensation. Furthermore, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10 K for the fiscal year ended March 31, 2006 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.   We continue to hold minority interests in privately held venture funds. At June 30, 2007, the carrying value of such investments aggregated $2.3 million. We have also committed to provide additional funding of up to $0.2 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

In addition, the NASDAQ Global Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

Item 6.                        Exhibits

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara
	Vice President and Chief Financial Officer (principal financial officer)	Date: August 8, 2006
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: August 8, 2006

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.