Form 10-Q
period 2006-09-30
ADAPTEC INC
filed 2006-11-08
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

The number of shares of Adaptec’s common stock outstanding as of November 2, 2006 was 117,454,763.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands, except per share amounts)

Net revenues	$73,553	$92,588	$142,624	$176,401
Cost of revenues	47,010	62,459	93,811	122,184
Gross profit	26,543	30,129	48,813	54,217
Operating expenses:
Research and development	13,560	17,856	30,854	36,236
Selling, marketing and administrative	15,693	19,239	31,087	37,700
Amortization of acquisition-related intangible assets	1,470	2,800	3,056	5,856
Restructuring charges	1,085	478	4,096	518
Goodwill impairment	—	90,602	—	90,602
Other charges	—	—	13,942	—
Total operating expenses	31,808	130,975	83,035	170,912
Loss from continuing operations	(5,265)	(100,846)	(34,222)	(116,695)
Interest and other income	5,825	4,523	11,728	8,131
Interest expense	(883)	(867)	(1,759)	(1,840)
Loss from continuing operations before income taxes	(323)	(97,190)	(24,253)	(110,404)
Provision for (benefit from) income taxes	(49,080)	2,672	(48,186)	3,518
Income (loss) from continuing operations	48,757	(99,862)	23,933	(113,922)
Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(132)	1,032	132	(20,881)
Income (loss) from disposal of discontinued operations, net of taxes	2,440	(6,976)	3,730	(6,976)
Income (loss) from discontinued operations	2,308	(5,944)	3,862	(27,857)
Net income (loss)	$51,065	$(105,806)	$27,795	$(141,779)

Income (loss) per share:
Basic
Continuing operations	$0.42	$(0.88)	$0.21	$(1.01)
Discontinued operations	$0.02	$(0.05)	$0.03	$(0.25)
Net income (loss)	$0.44	$(0.94)	$0.24	$(1.26)
Diluted
Continuing operations	$0.36	$(0.88)	$0.19	$(1.01)
Discontinued operations	$0.02	$(0.05)	$0.03	$(0.25)
Net income (loss)	$0.38	$(0.94)	$0.22	$(1.26)

Shares used in computing income (loss) per share:
Basic	116,325	112,965	115,967	112,705
Diluted	136,735	112,965	135,991	112,705

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2006	March 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$86,588	$131,373
Marketable securities	468,884	425,179
Restricted cash and marketable securities	1,680	1,663
Accounts receivable, net	41,393	47,876
Inventories	36,459	28,259
Prepaid expenses and other current assets	25,885	26,294
Total current assets	660,889	660,644
Property and equipment, net	28,887	30,665
Restricted marketable securities, less current portion	2,328	3,086
Other intangible assets, net	13,108	32,524
Other long-term assets	18,143	10,480
Total assets	$723,355	$737,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,724	$40,246
Accrued liabilities	39,244	87,722
3% Convertible Subordinated Notes	10,637	10,637
Total current liabilities	85,605	138,605
3/4% Convertible Senior Subordinated Notes	225,000	225,000
Other long-term liabilities	3,048	4,349
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	117	115
Additional paid-in capital	183,165	174,648
Deferred stock-based compensation	—	(319)
Accumulated other comprehensive income (loss), net of taxes	843	(2,781)
Retained earnings	225,577	197,782
Total stockholders’ equity	409,702	369,445
Total liabilities and stockholders’ equity	$723,355	$737,399

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$27,795	$(141,779)
Less: Income (loss) from discontinued operations	3,862	(27,857)
Income (loss) from continuing operations	23,933	(113,922)
Adjustments to reconcile income (loss) from continuing operations to net cash used for operating activities:
Impairment of intangible assets	13,203	—
Impairment of goodwill	—	90,602
Non-cash effect of tax settlement	(45,955)	—
Stock-based compensation	4,566	351
Loss on extinguishment of debt	—	102
Depreciation and amortization	9,299	14,434
Other non-cash items	681	(129)
Changes in assets and liabilities	(15,397)	(5,679)

Net Cash Used for Operating Activities of Continuing Operations	(9,670)	(14,241)
Net Cash Provided by Operating Activities of Discontinued Operations	2,564	2,916
Net Cash Used for Operating Activities	$(7,106)	$(11,325)

Cash Flows From Investing Activities:
Maturities of restricted marketable securities	844	844
Payment of holdback in connection with acquisition of Platys	(1,507)	—
Purchases of property and equipment	(1,845)	(5,416)
Proceeds from the sale of property and equipment	—	2,684
Purchases of marketable securities	(165,839)	(438,060)
Sales of marketable securities	111,337	107,141
Maturities of marketable securities	14,029	4,511
Net Cash Used for Investing Activities of Continuing Operations	(42,981)	(328,296)
Net Cash Used for Investing Activities of Discontinued Operations	—	(1,655)
Net Cash Used for Investing Activities	(42,981)	(329,951)
Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt	—	(22,988)
Proceeds from issuance of common stock	4,272	2,554
Net Cash Provided by (Used for) Financing Activities	4,272	(20,434)
Effect of Foreign Currency Translation on Cash and Cash Equivalents	1,030	(853)
Net Decrease in Cash and Cash Equivalents	(44,785)	(362,563)
Cash and Cash Equivalents at Beginning of Period	131,373	441,588
Cash and Cash Equivalents at End of Period	$86,588	$79,025

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“financial statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the March 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 14, 2006. The second quarters of fiscal 2007 and 2006 ended September 29, 2006 and September 30, 2005, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on September 30. The results of operations for the second quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

As discussed in Note 4, in September 2005, the Company sold its IBM i/p Series RAID component business (“IBM i/p Series RAID Business”) to International Business Machines (“IBM”) and the Company’s Board of Directors approved management’s recommendation to divest its systems business. Accordingly, the Company reclassified the financial statements and related disclosures for all periods presented to reflect the results of IBM i/p Series RAID Business and the systems business as discontinued operations.  In January 2006, the Company sold the block-based portion of its systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Incorporated. In July 2006, and effective for the end of the first quarter of fiscal 2007, the Company’s Board of Directors decided to retain the Snap Server portion of the systems business and management terminated its ongoing efforts to sell this business. Accordingly, the Company has reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of its systems business as continuing operations.

Unless otherwise indicated, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company’s continuing operations.

The glossary of key acronyms used in the Company’s industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 16.

2. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective beginning with the Company’s fiscal year 2008.  The Company is currently assessing the impact, if any, of FIN No. 48 on its financial position and results of operations.

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron curtain” method.  The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements; but its use can lead to the accumulation of misstatements in the balance sheet.  The “iron-curtain” method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement.  The Company currently uses the “roll-over” method for quantifying identified financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and the “roll-over” methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the “cumulative effect” transition method in connection with the preparation of its annual financial statements for the year ending March 31, 2007.  The Company is currently evaluating the impact of SAB 108 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock awards to employees, directors and consultants under two equity incentive plans.  The Company also has an employee stock purchase plan for all eligible employees. These plans are described in further detail below.

Employee Stock Purchase Plan:    The Company has authorized 15,600,000 shares of common stock for issuance under the 1986 ESPP. Eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at the lower of 85% of the market value of the common stock at the beginning of the 24 month offering period or at the end of each applicable six month purchase period. The Company issued 0.6 million shares under the ESPP in the second quarter and first half of fiscal 2007. As of September 30, 2006, 3.5 million shares remained available for issuance. As of September 30, 2006, the total unamortized stock-based compensation expense related to shares issuable under the ESPP was $1.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.96 years.

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option:   In August 2004, the Company’s Board of Directors and its stockholders approved the Company’s 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. Twenty-five percent of stock options for new hires generally vest and become exercisable one year from the date of grant and then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. As of September 30, 2006, the Company had an aggregate of 31.1 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 15.3 million shares are subject to outstanding options and 15.8 million shares are available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors’ Stock Option Plan:   In September 2006, the Company’s Board of Directors and its stockholders approved the Company’s 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 2000 Director Stock Option Plan and the 1990 Directors’ Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company expects that (1) new non-employee directors will receive an option to purchase 32,500 shares of the Company’s common stock, in which 25% of these stock options will vest and become exercisable one year from the date of grant and quarterly thereafter for the next three years, (2) existing non-employee directors will receive an option to purchase 12,500 shares of the Company’s common stock on May 31st of each year, with such option vesting quarterly over one year, (3) a new non-employee director will receive 16,250 shares of restricted stock and (4) existing non-employee directors will receive 6,250 shares of restricted stock on May 31st of each year. The restricted stock will fully vest one year after the date of grant. Stock options expire ten years from the date of grant. As of September 30, 2006, the Company had an aggregate of 2.2 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.9 million shares are subject to outstanding options and 1.3 million shares are available for future grants.

Assumed Stock Option Plans:   The Company assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance, Inc. in fiscal 2005, Eurologic Systems Group Limited in fiscal 2004, Platys Communications, Inc. in fiscal 2002 and Distributed Processing Technology Corporation in fiscal 1999. No further options may be granted under these assumed plans. However, options that were outstanding under these plans will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term. As of September 30, 2006, the Company had 0.2 million shares of common stock reserved that are subject to outstanding options under these assumed plans.

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the Company to measure and recognize compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values. Accordingly, the Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2007 reflect the impact of adopting SFAS No. 123(R) and prior periods have not been restated.

Stock-based compensation expense recognized in the second quarter and first half of fiscal 2007 includes (a) stock-based award payments granted prior to, but not yet vested as of April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures and (b) stock-based award payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized the stock-based compensation costs for all stock-based awards using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures.

Total compensation expense for the Company’s stock-based awards in the second quarter and first half of 2007 was $2.0 million and $4.6 million, respectively. The following table summarizes the impact of the adoption of SFAS No. 123(R) on stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2007:

	Three-Month Period Ended	Six-Month Period Ended
	September 30, 2006	September 30, 2006
	(in thousands)

Stock-based compensation expense by caption:
Cost of revenues	$141	$329
Research and development	865	2,090
Selling, marketing and administrative	1,017	2,147
Stock-based compensation expense effect on income from continuing operations, net of taxes	2,023	4,566

Stock-based compensation expense by type of award:
Stock options	$1,642	$3,546
Restricted stock awards and restricted stock units	263	306
Employee stock purchase plan	118	714
Stock-based compensation expense effect on income from continuing operations, net of taxes	2,023	4,566

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s net income for the second quarter and first half of fiscal 2007 was lower by $2.0 million and $4.6 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. In addition, prior to adopting SFAS No. 123(R), the Company presented the tax benefits of stock option exercises as operating cash flows in the Condensed Consolidated Statements of Cash Flows; however, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the first halves of fiscal 2007 and 2006. Therefore, no amounts were classified from operating to financing cash flows for the first half of fiscal 2006. In addition, there was no stock-based compensation costs capitalized as part of an asset in the second quarter and first halves of fiscal 2007 and during fiscal 2006.

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN No. 44, and complied with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense was recognized on the measurement date based on the excess, if any, of the fair value of the Company’s common stock over the amount an employee must pay to acquire the common stock.  Compensation costs related to restricted stock awards and assumed unvested acquisition-related stock options, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period. In addition, the employee stock purchase plan was deemed noncompensatory under APB Opinion No. 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the employee stock purchase plan. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to account for stock-based compensation for the second quarter and first half of fiscal 2006:

	Three-Month Period Ended	Six-Month Period Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share amounts)

Net loss, as reported	$(105,806)	$(141,779)
Add: Stock-based compensation expense previously determined under intrinsic value method, net of taxes	1,029	1,303
Deduct: Stock-based compensation expense determined under fair value-based method, net of taxes	(2,884)	(6,380)
Pro forma net loss	$(107,661)	$(146,856)

Basic net loss per share:
As reported	$(0.94)	$(1.26)
Pro forma	$(0.95)	$(1.30)
Diluted net loss per share:
As reported	$(0.94)	$(1.26)
Pro forma	$(0.95)	$(1.30)

Valuation Assumptions

                Upon adoption of SFAS No. 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected term, and expected dividends.

Beginning April 1, 2006, the Company estimated the volatility of its stock using historical volatility as well as the implied volatility in market-traded options on its common stock in accordance with guidance in SFAS No. 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS No. 123(R), the Company used its historical common stock price volatility in accordance with SFAS No. 123 for purposes of pro forma information disclosed in the notes to its consolidated financial statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates using the implied yield currently available on U.S. Treasury zero-coupon issues that is appropriate for the term of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends as it is the Company’s current policy to reinvest earnings for its business.

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on its historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and SAB 107. Prior to the adoption of SFAS No. 123(R), the Company used its historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS No. 123, as disclosed in the notes to its consolidated financial statements for the related periods.

 The fair value of the Company’s outstanding stock options was estimated using the following weighted-average assumptions:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Equity Incentive Plans:
Expected life (in years)	3.87 – 4.22	2.5	3.87 – 4.22	2.5
Risk-free interest rates	4.60 – 4.89%	4.2%	4.60 – 5.11%	4.1%
Expected volatility	44%	39%	44%	38%
Dividend yield	—	—	—	—
Weighted average fair value	$2.38	$0.97	$2.65	$0.98

ESPP:
Expected life (in years)	1.00 – 1.25	1.1	1.00 – 1.25	1.1
Risk-free interest rates	5.07 – 5.11%	3.8%	5.07 – 5.11%	3.8%
Expected volatility	44%	39%	44%	39%
Dividend yield	—	—	—	—
Weighted average fair value	$1.11	$1.12	$1.11	$1.12

Stock Benefit Plans Activities

Equity Incentive Plans:  A summary of option activity under all of the Company’s equity incentive plans as of September 30, 2006, and changes during the first half of fiscal 2007 is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(in thousands except exercise price and contractual term)

Outstanding at March 31, 2006	19,942	$8.90
Granted	1,283	4.39
Exercised	(754)	3.53
Forfeited and cancelled	(4,164)	9.65
Outstanding at September 30, 2006	16,307	$8.60	3.88	$4,499
Options vested and expected to vest at September 30, 2006	15,359	$8.80	3.76	$4,265
Options exercisable at September 30, 2006	11,733	$9.89	3.38	$2,917

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5.7 million options that were in-the-money at September 30, 2006. During the second quarters of fiscal 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was $0.3 million and $0.0 million, respectively, determined as of the date of option exercise.   During the first halves of fiscal 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was $0.7 million and $0.5 million, respectively, determined as of the date of option exercise.

The following table summarizes information about the Company’s equity incentive plans as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/06	Weighted Average Exercise Price
	(in thousands except weighted average exercise price and contractual life)

$0.18 – $0.18	52	4.37	$0.18	52	$0.18
$0.35 – $3.45	3,494	4.05	3.41	2,297	3.40
$0.35 – $4.24	2,072	5.72	4.03	786	3.94
$4.26 – $6.25	1,690	5.44	5.26	835	4.93
$6.30 – $7.66	2,192	3.69	7.10	1,361	6.94
$7.70 – $11.94	1,797	4.27	10.05	1,454	10.28
$12.20 – $14.60	1,657	2.42	13.08	1,598	13.11
$14.68 – $14.90	310	3.73	14.89	307	14.89
$15.29 – $15.29	2,609	2.24	15.29	2,609	15.29
$15.97 – $3,473.67	434	2.62	25.88	434	25.88

	16,307	3.88	$8.60	11,733	$9.89

As of September 30, 2006, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $6.4 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.05 years. Compensation expenses for all stock-based awards granted are recognized using the straight-line amortization method.

Restricted Stock Awards and Restricted Stock Units:   Restricted stock awards and restricted stock units were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock units are converted into shares of the Company’s common stock upon vesting.  As of September 30, 2006, there were 0.6 million shares of service-based restricted stock awards and 0.1 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions.  Restrictions lapse 50% one year from the date of grant and the remainder at the second anniversary for restricted stock awards and restricted stock units granted under the 2004 Equity Incentive Plan. Restrictions lapse one year from the date of grant for restricted stock awards and restricted stock units granted under the 2006 Director Plan. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards as of September 30, 2006, and changes during the first half of fiscal 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands except weighted average grant-date fair value)

Nonvested stock at March 31,2006	—	$—
Granted	627	4.27
Vested	—	—
Forfeited	(32)	4.24
Nonvested stock at September 30, 2006	595	$4.27

As of September 30, 2006, the total unrecognized compensation expense related to non-vested restricted stock awards that is expected to vest, net of estimated forfeitures, was $1.6 million.  This expense is expected to be recognized over a remaining weighted-average period of 1.50 years.

A summary of activity for restricted stock units as of September 30, 2006, and changes during the first half of fiscal 2007 is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Purchase Price	(Years)	Value
	(in thousands except purchase price and contractual term)

Nonvested units at March 31, 2006	—	$—
Granted	65	0.001
Vested	—	—
Forfeited and cancelled	(3)	0.001

Nonvested units at September 30, 2006	62	$0.001	1.21	$269
Units vested and expected to vest at September 30, 2006	46	$0.001	1.15	$205

As of September 30, 2006, the total unrecognized compensation expense related to non-vested restricted stock units that is expected to vest, net of estimated forfeitures, was $0.2 million.  This expense is expected to be recognized over a remaining weighted-average period of 1.21 years.

4. Business Dispositions

IBM i/p Series RAID: On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID Business.

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company’s net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which will be recognized as contingent consideration in discontinued operations as earned. In fiscal 2006, the Company received royalties, net of taxes of $5.6 million, which the Company recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in its Consolidated Statements of Operations.  Additional royalties, net of taxes of $2.4 million and $3.7 million, were recorded in the second quarter and first half of fiscal 2007, respectively.  Through September 30, 2006, the Company has recognized a cumulative gain of $1.4 million on the disposal of the IBM i/p Series RAID Business.

Net revenues and the components of income (loss) related to the IBM i/p Series RAID Business included in discontinued operations, which were previously included in the Company’s DPS segment, were as follows:

	Three-Month Period Ended	Six-Month Period Ended
	September 30, 2005	September 30, 2005
	(in thousands)

Net revenues	$15,357	$19,809
Income (loss) from discontinued operations before income taxes	3,694	(14,663)
Benefit from income taxes	(833)	(642)
Income (loss) from discontinued operations	$4,527	$(14,021)

Systems Business:  On September 29, 2005, the Company’s Board of Directors approved management’s recommendation to divest its systems business, including substantially all of the operating assets and cash flows that were obtained through the Snap Appliance acquisition in July 2004. Accordingly, the Company had classified the systems business as a discontinued operation in its consolidated financial statements for the three-year period ended March 31, 2006 and began pursuing a sale of the systems business.

On January 31, 2006, the Company sold the block-based portion of its systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for $14.5 million, of which $5.0 million will be received over the two years following the transaction. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

The Company received offers from prospective buyers for the Snap Server portion of its systems business; however, management concluded that the potential value from retaining the operations outweighed the offers received for the business.  As a result, on July 6, 2006, and effective for the end of the first quarter of fiscal 2007, the Company’s Board of Directors decided  to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. As a result, the  Company has reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of its systems business as continuing operations.  In addition, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 6) and $0.7 million of legal and consulting fees incurred in connection with its efforts that had been undertaken to sell the Snap Server portion of its systems business, which was recorded in “Other charges” in the Condensed Consolidated Statements of Operations in the first half of fiscal 2007.

Net revenues and the components of income (loss) related to the block-based portion of its systems business included in discontinued operations, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)

Net revenues	$418	$7,112	$2,036	$17,245
Income (loss) from discontinued operations before income taxes	(181)	(3,568)	149	(6,865)
Provision for (benefit from) income taxes	(49)	(73)	17	(5)
Income (loss) from discontinued operations	$(132)	$(3,495)	$132	$(6,860)

5. Balance Sheets Details

Inventories:

	September 30, 2006	March 31, 2006
	(in thousands)

Raw materials	$4,166	$4,258
Work-in-process	4,281	4,732
Finished goods	28,012	19,269
Total	$36,459	$28,259

Accrued Liabilities:

	September 30, 2006	March 31, 2006
	(in thousands)

Tax related	$10,646	$46,704
Acquisition related	2,146	3,635
Accrued compensation and related taxes	11,610	16,235
Other	14,842	21,148
Total	$39,244	$87,722

6. Goodwill and Other Intangible Assets

Goodwill:   Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In connection with the reorganization of the Company’s segments in fiscal 2006, in which the organization managed its segments at the product level as opposed to a set of customer-focused products, an assessment of the recoverability of goodwill was performed.  Impairment of goodwill is tested at the Company’s reporting unit level, which is its operating segment level, by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company’s review process uses the income or discounted cash flows approach and the market approach. In performing its analysis, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, the Company wrote-off the entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006.  Factors that led to this conclusion included, but were not limited to, industry technology changes experienced in the first half of fiscal 2006 such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led the Company to sell the IBM i/p Series RAID Business in the second quarter of fiscal 2006 and the decision to sell the systems business; continued losses associated with the sales of systems products to IBM; and general market conditions.

Other Intangible Assets:

	September 30, 2006		March 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Acquisition-related intangible assets:
Patents, core and existing technologies	$43,545	$(35,797)	$43,545	$(24,218)
Customer relationships	1,047	(904)	1,047	(773)
Trade name	10,774	(10,407)	10,774	(5,858)
Subtotal	55,366	(47,108)	55,366	(30,849)
Intellectual property assets and warrants	40,242	(35,392)	40,242	(32,235)
Total	$95,608	$(82,500)	$95,608	$(63,084)

Amortization of other intangible assets was $3.0 million and $4.5 million in the second quarters of fiscal 2007 and 2006, respectively.  Amortization of other intangible assets was $6.2 million and $9.2 million in the first halves of fiscal 2007 and 2006, respectively.  The other intangible assets related to the Snap Server portion of the systems business have been reclassified from discontinued operations to continuing operations and are included in the numbers above.

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets are impaired. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in the Company’s current business model. The estimation of the impairment involves numerous assumptions that require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets and future selling prices for the Company’s products. During the first quarter of fiscal 2007, as a result of the decision to retain and operate the Snap Server portion of the systems business, the Company performed an impairment analysis that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million in “Other charges” in the in the Condensed  Consolidated Statements of Operations, of which $5.6 million, $3.1 million and $4.5 million related to the Company’s intangible assets for existing technology, core technology, and trademarks, respectively.

The annual amortization expense of the other intangible assets that existed as of September 30, 2006 is expected to be as follows:

	Estimated Amortization Expense
	Acquisition-related intangible assets	Intellectual property assets
	(in thousands)
Fiscal years:
2007 (remaining six months)	$2,938	$3,159
2008	2,892	1,691
2009	2,395	—
2010	33	—
2011 and thereafter	—	—
Total	$8,258	$4,850

7. Interest and Other Income

The components of interest and other income for the second quarters and first halves of fiscal 2007 and 2006, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)

Interest income	$5,813	$3,969	$11,506	$7,543
Loss on redemption of debt	—	(16)	—	(102)
Transaction gains (losses)	(45)	(63)	134	(380)
Other	57	633	88	1,070
Total	$5,825	$4,523	$11,728	$8,131

In the second quarter of fiscal 2006, the Company repurchased $3.4 million in aggregate principal amount of its 3% Convertible Subordinated Notes (“3% Notes”) on the open market for an aggregate price of $3.4 million, resulting in an immaterial loss.  In the first half of fiscal 2006, the Company repurchased $23.2 million in aggregate principal amount of its 3% Notes on the open market for an aggregate price of $23.1 million, resulting in an immaterial loss.  The loss on extinguishment of debt has been included in “Interest and other income” in the Company’s Condensed Consolidated Statements of Operations.

8. Restructuring Charges

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure the operations of the Company by simplifying its infrastructure.  The first quarter of fiscal 2007 restructuring plan eliminated certain duplicative resources in all functions of the organization worldwide, due to consolidating certain processes and vacating redundant facilities in order to reduce the Company’s cost structure, resulting in a restructuring charge of $3.0 million. The second quarter of fiscal 2007 restructuring plan vacated another redundant facility and involuntarily terminated employees primarily related to research and development activities, resulting in a restructuring charge of $0.9 million.

The Company also recorded provision adjustments of $0.2 million in the second quarter and first half of fiscal 2007 related primarily to additional lease costs based on the estimated loss on facilities that the Company subleased and asset impairments associated with the identification of duplicative assets. This was partially offset by severance and benefits as actual costs were lower than anticipated. These provision adjustments pertained to the restructuring plans that the Company implemented in the first quarter of fiscal 2007, and restructuring plans that it implemented in fiscal 2006, fiscal 2003, fiscal 2002 and fiscal 2001. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level.  For a complete discussion of all restructuring actions that were implemented prior to fiscal 2007, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first half of fiscal 2007:

	Severance And
	Benefits	Other Charges	Total
	(in thousands)

Reserve balance at March 31, 2006	$1,185	$1,586	$2,771
Q1’07 Restructuring Plan	2,927	101	3,028
Q2’07 Restructuring Plan	881	—	881
Provision adjustments	(101)	288	187
Non-cash charges	—	(225)	(225)
Cash paid	(4,334)	(540)	(4,874)
Reserve balance at September 30, 2006	$558	$1,210	$1,768

The Company anticipates that the remaining restructuring severance and benefits balance of $0.6 million will be substantially paid out by the third quarter of fiscal 2007 while the remaining restructuring other charges balance of $1.2 million , relating primarily to long term leases, will be paid out through fiscal 2009.  The remaining restructuring reserve balance is reflected both in “Accrued liabilities” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

Acquisition-Related Restructuring:    During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. The Company recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and adjustments were recorded in each subsequent quarter through the first quarter of fiscal 2006 totaling $0.7 million. Any further changes to the Company’s finalized plan will be accounted for under SFAS No. 146 and will be recorded in “Restructuring charges” in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional lease costs related to the estimated loss of facilities that the Company subleased. As of September 30, 2006, the Company had utilized $4.5 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.4 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for the first half of fiscal 2007:

	Severance And
	Benefits	Other Charges	Total
	(in thousands)

Snap Appliance Acquisition-Related Restructuring Plan:
Reserve balance at March 31, 2006	$46	$2,489	$2,535
Cash paid	—	(170)	(170)
Reserve balance at September 30, 2006	$46	$2,319	$2,365

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands, except per share amounts)

Numerators:
Income (loss) from continuing operations—basic	$48,757	$(99,862)	$23,933	$(113,922)
Income (loss) from discontinued operations—basic	2,308	(5,944)	3,862	(27,857)
Net income (loss)—basic	$51,065	$(105,806)	$27,795	$(141,779)

Adjustments:
Adjustment for interest expense on ¾% Convertible Senior Subordinated Notes (“¾% Notes”) , net of taxes	$762	$—	$1,524	$—
Adjustment for interest expense on 3% Notes, net of taxes	100	—	—	—
Total adjustments for interest expense on convertible notes, net of taxes	$862	$—	$1,524	$—

Adjusted income (loss) from continuing operations—diluted	$49,619	$(99,862)	$25,457	$(113,922)
Adjusted income (loss) from discontinued operations—diluted	2,308	(5,944)	3,862	(27,857)
Adjusted net income (loss)—diluted	$51,927	$(105,806)	$29,319	$(141,779)

Denominators:
Weighted average shares outstanding—basic	116,325	112,965	115,967	112,705
Effect of dilutive securities:

Stock options	491	—	800	—
¾% Notes	19,224	—	19,224	—
3% Notes	695	—	—	—
Weighted average shares and potentially dilutive common shares outstanding—diluted	136,735	112,965	135,991	112,705

Income (loss) per share:
Basic
Continuing operations	$0.42	$(0.88)	$0.21	$(1.01)
Discontinued operations	$0.02	$(0.05)	$0.03	$(0.25)
Net income (loss)	$0.44	$(0.94)	$0.24	$(1.26)
Diluted
Continuing operations	$0.36	$(0.88)	$0.19	$(1.01)
Discontinued operations	$0.02	$(0.05)	$0.03	$(0.25)
Net income (loss)	$0.38	$(0.94)	$0.22	$(1.26)

Certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for the second quarter and first half of fiscal 2007 because their inclusion would have been anti-dilutive. In addition, diluted loss per share from continuing operations, discontinued operations and net loss for the second quarter and first half of fiscal 2006 was based only on the weighted-average number of shares outstanding during these periods, as the inclusion of any common stock equivalents would have been anti-dilutive. The items excluded for the second quarters and first halves of fiscal 2007 and 2006 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Outstanding employee stock options	12,552	19,461	12,825	19,820
Outstanding restricted stock awards and units	8	—	4	—
Warrants(1)	19,874	19,874	19,874	19,874
¾% Notes	—	19,224	—	19,224
3% Notes	—	880	695	1,154

(1) In connection with the issuance of its ¾% Notes due 2023, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the ¾% Notes. For further discussion on this derivative financial instrument, please refer to Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

10. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Net income (loss)	$51,065	$(105,806)	$27,795	$(141,779)
Net unrealized gains (losses) on marketable securities, net of taxes	3,222	(1,231)	2,569	(810)
Foreign currency translation adjustment, net of taxes	182	(157)	1,055	(962)
Comprehensive income (loss), net of taxes	$54,469	$(107,194)	$31,419	$(143,551)

The components of accumulated other comprehensive income (loss) were as follows:

	September 30, 2006	March 31, 2006
	(in thousands)
Unrealized losses on marketable securities	$(669)	$(3,233)
Foreign currency translation	1,512	452
Total	$843	$(2,781)

11. Income Taxes

Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate. The estimated annual tax for fiscal 2007 includes foreign taxes related to the Company’s foreign subsidiaries, certain state minimum taxes, interest accrued on prior years’ tax disputes and the tax allocation between the Company’s continuing and discontinued operations. This resulted in a tax benefit of $3.1 million for the second quarter of fiscal 2007. In addition, the Company settled certain tax disputes with the U.S. and Singapore taxing authorities, including the resolution of the Company’s fiscal 1997 U.S. Tax Court Litigation, which resulted in a discrete tax benefit of $46.0 million that was recorded in the second quarter of fiscal 2007. The estimated annual tax for fiscal 2006 consists of foreign taxes related to the Company’s foreign subsidiaries, certain state minimum taxes and interest accrued on prior years’ tax disputes. A portion of those disputes was resolved in fiscal 2007. The Company currently has a full valuation allowance on its net U.S. deferred tax assets. The Company is in ongoing negotiations with the U.S. and Singapore taxing authorities with regard to its various tax disputes. The Company’s tax rate for the period in which a settlement is reached is impacted if the settlement materially differs from the amounts previously accrued.

12. Commitments and Contingencies

The Company has been, or is, subject to IRS audits for its fiscal years 1994 through 2003. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 cycle did not have a material adverse effect on the Company’s financial position or results of operations, as sufficient tax provisions had been made. The outcome of the fiscal 1997 cycle resulted in the release of tax reserves in September 2006. The final Tax Court stipulations will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the respective fiscal 1994 through 1996 and fiscal 1997 audit cycles. In addition, in fiscal 2005, the Company resolved all issues for fiscal 1998 through fiscal 2001 audit cycles, other than the tax credits that were generated but not used in subsequent years that may be carried back. The IRS is currently auditing the Company’s Federal income tax returns for the fiscal 2002 and 2003 audit cycle. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company’s acquisitions of Snap Appliance, Eurologic, Elipsan Limited (“Elipsan”), and Platys Communications, Inc. (“Platys”), portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back (the “Holdbacks”) for unknown liabilities that may have existed as of the acquisition dates. As of September 30, 2006, the Company has asserted claims against the Snap Appliance and Eurologic Holdbacks totaling $3.0 million and $1.5 million, respectively. The remainder of the Platys Holdback of $0.7 million was paid in the second quarter of fiscal 2007. The Elipsan Holdback of $2.0 million was paid in the second quarter of fiscal 2006.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the second quarters and first halves of fiscal 2007 and 2006.

A reconciliation of the changes to the Company’s warranty accrual for the first halves of fiscal 2007 and 2006 was as follows:

	Six-Month Period Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Balance at beginning of period(1)	$2,051	$2,084
Warranties provided	2,086	2,745
Actual costs incurred	(2,561)	(2,880)
Warranties classified as liabilities held for sale(1)	—	(183)
Balance at end of period(1)	$1,576	$1,766

(1)  The table presented above has been updated to reflect the decision to retain and operate the Snap Server portion of the systems business. As a result, the Company has reclassified the financial statements and related disclosures to reflect the Snap Server portion of its systems business as continuing operations.

14. Segment Reporting

During the first quarter of fiscal 2007, as a result of retaining the Snap Server portion of the systems business, the Company reorganized its segments by adding an additional segment. For the period ended September 30, 2006, the Company operated in three reportable segments: DPS, DSG and SSG. A description of the types of customers or products and services provided by each reportable segment is as follows:

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

Summarized financial information on the Company’s reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the second quarters and first halves of fiscal 2007 and 2006:

	DPS	DSG	SSG	Other	Total
	(in thousands)
Three-Month Period Ended September 30, 2006:
Net revenues	$62,945	$4,534	$6,074	$—	$73,553
Segment income (loss)	16,861	697	(3,604)	(14,277)	(323)
Three-Month Period Ended September 30, 2005:
Net revenues	$73,813	$11,124	$7,651	$—	$92,588
Segment income (loss)	16,766	(1,094)	(993)	(111,869)	(97,190)
Six-Month Period Ended September 30, 2006:
Net revenues	$119,053	$9,737	$13,834	$—	$142,624
Segment income (loss)	24,131	1,616	(4,698)	(45,302)	(24,253)
Six-Month Period Ended September 30, 2005:
Net revenues	$138,984	$19,916	$17,501	$—	$176,401
Segment income (loss)	26,016	(1,472)	(1,479)	(133,469)	(110,404)

The following table presents the details of unallocated corporate income and expenses for the second quarters and first halves of fiscal 2007 and 2006:

	Three-Month Period Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)
Unallocated corporate expenses, net	$(18,134)	$(24,445)	$(37,233)	$(48,640)
Restructuring charges	(1,085)	(478)	(4,096)	(518)
Goodwill impairment	—	(90,602)	—	(90,602)
Other charges	—	—	(13,942)	—
Interest and other income	5,825	4,523	11,728	8,131
Interest expense	(883)	(867)	(1,759)	(1,840)
Total	$(14,277)	$(111,869)	$(45,302)	$(133,469)

15. Supplemental Disclosure of Cash Flows

	Six-Month Period Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Non-cash investing and financial activities:
Adjustment for deferred stock-based compensation	$—	$414
Unrealized loss on available-for-sale securities	2,569	(810)

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

•                  ARB: Accounting Research Bulletin

•                  EITF: Emerging Issues Task Force

•                  EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations

•                  FASB: Financial Accounting Standards Board

•                  FIN: FASB Interpretation Number

•                  FIN No. 44: Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25

•                  FIN No. 48: Accounting for Uncertainty in Income Taxes

•                  SAB: Staff Accounting Bulletin

•                  SAB 107: Share Based Payment

•                  SAB 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

•                  SEC: Securities Exchange Commission

•                  SFAS: Statement of Financial Accounting Standards

•                  SFAS No. 109: Accounting for Income Taxes

•                  SFAS No. 123: Accounting for Stock-Based Compensation

•                  SFAS No. 123(R): Share Based Payment

•      SFAS No. 146: Accounting for Costs Associated with Exit or Disposal Activities

•                  SFAS No. 148: Accounting for Stock-Based Compensation — Transition and Disclosure

•                  SFAS No.157: Fair Value Measurements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our expected reduction in annual intrastructure expenses, expected revenues from our DSG segment, our plans to migrate certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the second half of fiscal 2007 and our liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2006.

For your convenience, we have included, in Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a list of (1) key acronyms commonly used in our industry that are used in this Quarterly Report and (2) accounting rules and regulations that are also referred to in this report. These key acronyms and accounting rules and regulations are listed in alphabetical order.

Recent Developments

On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through our acquisitions of Snap Appliance Inc., and Eurologic Systems Group Limited in fiscal 2004, as well as internally developed hardware and software. In connection with this action, we classified the systems business as a discontinued operation in our condensed consolidated financial statements in September 2005, and sold the block-based portion of the systems business in January 2006.

On July 6, 2006, our Board of Directors decided to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business.  As a result of the decision to retain the Snap Server portion of the systems business, we reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of our systems business as continuing operations in the first quarter of fiscal 2007. In addition, we reorganized our segments in the first quarter of fiscal 2007, adding the SSG segment to our previous DPS and DSG segments.  Our SSG segment primarily provides Snap Server products, including NAS hardware and related software.  We sell these products to VARs and end users through our network of distribution and reseller channels.

Results of Operations

Overview

In the second quarter of fiscal 2007, our revenues decreased 21% as compared to the second quarter of fiscal 2006 due primarily to slower adoption of our newer generation of serial products as compared to the declining revenue base of our parallel products.  In the second quarter of fiscal 2007, IBM and Dell accounted for 29% and 15% of our net revenues, respectively, compared with 26% and 13%, respectively for IBM and Dell in the second quarter of fiscal 2006.   In addition, Hewlett-Packard accounted for 10% of our net revenues in the second quarter of fiscal 2006. The improvement in gross margin in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily due to changes in our product and customer mix, which included obtaining favorable pricing negotiations with certain of our customers. Operating expenses also decreased in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 as a result of cost reductions and restructuring efforts.

Our future revenue growth remains largely dependent on the success of our new products addressing serial technologies (for example., SAS, SATA and iSCSI), new OEM design wins, channel growth and our ability to develop new products in other markets.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended (1)		Six-Month Period Ended (2)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net revenues	100%	100%	100%	100%
Cost of revenues	64	67	66	69
Gross margin	36	33	34	31
Operating expenses:
Research and development	18	19	21	21
Selling, marketing and administrative	21	21	22	21
Amortization of acquisition-related intangible assets	2	3	2	3
Restructuring charges	2	1	3	0
Goodwill impairment	—	98	—	52
Other charges	—	—	10	—
Total operating expenses	43	142	58	97
Loss from continuing operations	(7)	(109)	(24)	(66)
Interest and other income	8	5	8	4
Interest expense	(1)	(1)	(1)	(1)
Loss from continuing operations before income taxes	(0)	(105)	(17)	(63)
Provision for (benefit from) income taxes	(67)	3	(34)	2
Income (loss) from continuing operations	67	(108)	17	(65)
Discontinued operations, net of taxes (Note 4)
Income (loss) from discontinued operations, net of taxes	(0)	1	0	(12)
Income (loss) from disposal of discontinued operations, net of taxes	3	(7)	3	(4)
Income (loss) from discontinued operations	3	(6)	3	(16)
Net income (loss)	70%	(114)%	20%	(81)%

(1)             In the second quarter of fiscal tax 2007, we implemented a restructuring plan and received a discrete tax benefit of $46.0 million from the settlement of certain tax disputes with the U.S. and Singapore taxing authorities. In the second quarter of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million.

(2)             In the first half of fiscal 2007, we recorded an impairment charge of $13.2 million related to the Snap server portion of the systems business, implemented restructuring plans and received a discrete tax benefit of $46.0 million from the settlement of certain tax disputes with the U.S. and Singapore taxing authorities. In the first half of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million.

Net Revenues.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
Segment Net Revenues:	(in millions, except percentages)
DPS	$63.0	$73.8	(15)%	$119.1	$139.0	(14)%
DSG	4.5	11.1	(59)%	9.7	19.9	(51)%
SSG	6.1	7.7	(21)%	13.8	17.5	(21)%
Total Net Revenues	73.6	92.6	(21)%	142.6	176.4	(19)%

Revenues from our DPS segment decreased by $10.8 million and $19.9 million in the second quarter and first half of fiscal 2007, respectively, as compared to the corresponding periods of fiscal 2006, reflecting a decline in sales volumes of our parallel SCSI products primarily sold to our OEM customers, which was partially offset by increased sales of our serial products. The decline in sales volumes of our SCSI products was primarily attributable to the transition from parallel to serial products, in which we have a lower market share, and a shift to lower-priced SATA solutions, in which there is a more competitive market.  The DPS segment performance was also hindered during the first quarter of fiscal 2007 due to supply issues that resulted from the transition of our manufacturing operations to a contract manufacturer. Our contract manufacturer was challenged with material shortages and systems transitions that impacted their ability to meet delivery commitments on a consistent basis, which consequently prevented us from completing certain product shipments during the first quarter of fiscal 2007.

Revenues from our DSG segment decreased by $6.6 million and $10.2 million in the second quarter and first half of fiscal 2007, respectively, as compared to the corresponding periods of fiscal 2006 primarily due to the decline in sales volumes of our digital media products and SCSI-based desktop computer products.  The decline in sales volumes of our digital media products was primarily attributable to the decline of sales of our dual tuner products to a specific customer. We expect revenues from our DSG products to continue to decline as OEMs are incorporating other connectivity technologies directly into their products.

Revenues from our SSG segment decreased by $1.6 million and $3.7 million in the second quarter and first half of fiscal 2007, respectively, as compared to the corresponding periods of fiscal 2006 primarily as a result of our reduced sales and marketing resources while the Snap Server portion of our systems business was available for sale, combined with customer concerns over the future of this product line.

	Three-MonthPeriod Ended		Six-Month Period Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Geographical Revenues:
North America	44%	38%	45%	40%
Europe	24%	29%	24%	29%
Pacific Rim	32%	33%	31%	31%
Total Geographical Revenues	100%	100%	100%	100%

Our overall international revenues declined as a percentage of our total revenues in the second quarter and first half of fiscal 2007 as compared to the corresponding periods of fiscal 2006. This was primarily a result of a customer that ceased purchasing from us during fiscal 2006, which contributed to the European revenues of $5.7 million and $10.7 million during the second quarter and first half of fiscal 2006, respectively.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the second quarter of fiscal 2007, IBM and Dell accounted for 29% and 15% of our total net revenues, respectively. In the second quarter of fiscal 2006, IBM, Dell and Hewlett-Packard accounted for 26%,13% and 10% of our total net revenues, respectively. In the first half of fiscal 2007, IBM and Dell accounted for 32% and 16% of our total net revenues, respectively. In the first half of fiscal 2006, IBM and Dell accounted for 24% and 14% of our net total revenues, respectively.

Gross Margin.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Gross Profit	$26.5	$30.1	(12)%	$48.8	$54.2	(10)%
Gross Margin	36%	33%		34%	31%

The improvement in gross margin in the second quarter and first half of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily a result of an excess inventory adjustment of $1.9 million recorded in the first half of fiscal 2006 related to the transition of our products to comply with the European RoHS Directive. Exclusive of this adjustment, and even with the decline in revenues of 21% and 19% for the second quarter and first half of fiscal 2007 compared with the corresponding periods of fiscal 2006, we were able to slightly improve our gross margins due to changes to our product and customer mix, which included a shift in revenue between our OEM and channel customers, and benefits received from a renegotiated supply contract that was entered into during the third quarter of fiscal 2006. Cost of sales for the second quarter and first half of fiscal 2007 included $0.1 million and $0.3 million, respectively, of charges related to the adoption of SFAS 123(R), while the corresponding periods of fiscal 2006 had no such charges. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue as well as product mix.

Research and Development Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Research and Development	$13.6	$17.9	(24)%	$30.9	$36.2	(15)%

The decrease in research and development expense in the second quarter and first half of fiscal 2007 as compared to the corresponding periods of fiscal 2006 was primarily due to reduced headcount as a result of restructuring programs implemented in fiscal 2006 and the first half of fiscal 2007, and decreased infrastructure spending.  Research and Development expense for the second quarter and first half of fiscal 2007 included $0.9 million and $2.1 million, respectively, of charges related to the adoption of SFAS 123(R), while the corresponding periods of fiscal 2006 had no such charges.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative	$15.7	$19.2	(18)%	$31.1	$37.7	(18)%

The decrease in selling, marketing and administrative expense in the second quarter and first half of fiscal 2007 as compared to the corresponding period of fiscal 2006 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2006 and $1.2 million of compensation expense recorded in the first quarter of fiscal 2006 for retirement costs to our former chief executive officer.  Selling, marketing and administrative expense for the second quarter and first half of fiscal 2007 included $1.0 million and $2.1 million, respectively, of charges related to the adoption of SFAS 123(R), while the corresponding periods of fiscal 2006 had no such charges. We expect selling, marketing and administrative expense to increase in the future as we invest additional resources in our SSG business as well as increased spending in marketing programs to increase awareness of our product offerings.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$1.5	$2.8	(48)%	$3.1	$5.9	(48)%

Acquisition-related intangible assets include patents, core and existing technologies, customer relationships and trade names. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, primarily using the straight-line method over their estimated useful lives, which ranged from three months to five years.

The decrease in amortization of acquisition-related intangible assets in the second quarter and first half of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily due to lower amortization related to Snap Appliance intangible assets which were written down through “Impairment of intangible assets and other charges” recorded in March 2006 and June 2006, intangible assets that became fully amortized in August 2005 associated with our acquisition of Platys Communications, Inc. and certain intangible assets that became fully amortized in fiscal 2006 associated with our acquisition of ICP vortex Computersysteme GmbH.

Restructuring Charges.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$1.1	$0.5	127%	$4.1	$0.5	691%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level.  For a complete discussion of all restructuring actions that were implemented prior to fiscal 2007, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006.

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure our operations by simplifying our infrastructure.  The first quarter of fiscal 2007 restructuring plan eliminated certain duplicative resources in all functions of the organization worldwide, due to consolidating certain processes and vacating redundant facilities in order to reduce our cost structure, resulting in a restructuring charge of $3.0 million. The second quarter of fiscal 2007 restructuring plan vacated another redundant facility and involuntarily terminated employees primarily related to research and development activities, resulting in a restructuring charge of $0.9 million.

As a result of our first quarter of fiscal 2007 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $9 million beginning in the second quarter of fiscal 2007, of which 9%, 58% and 33% will be reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively. As a result of our second quarter of fiscal 2007 restructuring plan, we expect to reduce our annual infrastructure spending by approximately $3 million beginning in the third quarter of fiscal 2007, of which 3%, 74% and 23% will be reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively.

We also recorded provision adjustments of $0.2 million in the second quarter and first half of fiscal 2007 related primarily to additional lease costs based on the estimated loss on facilities that we subleased and asset impairments associated with the identification of duplicative assets. This was partially offset by severance and benefits as actual costs were lower than anticipated. These provision adjustments pertained to the restructuring plans that we implemented in the first quarter of fiscal 2007, and restructuring plans that we implemented in fiscal 2006, fiscal 2003, fiscal 2002 and fiscal 2001.

Goodwill Impairment.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Goodwill Impairment	$—	$90.6	(100)%	$—	$90.6	(100)%

Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In connection with the reorganization of our segments in fiscal 2006, in which the organization managed our segments at the product level as opposed to a set of customer-focused products, an assessment of the recoverability of goodwill was performed.  Impairment of goodwill is tested at our reporting unit level, which is our operating segment level, by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income or discounted cash flows approach and the market approach. In performing our analysis, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006.  Factors that led to this conclusion included, but were not limited to, industry technology changes experienced in the first half of fiscal 2006 such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led us to sell the IBM i/p Series RAID Business in the second quarter of fiscal 2006 and the decision to sell the systems business; continued losses associated with the sales of systems products to IBM; and general market conditions.

Other Charges.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Other Charges	$—	$—	n/a	$13.9	$—	100%

Other charges consisted of asset impairment charges of $13.2 million in the first half of fiscal 2007, related to certain acquisition-related intangible assets. The first half of fiscal 2007 also included charges of $0.7 million of legal and consulting fees incurred in connection with our efforts that had been undertaken to sell the Snap Systems portion of our business.

We regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of our long-lived assets are impaired. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in our current business model. The estimation of the impairment involves numerous assumptions which require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets and future selling prices for our products.

In July 2006, and effective for the end of the first quarter of fiscal 2007, our Board of Directors decided to retain the Snap Server portion of the systems business as management concluded that the potential value from retaining the operations outweighed the offers received from prospective buyers for the business.  As a result, management terminated its ongoing efforts to sell this business and reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of our systems business as continuing operations.

We had classified the entire systems business as a discontinued operation in September 2005 and sold the block-based portion of the systems business in January 2006.  In the fourth quarter of fiscal 2006, we recorded an impairment charge of $10.0 million on the long-lived assets held for sale to adjust the carrying value of these assets to fair value, which was aligned to the offers being negotiated.   With the decision at the end of the first quarter of fiscal 2007 to retain and operate the Snap Server portion of the systems business, we performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in “Other charges” in the Condensed Consolidated Statements of Operations.

Interest and Other Income.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Interest and Other Income:
Interest Income	$5.8	$3.9	46%	$11.5	$7.5	53%
Loss on Redemption of Debt	—	(0.0)	100%	—	(0.1)	100%
Transaction Gains (Losses)	(0.1)	(0.1)	29%	0.1	(0.4)	135%
Other	0.1	0.7	(91)%	0.1	1.1	(92)%
Total Interest and Other Income	5.8	4.5	29%	11.7	8.1	44%

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities, sublease income received from third parties and loss from the repurchase of our 3% Convertible Subordinated Notes due 2007, or 3% Notes. The increase in interest and other income in the second quarter and first half of fiscal 2007 as compared to the corresponding periods of fiscal 2006 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities.

Interest Expense.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Interest Expense	$(0.9)	$(0.9)	2%	$(1.8)	$(1.8)	(4)%

Interest expense is primarily associated with our ¾% Convertible Senior Notes due 2023, or the ¾% Notes, and 3% Notes, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for the second quarter and first half of fiscal 2007 compared to the corresponding periods of fiscal 2006.

Income Taxes.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Provision for (Benefit from) Income Taxes	$(49.1)	$2.7	(1937)%	$(48.2)	$3.5	(1470)%

Income tax provisions for interim periods are based on our estimated annual income tax rate. The estimated annual tax for fiscal 2007 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes, interest accrued on prior years’ tax disputes and the tax allocation between our continuing and discontinued operations. This resulted in a tax benefit of $3.1 million for the second quarter of fiscal 2007. In addition, we settled certain tax disputes with the U.S. and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court Litigation, which resulted in a discrete tax benefit of $46.0 million that was recorded in the second quarter of fiscal 2007. The estimated annual tax for fiscal 2006 consists of foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years’ tax disputes. A portion of those disputes was resolved in fiscal 2007. We currently have a full valuation allowance on our net U.S. deferred tax assets. We are in ongoing negotiations with the U.S. and Singapore taxing authorities with regard to our various tax disputes. Our tax rate for the period in which a settlement is reached is impacted if the settlement materially differs from the amounts previously accrued.

We will be migrating certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the second half of fiscal 2007.  There are inherent uncertainties associated with the tax implications of these migrations in our foreign tax jurisdictions.  These uncertainties may result in a requirement to record additional tax reserves, and the ultimate outcome of these potential additional reserves may have an adverse affect on our future cash flows and financial results.

Discontinued Operations.

	Three-Month Period Ended			Six-Month Period Ended
	September 30, 2006	September 30, 2005	Percentage Change	September 30, 2006	September 30, 2005	Percentage Change
	(in millions, except percentages)
Income (Loss) from Discontinued Operations	$2.3	$(5.9)	139%	$3.9	$(27.9)	114%

The change in discontinued operations in the second quarter and first half of fiscal 2007 as compared to the corresponding periods of fiscal 2006 was primarily driven by reduced operating expenses due to the divestiture of the IBM i/p Series RAID Business on September 30, 2005 and the divestiture of the OEM block-based systems business on January 31, 2006.  The contribution from discontinued operations in the second quarter and first half of fiscal 2007 is a combination of some residual royalty revenue related to the sale of the IBM i/p Series RAID Business and the contribution margin from one customer that remained with us after the divestiture of the OEM block-based systems business. We anticipate that we will continue to receive a contribution margin from the one customer through the third quarter of fiscal 2007.

Liquidity and Capital Resources

Key Components of Cash Flows

Cash used for operating activities of continuing operations was $9.7 million in the first half of fiscal 2007 as compared to $14.2 million in the first half of fiscal 2006. Cash used in the first half of fiscal 2007 was primarily the result of income from continuing operations of $23.9 million, which included a non-cash gain of $46.0 million from the release of tax reserves due to the settlement of certain tax disputes with the U.S. and Singapore taxing authorities. Other items contributing to the improvement in cash used for operating activities was the offset of the non-cash effect of an impairment charge of $13.2 million related to the Snap Server intangible assets, the SFAS 123(R) expense of $4.6 million, and depreciation and amortization of intangible assets and property and equipment of $9.3 million. Cash used in the first half of fiscal 2006 resulted primarily from our loss from continuing operations of $113.9 million, which was partially offset by the benefit of non-cash items included in operating results, which consisted of depreciation and amortization of intangible assets and property and equipment of $14.4 million along with the impairment of goodwill of $90.6 million. Additional factors include changes to working capital assets and liabilities, which had a decrease of $8.2 and $3.6 million in inventory and accounts payable, respectively, in the first half of fiscal 2007 as the result of the cessation of manufacturing operations versus $5.7 million in the first half of fiscal 2006 as a result of other liabilities increasing by $11.6 million.

Cash used for investing activities of continuing operations was $43.0 million in the first half of fiscal 2007, which was primarily due to net purchases, net of sales and maturities, of restricted marketable securities and marketable securities of $39.6 million and purchases of property and equipment from continuing operations of $1.8 million. Cash used for investing activities of continuing operations was $328.3 million in the first half of fiscal 2006, which was primarily due to net purchases, net of sales and maturities, of restricted marketable securities and marketable securities of $325.6 million and purchases of property and equipment of $5.4 million.

Cash provided by financing activities of $4.3 million in the first half of fiscal 2007 was driven by the issuance of common stock in connection with purchases made under our employee stock purchase plan and stock option exercises. Cash used for financing activities of $20.4 million in the first half of fiscal 2006 was primarily driven by the repurchase of $23.2 million in aggregate principal amount of our 3% Notes for $23.0 million.

Liquidity.  At September 30, 2006, we had $555.5 million in cash, cash equivalents and marketable securities, of which approximately $93.7 million was held by our Singapore subsidiary. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004.  If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities.  We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $257.2 million are intended to be reinvested internationally indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At September 30, 2006, we had $235.6 million of aggregate principal amount in convertible notes outstanding, consisting of $10.6 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our ¾% Notes that are due in December 2023.

We are required to maintain restricted cash or investments to serve as collateral for the first ten scheduled interest payments on our ¾% Notes.  As of September 30, 2006, we had $4.0 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.7 million was classified as short-term and $2.3 million was long-term.

We have been, or are, subject to IRS audits for our fiscal years 1994 through 2003. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 cycle did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. The outcome of the fiscal 1997 cycle resulted in the release of tax reserves in September 2006. The final Tax Court stipulations will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the respective fiscal 1994 through 1996 and fiscal 1997 audit cycles. In addition, in fiscal 2005, we resolved all issues for fiscal 1998 through fiscal 2001 audit cycles, other than the tax credits that were generated but not used in subsequent years that may be carried back. The IRS is currently auditing our Federal income tax returns for the fiscal 2002 and 2003 audit cycle. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

As of September 30, 2006, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2006.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective beginning with our fiscal year 2008. We are currently assessing the impact, if any, of FIN No. 48 on our financial position and results of operations.

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron curtain” method.  The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements; but its use can lead to the accumulation of misstatements in the balance sheet.  The “iron-curtain” method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement.  We currently use the “roll-over” method for quantifying identified financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and the “roll-over” methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply the provisions of SAB 108 using the “cumulative effect” transition method in connection with the preparation of our annual financial statements for the year ending March 31, 2007. We are currently evaluating the impact of SAB 108 on our financial position and results of operations

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

Critical Accounting Policies

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended March 31, 2006. The following was added as a critical accounting policy during our first fiscal quarter ended June 30, 2006.

Stock-based compensation:    In fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method and began accounting for our stock-based compensation using a fair-valued based recognition method.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  We develop our estimates based on historical data and market information which can change significantly over time.  A small change in the estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value stock awards.  We estimate stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on our stock.  Estimated option life and forfeiture rate assumptions are derived from historical data.  For stock-based compensation awards with graded vesting that were granted after fiscal 2006, we recognize compensation expense using the straight-line amortization method.

There have been no other changes in our critical accounting policies since March 31, 2006.

Dispositions

IBM i/p Series RAID:    On June 29, 2004, we completed the acquisition of the IBM i/p Series RAID Business.

On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, we accrued $0.3 million for lease obligations. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM will pay royalties to us for the sale of our board-level products on a quarterly basis through March 31, 2007, which will be recognized as contingent consideration in discontinued operations as earned. In fiscal 2006, we received royalties, net of taxes of $5.6 million, which we recorded in “Income (loss) from disposal of discontinued operations, net of taxes,” in our Consolidated Statements of Operations.  Additional royalties, net of taxes of $2.4 million and $3.7 million, were recorded in the second quarter and first half of fiscal 2007, respectively.  Through September 30, 2006, we had recognized a cumulative gain of $1.4 million on the disposal of the IBM i/p Series RAID Business.

Systems Business:    On September 29, 2005, our Board of Directors approved management’s recommendation to divest our systems business, including substantially all of the operating assets and cash flows that were obtained through the Snap Appliance acquisition in July 2004. Accordingly, we had classified the systems business as a discontinued operation in our consolidated financial statements for the three-year period ended March 31, 2006 and began pursuing a sale of the systems business.

On January 31, 2006, we sold the block-based portion of our systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for $14.5 million, of which $5.0 million will be received over the two years following the transaction. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. We recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

We received offers from prospective buyers for the Snap Server portion of our systems business; however, management concluded that the potential value from retaining the operations outweighed the offers received for the business.  As a result, on July 6, 2006, and effective for the end of the first quarter of fiscal 2007, our Board of Directors decided to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. As a result, we reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of our systems business as continuing operations. In addition, we recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets and $0.7 million of legal and consulting fees incurred in connection with our efforts that had been undertaken to sell the Snap Server portion of our systems business, which was recorded in “Other charges” in the Condensed Consolidated Statements of Operations in the first half of fiscal 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been, or are, subject to IRS audits for our fiscal years 1994 through 2003. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 cycle did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. The outcome of the fiscal 1997 cycle resulted in the release of tax reserves in September 2006. The final Tax Court stipulations will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the respective fiscal 1994 through 1996 and fiscal 1997 audit cycles. In addition, in fiscal 2005, we resolved all issues for fiscal 1998 through fiscal 2001 audit cycles, other than the tax credits that were generated but not used in subsequent years that may be carried back. The IRS is currently auditing our Federal income tax returns for the fiscal 2002 and 2003 audit cycle. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

In connection with our acquisitions of Snap Appliance Inc., Eurologic Systems Group Limited, or Eurologic, Elipsan Limited, or Elipsan, and Platys Communications, Inc., or Platys, portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back, or collectively the Holdbacks, for unknown liabilities that may have existed as of the acquisition dates.  As of September 30, 2006, we have asserted claims against the Snap Appliance Inc. and Eurologic Holdbacks totaling $3.0 million and $1.5 million, respectively.  The remainder of the Platys Holdback of $0.7 million was paid in the second quarter of fiscal 2007. The Elipsan Holdback of $2.0 million was paid in the second quarter of fiscal 2006.

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

The impact of ongoing contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are engaged in ongoing contract negotiations concerning product specifications and price.  These negotiations may prove to be unfavorable. We are also in the midst of an industry transition from parallel to serial connectivity, and the revenue we generate from sales of our serial products has not grown at a fast enough rate to offset declines in sales of our parallel products and this trend may continue in future periods.  In addition, the development of new products may not gain sufficient market acceptance or contribute significantly to revenue.  These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations on a majority of our products.  The transition of the manufacturing facilities has not gone as well as expected, as Sanmina-SCI was challenged with material shortages that impacted their ability to meet delivery commitments on a consistent basis, which negatively impacted our revenues and operating results in the first quarter of fiscal 2007. If Sanmina-SCI is unwilling or unable to meet our supply needs, we could lose customers or revenue, which would have an adverse effect on our results.  We have no long-term agreements with our assembly and packaging subcontractors. We also employ Amkor Technology and Advanced Semiconductor Engineering for our final assembly and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by, these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend. Our new management team is continuing to perform a thorough analysis of our operations, which it initiated in the first quarter of fiscal 2006, and have begun implementing a detailed plan to support our corporate strategy.  This analysis of our operations includes a review of all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus.

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

• loss of customers;

• loss of employees;

• increased dependency on suppliers;

• supply issues;

• reduced revenue base;

• impairment of our assets;

• increased operating costs; and

• material restructuring charges.

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In the first half of fiscal 2007, our operating results were materially impacted by an impairment charge of intangible assets for $13.2 million.

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

• Reduced demand for our products;

• Increased price competition for our products;

• Increased risk of excess and obsolete inventories; and

• Higher operating costs as a percentage of revenues.

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

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.     Historically, a small number of our customers has accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In addition, our largest customers have begun accounting for an increasingly greater percentage of our net revenues, which could magnify the effects if one of these customers elected to reduce or eliminate their purchases from us.  For example, in the first half of fiscal 2007, IBM and Dell accounted for 32% and 16% of our total net revenues, respectively, whereas in the first half of fiscal 2006, IBM, and Dell accounted for 24% and 14% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers’ economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

We entered into a strategic alliance with Vitesse for the development of our Serial Attached SCSI ROC product, and if Vitesse fails to develop and bring new products to market in a timely manner, it could result in an adverse effect on our business and financial results.    In January 2005, we entered into a strategic alliance with Vitesse for them to develop and market the next generation of our Serial Attached SCSI products. Vitesse has not yet met our qualification standards for our products, which adversely impacted our ability to deliver to the market. We are at risk that Vitesse may encounter challenges in fulfilling their responsibilities under this alliance, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products.  In addition, Vitesse became subject to investigation by the SEC and the U.S. Attorney’s office in New York regarding its historical practices with respect to the granting of stock options, which resulted in Vitesse terminating certain of their executives. To the extent that these investigations cause disruptions in Vitesse’s operations, or if we otherwise encounter issues with respect to our strategic alliances, it could have an adverse effect on our business and financial results.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.    Historically our effective tax rate was favorably impacted by a Singapore tax holiday relating to certain of our products.  As a result of the contract manufacturing agreement that we entered into with Sanmina-SCI, we will no longer qualify for this holiday.  If the alternative plans we have developed to reduce our effective tax rate are not successful, our effective tax rate could increase, which would adversely affect our financial results.

We held approximately $93.7 million of cash, cash equivalents and marketable securities at our subsidiary in Singapore at September 30, 2006. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

The migration of our international operations from one country to another involves risks, which may require us to record additional tax reserves. We will be migrating certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the second half of fiscal 2007.  There are inherent uncertainties associated with the tax implications of these migrations in our foreign tax jurisdictions.  These uncertainties may result in a requirement to record additional tax reserves, and the ultimate outcome of these potential additional reserves may have an adverse affect on our future cash flows and financial results.

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

If we lose the cooperation of other hardware and software producers whose products are integral to ours, our ability to sustain or grow our revenues could be adversely affected.    We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

• Microprocessors;

• Peripherals;

• Operating system software;

• Server motherboards; and

• Enclosures.

We depend on significant cooperation from these manufacturers to achieve our design objectives and develop products that operate successfully with their products. These companies could, from time to time, elect to make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine that as a result of competition or other factors, our products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. If any of these events were to occur, our revenue and financial results could be adversely affected.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.     To the best of our knowledge, we have complied with the RoHS Directive timeline to eliminate lead from our products and recorded an excess inventory expense of $1.9 million related to the transition of our products to comply with the RoHS Directive in fiscal 2006.  We also worked with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. If any of our RoHS compliant products are deemed to be non-compliant, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

The European Parliament has also enacted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. The nature and extent of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

We entered into strategic alliance with ServerEngines to advance our development of iSCSI products, and if ServerEngines fails to develop and bring new products to market in a timely manner, it could result in an adverse effect on our business and financial results.     In March 2005, we entered into a strategic alliance with ServerEngines to develop and market the next generation of our IP storage products, such as 10Gb iSCSI. Accordingly, we are at risk that ServerEngines may encounter challenges in fulfilling their responsibilities under these alliances, such as timely completing and introducing new product designs, maintaining the quality of new products, minimizing product costs, differentiating new products from those of our competitors and achieving market acceptance of our products.

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

• Provide OEMs with design specifications in a timely manner; or

• Prevent price competition from eroding margins.

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position.    If our customers are unable to purchase certain components which are embedded into their products, their demand for our products may decline. In addition, we or our customers may be impacted by component shortages if components that comply with the RoHS Directive are not available; the RoHS Directive was enacted by the European Parliament and restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead that is currently used in some of our products. Similar shortages of components used in our products or our customers’ products could adversely affect our net revenues and financial results in future periods.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 42% of our revenues for the first half of fiscal 2007 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

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

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.    We have implemented several restructuring plans to reduce our operating costs in the first half of fiscal 2007 and full years for fiscal 2006 and fiscal 2005, and recorded related restructuring charges of $4.1 million, $10.4 million and $5.9 million, respectively. The plans included primarily the reduction of our workforce and the closure of our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the original goals we had in implementing them resulting in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which include revenue recognition, inventory, goodwill, stock compensation expense and income taxes. In addition, we have included a new Critical Accounting Policy in this Form 10-Q related to stock-based compensation. Furthermore, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.    We have been, or are, subject to IRS audits for our fiscal years 1994 through 2003. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 cycle did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. The outcome of the fiscal 1997 cycle resulted in the release of tax reserves in September 2006. The final Tax Court stipulations will be filed when the subsequent audit cycles are completed. Tax credits that were generated but not used in subsequent years may be carried back to the respective fiscal 1994 through 1996 and fiscal 1997 audit cycles. In addition, in fiscal 2005, we resolved all issues for fiscal 1998 through fiscal 2001 audit cycles, other than the tax credits that were generated but not used in subsequent years that may be carried back. The IRS is currently auditing our Federal income tax returns for the fiscal 2002 and 2003 audit cycle. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

We have in the past obtained cash from capital market financing, and if we need to seek additional financing, it may not be available on favorable terms.    In order to finance strategic acquisitions, capital asset acquisitions and other general corporate needs, we have in the past relied, in part, on the capital markets. Historically, we have been able to access capital markets, but this does not necessarily guarantee that we will be able to access these markets in the future or at terms that are acceptable to us. The availability of capital in these markets is affected by several factors, including geopolitical risk, the interest rate environment and the condition of the economy as a whole. In addition, our own operating performance, capital structure and expected future performance impacts our ability to raise capital. For example, in the third quarter of fiscal 2006, Standard and Poor’s Ratings Services downgraded our subordinated debt rating from B- to CCC+. We believe that our current cash, cash equivalents, short-term investments and future cash provided by operations will be sufficient to fund our needs for at least the next twelve months. However, if our operating performance falls below expectations, we may need additional funds, which may not be available on favorable terms, if at all.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At September 30, 2006, the carrying value of such investments aggregated $2.9 million. We have also committed to provide additional funding of up to $0.1 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 14, 2006, by means of remote communication at Adaptec’s website at http://investor.adaptec.com and by telephone conference at (800) 289-0572, passcode 3004936. Of the total 115,980,238 shares of our common stock outstanding as of the record date, 105,819,303 shares (91%) were present or represented by proxy at the meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld

Jon S. Castor	104,767,880	1,051,423
Joseph S. Kennedy	104,647,915	1,171,388
Robert J. Loarie	101,805,865	4,013,438
D. Scott Mercer	102,583,415	3,235,888
Judith M. O’Brien	104,762,729	1,056,574
Charles J. Robel	102,154,635	3,664,668
S. “Sundi” Sundaresh	102,753,995	3,065,308
Douglas E. Van Houweling	102,103,065	3,716,238

The stockholders approved the Adaptec, Inc. 2006 Director Plan. The proposal received 63,305,389 affirmative votes, 13,398,683 negative votes, 226,632 abstentions and 28,888,599 broker non-votes.

In addition, our stockholders ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2007. The proposal received 100,664,322 affirmative votes, 2,437,930 negative votes, 2,717,051 abstentions and no broker non-votes.

Item 6.   Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
3.1	Amendment No. 1 to Amended and Restated Bylaws of the Company		8-K	000-15701	07/20/06	3.01

3.2	Amendment No. 2 to Amended and Restated Bylaws of the Company		8-K	000-15701	07/20/06	3.02

3.3	Amendment No. 3 to Amended and Restated Bylaws of the Company		8-K	000-15701	07/20/06	3.03

10.1	Non-Employee Director Compensation Policy, as amended	X

10.2	Adaptec, Inc. 2006 Director Plan		DEF 14A	000-15701	07/28/06	A

10.3	Adaptec, Inc. 2004 Equity Incentive Plan, as amended on August 24, 2006		8-K	000-15701	08/29/06	99.01

10.4	Notice of Restricted Stock Grant and Restricted Stock Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.01

10.5	Notice of Stock Option Grant and Stock Option Award Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.02

10.6	Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.03

10.7	Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.04

10.8	Offer Letter between the Company and Judith M. O’Brien, dated July 14, 2006.		8-K	000-15701	07/20/06	99.01

10.9	Offer Letter between the Company and Jon S. Castro, dated July 17, 2006.		8-K	000-15701	07/20/06	99.02

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.

By:	/s/ CHRISTOPHER G. O’MEARA
Christopher G. O’Meara
	Vice President and Chief Financial Officer	Date: November 8, 2006
(principal financial officer)

By:	/s/ JOHN M. WESTFIELD
John M. Westfield
Vice President and Corporate Controller
	(principal accounting officer)	Date: November 8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed

3.1	Amendment No. 1 to Amended and Restated Bylaws of the Company		8-K	000-15701	07/20/06	3.01

3.2	Amendment No. 2 to Amended and Restated Bylaws of the Company		8-K	000-15701	07/20/06	3.02

3.3	Amendment No. 3 to Amended and Restated Bylaws of the Company		8-K	000-15701	07/20/06	3.03

10.1	Non-Employee Director Compensation Policy, as amended	X

10.2	Adaptec, Inc. 2006 Director Plan		DEF 14A	000-15701	07/28/06	A

10.3	Adaptec, Inc. 2004 Equity Incentive Plan, as amended on August 24, 2006		8-K	000-15701	08/29/06	99.01

10.4	Notice of Restricted Stock Grant and Restricted Stock Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.01

10.5	Notice of Stock Option Grant and Stock Option Award Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.02

10.6	Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.03

10.7	Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under 2006 Director Plan		8-K	000-15701	09/15/06	99.04

10.8	Offer Letter between the Company and Judith M. O’Brien, dated July 14, 2006.		8-K	000-15701	07/20/06	99.01

10.9	Offer Letter between the Company and Jon S. Castro, dated July 17, 2006.		8-K	000-15701	07/20/06	99.02

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X