Form 10-Q
period 2006-12-29
ADAPTEC INC
filed 2007-02-06
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-15071

Adaptec, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2748530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

691 S. Milpitas Blvd.
Milpitas, California    95035
(Address of Principal Executive Offices including Zip Code)

(408) 945-8600
(Registrant's Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of February 2, 2006 was 118,343,553.

Note: PDF provided as a courtesy

Adaptec, Inc.

TABLE OF CONTENTS

Part I.	Financial Information
	Item 1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures
Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
                                                                  (in thousands, except per share amounts)
Net revenues                                                  $    60,650  $    86,647  $   203,274  $   263,048
Cost of revenues                                                   45,807       56,477      139,618      178,661
                                                               -----------  -----------  -----------  -----------
    Gross profit                                                   14,843       30,170       63,656       84,387
                                                               -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                       12,931       15,990       43,785       52,226
    Selling, marketing and administrative                          15,346       18,057       46,433       55,757
    Amortization of acquisition-related intangible assets           1,470        1,689        4,526        7,545
    Restructuring charges                                            (385)       2,587        3,711        3,105
    Goodwill impairment                                                --           --           --       90,602
    Other charges                                                      --        1,472       13,942        1,472
                                                               -----------  -----------  -----------  -----------
        Total operating expenses                                   29,362       39,795      112,397      210,707
                                                               -----------  -----------  -----------  -----------
Loss from continuing operations                                   (14,519)      (9,625)     (48,741)    (126,320)
Interest and other income                                           6,600        4,479       18,328       12,610
Interest expense                                                     (790)        (758)      (2,549)      (2,598)
                                                               -----------  -----------  -----------  -----------
Loss from continuing operations before income taxes                (8,709)      (5,904)     (32,962)    (116,308)
Provision for (benefit from) income taxes                         (13,786)         194      (61,972)       3,712
                                                               -----------  -----------  -----------  -----------
Income (loss) from continuing operations                            5,077       (6,098)      29,010     (120,020)
                                                               -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of taxes           --         (665)         132      (21,546)
    Income (loss) from disposal of discontinued
        operations, net of taxes                                    1,301        3,502        5,031       (3,474)
                                                               -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations                  1,301        2,837        5,163      (25,020)
                                                               -----------  -----------  -----------  -----------
Net income (loss)                                             $     6,378  $    (3,261) $    34,173  $  (145,040)
                                                               ===========  ===========  ===========  ===========
Income (loss) per share:
Basic
    Continuing operations                                     $      0.04  $     (0.05) $      0.25  $     (1.06)
    Discontinued operations                                          0.01         0.02         0.04        (0.22)
    Net income (loss)                                         $      0.05  $     (0.03) $      0.29  $     (1.28)
Diluted
    Continuing operations                                     $      0.04  $     (0.05) $      0.23  $     (1.06)
    Discontinued operations                                          0.01         0.02         0.04        (0.22)
    Net income (loss)                                         $      0.05  $     (0.03) $      0.27  $     (1.28)

Shares used in computing income (loss) per share:
    Basic                                                         116,959      113,531      116,298      112,980
    Diluted                                                       137,330      113,531      136,437      112,980

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                   December 31, 2006     March 31, 2006
                                                                   ------------------  ------------------
                                                                             (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                     $           82,978  $          131,373
    Marketable securities                                                    489,510             425,179
    Restricted cash and marketable securities                                  1,638               1,663
    Accounts receivable, net                                                  35,318              47,876
    Inventories                                                               30,634              28,259
    Prepaid expenses and other current assets                                 22,465              26,294
                                                                   ------------------  ------------------
        Total current assets                                                 662,543             660,644
Property and equipment, net                                                   28,211              30,665
Restricted marketable securities, less current portion                         1,562               3,086
Other intangible assets, net                                                  10,059              32,524
Other long-term assets                                                        30,995              10,480
                                                                   ------------------  ------------------
Total assets                                                      $          733,370  $          737,399
                                                                   ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $           32,398  $           40,246
    Accrued liabilites                                                        41,664              87,722
    3% Convertible Subordinated Notes                                         10,637              10,637
                                                                   ------------------  ------------------
        Total current liabilities                                             84,699             138,605
3/4% Convertible Senior Subordinated Notes                                   225,000             225,000
Other long-term liabilities                                                    2,990               4,349
Commitments and contingencies (Note 13)
Stockholders' equity:
    Common stock                                                                 118                 115
    Additional paid-in capital                                               186,708             174,648
    Deferred stock-based compensation                                             --                (319)
    Accumulated other comprehensive income (loss), net of taxes                1,900              (2,781)
    Retained earnings                                                        231,955             197,782
                                                                   ------------------  ------------------
        Total stockholders' equity                                           420,681             369,445
                                                                   ------------------  ------------------
Total liabilities and stockholders' equity                        $          733,370  $          737,399
                                                                   ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                             Nine-Month Period Ended
                                                                                 December 31,
                                                                             ----------------------
                                                                                2006        2005
                                                                             ----------  ----------
                                                                                (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                           $   34,173  $ (145,040)
Less: income (loss) from discontinued operations                                 5,163     (25,020)
                                                                             ----------  ----------
Income (loss) from continuing operations                                        29,010    (120,020)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
    Impairment of intangible assets                                             13,203          --
    Impairment of goodwill                                                          --      90,602
    Non-cash effect of tax settlement                                          (58,832)         --
    Stock-based compensation                                                     6,806       1,526
    Inventory-related charges                                                   10,564       9,614
    Loss on extinguishment of debt                                                  --         102
    Depreciation and amortization                                               13,256      20,774
    Loss on sale of long-lived assets                                               --       1,472
    Other non-cash items                                                           648         378
    Changes in assets and liabilities                                          (12,445)     (1,417)
                                                                             ----------  ----------
Net Cash Provided by Operating Activities of Continuing Operations               2,210       3,031
Net Cash Provided by Operating Activities of Discontinued Operations             4,461       5,391
                                                                             ----------  ----------
Net Cash Provided by Operating Activities                                        6,671       8,422
                                                                             ----------  ----------
Cash Flows From Investing Activities:
Maturities of restricted marketable securities                                   1,688       1,688
Payment of holdback in connection with acquisition of Platys                    (1,507)         --
Proceeds from sale of business                                                      --      24,126
Purchases of property and equipment                                             (2,509)     (6,452)
Proceeds from the sale of property and equipment                                    --       2,684
Purchases of marketable securities                                            (253,308)   (495,893)
Sales of marketable securities                                                 169,144     137,826
Maturities of marketable securities                                             24,065      16,084
                                                                             ----------  ----------
Net Cash Used for Investing Activities of Continuing Operations                (62,427)   (319,937)
Net Cash Used for Investing Activities of Discontinued Operations                   --      (1,655)
                                                                             ----------  ----------
Net Cash Used for Investing Activities                                         (62,427)   (321,592)
                                                                             ----------  ----------
Cash Flows From Financing Activities:
Repurchases and redemption of long-term debt                                        --     (22,988)
Proceeds from issuance of common stock                                           5,576       3,329
                                                                             ----------  ----------
Net Cash Provided by (Used for) Financing Activities                             5,576     (19,659)
                                                                             ----------  ----------
Effect of Foreign Currency Translation on Cash and Cash Equivalents              1,785      (1,071)
                                                                             ----------  ----------
Net Decrease in Cash and Cash Equivalents                                      (48,395)   (333,900)
Cash and Cash Equivalents at Beginning of Period                               131,373     441,588
                                                                             ----------  ----------
Cash and Cash Equivalents at End of Period                                  $   82,978  $  107,688
                                                                             ==========  ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 14, 2006. The third quarters of fiscal 2007 and 2006 ended December 29, 2006 and December 30, 2005, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on December 31. The results of operations for the third quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

As discussed in Note 4, in September 2005, the Company sold its IBM i/p Series RAID component business ("IBM i/p Series RAID Business") to International Business Machines ("IBM") and the Company's Board of Directors approved management's recommendation to divest its systems business. Accordingly, the Company reclassified the financial statements and related disclosures for all periods presented to reflect the results of IBM i/p Series RAID Business and the systems business as discontinued operations. In January 2006, the Company sold the block-based portion of its systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Incorporated. In July 2006, and effective for the end of the first quarter of fiscal 2007, the Company's Board of Directors decided to retain the Snap Server portion of the systems business and management terminated its ongoing efforts to sell this business. Accordingly, the Company has reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of its systems business as continuing operations.

Unless otherwise indicated, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

The glossary of key acronyms used in the Company's industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 17.

2. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective beginning with the Company's fiscal year 2008. The Company is currently assessing the impact, if any, of FIN No. 48 on its financial position and results of operations.

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The "roll-over" method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The "iron-curtain" method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement. The Company currently uses the "roll- over" method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the "iron curtain" and the "roll-over" methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the "cumulative effect" transition method in connection with the preparation of its annual financial statements for the year ending March 31, 2007. The Company is currently evaluating the impact of SAB 108 on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all hybrid financial instruments held, obtained, or issued by the Company for fiscal years beginning with the Company's fiscal year 2008. The Company is currently assessing the impact of SFAS No. 155 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with the Company's fiscal year 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock awards to employees, directors and consultants under two equity incentive plans. The Company also has an employee stock purchase plan for all eligible employees. These plans are described in further detail below.

Employee Stock Purchase Plan:    The Company has authorized 15,600,000 shares of common stock for issuance under the 1986 ESPP. Eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the market value of the common stock at the beginning of the 24 month offering period or at the end of each applicable six month purchase period. The Company issued 0.6 million shares under the ESPP in the first nine months of fiscal 2007. As of December 31, 2006, 3.5 million shares remained available for issuance. As of December 31, 2006, the total unamortized stock-based compensation expense related to shares issuable under the ESPP was $0.7 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.85 years.

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option:   In August 2004, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company's Board of Directors. Twenty-five percent of stock options for new hires generally vest and become exercisable one year from the date of grant and then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. As of December 31, 2006, the Company had an aggregate of 30.3 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 13.1 million shares are subject to outstanding options and 17.2 million shares are available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors' Stock Option Plan:   In September 2006, the Company's Board of Directors and its stockholders approved the Company's 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Director Stock Option Plan and the 1990 Directors' Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company expects that (1) new non-employee directors will receive an option to purchase 32,500 shares of the Company's common stock, in which 25% of these stock options will vest and become exercisable one year from the date of grant and quarterly thereafter for the next three years, (2) existing non-employee directors will receive an option to purchase 12,500 shares of the Company's common stock on May 31st of each year, with such option vesting quarterly over one year, (3) a new non-employee director will receive 16,250 shares of restricted stock and (4) existing non-employee directors will receive 6,250 shares of restricted stock on May 31st of each year. The restricted stock will fully vest one year after the date of grant. Stock options expire ten years from the date of grant. As of December 31, 2006, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.5 million shares are subject to outstanding options and 1.6 million shares are available for future grants.

Assumed Stock Option Plans: The Company assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance, Inc. in fiscal 2005, Eurologic Systems Group Limited in fiscal 2004, Platys Communications, Inc. in fiscal 2002 and Distributed Processing Technology Corporation in fiscal 1999. No further options may be granted under these assumed plans. However, options that were outstanding under these plans will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term. As of December 31, 2006, the Company had 0.2 million shares of common stock reserved that are subject to outstanding options under these assumed plans.

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the Company to measure and recognize compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values. Accordingly, the Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2007 reflect the impact of adopting SFAS No. 123(R) and prior periods have not been restated.

Stock-based compensation expense recognized in the third quarter and first nine months of fiscal 2007 includes (a) stock-based award payments granted prior to, but not yet vested as of April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures and (b) stock-based award payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized the stock-based compensation costs for all stock-based awards using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures.

Total compensation expense for the Company's stock-based awards in the third quarter and first nine months of fiscal 2007 was $2.2 million and $6.8 million, respectively. The following table summarizes the impact of the adoption of SFAS No. 123(R) on stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2007:

                                                               Three-Month          Nine-Month
                                                               Period Ended        Period Ended
                                                            December 31, 2006   December 31, 2006
                                                            ------------------  ------------------
                                                                      (in thousands)
Stock-based compensation expense by caption:
Cost of revenues                                           $              147  $              476
Research and development                                                  986               3,076
Selling, marketing and administrative                                   1,107               3,254
                                                            ------------------  ------------------
    Stock-based compensation expense effect on income
        from continuing operations, net of taxes           $            2,240  $            6,806
                                                            ==================  ==================
Stock-based compensation expense by type of award:
Stock options                                              $            1,412  $            4,958
Restricted stock awards and restricted stock units                        459                 765
Employee stock purchase plan                                              369               1,083
                                                            ------------------  ------------------
    Stock-based compensation expense effect on income
        from continuing operations, net of taxes           $            2,240  $            6,806
                                                            ==================  ==================

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its U.S. operations. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company's net income for the third quarter and first nine months of fiscal 2007 was lower by $2.2 million and $6.8 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The basic and diluted net income per share for the third quarter and first nine months of fiscal 2007 was $0.02, $0.02, $0.06 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. In addition, prior to adopting SFAS No. 123(R), the Company presented the tax benefits of stock option exercises as operating cash flows in the Condensed Consolidated Statements of Cash Flows; however, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements for the first nine months of fiscal 2006. In accordance with SFAS 123(R), the tax benefits of stock option exercises are now classified as financing cash flows. For the first nine months of fiscal 2007, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements; therefore, no amounts were classified from operating to financing cash flows. In addition, there was no stock-based compensation costs capitalized as part of an asset in the third quarter and first nine months of fiscal 2007 and during fiscal 2006.

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN No. 44, and complied with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense was recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock. Compensation costs related to restricted stock awards and assumed unvested acquisition-related stock options, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period. In addition, the employee stock purchase plan was deemed noncompensatory under APB Opinion No. 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the employee stock purchase plan. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to account for stock-based compensation for the third quarter and first nine months of fiscal 2006:

                                                               Three-Month          Nine-Month
                                                               Period Ended        Period Ended
                                                            December 31, 2005   December 31, 2005
                                                            ------------------  ------------------
                                                            (in thousands, except per share amount
Net loss, as reported                                      $           (3,261) $         (145,040)
Add: Stock-based compensation expense previously
    determined under intrinsic value method, net of taxes                 223               1,526
Deduct: Stockbased compensation expense determined
    under fair valuebased method, net of taxes                         (3,740)            (10,120)
                                                            ------------------  ------------------
Pro forma net loss                                         $           (6,778) $         (153,634)
                                                            ==================  ==================
Basic net loss per share:
As reported                                                $            (0.03) $            (1.28)
Pro forma                                                  $            (0.06) $            (1.36)
Diluted net loss per share:
As reported                                                $            (0.03) $            (1.28)
Pro forma                                                  $            (0.06) $            (1.36)

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

Beginning April 1, 2006, the Company estimated the volatility of its stock using historical volatility as well as the implied volatility in market-traded options on its common stock in accordance with guidance in SFAS No. 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS No. 123(R), the Company used its historical common stock price volatility in accordance with SFAS No. 123 for purposes of pro forma information disclosed in the notes to its financial statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates using the implied yield currently available on U.S. Treasury zero-coupon issues that is appropriate for the term of the Company's stock options. The dividend yield assumption is based on the Company's history and expectation of dividend payouts. The Company has historically not paid dividends and has no foreseeable plans to issue dividends as it is the Company's current policy to reinvest earnings for its business.

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on its historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and SAB 107. Prior to the adoption of SFAS No. 123(R), the Company used its historical settlement experience to derive the expected term for purposes of pro forma information under SFAS No. 123, as disclosed in the notes to its financial statements for the related periods.

 The fair value of the Company's outstanding stock options was estimated using the following weighted- average assumptions:

                                     Three-Month Period Ended    Nine-Month Period Ended
                                          December 31,                December 31,
                                    --------------------------  --------------------------
                                        2006          2005          2006          2005
                                    ------------  ------------  ------------  ------------
Equity Incentive Plans:
Expected life (in years)            3.98 - 4.34           4.3   3.87 - 4.34           2.5
Risk-free interest rates            4.63 - 4.71%          4.4%  4.60 - 5.11%          4.1%
Expected volatility                          44%           52%           44%           38%
Dividend yield                               --            --            --            --
Weighted average fair value        $       2.71  $       2.39  $       2.68  $       0.99

ESPP:
Expected life (in years)            1.00 - 1.25           1.3   1.00 - 1.25           1.1
Risk-free interest rates            5.07 - 5.11%          3.9%  5.07 - 5.11%          3.8%
Expected volatility                          44%           40%           44%           39%
Dividend yield                               --            --            --            --
Weighted average fair value        $       1.11  $       1.08  $       1.11  $       1.12

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of December 31, 2006 and changes during the first nine months of fiscal 2007 is presented below:

                                                                  Weighted
                                                                  Average
                                                    Weighted     Remaining
                                                    Average     Contractual    Aggregate
                                                    Exercise       Term        Intrinsic
                                       Shares        Price        (Years)        Value
                                    ------------  ------------  ------------  ------------
                                    (in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2006            19,942          8.90
    Granted                               2,449          4.43
    Exercised                            (1,126)         3.52
    Forfeited and cancelled              (7,634)        11.12
                                    ------------
Outstanding at December 31, 2006         13,631  $       7.29          4.12  $      5,616
                                    ============  ============  ============  ============

Options vested and expected to
    vest at December 31, 2006            12,596  $       7.48          3.95  $      5,310
                                    ============  ============  ============  ============

Options exercisable at
    December 31, 2006                     9,023  $       8.36          3.35  $      4,030
                                    ============  ============  ============  ============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock on The Nasdaq Global Market for the 6.9 million shares subject to options that were in-the-money at December 31, 2006. During the third quarters of fiscal 2007 and 2006, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.4 million and $0.8 million, respectively, determined as of the date of option exercise. During the first nine months of fiscal 2007 and 2006, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $1.1 million and $1.4 million, respectively, determined as of the date of option exercise.

The following table summarizes information about the Company's equity incentive plans as of December 31, 2006:

                            Options Outstanding             Options Exercisable
                     ------------------------------------ ------------------------
                                   Weighted
                                    Average     Weighted                 Weighted
                        Number     Remaining    Average      Number      Average
Range of             Outstanding  Contractual   Exercise  Outstanding    Exercise
Exercise Prices      at 12/31/06     Life        Price    at 12/31/06     Price
-------------------- ------------ -----------  ---------- ------------  ----------
                       (in thousands, except exercise price and contractual life)
$0.18 - $0.18                 52        4.13  $     0.18           52  $     0.18
$0.35 - $3.45              3,093        3.79        3.42        2,534        3.41
$3.50 - $4.24              1,957        5.52        4.03          805        3.96
$4.28 - $4.51              1,599        5.67        4.47          463        4.51
$4.52 - $6.30              1,536        5.43        5.83          669        6.01
$6.42 - $8.60              1,407        3.52        7.62          773        7.66
$8.61 - $12.21             1,567        3.53       10.82        1,310       11.04
$12.31 - $15.29            2,134        2.22       14.51        2,131       14.51
$15.97 - $59.13              286        2.69       21.59          286       21.59
                     ------------                         ------------
                          13,631        4.12  $     7.29        9,023  $     8.36
                     ============                         ============

As of December 31, 2006, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $6.2 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.36 years. Compensation expenses for all stock-based awards granted are recognized using the straight-line amortization method.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units were granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock units are converted into shares of the Company's common stock upon vesting. As of December 31, 2006, there were 1.1 million shares of service-based restricted stock awards and 0.1 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Restrictions lapse 50% one year from the date of grant and the remainder at the second anniversary for restricted stock awards and restricted stock units granted under the 2004 Equity Incentive Plan. Restrictions lapse one year from the date of grant for restricted stock awards and restricted stock units granted under the 2006 Director Plan. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards as of December 31, 2006 and changes during the first nine months of fiscal 2007 is as follows:

                                                                  Weighted
                                                                  Average
                                                                 Grant-Date
                                                                    Fair
                                                     Shares        Value
                                                  ------------  ------------
                                                  (in thousands, except weighted
                                                  average grant-date fair value)
Nonvested stock at March 31, 2006                          --  $         --
Granted                                                 1,149          4.36
Vested                                                     --            --
Forfeited                                                 (58)         4.27
                                                  ------------
Nonvested stock at December 31, 2006                    1,091  $       4.37
                                                  ============  ============

As of December 31, 2006, the total unrecognized compensation expense related to non-vested restricted stock awards that is expected to vest, net of estimated forfeitures, was $2.9 million. This expense is expected to be recognized over a remaining weighted-average period of 1.62 years.

A summary of activity for restricted stock units as of December 31, 2006, and changes during the first nine months of fiscal 2007 is as follows:

                                                                  Weighted
                                                                  Average
                                                    Weighted     Remaining
                                                    Average     Contractual    Aggregate
                                                    Purchase       Term        Intrinsic
                                       Shares        Price        (Years)        Value
                                    ------------  ------------  ------------  ------------
                                 (in thousands, except exercise price and contractual terms)
Nonvested units at March 31, 2006            --            --
    Granted                                 138         0.001
    Exercised                                --            --
    Forfeited and cancelled                  (7)        0.001
                                    ------------
Nonvested units at
    December 31, 2006                       131  $      0.001          1.69  $        608
                                    ============  ============  ============  ============

Units vested and expected to vest
    at December 31, 2006                    101  $      0.001          1.12  $        470
                                    ============  ============  ============  ============

As of December 31, 2006, the total unrecognized compensation expense related to non-vested restricted stock units that is expected to vest, net of estimated forfeitures, was $0.4 million. This expense is expected to be recognized over a remaining weighted-average period of 1.69 years.

4. Business Dispositions

IBM i/p Series RAID: On June 29, 2004, the Company completed the acquisition of the IBM i/p Series RAID Business.

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company's net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM owes royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which are being recognized as contingent consideration in discontinued operations as earned. In fiscal 2006, the Company received royalties, net of taxes, of $4.6 million, which the Company recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in its Consolidated Statements of Operations. Additional royalties, net of taxes of $2.1 million and $5.8 million, were recorded in the third quarter and first nine months of fiscal 2007, respectively. In addition, in the third quarter of fiscal 2007, the Company recorded additional lease costs, net of taxes, of $0.8 million related to the estimated loss on its facility associated with the IBM i/p Series RAID Business in "Income (loss) from disposal of discontinued operations, net of taxes" in its Condensed Consolidated Statements of Operations. To the extent that the Company is unable to sublease this facility by the end of the lease term, which is June 2010, the Company may continue to record adjustments to discontinued operations in the future. Through December 31, 2006, the Company has recognized a cumulative gain of $2.8 million on the disposal of the IBM i/p Series RAID Business.

Net revenues and the components of income (loss) related to the IBM i/p Series RAID Business included in discontinued operations, which were previously included in the Company's DPS segment, were as follows:

                                                       Three-Month          Nine-Month
                                                       Period Ended        Period Ended
                                                    December 31, 2005   December 31, 2005
                                                    ------------------  ------------------
                                                              (in thousands)
Net revenues                                       $              237  $           20,046
                                                    ==================  ==================
Income (loss) from discontinued operations
    before income taxes                            $              424  $          (14,239)
Provision for (benefit from) income taxes                         282                (360)
                                                    ------------------  ------------------
Income (loss) from discontinued operations, net of $              142  $          (13,879)
                                                    ==================  ==================

Systems Business: On September 29, 2005, the Company's Board of Directors approved management's recommendation to divest its systems business, including substantially all of the operating assets and cash flows that were obtained through the Snap Appliance acquisition in July 2004. Accordingly, the Company had classified the systems business as a discontinued operation in its consolidated financial statements for the three-year period ended March 31, 2006 and began pursuing a sale of the systems business.

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

The Company received offers from prospective buyers for the Snap Server portion of its systems business; however, management concluded that the potential value from retaining the operations outweighed the offers received for the business. As a result, on July 6, 2006, and effective for the end of the first quarter of fiscal 2007, the Company's Board of Directors decided to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. As a result, the Company has reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of its systems business as continuing operations. In addition, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 6) and $0.7 million for legal and consulting fees incurred in connection with its efforts that had been undertaken to sell the Snap Server portion of its systems business, which was recorded in "Other charges" in the Condensed Consolidated Statements of Operations in the first nine months of fiscal 2007.

Net revenues and the components of income (loss) related to the block-based portion of its systems business included in discontinued operations, were as follows:

                                                Three-Month Period Ended   Nine-Month Period Ended
                                                     December 31,              December 31,
                                               ------------------------  ------------------------
                                                  2006         2005         2006         2005
                                               -----------  -----------  -----------  -----------
                                                               (in thousands)
Net revenues                                  $        --  $    10,142  $     2,036  $    27,387
                                               ===========  ===========  ===========  ===========
Income (loss) from discontinued operations
    before income taxes                                --         (793)         149       (7,658)
Provision for income taxes                             --           14           17            9
                                               -----------  -----------  -----------  -----------
Income (loss) from discontinued operations,
    net of taxes                              $        --  $      (807) $       132  $    (7,667)
                                               ===========  ===========  ===========  ===========

5. Balance Sheets Details

Inventories:

                                                    December 31, 2006     March 31, 2006
                                                    ------------------  ------------------
                                                              (in thousands)
Raw materials                                      $              730  $            4,258
Work-in-process                                                 4,038               4,732
Finished goods                                                 25,866              19,269
                                                    ------------------  ------------------
    Total                                          $           30,634  $           28,259
                                                    ==================  ==================

In the third quarter of fiscal 2007, the Company recorded inventory-related charges of $7.8 million, which adversely impacted gross margins.

Accrued Liabilities:

                                                    December 31, 2006     March 31, 2006
                                                    ------------------  ------------------
                                                              (in thousands)
Tax related                                        $           10,105  $           46,704
Acquisition related                                             2,124               3,635
Accrued compensation and related taxes                         10,722              16,235
Other                                                          18,713              21,148
                                                    ------------------  ------------------
    Total                                          $           41,664  $           87,722
                                                    ==================  ==================

6. Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In connection with the reorganization of the Company's segments in fiscal 2006, in which the organization managed its segments at the product level as opposed to a set of customer-focused products, an assessment of the recoverability of goodwill was performed. Impairment of goodwill is tested at the Company's reporting unit level, which is its operating segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company's review process uses the income or discounted cash flows approach and the market approach. In performing its analysis, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, the Company wrote-off the entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. Factors that led to this conclusion included, but were not limited to, industry technology changes experienced in the first half of fiscal 2006 such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led the Company to sell the IBM i/p Series RAID Business in the second quarter of fiscal 2006 and the decision to sell the systems business; continued losses associated with the sales of systems products to IBM; and general market conditions.

                                                    December 31, 2006              March 31, 2006
                                               ----------------------------  ----------------------------
                                                   Gross                         Gross
                                                 Carrying      Accumulated     Carrying      Accumulated
                                                  Amount      Amortization      Amount      Amortization
                                               -------------  -------------  -------------  -------------
                                                                  (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies   $      43,545  $     (37,167) $      43,545  $     (24,218)
    Customer relationships                            1,047           (969)         1,047           (773)
    Trade name                                       10,774        (10,441)        10,774         (5,858)
                                               -------------  -------------  -------------  -------------
        Subtotal                                     55,366        (48,577)        55,366        (30,849)
Intellectual property assets and warrants            40,242        (36,972)        40,242        (32,235)
                                               -------------  -------------  -------------  -------------
Total                                         $      95,608  $     (85,549) $      95,608  $     (63,084)
                                               =============  =============  =============  =============

Other Intangible Assets:

Amortization of other intangible assets was $3.0 million and $3.3 million in the third quarters of fiscal 2007 and 2006, respectively. Amortization of other intangible assets was $9.2 million and $12.5 million in the first nine months of fiscal 2007 and 2006, respectively. The other intangible assets related to the Snap Server portion of the systems business have been reclassified from discontinued operations to continuing operations and are included in the numbers above.

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets are impaired. If an asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in the Company's current business model. The estimation of the impairment involves numerous assumptions that require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets and future selling prices for the Company's products. During the first quarter of fiscal 2007, as a result of the decision to retain and operate the Snap Server portion of the systems business, the Company performed an impairment analysis that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million in "Other charges" in the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2007, of which $5.6 million, $3.1 million and $4.5 million related to the Company's intangible assets for existing technology, core technology, and trade name, respectively.

The annual amortization expense of the other intangible assets that existed as of December 31, 2006 is expected to be as follows:

                                                                             Estimated Amortization Expense
                                                                             ----------------------------
                                                                             Acquisition-
                                                                                related     Intellectual
                                                                              intangible      property
                                                                                assets         assets
                                                                             -------------  -------------
                                                                                 (in thousands)
Fiscal Years:
2007 (remaining three months)                                               $       1,469  $       1,579
2008                                                                                2,892          1,691
2009                                                                                2,395             --
2010                                                                                   33             --
2011 and thereafter                                                                    --             --
                                                                             -------------  -------------
Total                                                                       $       6,789  $       3,270
                                                                             =============  =============

7. Interest and Other Income

The components of interest and other income for the third quarters and first nine months of fiscal 2007 and 2006, were as follows:

                                                 Three-Month Period Ended      Nine-Month Period Ended
                                                       December 31,                  December 31,
                                               ----------------------------  ----------------------------
                                                   2006           2005           2006           2005
                                               -------------  -------------  -------------  -------------
                                                                  (in thousands)
Interest income                               $       6,055  $       4,450  $      17,561  $      11,993
Loss on redemption of debt                               --             --             --           (102)
Transaction gains (losses)                              511           (241)           645           (621)
Other                                                    34            270            122          1,340
                                               -------------  -------------  -------------  -------------
Total                                         $       6,600  $       4,479  $      18,328  $      12,610
                                               =============  =============  =============  =============

In the first nine months of fiscal 2006, the Company repurchased $23.2 million in aggregate principal amount of its 3% Convertible Subordinated Notes ("3% Notes") on the open market for an aggregate price of $23.1 million, resulting in an immaterial loss. This loss on extinguishment of debt has been included in "Interest and other income" in the Company's Condensed Consolidated Statements of Operations.

8. Restructuring Charges

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure the operations of the Company by simplifying its infrastructure. The first quarter of fiscal 2007 restructuring plan eliminated certain duplicative resources in all functions of the organization worldwide, due to consolidating certain processes and vacating redundant facilities in order to reduce the Company's cost structure, resulting in a restructuring charge of $3.0 million. The second quarter of fiscal 2007 restructuring plan vacated another redundant facility and involuntarily terminated employees primarily related to research and development activities, resulting in a restructuring charge of $0.9 million.

The Company also reduced its provision related to its restructuring plans by $0.4 million and $0.2 million in the third quarter and first nine months of fiscal 2007, respectively, related primarily to the estimated loss on facilities that the Company subleased and asset impairments associated with certain identified duplicative assets and severance and benefits as actual costs were lower than anticipated. These provision adjustments pertained to the restructuring plans that the Company implemented in the first quarter of fiscal 2007, and restructuring plans that it implemented in fiscal 2006, fiscal 2003, fiscal 2002 and fiscal 2001. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2007, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first nine months of fiscal 2007:

                                                 Severance        Other
                                               and Benefits      Charges         Total
                                               -------------  -------------  -------------
                                                        (in thousands)
Reserve balance at March 31, 2006             $       1,185  $       1,586  $       2,771
Q1'07 Restructuring Plan                              2,927            101          3,028
Q2'07 Restructuring Plan                                881             --            881
Provision adjustments                                  (108)           (90)          (198)
Non-cash charges                                         --           (225)          (225)
Cash paid                                            (4,608)          (717)        (5,325)
                                               -------------  -------------  -------------
Reserve balance at December 31, 2006          $         277  $         655  $         932
                                               =============  =============  =============

The Company anticipates that the remaining restructuring severance and benefits balance of $0.3 million will be substantially paid out by the third quarter of fiscal 2008 while the remaining restructuring other charges balance of $0.6 million, relating primarily to long term leases, will be paid out through fiscal 2009. The remaining restructuring reserve balance is reflected both in "Accrued liabilities" and "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

Acquisition-Related Restructuring:    During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. The Company recorded a total liability of $6.7 million for these activities, of which the original estimate of $6.0 million was recorded in the second quarter of fiscal 2005 and adjustments were recorded in each subsequent quarter through the first quarter of fiscal 2006 totaling $0.7 million. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges" in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional lease costs related to the estimated loss of facilities that the Company subleased. As of December 31, 2006, the Company had utilized $4.6 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.3 million will be paid out by the third quarter of fiscal 2012, primarily related to long-term facility leases.

The activity in the accrued restructuring reserve related to the Snap Appliance acquisition-related restructuring plan was as follows for the first nine months of fiscal 2007:

                                                 Severance        Other
                                               and Benefits      Charges         Total
                                               -------------  -------------  -------------
                                                        (in thousands)
Snap Appliance Acquisition-Related
Restructuring Plan:
Reserve balance at March 31, 2006             $          46  $       2,489  $       2,535
Cash paid                                                --           (261)          (261)
                                               -------------  -------------  -------------
Reserve balance at December 31, 2006          $          46  $       2,228  $       2,274
                                               =============  =============  =============

9. Other Charges

The Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 6) and $0.7 million for legal and consulting fees incurred in connection with its efforts that had been undertaken to sell the Snap Server portion of its systems business, which was recorded in "Other charges" in the Condensed Consolidated Statements of Operations in the first nine months of fiscal 2007.

On December 23, 2005, the Company entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, the Company sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million). In connection with this agreement, the Company recorded a loss on disposal of assets of $1.5 million that was recorded in the third quarter of fiscal 2006 in "Other charges" in the Condensed Consolidated Statements of Operations.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations were as follows:

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
                                                                  (in thousands, except per share amounts)
Numerators:
    Income (loss) from continuing operations - basic          $     5,077  $    (6,098) $    29,010  $  (120,020)
    Income (loss) from discontinued operations - basic              1,301        2,837        5,163      (25,020)
                                                               -----------  -----------  -----------  -----------
    Net income (loss) - basic                                 $     6,378  $    (3,261) $    34,173  $  (145,040)
                                                               ===========  ===========  ===========  ===========
Adjustments:
    Adjustment for interest expense on 3/4% Convertible
       Senior Subordinated Notes ("3/4% Notes"), net of taxes $       776  $        --  $     2,300  $        --
                                                               -----------  -----------  -----------  -----------
    Total adjustments for interest expense on convertible
       notes, net of taxes                                    $       776  $        --  $     2,300  $        --
                                                               ===========  ===========  ===========  ===========

    Adjusted income (loss) from continuing operations  -
        diluted                                               $     5,853  $    (6,098) $    31,310  $  (120,020)
    Adjusted income (loss) from discontinued operations -
        diluted                                                     1,301        2,837        5,163      (25,020)
                                                               -----------  -----------  -----------  -----------
    Adjusted net income (loss) - diluted                      $     7,154  $    (3,261) $    36,473  $  (145,040)
                                                               ===========  ===========  ===========  ===========

Denominators:
    Weighted average shares outstanding - basic                   116,959      113,531      116,298      112,980
    Effect of dilutive securities:
        Stock options                                               1,147           --          915           --
        3/4% Notes                                                 19,224           --       19,224           --
                                                               -----------  -----------  -----------  -----------
        Weighted average shares and potentially dilutive
            common shares outstanding - diluted                   137,330      113,531      136,437      112,980
                                                               ===========  ===========  ===========  ===========
Income (loss) per share:
    Basic
        Continuing operations                                 $      0.04  $     (0.05) $      0.25  $     (1.06)
        Discontinued operations                               $      0.01  $      0.02  $      0.04  $     (0.22)
        Net income (loss)                                     $      0.05  $     (0.03) $      0.29  $     (1.28)
    Diluted
        Continuing operations                                 $      0.04  $     (0.05) $      0.23  $     (1.06)
        Discontinued operations                               $      0.01  $      0.02  $      0.04  $     (0.22)
        Net income (loss)                                     $      0.05  $     (0.03) $      0.27  $     (1.28)

Certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for the third quarter and first nine months of fiscal 2007 because their inclusion would have been anti-dilutive. In addition, diluted loss per share from continuing operations, discontinued operations and net loss for the third quarter and first nine months of fiscal 2006 was based only on the weighted-average number of shares outstanding during these periods, as the inclusion of any common stock equivalents would have been anti-dilutive. The items excluded for the third quarters and first nine months of fiscal 2007 and 2006 were as follows:

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
                                                                               (in thousands)
Outstanding employee stock options                                 11,104       23,549       12,251       22,939
Outstanding restricted stock awards and units                          --           --            3           --
Warrants(1)                                                        19,874       19,874       19,874       19,874
3/4% Notes                                                             --       19,224           --       19,224
3% Notes                                                              695          783          695        1,030

____________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. For further discussion on this derivative financial instrument, please refer to Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

11. Comprehensive Income (Loss)

The Company's comprehensive income (loss), which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, were as follows:

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
                                                                               (in thousands)
Net income (loss)                                             $     6,378  $    (3,261) $    34,173  $  (145,040)
Net unrealized gains (losses) on marketable securities,
    net of taxes                                                      248         (739)       2,817       (1,549)
Foreign currency translation adjustment, net of taxes                 809         (286)       1,864       (1,248)
                                                               -----------  -----------  -----------  -----------
Comprehensive income (loss), net of taxes                     $     7,435  $    (4,286) $    38,854  $  (147,837)
                                                               ===========  ===========  ===========  ===========

The components of accumulated other comprehensive income (loss) were as follows:

                                                                   December 31, 2006     March 31, 2006
                                                                   ------------------  ------------------
                                                                             (in thousands)
Unrealized losses on marketable securities                        $             (421) $           (3,233)
Foreign currency translation                                                   2,321                 452
                                                                   ------------------  ------------------
    Total                                                         $            1,900  $           (2,781)
                                                                   ==================  ==================

12. Income Taxes

Income tax provisions for interim periods are based on the Company's estimated annual income tax rate. The estimated annual tax for fiscal 2007 includes foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes, interest accrued on prior years' tax disputes and the tax allocation between the Company's continuing and discontinued operations. This resulted in a tax benefit of $0.9 million and $2.8 million for the third quarter and first nine months of fiscal 2007, respectively. In addition, the Company recorded a discrete tax benefit of $12.9 million and $59.2 million that was recorded in the third quarter and first nine months of fiscal 2007, respectively, which was primarily attributable to the Company settling certain tax disputes with the U.S. and Singapore taxing authorities, including the resolution of the Company's fiscal 1997 U.S. Tax Court Litigation and its fiscal 2002 and fiscal 2003 I.R.S. audit cycle. The estimated annual tax for fiscal 2006 consists of foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. A portion of those disputes was resolved in fiscal 2007. The Company currently has a full valuation allowance on its net U.S. deferred tax assets. The Company is in ongoing negotiations with the Singapore taxing authorities with regard to its tax disputes. The Company's tax rate for the period in which a settlement is reached is impacted if the settlement materially differs from the amounts previously accrued.

13. Commitments and Contingencies

The Company was subject to IRS audits for its fiscal years 1994 through 2003. The Company has reached resolution with the U.S. taxing authorities on all audit issues during this period. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively, and the final Tax Court stipulations will be filed when the U.S. taxing authorities finalize their tax accounting procedures, which the Company expects will occur during the next three to six months. The outcome of the fiscal 1997 cycle and fiscal 2002 through fiscal 2003 cycle resulted in the release of tax reserves in September 2006 and December 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 and fiscal 1998 though 2001 cycles did not have a material adverse effect on the Company's financial position or results of operations, as sufficient tax provisions had been made. The Company believes that it has provided sufficient tax provisions for its tax contingencies and that the outcome of any future tax audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company's acquisitions of Snap Appliance, Eurologic, Elipsan Limited ("Elipsan"), and Platys Communications, Inc. ("Platys"), portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back (the "Holdbacks") for unknown liabilities that may have existed as of the acquisition dates. As of December 31, 2006, the Company asserted claims against the Eurologic Holdback totaling $1.5 million. By December 2006, the Company resolved all outstanding claims against the Snap Appliance Holdback, of which a portion was paid in the third quarter of fiscal 2007 and the remainder was paid in January 2007. The remainder of the Platys Holdback of $0.7 million was paid in the second quarter of fiscal 2007. The Elipsan Holdback of $2.0 million and a portion of the Snap Appliance Holdback was paid in the second quarter of fiscal 2006.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the third quarters and first nine months of fiscal 2007 and 2006.

A reconciliation of the changes to the Company's warranty accrual for the first nine months of fiscal 2007 and 2006 was as follows:

                                                                     Nine-Month Period Ended
                                                                         December 31,
                                                                     ----------------------
                                                                        2006        2005
                                                                     ----------  ----------
                                                                        (in thousands)
Balance at beginning of period (1)                                  $    2,051  $    2,084
Warranties provided                                                      2,910       3,958
Actual costs incurred                                                   (3,538)     (4,053)
Warranties classified as liabilities held for sale(1)                       --        (183)
                                                                     ----------  ----------
Balance at end of period(1)                                         $    1,423  $    1,806
                                                                     ==========  ==========

____________

(1) The table presented above has been updated to reflect the decision to retain and operate the Snap Server portion of the systems business. As a result, the Company has reclassified the financial statements and related disclosures to reflect the Snap Server portion of its systems business as continuing operations.

15. Segment Reporting

During the first quarter of fiscal 2007, as a result of retaining the Snap Server portion of the systems business, the Company reorganized its segments by adding an additional segment. For the period ended December 31, 2006, the Company operated in three reportable segments: DPS, DSG and SSG. A description of the types of customers or products and services provided by each reportable segment is as follows:

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

Summarized financial information on the Company's reportable segments is shown in the following table. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the third quarters and first nine months of fiscal 2007 and 2006:

                                                  DPS        DSG        SSG        Other       Total
                                               ---------  ---------  ----------  ----------  ----------
                                                                     (in thousands)
Three-Month Period Ended December 31, 2006:
    Net revenues                              $  48,165  $   5,045  $    7,440  $       --  $   60,650
    Segment income (loss)                         4,063        101      (1,454)    (11,419)     (8,709)
Three-Month Period Ended December 31, 2005:
    Net revenues                              $  69,130  $   8,701  $    8,816  $       --  $   86,647
    Segment income (loss)                        16,778       (403)     (1,892)    (20,387)     (5,904)
Nine-Month Period Ended December 31, 2006:
    Net revenues                              $ 167,218  $  14,782  $   21,274  $       --  $  203,274
    Segment income (loss)                        28,194      1,717      (6,152)    (56,721)    (32,962)
Nine-Month Period Ended December 31, 2005:
    Net revenues                              $ 208,114  $  28,617  $   26,317  $       --  $  263,048
    Segment income (loss)                        42,794     (1,875)     (3,371)   (153,856)   (116,308)

The following table presents the details of unallocated corporate income and expenses for the third quarters and first nine months of fiscal 2007 and 2006:

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
                                                                               (in thousands)
Unallocated corporate expenses, net                           $   (17,614) $   (20,049) $   (54,847) $   (68,689)
Restructuring charges                                                 385       (2,587)      (3,711)      (3,105)
Goodwill impairment                                                    --           --           --      (90,602)
Other charges                                                          --       (1,472)     (13,942)      (1,472)
Interest and other income                                           6,600        4,479       18,328       12,610
Interest expense                                                     (790)        (758)      (2,549)      (2,598)
                                                               -----------  -----------  -----------  -----------
    Total                                                     $   (11,419) $   (20,387) $   (56,721) $  (153,856)
                                                               ===========  ===========  ===========  ===========

16. Supplemental Disclosure of Cash Flows

                                                                             Nine-Month Period Ended
                                                                                 December 31,
                                                                             ----------------------
                                                                                2006        2005
                                                                             ----------  ----------
                                                                                (in thousands)
Noncash investing and financial activities:
Adjustment for deferred stock-based compensation                            $       --  $      430
Unrealized gain (loss) on available-for-sale securities                          2,817      (1,549)
'

17. Glossary

The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  ASIC: Application Specific Integrated Circuit
  ATA: Advanced Technology Attachment
  DPS: Data Protection Solutions
  DSG: Desktop Solutions Group
  ESPP: Employee Stock Purchase Plan
  I/O: Input/Output
  IP: Internet Protocol
  IPsec: Internet Protocol Security
  IRS: Internal Revenue Service
  iSCSI: Internet Protocol SCSI
  NAS: Network Attached Storage
  ODM: Original Design Manufacturer
  OEM: Original Equipment Manufacturer
  PC: Personal Computer
  PCI: Peripheral Component Interconnect
  RAID: Redundant Array of Independent Disks
  ROC: RAID on a Chip
  SAS: Serial Attached SCSI
  SATA: Serial Advanced Technology Attachment
  SCSI: Small Computer System Interface
  SMI-S: Storage Management Initiative Specification
  SSG: Storage Solutions Group
  Ultra DMA: Ultra Direct Memory Access
  USB: Universal Serial Bus
  VAR: Value Added Reseller

The following is a list of accounting rules and regulations and related regulatory bodies referred to within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  APB: Accounting Principles Board
  APB Opinion No. 25: Accounting for Stock Issued to Employees
  ARB: Accounting Research Bulletin
  EITF: Emerging Issues Task Force
  EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations
  FASB: Financial Accounting Standards Board
  FIN: FASB Interpretation Number
  FIN No. 44: Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25
  FIN No. 48: Accounting for Uncertainty in Income Taxes
  SAB: Staff Accounting Bulletin
  SAB 107: Share Based Payment
  SAB 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
  SEC: Securities Exchange Commission
  SFAS: Statement of Financial Accounting Standards
  SFAS No. 109: Accounting for Income Taxes
  SFAS No. 123: Accounting for Stock-Based Compensation
  SFAS No. 123(R): Share Based Payment
  SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities
  SFAS No. 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
  SFAS No. 146: Accounting for Costs Associated with Exit or Disposal Activities
  SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure
  SFAS No. 155: Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140
  SFAS No.157: Fair Value Measurements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our expected reduction in annual infrastructure expenses, the expected decline in revenues from our DSG segment and our plans to exit this business by the end of fiscal 2007, the anticipated increase in revenues from our SSG segment, our plans to migrate certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the second half of fiscal 2007 and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "bel eve," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

  Basis of Presentation

  On September 29, 2005, our Board of Directors approved management's recommendation to divest our systems business, which includes substantially all of the operating assets and cash flows that were obtained through our acquisitions of Snap Appliance Inc. in fiscal 2005 and Eurologic Systems Group Limited in fiscal 2004, as well as internally developed hardware and software. In connection with this action, we classified the systems business as a discontinued operation in our condensed consolidated financial statements in September 2005, and sold the block-based portion of the systems business in January 2006.

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

  Results of Operations

  Overview

  In the third quarter of fiscal 2007, our revenues decreased 30% as compared to the third quarter of fiscal 2006 due primarily to slower adoption of our newer generation of serial products as compared to the declining revenue base of our parallel products. The decline in gross margin in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to inventory-related charges of $7.8 million as a result of a significant decline in our revenues, primarily from our OEM customers, compared to our original projections. Operating expenses also decreased in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters.

  Our future revenue growth in our DPS segment remains largely dependent on the success of our new products addressing serial technologies (for example, SAS and SATA), new OEM design wins, channel growth and our ability to develop new products in other markets. Our future revenue growth in our SSG segment remains largely dependent on the successful development and marketing of new products and our ability to expand our presence in the reseller channel.

  The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,(1)           December 31,(2)
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
Net revenues                                                          100%        100%        100%        100%
Cost of revenues                                                       76           65           69           68
                                                               -----------  -----------  -----------  -----------
    Gross margin                                                       24           35           31           32
                                                               -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                           21           18           22           20
    Selling, marketing and administrative                              25           21           23           21
    Amortization of acquisition-related intangible assets               2            2            2            3
    Restructuring charges                                              --            3            1            1
    Goodwill impairment                                                --           --           --           34
    Other charges                                                      --            2            7            1
                                                               -----------  -----------  -----------  -----------
        Total operating expenses                                       48           46           55           80
                                                               -----------  -----------  -----------  -----------
Loss from continuing operations                                       (24)         (11)         (24)         (48)
Interest and other income                                              11            5            9            5
Interest expense                                                       (1)          (1)          (1)          (1)
                                                               -----------  -----------  -----------  -----------
Loss from continuing operations before income taxes                   (14)          (7)         (16)         (44)
Provision for (benefit from) income taxes                             (23)          --          (30)           2
                                                               -----------  -----------  -----------  -----------
Income (loss) from continuing operations                                9           (7)          14          (46)
                                                               -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of taxes           --           (1)          --           (8)
    Income (loss) from disposal of discontinued operations,
        net of taxes                                                    2            4            3           (1)
                                                               -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations                      2            3            3           (9)
                                                               -----------  -----------  -----------  -----------
Net income (loss)                                                      11%         (4)%         17%        (55)%
                                                               ===========  ===========  ===========  ===========

  ____________

  (1) In the third quarter of fiscal 2007, we recorded inventory-related charges of $7.8 million which impacted our gross margins and received a discrete tax benefit of $12.9 million primarily attributable to the settlement of certain tax disputes with the U.S. taxing authorities, including the resolution of our fiscal 2002 and fiscal 2003 I.R.S. audit cycle. In the third quarter of fiscal 2006, we implemented a restructuring plan and recorded a loss on disposal of assets of $1.5 million.

  (2) In the first nine months of fiscal 2007, we recorded an impairment charge of $13.2 million related to the Snap server portion of the systems business, implemented restructuring plans in the first and second quarter of fiscal 2007, and received a discrete tax benefit of $59.2 million primarily attributable to the settlement of certain tax disputes with the U.S. and Singapore taxing authorities, including the resolution of the Company's fiscal 1997 U.S. Tax Court Litigation our its fiscal 2002 and fiscal 2003 I.R.S. audit cycle. In the first nine months of fiscal 2006, we recorded a goodwill impairment charge of $90.6 million, implemented a restructuring plan in the third quarter of fiscal 2006 and recorded a loss on disposal of assets of $1.5 million.

  Net Revenues.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Segment Net Revenues:
DPS                                        $  48.2  $  69.1         (30)% $ 167.2  $ 208.1        (20)%
DSG                                            5.1      8.7         (42)%    14.8     28.6        (48)%
SSG                                            7.4      8.8         (16)%    21.3     26.3        (19)%
                                            -------  -------               -------  -------
    Total Net Revenues                        60.7     86.6         (30)%   203.3    263.0        (23)%
                                            =======  =======               =======  =======

  Revenues from our DPS segment decreased by $20.9 million in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, reflecting a decline in sales volumes of our parallel SCSI products primarily sold to our OEM customers, which was partially offset by increased sales of our SAS products. The DPS segment was also negatively impacted in the third quarter of fiscal 2007 due to a decline in sales volumes for our SATA solutions to our OEM customers as the products are reaching the end of their life cycles. We expect revenues for our SATA products sold to our OEM customers to continue to decline, as certain customers have moved to other suppliers to obtain the next generation SATA technologies.

  Revenues from our DPS segment decreased by $40.9 million in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006, reflecting a decline in sales volumes of our parallel SCSI products primarily sold to our OEM customers, which was partially offset by increased sales of our serial products. The decline in sales volumes of our SCSI products was primarily attributable to the transition from parallel to serial products, in which we have a lower market share, and a shift to lower-priced SATA solutions, in which there is a more competitive market. The DPS segment performance was also hindered during the first nine months of fiscal 2007 due to supply issues that resulted from the transition of our manufacturing operations to a contract manufacturer. Our contract manufacturer experienced material shortages and was challenged with systems transitions that impacted its ability to meet delivery commitments on a consistent basis, which consequently prevented us from completing certain product shipments during the first quarter of fiscal 2007.

  Revenues from our DSG segment decreased by $3.6 million and $13.8 million in the third quarter and first nine months of fiscal 2007, respectively, as compared to the corresponding periods of fiscal 2006 primarily due to the decline in sales volumes of our digital media products and SCSI-based desktop computer products. The decline in sales volumes of our digital media products was primarily attributable to the decline of sales of our dual tuner products to a specific customer. We expect revenues from our DSG products to continue to decline as OEMs are incorporating other connectivity technologies directly into their products. We have no further plans to invest in our DSG segment and anticipate exiting from this business by the end of fiscal 2007.

  Revenues from our SSG segment decreased by $1.4 million and $5.0 million in the third quarter and first nine months of fiscal 2007, respectively, as compared to the corresponding periods of fiscal 2006 primarily as a result of our reduced sales and marketing activities while the Snap Server portion of our systems business was available for sale, combined with customer concerns over the future of this product line. We expect revenues to increase in the future as we invest additional sales and marketing resources in our SSG business and the uncertainty surrounding the Snap Server business dissipates due to our decision to retain and grow this business.

                                                               Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2006         2005         2006         2005
                                                               -----------  -----------  -----------  -----------
Geographical Revenues:
North America                                                          45%         41%         45%         40%
Europe                                                                 30%         30%         26%         30%
Pacific Rim                                                            25%         29%         29%         30%
                                                               -----------  -----------  -----------  -----------
    Total Geographical Revenues                                       100%        100%        100%        100%
                                                               ===========  ===========  ===========  ===========

  Our overall international revenues declined as a percentage of our total revenues in the third quarter and first nine months of fiscal 2007 as compared to the corresponding periods of fiscal 2006. This was primarily a result of a customer that ceased purchasing from us during fiscal 2006, which contributed $1.0 million and $11.7 million to European revenues during the third quarter and first nine months of fiscal 2006, respectively.

  A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the third quarter of fiscal 2007, IBM, Synnex and Dell accounted for 34%, 13% and 11% of our total net revenues, respectively. In the third quarter of fiscal 2006, IBM and Dell accounted for 31% and 15% of our total net revenues, respectively. In the first nine months of fiscal 2007, IBM, Dell and Synnex accounted for 33% 15% and 10% of our total net revenues, respectively. In the first nine months of fiscal 2006, IBM and Dell accounted for 26% and 14% of our net total revenues, respectively.

  Gross Margin.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Gross Profit                               $  14.8  $  30.2         (51)% $  63.7  $  84.4        (25)%
Gross Margin                                    24%     35%                  31%     32%

  The decline in gross margin in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006 was primarily a result of significant inventory-related charges of $7.8 million, which were recorded in the third quarter of fiscal 2007, partially offset by changes in both customer and product mixes, which included a shift in revenue between our OEM and channel customers, and benefits received from a renegotiated supply contracts that were entered into during the third quarter of fiscal 2007 and the third quarter of fiscal 2006. Our gross margins were also negatively impacted in the third quarter and first nine months of fiscal 2007 because we did not receive the cost savings we originally anticipated from the shift of our manufacturing operations to an outsourced contract manufacturer. Cost of sales for the third quarter and first nine months of fiscal 2007 also included $0.1 million and $0.5 million, respectively, of stock-based compensation charges related to the adoption of SFAS 123(R), while the corresponding periods of fiscal 2006 had no such charges. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue as well as product mix.

  Research and Development Expense.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Research and development                   $  12.9  $  16.0         (19)% $  43.8  $  52.2        (16)%

  The decrease in research and development expense in the third quarter and first nine months of fiscal 2007 as compared to the corresponding periods of fiscal 2006 was primarily due to reduced headcount as a result of restructuring programs implemented in fiscal 2006 and the first half of fiscal 2007, and decreased infrastructure spending. This was partially offset by stock-based compensation charges related to the adoption of SFAS No. 123(R) of $1.0 million and $3.1 million in the third quarter and first nine months of fiscal 2007, respectively, as the corresponding periods of fiscal 2006 had no such charges.

  Selling, Marketing and Administrative Expense.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Selling, marketing and
    administrative                         $  15.3  $  18.1         (15)% $  46.4  $  55.8        (17)%

  The decrease in selling, marketing and administrative expense in the third quarter and first nine months of fiscal 2007 as compared to the corresponding period of fiscal 2006 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2006 and the first half of fiscal 2007, and $1.2 million of compensation expense recorded in the first quarter of fiscal 2006 for retirement costs related to our former chief executive officer. This was partially offset by increased spending in marketing programs and increased investments related to our SSG segment. In addition, selling, marketing and administrative expense for the third quarter and first nine months of fiscal 2007 included $1.1 million and $3.3 million, respectively, of stock-based compensation charges related to the adoption of SFAS 123(R), while the corresponding periods of fiscal 2006 had no such charges.

  Amortization of Acquisition-Related Intangible Assets.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Amortization of acquisition-related
    intangible assets                      $   1.5  $   1.7         (13)% $   4.5  $   7.5        (40)%

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

  The decrease in amortization of acquisition-related intangible assets in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to certain intangible assets that became fully amortized in fiscal 2006 associated with our acquisition of ICP vortex Computersysteme GmbH. The decrease in amortization of acquisition-related intangible assets in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to lower amortization related to Snap Appliance intangible assets which were written down through "Other charges" and recorded in March 2006 and June 2006, intangible assets that became fully amortized in August 2005 associated with our acquisition of Platys Communications, Inc. and certain intangible assets that became fully amortized in fiscal 2006 associated with our acquisition of ICP vortex Computersysteme GmbH. This was partially offset by amortization of intangible assets that was retained after the disposition of the IBM i/p Series RAID component business, or IBM i/p Series RAID Business, in September 2005.

  Restructuring Charges.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Restructuring charges                      $  (0.4) $   2.6        (115)% $   3.7  $   3.1         20%

  All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2007, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006.

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

  As a result of our first quarter of fiscal 2007 restructuring plan, we began to reduce our annual infrastructure spending by approximately $9 million beginning in the second quarter of fiscal 2007, of which 9%, 58% and 33% was reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively. As a result of our second quarter of fiscal 2007 restructuring plan, we began to reduce our annual infrastructure spending by approximately $3 million beginning in the third quarter of fiscal 2007, of which 3%, 74% and 23% was reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively.

  We also reduced our provision related to our restructuring plans by $0.4 million and $0.2 million in the third quarter and first nine months of fiscal 2007, respectively, related primarily to the estimated loss on facilities that we subleased and asset impairments associated with certain identified duplicative assets and severance and benefits as actual costs were lower than anticipated. These provision adjustments pertained to the restructuring plans that we implemented in the first quarter of fiscal 2007, and restructuring plans that we implemented in fiscal 2006, fiscal 2003, fiscal 2002 and fiscal 2001.

  Goodwill Impairment.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)

Goodwill impairment                        $    --  $    --          -- % $    --  $  90.6       (100)%

  Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. In connection with the reorganization of our segments in fiscal 2006, in which the organization managed our segments at the product level as opposed to a set of customer-focused products, an assessment of the recoverability of goodwill was performed. Impairment of goodwill is tested at our reporting unit level, which is our operating segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income or discounted cash flows approach and the market approach. In performing our analysis, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As a result of this review, we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. Factors that led to this conclusion included, but were not limited to, industry technology changes experienced in the first half of fiscal 2006 such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led us to sell the IBM i/p Series RAID Business in the second quarter of fiscal 2006 and the decision to sell the systems business; continued losses associated with the sales of systems products to IBM; and general market conditions.

  Other Charges.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Other charges                              $    --  $   1.5        (100)% $  13.9  $   1.5        847%

  Other charges consisted of asset impairment charges related to certain properties or assets.

  We regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of our long-lived assets are impaired. If an asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in our current business model. The estimation of the impairment involves numerous assumptions which require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets and future selling prices for our products.

  We had classified the entire systems business as a discontinued operation in September 2005 and sold the block-based portion of the systems business in January 2006. In the fourth quarter of fiscal 2006, we recorded an impairment charge of $10.0 million on the long-lived assets held for sale to adjust the carrying value of these assets to fair value, which was aligned to the offers being negotiated. With the decision at the end of the first quarter of fiscal 2007 to retain and operate the Snap Server portion of the systems business, we performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges" in the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2007. The first nine months of fiscal 2007 also included charges of $0.7 million for legal and consulting fees incurred in connection with our efforts that had been undertaken to sell the Snap Systems portion of our business.

  On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction of January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore with respect to printed circuit board assemblies and storage system manufacturing operations to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million) resulting in a loss on disposal of assets of $1.5 million that was recorded in the third quarter of fiscal 2006 in "Other charges" in the Condensed Consolidated Statements of Operations.

  Interest and Other Income.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Interest and Other Income:
Interest Income                            $   6.1  $   4.5          36% $  17.6  $  12.0         46%
Loss on Redemption of Debt                      --       --          -- %      --     (0.1)       100%
Transaction Gains (Losses)                     0.5     (0.3)        312%     0.6     (0.6)       204%
Other                                          0.0      0.3         (87)%     0.1      1.3        (91)%
                                            -------  -------               -------  -------
    Total Interest and Other Income            6.6      4.5          47%    18.3     12.6         45%
                                            =======  =======               =======  =======

  Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities, sublease income received from third parties and loss from the repurchase of our 3% Convertible Subordinated Notes due 2007, or 3% Notes. The increase in interest and other income in the third quarter and first nine months of fiscal 2007 as compared to the corresponding periods of fiscal 2006 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities and net gains from foreign currency fluctuations, primarily related to the Euro.

  Interest Expense.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Interest expense                           $  (0.8) $  (0.8)          4% $  (2.5) $  (2.6)        (2)%

  Interest expense is primarily associated with our _% Convertible Senior Notes due 2023, or the 3/4% Notes, and 3% Notes, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for the third quarter and first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006.

  Income Taxes.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Provision for (benefit from) income taxes  $ (13.8) $   0.2      (7,206)% $ (62.0) $   3.7     (1,770)%

  Income tax provisions for interim periods are based on our estimated annual income tax rate. The estimated annual tax for fiscal 2007 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes, interest accrued on prior years' tax disputes and the tax allocation between our continuing and discontinued operations. This resulted in a tax benefit of $0.9 million and $2.8 million for the third quarter and first nine months of fiscal 2007, respectively. In addition, we recorded a discrete tax benefit of $12.9 million and $59.2 million that was recorded in the third quarter and first nine months of fiscal 2007, respectively, which was primarily attributable to settling certain tax disputes with the U.S. and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court Litigation and our fiscal 2002 and fiscal 2003 I.R.S. audit cycle. The estimated annual tax for fiscal 2006 consists of foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. A portion of those disputes was resolved in fiscal 2007. We currently have a full valuation allowance on our net U.S. deferred tax assets. We are in ongoing negotiations with the Singapore taxing authorities with regard to our tax disputes. Our tax rate for the period in which a settlement is reached is impacted if the settlement materially differs from the amounts previously accrued.

  We began migrating certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the third quarter of fiscal 2007.  There are inherent uncertainties associated with the tax implications of these migrations in our foreign tax jurisdictions.  These uncertainties may result in a requirement to record additional tax reserves, and the ultimate outcome of these potential additional reserves may have an adverse affect on our future cash flows and financial results.

  Discontinued Operations.

                                              Three-Month Period Ended       Nine-Month Period Ended
                                                   December 31,                   December 31,
                                            ----------------------------   ---------------------------
                                                              Percentage                     Percentage
                                             2006     2005      Change      2006     2005     Change
                                            -------  -------  ----------   -------  -------  ---------
                                                              (in millions, except percentages)
Income (loss) from
    discontinued operations                $   1.3  $   2.8         (54)% $   5.2  $ (25.0)       121%

  The change in discontinued operations in the third quarter and first nine months of fiscal 2007 as compared to the corresponding periods of fiscal 2006 was primarily driven by the divestiture of the IBM i/p Series RAID Business on September 30, 2005 and the divestiture of the OEM block-based systems business on January 31, 2006. The contribution from discontinued operations in the third quarter of fiscal 2007 is a combination of some residual royalty revenue and additional lease costs for the estimated loss on our facility related to the sale of the IBM i/p Series RAID Business. The contribution from discontinued operations in the first nine months of fiscal 2007 includes the royalty revenue and additional lease costs related to the sale of the IBM i/p Series RAID Business and the contribution margin from one customer that remained with us after the divestiture of the OEM block-based systems business. To the extent that we are unable to sublease a facility associated with the IBM i/p Series RAID Business by the end of the lease term, which is June 2010, we may continue to record adjustments to discontinued operations in the future.

  Liquidity and Capital Resources

  Key Components of Cash Flows

  Cash provided by operating activities of continuing operations was $2.2 million in the first nine months of fiscal 2007 as compared to $3.0 million in the first nine months of fiscal 2006. Cash provided in the first nine months of fiscal 2007 was primarily the result of income from continuing operations of $29.0 million, which included a non-cash gain of $58.8 million from the release of tax reserves due to the settlement of certain tax disputes with the U.S. and Singapore taxing authorities. Other items contributing to the improvement in cash provided by operating activities was the offset of the non-cash effect of an impairment charge of $13.2 million related to the Snap Server intangible assets, the SFAS 123(R) expense of $6.8 million, inventory-related charges of $10.6 million and depreciation and amortization of intangible assets and property and equipment of $13.3 million. Cash provided in the first nine months of fiscal 2006 resulted primarily from our loss from continuing operations of $120.0 million, which was partially offset by the benefit of non-cash items included in operating results, which consisted of an impairment of goodwill of $90.6 million, depreciation and amortization of intangible assets and property and equipment of $20.8 million and inventory-related charges of $9.6 million. Additional factors include changes to working capital assets and liabilities, which had decreases of $12.4 million and $1.4 million in the first nine months of fiscal 2007 and the first nine months of fiscal 2006, respectively.

  Cash used for investing activities of continuing operations was $62.4 million in the first nine months of fiscal 2007, which was primarily due to net purchases, net of sales and maturities, of restricted marketable securities and marketable securities of $58.4 million and purchases of property and equipment from continuing operations of $2.5 million. Cash used for investing activities of continuing operations was $319.9 million in the first nine months of fiscal 2006, which was primarily due to net purchases, net of sales and maturities, of restricted marketable securities and marketable securities of $340.3 million and purchases of property and equipment of $6.5 million. This was partially offset by proceeds from the sale of the IBM i/p Series RAID Business of $24.1 million.

  Cash provided by financing activities of $5.6 million in the first nine months of fiscal 2007 was driven by the issuance of common stock in connection with purchases made under our employee stock purchase plan and stock option exercises. Cash used for financing activities of $19.7 million in the first nine months of fiscal 2006 was primarily driven by the repurchase of $23.2 million in aggregate principal amount of our 3% Notes for $23.0 million.

  Liquidity. At December 31, 2006, we had $572.5 million in cash, cash equivalents and marketable securities, of which approximately $92.5 million was held by our Singapore and Cayman Licensing subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings since these earnings totaling approximately $257.2 million are intended to be reinvested internationally indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our Singapore subsidiary to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

  At December 31, 2006, we had $235.6 million of aggregate principal amount in convertible notes outstanding, consisting of $10.6 million in aggregate principal amount of our 3% Notes that are due in March 2007 and $225.0 million in aggregate principal amount of our 3/4% Notes that are due in December 2023.

  We are required to maintain restricted cash or investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of December 31, 2006, we had $3.2 million of restricted cash and restricted marketable securities, consisting of United States government securities, of which $1.6 million was classified as short-term and $1.6 million was long-term.

  We were subject to IRS audits for our fiscal years 1994 through 2003. We have reached resolution with the U.S. taxing authorities on all audit issues during this period. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively, and the final Tax Court stipulations will be filed when the U.S. taxing authorities finalize their tax accounting procedures, which we expect will occur during the next three to six months. The outcome of the fiscal 1997 cycle and fiscal 2002 through fiscal 2003 cycle resulted in the release of tax reserves in September 2006 and December 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 and fiscal 1998 through 2001 cycles did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. We believe that we have provided sufficient tax provisions for our tax contingencies and that the outcome of any future tax audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

  We intend to acquire, enter into strategic alliances with or invest in companies with complementary or strategic products or technologies that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive acquisition candidates and completing such acquisitions, we may be required to use a substantial portion of our available cash balances.

  As of December 31, 2006, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2006.

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

  Recent Accounting Pronouncements

  In June 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective beginning with our fiscal year 2008. We are currently assessing the impact, if any, of FIN No. 48 on our financial position and results of operations.

  In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The "roll-over" method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The "iron-curtain" method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement. We currently use the "roll-over" method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the "iron curtain" and the "roll-over" methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply the provisions of SAB 108 using the "cumulative effect" transition method in connection with the preparation of our annual financial statements for the year ending March 31, 2007. We are currently evaluating the impact of SAB 108 on our financial position and results of operations.

  In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all hybrid financial instruments held, obtained, or issued by us for fiscal years beginning with our fiscal 2008. We are currently assessing the impact of SFAS No. 155 on our results of operations and financial position.

  In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with our fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

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

  Stock-based compensation: In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method and began accounting for our stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

  We use the Black-Scholes option valuation model to value stock awards. We estimate stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from normalized historical data. For stock-based compensation awards with graded vesting that were granted after fiscal 2006, we recognize compensation expense using the straight-line amortization method over the requisite service period of the awards and adjusted for estimated forfeitures.

  There have been no other changes in our critical accounting policies since March 31, 2006.

  Dispositions

  IBM i/p Series RAID: On June 29, 2004, we completed the acquisition of the IBM i/p Series RAID Business.

  On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, we accrued $0.3 million for lease obligations. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM owes royalties to us for the sale of our board-level products on a quarterly basis through March 31, 2007, which are being recognized as contingent consideration in discontinued operations as earned. In fiscal 2006, we received royalties, net of taxes, of $4.6 million, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in our Consolidated Statements of Operations. Additional royalties, net of taxes, of $2.1 million and $5.8 million, were recorded in the third quarter and first nine months of fiscal 2007, respectively. In addition, in the third quarter of fiscal 2007, we recorded additional lease costs, net of taxes, of $0.8 million related to the estimated loss on our facility associated with the IBM i/p Series RAID Business in "Income (loss) from disposal of discontinued operations, net of taxes" in our Condensed Consolidated Statements of Operations. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record adjustments to discontinued operations in the future. Through December 31, 2006, we had recognized a cumulative gain of $2.8 million on the disposal of the IBM i/p Series RAID Business.

  Systems Business:    On September 29, 2005, our Board of Directors approved management's recommendation to divest our systems business, including substantially all of the operating assets and cash flows that were obtained through the Snap Appliance acquisition in July 2004. Accordingly, we had classified the systems business as a discontinued operation in our consolidated financial statements for the three-year period ended March 31, 2006 and began pursuing a sale of the systems business.

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

  We received offers from prospective buyers for the Snap Server portion of our systems business; however, management concluded that the potential value from retaining the operations outweighed the offers received for the business. As a result, on July 6, 2006, and effective for the end of the first quarter of fiscal 2007, our Board of Directors decided to retain the Snap Server portion of the systems business, and management terminated its ongoing efforts to sell this business. As a result, we reclassified the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of our systems business as continuing operations. In addition, we recorded asset impairment charges of $13.2 million related to certain acquisition- related intangible assets and $0.7 million for legal and consulting fees incurred in connection with our efforts that had been undertaken to sell the Snap Server portion of our systems business, which was recorded in "Other charges" in the Condensed Consolidated Statements of Operations in the first nine months of fiscal 2007.

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

  Inherent Limitations on Effectiveness of Controls

  Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  We were subject to IRS audits for our fiscal years 1994 through 2003. We have reached resolution with the U.S. taxing authorities on all audit issues during this period. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively, and the final Tax Court stipulations will be filed when the U.S. taxing authorities finalize their tax accounting procedures, which we expect will occur during the next three to six months. The outcome of the fiscal 1997 cycle and fiscal 2002 through fiscal 2003 cycle resulted in the release of tax reserves in September 2006 and December 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 and fiscal 1998 through 2001 cycles did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. We believe that we have provided sufficient tax provisions for our tax contingencies and that the outcome of any future tax audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

  In connection with our acquisitions of Snap Appliance Inc., Eurologic Systems Group Limited, or Eurologic, Elipsan Limited, or Elipsan, and Platys Communications, Inc., or Platys, portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back, or collectively the Holdbacks, for unknown liabilities that may have existed as of the acquisition dates. As of December 31, 2006, we asserted claims against the Eurologic Holdback totaling $1.5 million. By December 2006, we resolved all outstanding claims against the Snap Appliance Holdback, of which a portion was paid in the third quarter of fiscal 2007 and the remainder was paid in January 2007. The remainder of the Platys Holdback of $0.7 million was paid in the second quarter of fiscal 2007. The Elipsan Holdback of $2.0 million and a portion of the Snap Appliance Holdback was paid in the second quarter of fiscal 2006.

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

  The impact of contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are continuously engaged in contract negotiations concerning product specifications and price. These negotiations may prove to be unfavorable. We are also in the midst of an industry transition from parallel to serial connectivity, and the revenue we generate from sales of our serial products has not grown at a fast enough rate to offset declines in sales of our parallel products; we expect this trend to continue in future periods. In addition, the development of new products may not gain sufficient market acceptance or contribute significantly to revenue. These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

  We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenue and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations for a majority of our products. The transition of the manufacturing facilities has not gone as well as expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our revenues and operating results in the first quarter of fiscal 2007. We have continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. If Sanmina-SCI is unwilling or unable to meet our supply needs, we could lose customers or revenue and incur increased manufacturing costs, which would have an adverse effect on our results. Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with our contract manufacturers concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ Amkor Technology and Advanced Semiconductor Engineering for our final assembly and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

  If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. We have a three-year contract manufacturing agreement with Sanmina-SCI to manufacture a majority of our products. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecast and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with the contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we were exposed to inventory-related charges due to a significant decline in our revenue stream.

  In order to execute our strategies, we intend to acquire, enter into strategic alliances with, or invest in companies with complementary or strategic products or technologies. Costs associated with these acquisitions or strategic alliances may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.     In order to be successful in our acquisitions strategic alliances or investments, we must:

    Conduct acquisitions that enhance our time to market with new products;
    Successfully prevail over competing bidders for target acquisitions at an acceptable price;
    Invest in companies and technologies that contribute to the growth of our business;
    Integrate acquired operations into our business and maintain uniform standards, controls and procedures;
    Retain the key employees of the acquired operations; and
    Develop the capabilities necessary to exploit newly acquired technologies.

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

  If we are not successful in completing an acquisition or strategic alliance or investing in companies with complementary or strategic products or technologies, our future growth may be hindered. In order to scale our operations relative to our cost basis, we need to identify attractive acquisition or strategic alliance candidates and complete a transaction with them. If we fail to identify and complete a successful acquisition or strategic alliance, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our financial results.

  Because our sales are made by means of standard purchase orders rather than long-term contracts, if demand for our customers' products declines or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us or reduce their levels of purchases from us.    The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our customers have from time to time in the past canceled or rescheduled shipments previously ordered from us, and we cannot assure you that they will not do so in the future. For example, in the third quarter of fiscal 2007, the demand for our products from certain OEM customers substantially declined from their initial forecast, which adversely affected our operating results. As our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all. Historically, we have set our operating budget based on forecasts of future revenues because we do not have significant backlog. Because much of our operating budget is relatively fixed in the short-term, if revenues do not meet our expectations, then our financial results will be adversely affected.

  We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.     Historically, a small number of our customers has accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In addition, our largest customers have begun accounting for an increasingly greater percentage of our net revenues, which could magnify the effects if one of these customers elected to reduce or eliminate their purchases from us. For example, in the first nine months of fiscal 2007, IBM, Dell and Synnex accounted for 33%, 15% and 10% of our total net revenues, respectively, whereas in the first nine months of fiscal 2006, IBM and Dell accounted for 26% and 14% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the third quarter of fiscal 2007, we experienced a significant decrease in actual revenue compared to forecasts from our largest OEM customer, IBM, which adversely affected our operating results. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

  Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend. Our management team continuously reviews and evaluates all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus to better scale our operations relative to our cost basis.

  The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

    Loss of customers;
    Loss of employees;
    Increased dependency on suppliers;
    Supply issues;
    Reduced revenue base;
    Impairment of our assets;
    Increased operating costs; and
    Material restructuring charges.

  Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In the first nine months of fiscal 2007, our operating results were materially impacted by an impairment charge of intangible assets for $13.2 million.

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

    Reduced demand for our products;
    Increased price competition for our products;
    Increased risk of excess and obsolete inventories; and
    Higher operating costs as a percentage of revenues.

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

  We held approximately $92.5 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Licensing at December 31, 2006. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

  The migration of our international operations from one country to another involves risks, which may require us to record additional tax reserves. We began migrating certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the third quarter of fiscal 2007.  There are inherent uncertainties associated with the tax implications of these migrations in our foreign tax jurisdictions.  These uncertainties may result in a requirement to record additional tax reserves, and the ultimate outcome of these potential additional reserves may have an adverse affect on our future cash flows and financial results.

  Our dependence on new products may cause our net revenues to fluctuate or decline.    Our future success significantly depends upon our completing and introducing enhanced and new products at competitive prices and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

    Designing products to meet customer needs;
    Product costs;
    Timely completion and introduction of new product designs;
    Quality of new products;
    Differentiation of new products from those of our competitors; and
    Market acceptance of our products.

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

  Technologies:

    ATA
    Fibre channel
    FireWire/1394
    IPsec
    iSCSI
    PCI
    PCI-Express
    PCI-X
    RAID
    Serial Attached SCSI
    SATA
    SCSI
    SMI-S
    Ultra DMA
    USB

  Operating Systems:

    Linux
    Macintosh
    Netware
    OS/2
    UNIX
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

    Microprocessors;
    Peripherals;
    Operating system software;
    Server motherboards; and
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

  We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.     We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. For example, the European Parliament has enacted the RoHS directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. We recorded an excess inventory expense of $1.9 million in fiscal 2006 related to the transition of our products to comply with the RoHS directive. If any of our products that are designated to be RoHS compliant are deemed to be non-compliant, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

  Similar legislation has been or may be enacted in other jurisdictions and countries. If our products become non-compliant with the various environmental laws and regulations, we could incur substantial costs which could negatively affect our results of operations and financial position.

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

  If we are unable to compete effectively, our net revenues could be adversely affected.    The markets for all of our products are intensely competitive and are characterized by the following:

    Rapid technological advances;
    Frequent new product introductions;
    Evolving industry standards; and
    Price erosion.

  Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to products employing Ultra 320 technology has adversely affected revenues from our SCSI products. In addition, revenues for our SATA products sold to our OEM customers has declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain the next generation SATA technologies. We also expect revenues from our DSG products to continue to decline as OEMs are incorporating other connectivity technologies directly into their products. Our future success will depend on the level of acceptance of our RAID products and products based on the next generation SAS technologies by new and existing customers. In addition, we expect that our future success will depend significantly on our ability to participate in the ongoing development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products. If we experience an incremental decline in our revenues beyond the declines anticipated, and we are unable to effectively manage our inventory levels, we may be required to record additional inventory-related charges, which would adversely impact our gross margins.

  We cannot assure you that we will have sufficient resources to accomplish all of the following:

    Satisfy any growth in demand for our products;
    Make timely introductions of new products;
    Compete successfully in the future against existing or potential competitors;
    Provide OEMs with design specifications in a timely manner; or
    Prevent price competition from eroding margins.

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

    The availability of raw materials;
    The availability of manufacturing capacity;
    Transition to smaller geometries of semiconductor devices;
    The level of contaminants in the manufacturing environment;
    Impurities in the materials used; and
    The performance of personnel and equipment.

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

  We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 45% of our revenues for the first nine months of fiscal 2007 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

  Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. For example, some of our distributors have threatened to stop selling our products or make pricing of our products non-competitive if we do not agree to absorb their costs to comply with the RoHS and the Waste Electrical and Electronic Equipment Directives with respect to our products. Our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

  If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $3.7 million, $10.4 million and $5.9 million, in the first nine months of fiscal 2007 and for fiscal 2006 and fiscal 2005, respectively. The plans included primarily the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the original goals we had in implementing them resulting in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

  If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which include revenue recognition, inventory, goodwill, stock compensation expense and income taxes. In addition, we have added a new Critical Accounting Policy in the first quarter of fiscal 2007 related to stock-based compensation, as discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Form 10-Q. Furthermore, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

  We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.    We were subject to IRS audits for our fiscal years 1994 through 2003. We have reached resolution with the U.S. taxing authorities on all audit issues during this period. The fiscal 1994 through fiscal 1996 cycle and fiscal 1997 cycle, which are docketed in the United States Tax Court, were resolved in December 2001 and September 2006, respectively, and the final Tax Court stipulations will be filed when the U.S. taxing authorities finalize their tax accounting procedures, which we expect will occur during the next three to six months. The outcome of the fiscal 1997 cycle and fiscal 2002 through fiscal 2003 cycle resulted in the release of tax reserves in September 2006 and December 2006, respectively. The outcome of the fiscal 1994 through fiscal 1996 and fiscal 1998 through 2001 cycles did not have a material adverse effect on our financial position or results of operations, as sufficient tax provisions had been made. We believe that we have provided sufficient tax provisions for our tax contingencies and that the outcome of any future tax audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

  We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At December 31, 2006, the carrying value of such investments aggregated $3.5 million. We have also committed to provide additional funding of up to $0.1 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds.

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

  Item 6. Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
3.1	Amended and Restated Bylaws of the Company		8-K	000-15701	12/18/06	3.01
10.1	Form of Indemnification Agreement entered into between the Company and its officers and directors		8-K	000-15701	12/18/06	99.01
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ CHRISTOPHER G. O'MEARA
Christopher G. O'Meara
	Vice President and Chief Financial Officer (principal financial officer)	Date: February 6, 2007
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: February 6, 2007

  EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
3.1	Amended and Restated Bylaws of the Company		8-K	000-15701	12/18/06	3.01
10.1	Form of Indemnification Agreement entered into between the Company and its officers and directors		8-K	000-15701	12/18/06	99.01
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X