Form 10-K
period 2007-03-31
ADAPTEC INC
filed 2007-06-06
CIK 709804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2007

OR

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from      to      .

Commission file number: 000-15071

Adaptec, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2748530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

691 S. Milpitas Blvd.
Milpitas, California    95035
(Address of Principal Executive Offices, including Zip Code)

(408) 945-8600
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 Par Value
(Title of Class)

The NASDAQ Global Market
(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES    ☐        NO    ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $455,180,805 based on the closing sale price of the Registrant's common stock on The NASDAQ Global Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At May 30, 2007, the Registrant had 118,967,080 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the Registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders.

     PDF provided as courtesy

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the market for our products and their benefits to our customers, our intention to continue to evaluate acquisitions, strategic alliances and/or strategic investments, the levels of our expenditures and savings for various expense items and our expected capital expenditures and liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

For your convenience, we have included, in Note 21 to the Notes to Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Annual Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Overview

We provide storage solutions that reliably move, manage and protect critical data and digital content. We deliver software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEMs and through distribution channel partners. Our software and hardware products range from HBAs, RAID controllers, host RAID software, Adaptec RAID Code software, Advanced Data Protection software, Storage Management software, Snapshot software and other solutions that span the SCSI, SAS, SATA and iSCSI interface technologies. Our Snap Servers offer NAS solutions for both fixed capacity and future scalability. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability.

Our broad range of RAID controllers, ASICs and add-in cards give businesses a variety of price and performance options for connecting their storage. These options range from low cost HBAs to high performance and high availability RAID controller cards. Further, our products use a common management interface designed to simplify storage administration and reduce related costs. Our products are sold to enterprises, SMBs, government agencies and retail users engaged in a broad range of vertical markets across geographically diverse markets through OEMs and distribution channel customers, including system integrators.

Our management team continuously reviews and evaluates all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus to better scale our operations relative to our cost basis. To date, we have implemented the following steps to support our corporate strategy:

  On July 6, 2006, we decided to retain the Snap Server portion of our systems business and terminated our ongoing efforts to sell this business. This resulted in the reclassification of the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of our systems business as continuing operations in the first quarter of fiscal 2007. The entire systems business had previously been classified as discontinued operations when we decided to divest it in September 2005. In January 2006, we sold the OEM block-based portion of our systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. Once this portion of the systems business had been sold, management concluded that the potential value from retaining the Snap Server portion of our systems business outweighed the offers received for the business. As a result, we decided to retain this business.

  In connection with the decision to retain the Snap Server portion of our systems business, we reorganized our internal organization structure in the first quarter of fiscal 2007 and identified SSG as a new segment, in addition to our existing segments. Our organization is managed at the product level in the following segments:

  DPS:  Our DPS group provides data protection storage products and currently sells all of our storage technologies, including ASICs, board-level products, RAID controllers, internal enclosures and stand-alone software. We sell these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through our network of distribution and reseller channels.

  SSG: Our SSG group provides storage systems for the protection of both file and block data, which are known as our "Snap Server by Adaptec" products, including NAS hardware and related backup, replication, and management software. We sell these products to VARs and end users through our network of distribution partners, solution providers and VARs.

  With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, we decided in fiscal 2007 not to invest further in our DSG segment. As a result, we wound down the business throughout fiscal 2007 and exited it at March 31, 2007. The remaining SCSI products from our DSG segment will be included with our DPS segment beginning in the first quarter of fiscal 2008. Through fiscal 2007, our DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. We sold these products to retailers, OEMs and distributors.

The growth of our new generation of serial products is not keeping pace with the decline in revenue from our parallel products. In light of this situation, we believe we should seek growth opportunities beyond those presented by our existing product lines. As such, we will continue to evaluate opportunities to acquire, enter into strategic alliances with or invest in companies with complementary or strategic products or technologies in order to scale our business. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

Unless otherwise indicated the following discussion pertains only to our continuing operations.

We focused on strengthening our market position through innovation and new products, which included delivering thirty new products over the past five quarters. We compete in the markets we serve on the basis of key technologies, ease-of-use and cost effectiveness as follows:

  PCI, PCI-X and PCIe RAID Controllers.  We provide PCI, PCI-X and PCIe RAID controllers based on SCSI, SATA and SAS technologies that enable end users to use our data protection solutions independent of the host interface and disk interconnect technology. We have an established proprietary RAID code that we leverage across our hardware, providing customers with continuous data protection through a variety of advanced RAID levels and features. Our PCI, PCI-X and PCIe RAID controllers are primarily used in servers for DAS. In the fourth quarter of fiscal 2007, we introduced five new HBAs and RAID controllers based on emerging Serial ATA and SAS technologies, which offer PCIe connectivity.

  Storage Systems. We provide scalable and fixed capacity storage systems that offer capacity from 160 gigabytes to 66 terabytes. During fiscal 2007, the entire Snap Server product line was refreshed with new hardware designs and additional software applications for data protection. We now market five different models of NAS systems to address a variety of small/medium enterprise and remote office needs. These NAS systems are based on a single software operating system and management platform, which are designed to make it easier for our customers to manage distributed storage systems across their organizations. Our GuardianOS operating system supports multiple protocols (CIFS, NFS, AFP, FTP, HTTP and iSCSI) as well as both block and file data types in a single solution.

  Storage Software.  Our storage products include storage management software that enables customers and IT managers to easily manage storage across DAS and SAN environments, create IP SAN solutions and protect data (RAID) from disk drive failure, and software that facilitates the backup, recovery, replication and management of data. In the third quarter of fiscal 2007, we introduced a comprehensive software solution that enables system integrators and solution providers to transform industry-standard servers into powerful, fully functional IP storage solutions for SMBs. In the fourth quarter of fiscal 2006, we announced our Advanced Data Protection Suite, which includes unique RAID levels like RAID 1E, RAID-5EE, dual drive failure protection (RAID 6, 60), and the Copyback Hotspare feature. These features, that come standard on our new SATA, SAS and ROC-based Ultra 320 SCSI RAID controllers, allow our products to deliver a higher level of data protection. We also offer software that includes storage virtualization and Snapshot Backup functionality which, when combined with our hardware, helps to simplify storage management and increase data protection.

  ASICs.  In fiscal 2005, we made a strategic decision to partner on the development of ASIC products containing I/O and RAID functionality. As a result, during our fiscal 2005, we entered into separate strategic alliances with Vitesse Semiconductor Corporation, or Vitesse, and ServerEngines LLP, or ServerEngines, whereby Vitesse and ServerEngines assumed responsibility for the design of certain ASICs. Although we are not currently utilizing products from Vitesse and ServerEngines LLP, we will continue to utilize ASICs from other third parties to allow us to better focus on our core strengths by delivering advanced data protection technology to our OEM and channel customers worldwide.

  Solid Brand Equity.  We have been providing reliable storage access products for more than 20 years and have built a reputation for making complex storage technologies easy to use. We believe that these factors have provided us with strong brand recognition and customer loyalty.

We were incorporated in 1981 in California and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. We are an S&P SmallCap 600 Index member. Our principal executive offices are located at 691 South Milpitas Boulevard, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We also maintain our website at www.adaptec.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report.

Available Information

We make available free of charge through our Internet website at http://www.adaptec.com the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Business Segment and Products Overview

In fiscal 2007, our DPS segment accounted for $209.9 million of our net revenues, our SSG segment accounted for $28.1 million of our net revenues and our DSG segment accounted for $17.2 million of our net revenues (See Note 18 of the Notes to Consolidated Financial Statements for further discussion of our segments' results).

Following are discussions of our key product offerings for our DPS, SSG and DSG businesses.

DPS

Components.

RAID Controllers and HBAs.   In fiscal 2007, we enhanced our line of RAID controllers with the introduction of five Unified Serial Controllers for PCIe connectivity. Unified Serial RAID Controllers support both SATA and SAS disk drives with the same architecture. A single controller has the ability to attach to one or both drive types in a single system to provide a flexible solution for high capacity and low price points (SATA) or high reliability and performance (SAS) or a combination of both. This new family of products includes 4- and 8-port low-profile models, as well as 12- and 16-port designs. Another innovation is the dual path failover functionality for external data path redundancy. They are designed for bandwidth-intensive applications including media, email, and application servers, and deliver enhanced I/O performance, expanded scalability and high throughput. This new family of products enables our system builder customers to sell a wide range of solutions with a variety of price points using a single architecture.

Host I/O.    Driven by market needs for capacity and data protection, the host I/O interfaces support various connectivity requirements between the central processor and internal and external peripherals, including external storage devices. Adaptec host I/O products provide customers with high-speed PCI, PCI-X, PCIe, SCSI, SAS or SATA connectivity. These technologies can be applied to a variety of applications, including storage of email, medical records, digital images, and financial transactions. We have provided next-generation SAS products to OEMs for testing and development.

Software

Our products incorporate software that simplifies data management and protection for businesses of all sizes. We distribute the software through various methods. Some of our software is licensed independent of the hardware to run on a range of products, including ours.

The primary software products that we license are as follows:

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

RAID.    Our RAID technology reduces a customer's dependence on the reliability of a single disk drive by duplicating data across multiple drives. We apply our RAID technology independent of the disk drive interface to provide data protection on SCSI, SATA and SAS disk drives. This independence enables our RAID software, firmware and hardware to be available across the full spectrum of servers from entry to enterprise. Our new RAID 6 solution can sustain two simultaneous drive failures in an array without downtime or data loss. IBM has standardized on Adaptec RAID 6 software as well as our Zero Channel SAS RAID controller for IBM's x366 xSeries servers. In fiscal 2006, we made this RAID technology available to the channel by incorporating it into our new SATA and SAS RAID controllers, as well as our current ROC-based U320 SCSI RAID controllers. Along with the Dual Drive Failure Protection (RAID 6, 60), the Advanced Data Protection Suite also includes Striped Mirror (RAID 1E) that extends RAID 1 data availability across an odd number of drives, Hot Space (RAID 5EE) that enhances RAID 5 performance by utilizing an extra drive, and Copyback Hot Spare that automatically reconfigures a system when a failed drive is replaced. Snapshot Backup, which allows users to create point-in-time copies of data, is an optional feature that customers may purchase to help streamline disaster recovery operations.

Adaptec Storage Manager. Adaptec Storage Manager is a single RAID storage management utility that enables customers and IT managers to easily manage storage across DAS and SAN environments. It allows the user to configure, expand, manage and monitor local and remote RAID storage from a single client workstation.

SSG

Storage Systems.

Fixed Capacity. Our Snap Server fixed capacity storage systems are ideal for SMBs or remote offices, and are available in three different plug-and-play desktop or rack mount designs and eight different fixed capacity levels from 160 gigabytes to 2 terabytes. Since the Snap Server 110, 210, and 410 models are designed to be easy to set up and maintain, they are regularly used in locations where there may not be any dedicated IT personnel. While offering small form factors, these products deliver high performance and offer a variety of software features through the GuardianOS operating system that can be customized with optional add-on software to cost-effectively meet the specific data protection and management needs of the customer.

Scalable. Our Snap Server scalable storage systems are ideal for SMBs that are experiencing rapid data growth. Two rack mount models, the Snap Server 520 and 650, provide base capacity between one and three terabytes, and a scalable capacity up to 66 terabytes using our S50 JBOD expansion arrays. These models have hot-swappable drives, dual hot-swappable power supplies, dual gigabit Ethernet ports with Ethernet teaming, 4-way OS boot and UPS support. Similar to the fixed capacity systems, they offer high performance through an AMD 64bit Dual Opteron Processor architecture and the GuardianOS operating system. These systems include value added software for supporting both block iSCSI and file data types, antivirus, snapshots, and BakBone NetVault backup software with Virtual Tape Library support.

Software

Data Protection. Adaptec offers several integrated and add-on software applications for the Snap Server product line that allow our customers to move, share, manage and protect their data. BakBone NetVault and support for third-party backup software are integrated into GuardianOS in order to facilitate disaster recovery operations. Snap EDR provides data replication across the company or across a public WAN. Snap EDR encrypts the data in transit for extra security and also allows customers to easily manage inventory and archive data stored remotely. StorAssure software continuously backs up files from desktop and laptop systems throughout the enterprise. Snap Server Manager software allows customers to manage all Snap Servers in the company from a single console.

DSG

Our DSG segment consisted of high-performance I/O connectivity, digital media products and flexible desktop storage and gaming products for users and professionals in the desktop PC and notebook aftermarket. Our connectivity products enabled connections between computers, peripherals and consumer electronic devices. Our digital media products, including video and Media Center products, enabled users to capture, create, manage and share television, digital audio and video on their computers, CDs and DVDs. With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, we decided not to invest further in our DSG segment and exited from the business at the end of fiscal 2007.

Sales, Marketing and Customers

We supply a broad range of storage products and maintain a sales, distribution, service and support infrastructure.

We sell through our sales force to distribution channels worldwide, which market our products under the Adaptec brand; they, in turn, sell to VARs, system integrators and retail customers. We provide training and support for our distribution customers and to VARs. We also sell board-based products and provide technical support to end users worldwide through major computer-product retailers. Sales to distribution customers accounted for approximately 45% of our total revenues in fiscal 2007.

  We also sell our products through our sales force directly to OEMs worldwide who market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the specific requirements of end users. Our OEM sales force focuses on developing relationships with OEM customers. The sales process involved in gaining major design wins can be complex, lengthy, and expensive. Sales to these OEM customers accounted for approximately 55% of our total revenues in fiscal 2007.

We emphasize customer service as a key element of our marketing strategy and maintain application engineers at our corporate headquarters and in the field. This includes assisting current and prospective customers in the use of our products, and providing the systems-level expertise and software experience of our engineering staff to customers with particularly difficult design problems. A high level of customer service is also maintained through technical support hotlines, email and dial-in-fax capabilities.

Our primary distributors in fiscal 2007, in alphabetical order, were Bell Microproducts, CPI Computer Partner Handels GmbH, Ingram Micro and Tech Data. Our primary OEM customers in fiscal 2007, in alphabetical order, were Dell, Hewlett-Packard, Hitachi, IBM and SuperMicro Computer, Inc.

In fiscal 2007, IBM and Dell accounted for 34% and 13% of our total net revenues, respectively. In fiscal 2006, IBM and Dell accounted for 28% and 15% of our total net revenues, respectively. In fiscal 2005, IBM and Dell accounted for 24% and 14% of our total net revenues, respectively.

We have entered into several arrangements with IBM over the past several years. In May 2000, we entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002, and obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, we granted IBM a license to use all of our patents for the same period. A number of the licensed patents have either expired or are no longer significant to our product portfolio. If we should determine that it is necessary to extend the term of the patent license beyond June 30, 2007, we believe that we will be able to reach agreement with IBM for such an extension, without interruption to our business operations. In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we deliver RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. In June 2004, we completed an acquisition and licensing agreement with IBM for RAID intellectual property and the delivery of Adaptec RAID controllers for IBM's eServer iSeries and pSeries servers, or IBM i/p Series. In December 2004, we expanded the i/p Series relationship with IBM to deliver Adaptec-branded RAID controllers and connectivity products, which were previously branded as IBM, for IBM's i/p Series directly through IBM's sales channel. In September 2005, we sold the IBM i/p Series RAID business back to IBM. In addition, IBM purchased certain related inventory. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. For further discussion on agreements between us and IBM, please refer to Notes 2 and 16 to the Notes to Consolidated Financial Statements.

International

We maintain operations in eight foreign countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides both stability to our operations and diversifies revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 18 in the Notes to Consolidated Financial Statements. We generated approximately 66% of our overall revenues in 2007 from outside of the United States. These sales include sales to foreign subsidiaries of U.S. companies. A majority of our revenues originating outside the United States was from commercial customers rather than foreign governments.

Competition

The markets for all of our products within the DPS and SSG segments are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards and competitive pricing pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on delivering a comprehensive set of highly reliable, high performance storage and connectivity products with superior data protection that simplify storage management for organizations of all sizes. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals.

We believe the principal competitive factors in the markets for our DPS products are: product price versus performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. We compete primarily with product offerings from Applied Micro Circuits (3Ware), Areca, LSI Logic and Promise.

We believe the principal competitive factors in the markets for our SSG products are: product price versus performance, product features and functionality, ease-of-use, breadth of product line, reliability, technical service and support, value-added software functionality for data protection, management, and movement, and brand awareness. At the low end of the market, some of our Snap Server product line competes with product offerings from Buffalo, Iomega and LeCie. At the mid range of the market, some of our Snap Server product line competes with product offerings from Dell, Hewlett-Packard and Network Appliance.

Backlog

Due to industry practice that allows customers to change or cancel orders with limited advance notice prior to shipment, we do not believe that backlog as of any particular date is indicative of future sales. Our backlog for our continuing operations at March 31, 2007 was approximately $5.0 million, consisting of $4.5 million related to our DPS segment and $0.5 million related to our SSG segment. Our backlog for our continuing operations at March 31, 2006 was approximately $21.5 million, consisting of $20.2 million related to our DPS segment and $1.3 million related to our DSG segment, and excluded our backlog related to the Snap Server portion of our systems business that was previously included in discontinued operations in fiscal 2006. We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at many of our major OEMs' sites. Product ordering and delivery occur when the OEM customer accepts our product into their inventory.

Manufacturing

Beginning in the fourth quarter of fiscal 2006, we employed Sanmina-SCI Corporation to manufacture the majority of our products. We employ Surface Mount Technology Corporation, or SMTC, to manufacture certain of our ServeRAID products that are sold to IBM. We also employ SuperMicro and Universal Scientific Industrial Co., Ltd., or USI, to manufacture certain systems products. We believe that SMTC, SuperMicro, USI and Sanmina-SCI will be able to meet our anticipated needs for both current and future technologies.

Our final assembly and test operations for our ASIC products are performed by Amkor Technology and Advanced Semiconductor Engineering. Advanced Semiconductor Engineering also warehouses and ships our products on our behalf.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We encourage our engineers to document patentable inventions, and we have applied for and continue to apply for patents in the United States and in foreign countries. As of March 31, 2007, we had 409 issued patents, expiring between April 2007 and 2024, covering various aspects of our technologies. In addition, the Adaptec name and logo are trademarks or registered trademarks of ours in the United States and other countries. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

In May 2000, we entered into a patent cross- license agreement with IBM. Under the agreement, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2004. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million through June 30, 2004, and we granted IBM a license to use all of our patents for the same period. In March 2002, the patent cross-license agreement was amended to extend the term to June 30, 2007. A number of the licensed patents have either expired or are no longer significant to our product portfolio. If we should determine that it is necessary to extend the term of the patent license beyond June 30, 2007, we believe that we will be able to reach agreement with IBM for such an extension, without interruption to our business operations.

Research and Development

We continually enhance our existing products and develop new products to meet changing customer demands. The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage-access products across a broad range of users and platforms. We also expect to continue to make acquisitions and investments where appropriate. We maintain a research and development center in Bangalore, India, which we expanded in fiscal 2007.

Approximately 44% of our employees are engaged in research and development. In fiscal 2007, 2006 and 2005, our research and development expenses were $56.6 million, or 22% of total net revenues, $68.2 million, or 20% of total net revenues, and $93.2 million, or 23% of total net revenues, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, amortization of purchased technology and subcontracting costs.

We entered into two strategic alliances in fiscal 2005 with ServerEngines and Vitesse related to a portion of our ASIC development. These alliances are further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we are not currently utilizing products from Vitesse and ServerEngines, we will continue to utilize ASICs from other third parties to allow us to better focus on our core strengths by delivering advanced data protection technology to our OEM and channel customers worldwide.

We anticipate that we will continue to have significant research and development expenditures in the future in order to continue to offer innovative, high-quality products and services to maintain and enhance our competitive position. Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of RAID and virtual technologies supporting iSCSI, SATA and SAS connectivity.

Environmental Laws

Certain of our operations involve the use of substances regulated under various federal, state and international environmental laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments.

 The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. We believe that our products are RoHS compliant. However, if any of our products that are designated to be RoHS compliant are deemed to be non-compliant, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

Similar legislation has been or may be enacted in other jurisdictions and countries. If our products become non-compliant with the various environmental laws and regulations, we could incur substantial costs which could negatively affect our results of operations and financial position. For example, in fiscal 2006, we recorded an excess inventory expense of $1.9 million related to the transition of our products to comply with the RoHS Directive.

Employees

As of March 31, 2007, we had 598 employees. We believe that we currently have favorable employee relations. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

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

The impact of contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are engaged in contract negotiations concerning product specifications and price. These negotiations may prove to be unfavorable. We are also experiencing a significant impact on our revenues as the industry transition from parallel to serial connectivity, as the revenue we generate from sales of our serial products has not grown at a fast enough rate to offset declines in sales of our parallel products; we expect this trend to continue in future periods. In addition, the development of new products may not gain sufficient market acceptance or contribute significantly to revenue. These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

In order to execute our strategies, we may acquire, enter into strategic alliances with, or invest in companies with complementary or strategic products or technologies. Costs associated with these acquisitions or strategic alliances may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.     We may pursue acquisitions, and perhaps other strategic transactions, in order to scale our business as sales of our core parallel products continue to decline. In order to be successful in the acquisitions, strategic alliances or investments that we may make, we must:

  Conduct acquisitions, strategic alliances or investments that enhance our time to market with new products;
  Successfully prevail over competing bidders for target acquisitions at an acceptable price;
  Invest in companies and technologies that contribute to the profitable growth of our business;
  Integrate acquired operations into our business and maintain uniform standards, controls and procedures;
  Retain the key employees of the acquired operations; and
  Develop the capabilities necessary to exploit newly acquired technologies.

The benefits of any acquisitions, strategic alliances or investments may prove to be less than anticipated and may not outweigh the costs reported in our financial statements, and we may not obtain the operational leverage or realize the improvements we intend or desire with the actions we take.

Completing any potential future acquisitions, strategic alliances or investments could cause significant diversions of management time and resources and divert focus from the activities of our current operations. We may encounter difficulty in integrating and assimilating the operations and personnel of the acquired companies into our operations or the acquired technology and rights into our services. We may also lack the experience or expertise in the new products and markets, which may impair the relationships with customers or suppliers of the acquired business. The acquisition of new operations may require us to develop additional internal controls to support these new operations. We may experience material deficiencies or weaknesses in our internal control over financial reporting as a result of the addition of new operations or due to changes to our internal controls, which could have a material impact on our results of operations when corrected. Additionally, we may not be successful in overcoming these risks or any other problems encountered in connection with these or other acquisitions, strategic alliances or investments, which could result in an adverse impact on our ability to develop or even sustain the acquired business.

If we acquire new businesses, products or technologies in the future, we may be required to assume warranty claims or other contingent liabilities, including liabilities unknown at the time of acquisition, and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill, other intangible assets or other losses.

If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. If we were to use a substantial portion of our available cash, we might need to repatriate cash from our subsidiaries, which may cause us to incur additional income taxes at up to the United States Federal statutory rate of 40%. In addition, we may be required to invest significant resources in order to perform under a strategic alliance or to complete an acquisition or investment, which could adversely affect our results of operations, at least in the short-term, even if we believe the acquisition, strategic alliance or investment will benefit us in the long-term.

If we are not successful in completing an acquisition or strategic alliance or investing in companies with complementary or strategic products or technologies, our future growth may be hindered. In order to scale our operations relative to our cost basis, we may need to identify attractive acquisition or strategic alliance candidates and complete a transaction with them. If we fail to identify and complete a successful acquisition or strategic alliance, we expect that our revenues will continue to decline and we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our financial results.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering.

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
  Material restructuring charges; and
  Liquidity.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenue and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations for a majority of our products. The transition of the manufacturing facilities has not gone as well as expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our revenues and operating results in the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. If Sanmina-SCI is unwilling or unable to meet our supply needs, we could lose customers or revenue and incur increased manufacturing costs, which would have an adverse effect on our results. Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with our contract manufacturers concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ SMTC to manufacture certain ServeRAID products, SuperMicro and USI to manufacture certain systems products, and Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

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

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. We have a three-year contract manufacturing agreement with Sanmina-SCI to manufacture a majority of our products. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecast and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with the contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred inventory-related charges due to a significant decline in our revenue stream.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.     Historically, a small number of our customers has accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In addition, our largest customers have begun accounting for an increasingly greater percentage of our net revenues, which could magnify the effects if one of these customers elected to reduce or eliminate their purchases from us. For example, in fiscal 2007, IBM and Dell accounted for 34% and 13% of our total net revenues, respectively, whereas in fiscal 2006, IBM and Dell accounted for 28% and 15% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the third quarter of fiscal 2007, we experienced a significant decrease in revenue compared to forecasts from IBM, which adversely affected our operating results. In addition, we do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. In fiscal 2007, our operating results were materially impacted by an impairment charge of intangible assets for $13.2 million.

Our operating expenses are largely based on anticipated revenues, and a large portion of our expenses, including facility costs and salaries, are fixed in the short term. As a result, lower than anticipated revenues for any reason could cause significant variations in our operating results from quarter to quarter.

Due to the factors summarized above, and the other risks described in this section, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. In the event that our operating results fall below the expectations of securities analysts or investors, the market price of our common stock could decline substantially.

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

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.    We are subject to income and other taxes in the United States and in the foreign taxing jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation and is subject to audit and redetermination by the taxing authorities. Although we believe our tax estimates are reasonable, the following factors could cause our effective tax rate to be materially different than tax amounts recorded in our consolidated financial statements:

  The jurisdiction in which profits are determined to be earned and taxed;
  Adjustments to estimated taxes upon finalization of various tax returns;
  Changes in available tax credits;
  Changes in share-based compensation expense;
  Changes in tax laws, the interpretation of tax laws either in the United States or abroad or the issuance of new interpretative accounting guidance related to uncertain transactions and calculations where the tax treatment was previously uncertain; and
  The resolution of issues arising from tax audits with various tax authorities.

The factors noted above may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

We held approximately $93.8 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Licensing at March 31, 2007. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provides a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

The migration of our international operations from one country to another involves risks, which may require us to record additional tax reserves. We migrated certain foreign operations from Singapore to the Republic of Ireland and the Cayman Islands during the third quarter of fiscal 2007.  There are inherent uncertainties associated with the tax implications of these migrations in our foreign tax jurisdictions.  These uncertainties may result in a requirement to record additional tax reserves, and the ultimate outcome of these potential additional reserves may have an adverse affect on our future cash flows and financial results.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. Each of these personnel is an "at-will" employee, and, as a result, these employees could terminate their employment with us at any time without penalty and may go to work for one or more of our competitors. The loss of any of these key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline.    The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

Technologies:

  AFP
  ATA
  CIFS
  Fibre channel
  FireWire/1394
  FTP
  HTTP
  IPsec
  iSCSI
  NFS
  PCI
  PCIe
  PCI-X
  RAID
  SAS
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

  I/O and RAID ASICs;
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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.     We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. For example, the European Parliament enacted the RoHS directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. We recorded an excess inventory expense of $1.9 million in fiscal 2006 related to the transition of our products to comply with the RoHS directive. If any of our products that are designated to be RoHS compliant are deemed to be non-compliant, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

Similar legislation has been or may be enacted in other jurisdictions and countries. If our products become non-compliant with the various environmental laws and regulations, we could incur substantial costs which could negatively affect our results of operations and financial position.

If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competitors.    Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. If this was to occur, we may lose revenues and market share to our competitors.

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

The future success of our DPS segment will depend on the level of acceptance of our RAID products and products based on the next generation SAS technologies by new and existing customers, and the future success of our SSG segment will depend on the continued acceptance and growth of our Snap Server products. Our future operating results will also be influenced by our ability to participate in the development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products. If we experience an incremental decline in our revenues beyond the declines anticipated, and we are unable to effectively manage our inventory levels, we may be required to record additional inventory-related charges, which would adversely impact our gross margins.

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

Product quality problems could lead to reduced revenues and gross margins.    We produce highly complex products that incorporate leading-edge technologies, including both hardware and software. Software often contains "bugs" which can interfere with expected operations. We cannot assure you that our pre- shipment testing programs will be adequate to detect all defects which might interfere with customer satisfaction, reduce sales opportunities, or affect our gross margins if the costs of remedying the problems exceed reserves established for that purpose. An inability to cure a product defect could result in the failure of a product line, and withdrawal, at least temporarily, from a product or market segment, damage to our reputation, inventory costs, product reengineering expenses, and a material impact on revenues and gross margins.

We currently purchase all of the finished production silicon wafers used in our products from wafer suppliers, and if they fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.    Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products from Taiwan Semiconductor Manufacturing Company, or TSMC. The manufacture of semiconductor devices is sensitive to a wide variety of factors, including the following:

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 45% of our revenues for fiscal 2007 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline.

Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. For example, some of our distributors threatened to stop selling our products or make pricing of our products non-competitive if we did not agree to absorb their costs to comply with the RoHS and the Waste Electrical and Electronic Equipment Directives with respect to our products. Our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs and may, as a result, incur additional material restructuring charges.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $3.7 million, $10.4 million and $5.9 million, in fiscal years 2007, 2006 and 2005, respectively. The restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these restructuring plans may not achieve the original goals we had in implementing them resulting in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our international operations involve a number of political, economic and other risks that could adversely affect our ability to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target markets and expose us to potential disruption in the supply of necessary components.     Our international operations and sales are subject to political and economic risks, including political instability, currency controls, and changes in import/export regulations, tariffs and freight rates. We maintain a research and development center in Bangalore, India, which we expanded in fiscal 2007. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries.  In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target markets, expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenue and operate effectively. In addition, the operations of our remote locations are subject to management oversight and control.If our business practices and corporate controls are not adhered to worldwide, our business and financial results could be adversely affected.

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

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. For example, in fiscal 2007, we recorded an impairment charge of $13.2 million on intangible assets related to our decision to retain and operate the Snap Systems portion of the systems business. In fiscal 2006, we recorded a goodwill impairment charge of $90.6 million related to our DPS segment and an impairment charge of $10.0 million to write-down the Snap Systems portion of the systems business' long-lived assets to fair value. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our former Channel segment. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges in the future which could adversely affect our financial results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in this Annual Report on Form 10-K, which include revenue recognition, inventory, goodwill, stock-based compensation and income taxes. Furthermore, Note 1 of the Notes to Consolidated Financial Statements in Annual Report on Form 10-K describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.    From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, in fiscal 2005, we, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which we paid NSE $1.7 million as a one-time, fully paid-up license fee to settle NSE's claims that some of our products infringed certain patents. In addition, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million. A number of the licensed patents have either expired or are no longer significant to our product portfolio. If we should determine that it is necessary to extend the term of the patent license beyond June 30, 2007, we believe that we will be able to reach agreement with IBM for such an extension, without interruption to our business operations. The risks of our receiving additional claims from third parties may be increased in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

We cannot assure you that third parties will not assert other infringement claims against us, directly or indirectly, in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation or be able to license any valid and infringed intellectual property from third parties on commercially reasonable terms. These claims may be asserted in respect of intellectual property that we own or that we license from others. In addition to claims brought against us by third parties, we may also bring litigation against others to protect our rights. Intellectual property litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources and management time and attention, and could adversely affect our business and financial results.

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.    We were subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues. However, the tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At March 31, 2007, the carrying value of such investments aggregated $2.0 million. We have also committed to provide additional funding of up to $0.1 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to an other-than-temporary decline in value of a minority investment.

Changes in securities laws and regulations have increased and may continue to increase our costs.    Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase our expenses as we devote resources to respond to their requirements. In particular, we incurred additional administrative expense to implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting.

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

We may experience significant fluctuations in our stock price, which may, in turn, significantly affect the trading price of our convertible notes.    Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of securities analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding 3/4% Convertible Senior Subordinated Notes due in 2023, or the 3/4% Notes, and the likelihood of the 3/4% Notes being converted into our common stock.

Our charter documents and Delaware law contain anti-takeover provisions that could prevent, discourage or delay a change in control or management, which may affect the price of our common stock. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include completing procedural requirements for stockholders holding 5% of voting shares to take action by written consent and restricting the ability of stockholders to call special meetings. In addition, the indenture relating to the 3/4% Notes provides that in the event of certain changes in control, each holder of the 3/4% Notes will have the right to require us to repurchase such holder's 3/4% Notes at a price equal to the principal amount of the 3/4% Notes being purchased, plus any accrued and unpaid interest. We are also subject to provisions of Section 203 of the Delaware General Corporation Law which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control or management.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 31, 2007, we owned and leased various properties in the United States and in foreign countries totaling approximately 701,000 square feet, of which approximately 409,000 square feet were leased/subleased or available to lease/sublease to third parties. The building leases expire at varying dates through fiscal 2012 and include renewals at our option. Our headquarters are located in Milpitas, California, which includes research and development, technical support, sales, marketing and administrative functions. In addition, we lease buildings in Florida, Minnesota, New Hampshire, North Carolina, Texas and Washington. We use these properties primarily for research and development, technical support, sales and marketing functions. Internationally, we operate in Australia, China, England, Germany, India, Ireland, Japan and Singapore. We use these properties primarily for research and development, technical design, technical support and sales functions.

The table below is a summary of the facilities we owned and leased at March 31, 2007:

                           United States       Other Countries        Total
                          ---------------      ---------------      ----------
                                               (in square feet)
Owned Facilities                 279,000  (a)              --         279,000
Leased Facilities                354,000  (b)          68,000  (c)    422,000
                          ---------------      ---------------      ----------
    Total Facilities             633,000               68,000         701,000
                          ===============      ===============      ==========

________________________

(a) Approximately 175,000 square feet are classified as assets held for sale. There are leases on a portion of these facilities of approximately 51,000 square feet and approximately 54,000 square feet are available for lease.

(b) There are subleases on a portion of these facilities of approximately 230,000 square feet and approximately 62,000 square feet are available for lease.

(c) Approximately 12,000 square feet are available for sublease.

We do not separately track our major facilities by segments nor are the segments evaluated under these criteria. Substantially all of the properties are used at least in part by more than one of our segments and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

In May 2007, subsequent to fiscal year-end, we completed the sale of some of our properties, which included three owned buildings, including associated building improvements and property, plant and equipment that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $19.0 million, which exceeded our carrying value of $12.3 million. As a result, a gain on the sale of the properties of $6.7 million will be recorded in the first quarter of fiscal 2008 to "Other charges (gains)" in the Unaudited Condensed Consolidated Statements of Operations.

We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

Item 3. Legal Proceedings

We were subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues. However, the tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

We are a party to litigation matters and claims, including those related to intellectual property, which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In connection with our acquisitions of Snap Appliance Inc., Eurologic Systems Group Limited, or Eurologic, Elipsan Limited, or Elipsan, and Platys Communications, Inc., or Platys, portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back, or collectively the Holdbacks, for unknown liabilities that may have existed as of the acquisition dates. As of March 31, 2007, we asserted claims against the Eurologic Holdback totaling $1.5 million. In fiscal 2007, we resolved all outstanding claims against the Snap Appliance Holdback. The remainder of the Platys Holdback of $0.7 million was paid in the second quarter of fiscal 2007. The Elipsan Holdback of $2.0 million and a portion of the Snap Appliance Holdback were paid in the second quarter of fiscal 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

Item 4A. Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of May 30, 2007:

Mr. Subramanian Sundaresh (age 51) has served as our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

Mr. Christopher O'Meara (age 49) has served as our Vice President and Chief Financial Officer since March 2006. Prior to rejoining Adaptec, Mr. O'Meara was Executive Vice President and Chief Financial Officer at Tibco Software, Inc., a business integration and process management software company, from August 2001 to October 2005 and as Vice President, Finance and Treasurer of Tibco from August 1998 to August 2001. Mr. O'Meara previously worked at Adaptec from June 1988 to July 1998 in various positions, which included Vice President, Treasurer and Director of Financial Planning.

Mr. Ted Chen (age 55) has served as our Vice President of Marketing and General Manager of Data Protection Solutions Group since December 2006. Prior to joining Adaptec, Mr. Chen held several senior positions at EMC Documentum Corporation from September 2002 to October 2006, which included Chief Technical Officer for the Infrastructure Software Group and Vice President of products for the Emerging Software Business Unit. He joined EMC Documentum Corporation through its acquisition of Prisa Networks, Inc., a developer of SAN management software, where he was the Executive Vice President responsible for engineering, business planning, marketing, and IT operations, from March 1999 to September 2002.

Mr. Manoj Goyal (age 40) has served as our Vice President of Engineering since May 2006. Prior to joining Adaptec, Mr. Goyal was Vice President for Platform Engineering at EMC Documentum Corporation, a product, service and solutions' provider for information management and storage, from May 2000 to May 2006. Prior to EMC Documentum Corporation, he spent ten years in several engineering leadership roles at Sun Microsystems, Inc., a provider of network computing.

Mr. Russell Johnson (age 42) has served as our Vice President of Worldwide Sales since July 2005. Mr. Johnson has been with us for over 10 years in various positions, including, General Manager and Vice President of Sales and Marketing for Adaptec Europe and Asia for four years and Global Account Director in the Global Accounts Division for two years.

Mr. Marcus D. Lowe (age 51) has served as our Vice President of Emerging Business Unit and Corporate Development since April 2006 and Vice President and General Manager from July 2005 to March 2006. Prior to rejoining Adaptec, Mr. Lowe was a Managing Director at Praxis Ventures, a consulting and investment firm, from April 2004 to June 2005. Between July 2000 and March 2004, Mr. Lowe served as Chief Executive Officer and President of New Moon Systems, Inc., a software provider to manage and deploy Windows-based applications to end-user desktops. Mr. Lowe previously worked at Adaptec from 1991 to 1997 as a General Manager for the SCSI business group, and later the Fibre Channel products group.

Mr. Stephen Terlizzi (age 42) has served as our Vice President and General Manager of the Storage and Solutions Group since October 2006. Prior to joining Adaptec, Mr. Terlizzi was Vice President of Global Marketing at Atempo, Inc., a storage software company specializing in data protection and archiving solutions, from January 2005 to October 2006 and Vice President of Marketing and Business Development at Candera, Inc., from July 2003 to December 2004.  He was also the Vice President of Z-force, Inc., which is now known as Attune Systems, Inc., a provider of enterprise-class Network File Management solutions, from December 2001 to July 2003.  Mr. Terlizzi also held several senior Sales and Marketing Management positions at EMC Documentum Corporation from May 1992 to September 2001.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol "ADPT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market. The market price of our common stock has been volatile. See "Risk Factors."

                          Fiscal 2007           Fiscal 2006
                      --------------------  --------------------
                        High        Low       High        Low
                      ---------  ---------  ---------  ---------
First quarter        $    5.90  $    4.08  $    4.88  $    3.34
Second quarter            4.66       3.80       4.50       3.12
Third quarter             4.79       4.22       6.22       3.46
Fourth quarter            4.75       3.45       6.70       5.40

As of May 30, 2007, there were approximately 615 stockholders of record of our common stock.

Dividends

We have not paid cash dividends on our common stock. It is presently our policy to reinvest earnings for our business.

Recent Sale of Unregistered Securities

In February 2007, we inadvertently issued 38,591 shares of our common stock to 27 of our employees under our 1986 Employee Stock Purchase Plan for aggregate consideration of approximately $120,000; such issuance occurred subsequent to the expiration of our 1986 Employee Stock Purchase Plan in April 2006. For more information regarding the issuance of these shares, see Note 8 to the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2007.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph assumes that $100 was invested on March 31, 2002 and its relative performance was tracked through March 31, 2007 in our common stock and in each index, and that all dividends were reinvested. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor. Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report or future filings made by us under those statutes, the stock price performance graph is not considered "soliciting material," is not deemed "filed" with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

	3/02	3/03	3/04	3/05	3/06	3/07

Adaptec, Inc.	100.00	45.10	65.52	35.83	41.36	28.95
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
NASDAQ Computer & Data Processing	100.00	76.72	96.82	104.03	122.64	133.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We completed the sale to IBM of our IBM i/p Series RAID business in September 2005 and sold the OEM block-based portion of our systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. in January 2006. The information below has been reclassified to reflect the IBM i/p Series RAID business and the OEM block-based portion of our systems business as discontinued operations.

                                                                               Years Ended March 31,
                                                       ---------------------------------------------------------------
                                                       2007(2)(3)   2006(2)(4)   2005(2)(5)   2004(2)(6)     2003(2)
                                                       -----------  -----------  -----------  -----------  -----------
                                                                  (in thousands, except per share amounts)
Consolidated Statements of Operations Data:
    Net revenues(1)                                   $   255,208  $   344,142  $   402,516  $   395,688  $   408,113
    Cost of revenues(1)                                   173,974      230,249      240,314      209,268      203,203
                                                       -----------  -----------  -----------  -----------  -----------
    Gross profit                                           81,234      113,893      162,202      186,420      204,910
                                                       -----------  -----------  -----------  -----------  -----------
    Total operating expenses(1)                           142,305      262,424      244,202      196,014      237,167
    Income (loss) from continuing operations               24,846     (135,832)    (129,645)      78,207      (13,184)
    Loss from discontinued operations,
      net of taxes                                           (546)     (22,410)     (15,461)     (15,300)      (2,242)
    Income from disposal of discontinued operations,
      net of taxes                                          6,543        9,810           --           --           --
    Net income (loss)                                 $    30,843  $  (148,432) $  (145,106) $    62,907  $   (15,426)
Net Income (Loss) Per Share Data:
    Basic:
        Continuing operations                         $      0.21  $     (1.20) $     (1.17) $      0.72  $     (0.12)
        Discontinued operations                       $      0.05  $     (0.11) $     (0.14) $     (0.14) $     (0.02)
        Net income (loss)                             $      0.26  $     (1.31) $     (1.31) $      0.58  $     (0.14)
    Diluted:
        Continuing operations                         $      0.20  $     (1.20) $     (1.17) $      0.65  $     (0.12)
        Discontinued operations                       $      0.04  $     (0.11) $     (0.14) $     (0.12) $     (0.02)
        Net income (loss)                             $      0.25  $     (1.31) $     (1.31) $      0.53  $     (0.14)
    Shares used in computing net income (loss) per share:
        Basic                                             116,602      113,405      110,798      108,656      106,772
        Diluted                                           136,690      113,405      110,798      128,807      106,772

                                                                                  March 31,
                                                       ---------------------------------------------------------------
                                                       2007(2)(3)   2006(2)(4)   2005(2)(5)   2004(2)(6)     2003(2)
                                                       -----------  -----------  -----------  -----------  -----------
                                                                               (in thousands)
Consolidated Balance Sheets Data:
    Cash, cash equivalents and marketable securities  $   572,423  $   556,552  $   526,556  $   663,854  $   742,302
    Restricted cash and marketable securities               3,244        4,749        6,381        9,161       14,789
    Net assets of discontinued operations                      --           --       55,774           --           --
    Total assets                                          715,402      737,399      963,506    1,051,104    1,102,979
    Long-term liabilities                                 228,009      229,349      263,664      263,852      252,596
    Stockholders' equity                                  422,158      369,445      510,323      644,891      602,777
    Working capital                                       616,033      522,039      507,122      715,228      645,320

________________________

Notes:

(1) Prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on net income (loss), total assets or total stockholders' equity.

(2) We completed a total of five acquisitions in fiscal years 2005 and 2004 and recorded write-offs of acquired in-process technologies for the Snap Appliance and Elipsan acquisitions (Note 10). We recorded restructuring charges in fiscal years 2007, 2006, 2005, 2004 and 2003 (Note 11). These actions affect the comparability of this data.

(3) In fiscal 2007, we (i) recorded an impairment charge of $13.2 million related to the Snap server portion of our systems business (Note 5), (ii) recorded stock-based compensation in accordance with SFAS No. 123(R) of $8.5 million (Note 8), (iii) recorded a write-down of a minority investment of $0.9 million (Note 12), and (iv) received a discrete tax benefit of $60.2 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court Litigation and for our fiscal 2002 and fiscal 2003 IRS audit cycles. These actions affect the comparability of this data.

(4) In fiscal 2006, we recorded (i) an impairment charge of $90.6 million to write-off goodwill (Note 5), (ii) an impairment charge of $10.0 million to write-down the systems business' long-lived assets to fair value (Note 2), (iii) a loss on disposal of assets of $1.6 million (Note 12), (iv) a gain of $12.1 million on the sale of the OEM block-based systems business (Note 2), and (v) a loss of $2.3 million on the disposal of the IBM i/p Series RAID business (Note 2). These actions affect the comparability of this data.

(5) In fiscal 2005, we (i) recorded an impairment charge of $52.3 million to reduce goodwill related to our former Channel segment (Note 5), (ii) recorded a gain of $2.8 million on the sale of certain properties (Note 12), (iii) recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 12), (iv) made a payment of $1.7 million to NSE in the form of a license fee (Note 13), (v) received a tax benefit from the settlement of disputes with the United States taxing authorities, (vi) incurred $17.6 million in tax expense (Note 14) and a $4.5 million loss on marketable securities (Note 3) associated with the repatriation of $360.6 million in cash from our Singapore subsidiary (Note 14) and (vii) recorded a valuation allowance for deferred tax assets of $67.9 million (Note 14). These actions affect the comparability of this data.

(6) In fiscal 2004, we recorded (i) a gain of $49.3 million related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT, (ii) a reduction in the deferred tax asset valuation allowance of $21.6 million, (iii) a $6.0 million impairment charge, and (iv) a reduction of previously accrued tax related liabilities of $6.3 million. These actions affect the comparability of this data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." This section contains a number of forward-looking statements, including statements regarding anticipated declines in revenues from our parallel products and our SATA products sold to our OEM customers, the expected increase in revenues from our SSG segment, our intention to continue to evaluate acquisitions, strategic alliances and/or strategic investments and our expected capital expenditures and liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Basis of Presentation

We sold our IBM i/p Series RAID component business, or IBM i/p Series RAID Business, to IBM in September 2005, and the OEM block-based portion of our systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA in January 2006. Accordingly, we reclassified the financial statements and related disclosures for all periods presented to reflect both of these businesses as discontinued operations. In addition, we reorganized our segments in the first quarter of fiscal 2007, identifying SSG as a new segment, in addition to our then existing DPS and DSG segments. Our SSG segment primarily provides Snap Server products, including NAS hardware and related software. We sell these products to VARs and end users through our network of distribution and reseller channels.

In the second quarter of fiscal 2007, we decided not to invest further in our DSG segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down the business throughout fiscal 2007 and exited it at March 31, 2007. Our DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. The remaining SCSI products from our DSG segment will be included with our DPS segment beginning in the first quarter of fiscal 2008.

As further described below, the growth of our new generation of serial products is not keeping pace with the decline in revenue from our parallel products. In light of this situation, we believe we should seek growth opportunities beyond those presented by our existing product lines. As such, we will evaluate opportunities to acquire, enter into strategic alliances with or invest in companies with complementary or strategic products or technologies in order to scale our business. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

Overview

In fiscal 2007, our revenues decreased 26% as compared to fiscal 2006 due primarily to slower adoption of our newer generation of serial products by our customers and the declining revenue base of our parallel products. We expect revenues from our parallel products to continue to decline in fiscal 2008. The decline in gross margin in fiscal 2007 compared to fiscal 2006 was primarily due to significant decrease in revenues, changes in our product mix from higher to lower margin products, and to a lesser extent, inventory-related charges as a result of a significant decline in our revenues, primarily from our OEM customers, compared to our original projections. Operating expenses also decreased in fiscal 2007 as compared to fiscal 2006 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters.

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

Results of Operations

The following table sets forth the items in the Consolidated Statements of Operations as a percentage of revenues (references to notes in the footnotes to this table are to the Notes to Consolidated Financial Statements appearing in this Annual Report on Form 10-K):

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                   2007(2)(3)    2006(2)(4)    2005(2)(5)
                                                                  ------------  ------------  ------------
Net revenues                                                              100%         100%         100%
Cost of revenues(1)                                                        68            67            60
                                                                  ------------  ------------  ------------
Gross profit                                                               32            33            40
                                                                  ------------  ------------  ------------
Operating expenses:
Research and development(1)                                                22            20            23
Selling, marketing and administrative(1)                                   24            21            20
Amortization of acquisition-related intangible assets                       2             3             3
Write-off of acquired in-process technology                                --            --            --
Restructuring charges                                                       2             3             1
Goodwill impairment                                                        --            26            13
Other charges (gains)                                                       6             3            --
                                                                  ------------  ------------  ------------
Total operating expenses                                                   56            76            60
                                                                  ------------  ------------  ------------
Loss from continuing operations                                           (24)          (43)          (20)
Interest and other income(1)                                               10             5             2
Interest expense                                                           (1)           (1)           (1)
                                                                  ------------  ------------  ------------
Loss from continuing operations before income taxes                       (15)          (39)          (19)
Provision for (benefit from) income taxes                                 (25)           --            13
                                                                  ------------  ------------  ------------
Income (loss) from continuing operations                                   10           (39)          (32)
                                                                  ------------  ------------  ------------
Discontinued operations, net of taxes:
Income (loss) from discontinued operations, net of taxes                   --            (7)           (4)
Income from disposal of discontinued operations, net of taxes               2             3            --
                                                                  ------------  ------------  ------------
Income (loss) from discontinued operations, net of taxes                    2            (4)           (4)
                                                                  ------------  ------------  ------------
Net income (loss)                                                          12%         (43)%         (36)%
                                                                  ============  ============  ============

________________________

Notes:

(1)Prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on net loss.

(2) We completed two acquisitions in fiscal 2005 and recorded a write-off of acquired in-process technology for the Snap Appliance acquisition (Note 10). We recorded restructuring charges in fiscal years 2007, 2006 and 2005 (Note 11). These actions affect the comparability of this data.

(3) In fiscal 2007, we (i) recorded an impairment charge of $13.2 million related to the Snap server portion of our systems business (Note 5), (ii) recorded stock-based compensation in accordance with SFAS No. 123(R) of $8.5 million (Note 8), (iii) recorded a write-down of a minority investment of $0.9 million (Note 12), and (iv) received a discrete tax benefit of $60.2 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court Litigation and for our fiscal 2002 and fiscal 2003 IRS audit cycles. These actions affect the comparability of this data.

(4) In fiscal 2006, we recorded (i) an impairment charge of $90.6 million to write-off goodwill (Note 5), (ii) an impairment charge of $10.0 million to write-down the systems business' long-lived assets to fair value (Note 2) and (iii) a loss on disposal of assets of $1.6 million (Note 12). These actions affect the comparability of this data.

(5) In fiscal 2005, we (i) recorded an impairment charge of $52.3 million to reduce goodwill related to our former Channel segment (Note 5), (ii) recorded a gain of $2.8 million on the sale of certain properties (Note 12), (iii) recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively (Note 12), (iv) made a payment of $1.7 million to NSE in the form of a license fee (Note 13), (v) received a tax benefit from the settlement of disputes with the United States taxing authorities, (vi) incurred $17.6 million in tax expense (Note 14) and a $4.5 million loss on marketable securities (Note 3) associated with the repatriation of $360.6 million in cash from our Singapore subsidiary (Note 14) and (vii) recorded a valuation allowance for deferred tax assets of $67.9 million (Note 14). These actions affect the comparability of this data.

Net Revenues.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
DPS                            $   209.9        (24)% $   276.2        (17)% $   333.0
SSG                                 28.1        (17)%      34.0          9%      31.2
DSG                                 17.2        (49)%      33.9        (11)%      38.3
                                --------- ----------   --------- ----------   ---------
Total Revenues                 $   255.2        (26)% $   344.1        (15)% $   402.5
                                =========              =========              =========

Fiscal 2007 compared to Fiscal 2006

Revenues from our DPS segment decreased by $66.3 million in fiscal 2007 as compared to fiscal 2006, reflecting a 37% decline in sales volumes of our parallel SCSI products, which was partially offset by a 34% increase in sales of our serial products. The decline in sales volumes of our SCSI products was primarily attributable to the transition from parallel to serial products, in which we have a lower market share, and a continuing shift to lower-priced SATA solutions, in which there is a more competitive market. Sales of our parallel SCSI products represented 61% of the total DPS sales in fiscal 2007 compared to 74% in fiscal 2006, while sales of our serial products represented 36% of the total DPS sales in fiscal 2007 compared to 20% in fiscal 2006. We expect revenues for our parallel SCSI products to continue to decline. The DPS segment was also negatively impacted in fiscal 2007 due to a decline in sales volumes for our SATA solution products sold to our OEM customers, as the products are reaching the end of their life cycles. We expect revenues for our SATA products sold to our OEM customers to continue to decline, as certain of our customers have moved to other suppliers to obtain next generation SATA technologies. The DPS segment performance was also hindered during fiscal 2007 due to supply issues that resulted from the transition of our manufacturing operations to Sanmina-SCI in January 2006. Sanmina-SCI experienced material shortages and was challenged with systems' transitions that impacted its ability to meet delivery commitments on a consistent basis, which consequently prevented us from completing certain product shipments during the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of these challenges in the first quarter of fiscal 2007.

Revenues from our SSG segment decreased by $5.9 million in fiscal 2007 as compared to fiscal 2006 primarily as a result of our reduced sales and marketing activities while the Snap Server portion of our systems business was available for sale, combined with customer concerns over the future of this product line. We expect revenues to increase in the future as we invest additional sales and marketing resources in our SSG business and the uncertainty surrounding the Snap Server business dissipates due to our decision to retain this business.

Revenues from our DSG segment decreased by $16.7 million in fiscal 2007 as compared to fiscal 2006 primarily due to the decline in sales volumes of our digital media products of $9.8 million and our FireWire/1394 and SCSI-based desktop computer products of $5.1 million. The decline in sales volumes of our digital media products was primarily attributable to the decline of sales of our dual tuner products to a specific customer. With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, we decided not to invest further in our DSG segment. As a result, we wound down the business throughout fiscal 2007 and exited it at March 31, 2007. The remaining SCSI products from our DSG segment will be included with our DPS segment beginning in the first quarter of fiscal 2008.

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

Revenues from our SSG segment increased by $2.8 million in fiscal 2006 compared to fiscal 2005 primarily due to the acquisition of Snap Appliance in the second quarter of fiscal 2005, partially offset by reduced sales of our DAS and fibre-attached storage products reflecting reduced sales and marketing activities as the Snap Server portion of our systems business was available for sale.

Revenues from our DSG segment decreased by $4.4 million in fiscal 2006 compared to fiscal 2005 primarily due to the decline in sales volumes of our SCSI-based desktop computer products. This decline was partially offset by increased sales of our digital media products and sales of storage products that were introduced in the fourth quarter of fiscal 2005.

Geographical Revenues and Customer Concentration

Geographical Revenues:                                  FY2007     FY2006      FY2005
-----------------------------------------              --------- ----------   ---------
North America                                                44%       41%        38%
Europe                                                       27%       29%        31%
Pacific Rim                                                  29%       30%        31%
                                                       --------- ----------   ---------
Total Revenues                                              100%      100%       100%
                                                       ========= ==========   =========

Our overall international revenues declined as a percentage of our total revenues in fiscal 2007 as compared to fiscal 2006 primarily as a result of a customer that ceased purchasing from us during fiscal 2006, which contributed $11.7 million to European revenues during fiscal 2006 pursuant to a last-time buy order, and supply issues at Sanmina-SCI, which impacted its ability to meet delivery commitments in fiscal 2007. This in turn prevented us from completing certain product shipments during fiscal 2007, which included shipments to our international distributors that sell to international customers. Our North America revenues increased as a percentage of our total revenues in fiscal 2006 as compared to fiscal 2005 primarily as a result of benefits associated with the renegotiation of a customer supply contract and increased sales related to a North American OEM, partially offset by a decline in channel sales in North America. Included in European revenues for fiscal 2006 was $11.7 million of a last-time buy customer order.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. The following table represents customers that have generated greater than 10% of our total net revenues during fiscal years 2007, 2006 and 2005:

Customers as a Percentage of Net Revenue:               FY2007     FY2006      FY2005
-----------------------------------------              --------- ----------   ---------
IBM                                                          34%       28%        24%
Dell                                                         13%       15%        14%

Gross Margin.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Gross Margin                   $    81.2        (29)% $   113.9        (30)%     162.2
Gross Profit                          32%                   33%                   40%

The decline in gross margin in fiscal 2007 compared to fiscal 2006 was primarily due to changes in our product mix from higher margin parallel SCSI products to lower margin serial products. In addition, in fiscal 2007, our inventory-related charges as compared to fiscal 2006 were higher by $2.3 million, primarily due to a significant decline in our revenues in the third quarter of fiscal 2007 from our OEM customers, compared to our original projections, and to the transition of our products to comply with the RoHS Directive. Due to the $88.9 million decline in our revenues from fiscal 2006 to fiscal 2007, this increase in inventory-related charges had a more significant impact on our gross margins than it would have in fiscal 2006. This was partially offset by changes in our customer mix, which included a shift in revenue by 3% from our OEM to our channel customers, with channel customers usually having higher average margins. Cost of sales for fiscal 2007 also included $0.6 million of stock-based compensation charges related to the adoption of SFAS No. 123(R), while fiscal 2006 had no such charges. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue as well as product mix.

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

Research and Development Expense.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Research and Development       $    56.6        (17)% $    68.2        (27)% $    93.2

Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and SAS. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs.

The decrease in research and development expense in fiscal 2007 as compared to fiscal 2006 was primarily due to reduced headcount as a result of restructuring programs implemented in fiscal 2006 and the first half of fiscal 2007, and decreased infrastructure spending. This was reflected by a decrease in headcount by 33% in fiscal 2007 compared to fiscal 2006 for employees engaged in research and development. The decrease in fiscal 2007 as compared to fiscal 2006 was partially offset by stock-based compensation charges related to the adoption of SFAS No. 123(R) of $3.8 million in fiscal 2007 as fiscal 2006 had no such charges.

The decrease in research and development expense in fiscal 2006 as compared to fiscal 2005 was primarily a result of reduced headcount achieved as a result of the ServerEngines and Vitesse strategic alliances we entered into in the fourth quarter of fiscal 2005, decreased infrastructure spending and reduced headcount as a result of restructuring programs implemented in fiscal 2005 and decreased deferred compensation charges in fiscal 2006 compared to fiscal 2005. This was reflected by a decrease in headcount by 22% in fiscal 2006 compared to fiscal 2005 for employees engaged in research and development. Deferred compensation charges represented the vesting of assumed stock options in connection with our acquisition of Platys Communications, Inc., or Platys, in August 2001. Deferred compensation charges associated with the Platys acquisition ceased in the first quarter of fiscal 2006.

Selling, Marketing and Administrative Expense.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Selling, Marketing
and Administrative             $    61.3        (15)% $    72.4         (8)% $    78.7

As our selling, marketing and administrative expense consists primarily of salaries, including commissions, our expense fluctuates based on changes to our revenue levels.

The decrease in selling, marketing and administrative expense in fiscal 2007 as compared to fiscal 2006 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2006 and the first half of fiscal 2007, and $1.2 million of compensation expense recorded in the first quarter of fiscal 2006 for retirement costs related to our former Chief Executive Officer. This was partially offset by increased spending in marketing and selling activities of $2.7 million related to increased investments for our SSG segment. In addition, selling, marketing and administrative expense for fiscal 2007 included $4.1 million of stock-based compensation charges related to the adoption of SFAS No. 123(R), while fiscal 2006 had no such charges. Overall headcount decreased by 28% in fiscal 2007 compared to fiscal 2006 for employees engaged in selling, marketing and administrative functions.

The decrease in selling, marketing and administrative expense in fiscal 2006 as compared to fiscal 2005 was primarily a result of decreased spending due to lower revenues and reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2005 and the third quarter of fiscal 2006. This was reflected by a decrease in headcount by 18% in fiscal 2006 compared to fiscal 2005 for employees engaged in selling, marketing and administrative functions. The decrease in fiscal 2006 as compared to fiscal 2005 was partially offset by compensation of $1.2 million recorded in the first quarter of fiscal 2006 related to retirement costs of our former Chief Executive Officer.

Amortization of Acquisition-Related Intangible Assets.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Amortization of Acquisition-
Related Intangible Assets      $     6.0        (35)% $     9.2        (24)% $    12.2

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

The decrease in amortization of acquisition-related intangible assets in fiscal 2007 compared to fiscal 2006 was primarily due to lower amortization of $1.8 million related to Snap Appliance intangible assets which were written down through "Other charges (gains)" in March and June 2006, intangible assets that became fully amortized in August 2005 associated with our acquisition of Platys of $1.3 million and certain intangible assets that became fully amortized in fiscal 2006 associated with our acquisition of ICP vortex Computersysteme GmbH of $1.0 million. This was partially offset by increased amortization of intangible assets that were retained after the disposition of the IBM i/p Series RAID component business, or IBM i/p Series RAID Business, in September 2005 by $0.9 million as we reduced the remaining useful lives of these assets.

The decrease in amortization of acquisition-related intangible assets in fiscal 2006 compared to fiscal 2005 was due to intangible assets that became fully amortized in August 2005 associated with our Platys acquisition and certain intangible assets that became fully amortized in fiscal 2005 associated with our acquisition of Eurologic Systems Group Limited in April 2003.

Write-off of Acquired In-Process Technology.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Write-off of Acquired
In-Process Technology          $      --         -- % $      --       (100)% $     2.2

As part of the purchase accounting for the Snap Appliance acquisition, certain amounts of the purchase price were allocated to acquired in-process technology based on established valuation techniques in the high-technology computer industry and written off in the second quarter of fiscal 2005 because technological feasibility had not been established and no alternative future uses existed.

Restructuring Charges.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Restructuring Charges          $     3.7        (64)% $    10.4         77% $     5.9

During fiscal years 2007, 2006 and 2005, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For further discussion of our restructuring plans, please refer to Note 11 to the Notes to Consolidated Financial Statements.

Fiscal 2007 Restructuring Plans

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure our operations by simplifying our infrastructure. These restructuring plans eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce our cost structure, which resulted in a charge of $3.9 million in fiscal 2007. In addition, we recorded minimal provision adjustments in fiscal 2007 related to asset impairments, which were partially offset by a reduction for severance and benefits as actual results were lower than anticipated.

As a result of our first and second quarters of fiscal 2007 restructuring plans, we began to reduce our annual infrastructure spending by approximately $12 million beginning in the second quarter of fiscal 2007, of which 8%, 61% and 31% was reflected as a reduction in cost of revenues, research and development and selling, marketing and administrative expense, respectively.

Fiscal 2006 Restructuring Plans

In the third and fourth quarters of fiscal 2006, management approved and initiated plans to restructure our operations by simplifying our infrastructure. These restructuring plans eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce our cost structure, and sale of our Singapore manufacturing facility. This resulted in a restructuring charge of $9.8 million, of which $9.1 million related to the involuntary termination of employees in all functions of the organization and $0.7 million related to the estimated loss on our facilities in fiscal 2006. In addition, we recorded minimal provision adjustments in fiscal 2007, as actual results for severance and benefits were lower than anticipated. The reserve balance of $0.3 million as of March 31, 2007 related to these restructuring plans will be substantially paid off by the second quarter of fiscal 2008, primarily attributable to longer term lease obligations.

Fiscal 2005 Restructuring Plans

In each quarter of fiscal 2005, we implemented restructuring plans to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of Snap Appliance and the Vitesse strategic alliance and costs pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Germany and United Kingdom. This resulted in a restructuring charge of $5.8 million, of which $5.2 million related to the involuntary termination of employees in all functions of the organization and $0.6 million related to the estimated loss on our facilities in fiscal 2005. During fiscal years 2006 and 2005, we recorded adjustments to the fiscal 2005 restructuring plans of $(0.4) million and $(0.2) million, respectively, related to the reduction for severance and benefits as actual results were lower than anticipated and a reduction of lease costs related to the estimated loss on our facilities. As of March 31, 2006, we had utilized all of these charges and the plans are now complete.

In addition, we recorded provision adjustments related to our fiscal years 2004, 2003, 2002 and 2001 restructuring plans and Snap Appliance Acquisition-Related Restructuring Plan (Note 11) in fiscal years 2007, 2006 and 2005 for $(0.2) million, $1.0 million and $0.3 million, respectively. In fiscal 2007, the provision adjustments primarily related to the reduction of lease costs related to the estimated loss on our facilities. In fiscal years 2006 and 2005, the provision adjustments primarily related to additional lease costs related to the estimated loss on our facilities that we sublease, which was partially offset by the reduction of severance and benefits as actual results were lower than anticipated.

Goodwill Impairment.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Goodwill Impairment            $      --       (100)% $    90.6         73% $    52.3

Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at our reporting unit level which is at our operating segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, our review process uses the income, or discounted cash flows approach and the market approach. In performing our analysis, we use the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

In connection with the reorganization of our segments in fiscal 2006, an assessment of the recoverability of goodwill was performed. As a result of this review, we wrote-off our entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. Factors that led to this conclusion included, but were not limited to, industry technology changes such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led us to sell the IBM i/p Series RAID Business in fiscal 2006 and the decision to sell the systems business; continued losses associated with sales of systems to IBM; and general market conditions.

Based on our annual review of goodwill in the fourth quarter of fiscal 2005, we recorded an impairment charge of $52.3 million related to our former Channel segment. Factors that led to this conclusion included, but were not limited to, the negative impact of estimates of expected future income associated with increased costs related to acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, placed significant risk on our ability to achieve and maintain profitability, and, therefore adversely impacted our profitability forecasts.

Other Charges (Gains).

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Impairment of assets related to
portion of systems business    $    13.2         32% $    10.0        100% $      --
Minority investments                 0.9        100%        --         -- %        --
Manufacturing agreement             (0.1)      (110)%       1.6        100%        --
Strategic alliances charges           --         -- %        --       (100)%       2.5
Sale of buildings                     --         -- %        --       (100)%      (2.8)
Other                                0.7        100%        --         -- %        --
                                --------- ----------   --------- ----------   ---------
Total Other Charges (Gains)    $    14.7         27% $    11.6     (4,101)% $    (0.3)
                                =========              =========              =========

Other charges (gains) primarily consisted of asset impairment charges related to certain properties or assets and a minority investment. Other charges (gains) also included charges associated with our strategic alliances with ServerEngines and Vitesse.

Impairment of Assets related to a Portion of our Systems Business and Other

We regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of our long-lived assets are impaired. If an asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in our current business model. The estimation of the impairment involves numerous assumptions that require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets and future selling prices for our products.

We had classified the entire systems business as a discontinued operation in September 2005 and sold the OEM block-based portion of the systems business in January 2006. In the fourth quarter of fiscal 2006, we recorded asset impairment charges of $10.0 million related to certain acquisition-related intangible assets for the Snap Server portion of our systems business that was previously held for sale at March 31, 2006 to adjust the carrying value of these assets to fair value, which was aligned to the offers made by potential purchasers. With the decision at the end of the first quarter of fiscal 2007 to retain and operate the Snap Server portion of the systems business, we performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations in fiscal 2007. Also included in "Other charges (gains)" in fiscal 2007 was $0.7 million for legal and consulting fees incurred in connection with our efforts that had been undertaken to sell the Snap Systems portion of our business.

Impairment of Minority Investment

We hold minority investments in certain non-public companies. We regularly monitor these minority investments for impairment and record reductions in the carrying values when the impairment is deemed to be other-than-temporary. Circumstances that indicate an other-than-temporary decline include the length of time and the extent to which the market value has been lower than cost. We recorded an impairment charge of $0.9 million in fiscal 2007 related to a decline in the value of a minority investment deemed to be other-than-temporary.

Manufacturing Agreement

On December 23, 2005, we entered into a three- year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore, with respect to printed circuit board assemblies and storage system manufacturing operations, to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million), resulting in a loss on disposal of assets of $1.6 million that was recorded in fiscal 2006 in "Other charges (gains)" in the Consolidated Statements of Operations.

Strategic Alliance Charges

On March 16, 2005, we entered into a strategic alliance with ServerEngines to develop and market next-generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of our former engineering employees and licensed certain technology and acquired certain assets related to our iSCSI and TCP/IP offload protocol engines. On January 26, 2005, we entered into a strategic alliance with Vitesse to develop and market next generation SAS products. Under the terms of the alliance, Vitesse employed 44 of our former engineering employees and licensed certain SAS technology and assets related to our development of SAS ROC products. As a result, we incurred charges in fiscal 2005 of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the ServerEngines and Vitesse alliances, respectively.

Sale of Buildings

In fiscal 2004, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. This resulted in an impairment charge of $5.0 million to reduce the carrying value of these properties classified as assets held for sale to fair value less cost to sell. In October 2004, we completed the sale of these properties with net proceeds from the sale of the properties aggregating $9.6 million, which exceeded our final revised fair value of $6.8 million. As a result, a gain of $2.8 million on the sale of buildings was recorded in fiscal 2005 under "Other charges (gains)" in the Consolidated Statements of Operations.

 Interest and Other Income.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Interest Income                $    24.4         44% $    16.9         43% $    11.8
Payment of License Fee with NSE       --         -- %        --        100%      (1.7)
Realized Loss on Repatriation         --         -- %        --        100%      (4.5)
Loss on Extinguishment of Debt        --        100%      (0.1)      (100)%        --
Other                                1.2         50%       0.8        (69)%       2.8
                                --------- ----------   --------- ----------   ---------
Total Interest and Other Income$    25.6         45% $    17.6        111% $     8.4
                                =========              =========              =========

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, gains or losses from the repurchase of our 3% Convertible Subordinated Notes that was due in March 2007, or 3% Notes, fluctuations in foreign currency gains or losses, realized gains and losses on marketable securities and sublease income received from third parties.

The increase in interest and other income in fiscal 2007 as compared to fiscal 2006 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities and net gains from foreign currency fluctuations, primarily related to the Euro. The increase in interest and other income in fiscal 2006 as compared to fiscal 2005 was primarily due to higher interest rates earned on our cash, cash equivalents and marketable securities in fiscal 2006 and a one-time fully paid-up license payment fee of $1.7 million to Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE"), which was recorded in fiscal 2005, primarily for historical products that incorporated certain technology.

Interest Expense.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Interest Expense               $    (3.4)         3% $    (3.3)       (25)% $    (4.4)

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes, and our 3% Notes, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for fiscal 2007 compared to fiscal 2006. The decrease in interest expense for fiscal 2006 compared to fiscal 2005 was primarily due to the reduction in the outstanding balances of the 3% Notes, as we repurchased $24.6 million in aggregate principal amount of our 3% Notes during fiscal 2006.

 Income Taxes.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Provision For (Benefit From)
Income Taxes                   $   (63.7)     4,062% $     1.6        (97)% $    51.6

For fiscal 2007, we recorded an income tax benefit of $63.7 million on a pre-tax loss from continuing operations of $38.9 million. For fiscal years 2006 and 2005, we recorded income tax provisions of $1.6 million and $51.6 million, respectively, on pre-tax losses from continuing operations of $134.2 million and $78.1 million, respectively. Our fiscal 2007 effective income tax rate included a discrete tax benefit of $60.2 million, which was primarily attributable to our settling certain tax disputes with the United States and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court Litigation and our fiscal 2002 and fiscal 2003 IRS audit cycle. In addition, our effective tax rates for fiscal years 2007, 2006 and 2005 differed from the combined United States federal and state statutory income tax rate of 40% primarily due to an increase in the valuation allowance for deferred tax assets. Other factors that contributed to our effective tax rates which differed from the combined United States federal and state statutory income tax rate of 40% for fiscal years 2006 and 2005 included acquisition-related impairment charges and losses incurred in foreign jurisdictions for which no tax benefit was derived. Our effective tax rate for fiscal 2005 also differed from the combined United States federal and state statutory income tax rate of 40% primarily due to the tax on repatriation under the American Job Creations Act of 2004, also referred to as the Act, partially offset by a tax benefit associated with settling certain tax disputes with the United States taxing authorities.

We had a valuation allowance for deferred tax assets of $124.1 million at March 31, 2007, as we determined that it was more likely than not that substantially all of our U.S. deferred tax assets will not be realized. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis.

On October 22, 2004, the Act was signed into law. The Act created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings subject to certain limitations by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The one-time deduction was allowed to the extent that the repatriated amounts were used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $255.1 million since these earnings are intended to be reinvested indefinitely. Although we do not have any current plans to repatriate the remaining undistributed earnings from our foreign subsidiaries to our United States parent company, if we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred upon such repatriation.

Income (Loss) From Discontinued Operations, Net of Taxes.

                                          Percentage             Percentage
                                 FY2007     Change      FY2006     Change      FY2005
                                --------- ----------   --------- ----------   ---------
                                             (in millions, except percentage)
Income (Loss) From Discontinued
Operations, Net of Taxes       $     6.0        148% $   (12.6)        19% $   (15.5)

The change in discontinued operations in fiscal 2007 compared to fiscal 2006 was primarily driven by continued proceeds from the disposal of the IBM i/p Series RAID Business on September 30, 2005 and the divestiture of the OEM block-based systems business on January 31, 2006. The contribution from discontinued operations in fiscal 2007 was primarily related to residual royalty revenue from the sale of the IBM i/p Series RAID Business, which was partially offset by an additional estimated loss due to our inability to sublease our facility associated with the IBM i/p Series RAID Business. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record additional losses in discontinued operations in the future. In addition, discontinued operations in fiscal 2007 included inventory adjustments related to the divestiture of the OEM block-based systems business.

IBM i/p Series RAID Business:   On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, we accrued $0.3 million for lease obligations. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM paid us royalties for the sale of our board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In fiscal years 2007 and 2006, we received royalties, net of taxes, of $7.4 million and $4.6 million, respectively, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. In addition, in fiscal 2007, we recorded $0.8 million for the estimated loss on our facility related to the sale of the IBM i/p Series RAID Business. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record additional losses in discontinued operations in the future.

For fiscal 2005, the loss from discontinued operations for the IBM i/p Series RAID Business included the write-off of acquired in process technology of $3.0 million and amortization of intangible assets of $4.5 million. We also incurred $16.8 million in research and development costs while we generated a gross margin of $14.0 million.

Systems Business:  On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. for the sale of our OEM block-based systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over the three-year period. As of March 31, 2007, the revenue levels to achieve this contingent consideration have not been attained. We recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006. In fiscal 2007, we recorded inventory adjustments of $0.4 million related to an inventory put that Sanmina-SCI exercised.

For fiscal 2005, the loss from discontinued operations for the OEM block-based systems business included revenue of $45.9 million. We also incurred $3.7 million in research and development costs while we generated a gross margin of $5.0 million.

Liquidity and Capital Resources

Key Components of Cash Flow

Cash provided by operating activities was $14.8 million in fiscal 2007 compared to cash used in operating activities was $7.1 million in fiscal 2006 and $10.3 million in fiscal 2005. Cash provided by operating activities for fiscal 2007 resulted primarily from our income from continuing operations of $24.8 million, adjusted for the benefit of non-cash items included in operating results which primarily consisted of depreciation and amortization of intangible assets, property and equipment and marketable securities of $17.3 million, impairment charge of intangible assets of $13.2 million, inventory-related charges of $12.9 million, stock-based compensation related to the adoption of SFAS No. 123(R) of $8.5 million and impairment of a minority investment of $0.9 million. Additional factors included the non-cash effect of tax settlement of $60.2 million and changes to working capital assets and liabilities that decreased cash provided by operating activities by $10.7 million, of which $11.4 million was due to a reduction in accounts payable, and cash provided by operating activities of discontinued operations of $7.2 million. Cash used in operating activities for fiscal 2006 resulted primarily from our loss from continuing operations of $135.8 million. This was partially offset by non-cash items included in operating results which primarily consisted of an impairment of goodwill of $90.6 million, depreciation and amortization of intangible assets, property and equipment and marketable securities of $25.9 million, impairment charge of intangible assets of $10.0 million and inventory- related charges of $10.7 million. Additional factors included changes to working capital assets and liabilities that decreased cash provided by operating activities by $19.1 million, of which $21.4 million was due to a reduction in accounts payable, and an increase in cash provided by operating activities of discontinued operations of $6.1 million. Cash used in operating activities for fiscal 2005 resulted primarily from our loss from continuing operations of $129.6 million. This was offset by non-cash items included in operating results which primarily consisted of an impairment of goodwill of $52.3 million, a decrease in our deferred tax assets of $50.7 million, depreciation and amortization of intangible assets, property and equipment and marketable securities of $40.5 million, inventory-related charges of $7.7 million and amortization of deferred stock-based compensation of $3.5 million. Additional factors included the non-cash effect on tax settlement of $26.0 million, gain on the sale of long-lived assets of $1.4 million, a decrease in cash provided by operating activities of discontinued operations of $21.7 million, and changes to working capital assets and liabilities that increased cash used for operations by $12.1 million.

Cash used in investing activities was $49.1 million and $287.3 million in fiscal years 2007 and 2006, respectively, compared to cash provided by investing activities of $340.8 million in fiscal 2005. Cash used in investing activities in fiscal 2007 was primarily due to purchases of restricted marketable securities and marketable securities, net of sales and maturities, of $43.9 million and purchases of property and equipment of $3.7 million. Cash used in investing activities in fiscal 2006 was primarily due to purchases of restricted marketable securities and marketable securities, net of sales and maturities, of $340.9 million and purchases of property and equipment of $7.1 million, partially offset by proceeds from the sale of the IBM i/p Series RAID and Systems businesses of $33.6 million and the sale of the Singapore manufacturing assets of $26.0 million. Cash provided by investing activities in fiscal 2005 was primarily related to sales and maturities of restricted marketable securities and marketable securities, net of purchases, of $470.6 million and proceeds from the sale of long-lived assets of $10.9 million. This was partially offset by our use of cash for the acquisitions of Snap Appliance and the IBM i/p Series RAID Business of $98.9 million, purchases of property and equipment of $10.7 million and cash used for investing activities of discontinued operations of $28.8 million.

Cash used in financing activities was $3.2 million and $14.9 million in fiscal years 2007 and 2006, respectively, compared to cash provided by financing activities of $8.5 million in fiscal 2005. The cash used in financing activities in fiscal years 2007 and 2006 was driven by the repurchase of our 3% Notes for $10.6 million and $24.3 million, respectively, offset by the issuance of common stock in connection with purchases made under our employee stock purchase plan and stock option exercises, of $7.4 million and $9.4 million, respectively. The cash provided by financing activities in fiscal 2005 was related to net proceeds received from our issuance of common stock in connection with purchases made under our employee stock purchase plan and the exercise of stock options.

Liquidity, Capital Resources and Financial Condition

At March 31, 2007, we had $572.4 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $93.8 million was held by our Singapore and Cayman Licensing subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts are being used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of approximately $255.1 million since we do not have any current plans to repatriate the remaining undistributed earnings from our foreign subsidiaries to our United States parent company. If we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

In December 2003, we issued $225.0 million in aggregate principal amount of our 3/4% Notes. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds from the offering were $218.2 million. In conjunction with the issuance of the 3/4% Notes, we spent $64.1 million to enter into a convertible bond hedge transaction. We also received $30.4 million from the issuance of warrants to purchase up to 19.2 million shares of our common stock. Please refer to Note 7 for a detailed discussion of our debt and equity transactions. At March 31, 2007, we had $225.0 million of aggregate principal amount related to our 3/4% Notes that is due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of its 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of March 31, 2007, we had $3.2 million of restricted marketable securities, consisting of United States government securities, of which $1.7 million was classified as short-term and $1.6 million was classified as long-term.

We expect capital expenditures of between $5 million and $10 million during fiscal 2008, without taking into account any acquisitions.

We were subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues. However, the tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

We may acquire, enter into strategic alliances with or invest in companies with complementary or strategic products or technologies that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive acquisition candidates and completing such acquisitions, we may be required to use a substantial portion of our available cash balances.

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

The following table summarizes our contractual obligations at March 31, 2007.

Contractual Obligations (in thousands)                      Payments Due By Period
----------------------------------------  ----------------------------------------------------------
                                                         Less                                More
                                                         than                                than
                                            Total       1 year    1-3 years   3-5 years    5 years
                                          ----------  ----------  ----------  ----------  ----------
Long-Term Debt and Associated Interest   $  253,688  $    1,688  $    3,375  $    3,375  $  245,250
Operating Leases                             16,944       6,888       6,378       3,678          --
Purchase Obligations(1)                      19,165      19,165          --          --          --
Other Long-Term Liabilities                     667          --          --          --         667
                                          ----------  ----------  ----------  ----------  ----------
Total                                    $  290,464  $   27,741  $    9,753  $    7,053  $  245,917
                                          ==========  ==========  ==========  ==========  ==========

________________________

(1)For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of March 31, 2007. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

We invest in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2007, the carrying value of such investments aggregated $2.0 million. We have also committed to provide additional funding of up to $0.1 million.

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

We use the Black-Scholes option valuation model to value stock awards. We estimate stock price volatility based on an average of our historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from normalized historical data. For stock-based compensation awards with graded vesting that were granted after fiscal 2006, we recognize compensation expense using the straight-line amortization method over the requisite service period of the awards and adjusted for estimated forfeitures.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of expected future income at March 31, 2005, it was considered more likely than not that a valuation allowance for all U.S. deferred tax assets was required, resulting in a $67.9 million charge included in our tax provision. At March 31, 2007, the valuation allowance against our deferred tax assets totaled $124.1 million.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. Tax related assets and liabilities as of March 31, 2007 reflect settlements reached during the fiscal year, which generated a net tax benefit of $60.2 million in fiscal 2007 and $26.4 million in fiscal 2005. For a discussion of current tax matters, see Note 14 in the Notes to Consolidated Financial Statements.

Major Transactions

We are continually exploring strategic acquisitions to build upon our existing library of intellectual property and enhance our technological leadership in the markets in which we operate. Below is a discussion regarding the acquisitions and dispositions that were transacted during fiscal years 2007, 2006 and 2005.

Fiscal 2007

Reclassification

We decided to divest our systems business, including substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions, as well as internally developed hardware and software in September 2005. On July 6, 2006, we decided to retain the Snap Server portion of the systems business and terminated our ongoing efforts to sell this business. This resulted in the reclassification of the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of our systems business as continuing operations effective in the first quarter of fiscal 2007. This included recording an asset impairment charge of $13.2 million related to certain acquisition-related intangible assets and $0.7 million for legal and consulting fees incurred in connection with our efforts that had been undertaken to sell the Snap Server portion of our systems business, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations in fiscal 2007.

In addition, we reorganized our segments in the first quarter of fiscal 2007, identifying SSG as a new segment, in addition to our then existing DPS and DSG segments. Our SSG group provides storage systems for the protection of both file and block data, which are known as our "Snap Server by Adaptec" products, including NAS hardware and related backup, replication, and management software. We sell these products to VARs and end users through our network of distribution partners, solution providers and VARs.

Fiscal 2006

Dispositions

On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore, with respect to printed circuit board assemblies and storage system manufacturing operations, to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million), resulting in a loss on disposal of assets of $1.6 million that was recorded in "Other charges (gains)" on the Consolidated Statements of Operations.

On September 30, 2005, we sold our IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM paid us royalties for the sale of our board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In fiscal years 2007 and 2006, we received royalties, net of taxes of $7.4 million and $4.6 million, respectively, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. In addition, in fiscal 2007, we recorded an additional estimated loss, net of taxes, of $0.8 million related to our facility associated with the IBM i/p Series RAID Business in "Income (loss) from disposal of discontinued operations, net of taxes" in our Consolidated Statements of Operations. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record additional losses in discontinued operations in the future. Through March 31, 2007, we had recognized a cumulative gain of $4.3 million on the disposal of the IBM i/p Series RAID Business.

On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of March 31, 2007, the revenue levels to achieve this contingent consideration have not been attained. We recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2007, Sanmina-SCI exercised its put option to return any inventory not used within one year of the close of the transaction, which resulted in us charging $0.4 million to "Income (loss) from disposal of discontinued operations, net of taxes" in our Consolidated Statements of Operations.

Fiscal 2005

Acquisitions

During the first quarter of fiscal 2005, we purchased the IBM i/p Series RAID Business. During the second quarter of fiscal 2005, we purchased Snap Appliance. Accordingly, the estimated fair value of assets acquired and liabilities assumed in the acquisitions and the results of operations of the acquired entities were included in our consolidated financial statements as of the respective effective dates of the acquisitions. There were no significant differences between our accounting policies and those of the IBM i/p Series RAID Business and Snap Appliance. However, as a result of the sale of the IBM i/p Series RAID Business, the related operations have been reclassified to "Income (loss) from discontinued operations, net of taxes" on the Consolidated Statements of Operations, as discussed in Note 2.

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

The final purchase price totaled $49.3 million, which consisted of a cash payment to IBM of $47.5 million, warrants valued at $1.1 million, net of registration costs, and transaction costs of $0.7 million. This purchase price included a final adjustment of $0.2 million in the first quarter of fiscal 2006 to both goodwill and acquisition costs. In connection with the acquisition, we issued to IBM a warrant to purchase 250,000 shares of our common stock at an exercise price of $8.13 per share. The warrant had a term of five years from the date of issuance and is immediately exercisable. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of five years. The transaction costs consisted primarily of legal, valuation and other fees.

Snap Appliance:    On July 23, 2004, we completed the acquisition of Snap Appliance, a provider of NAS products, to expand our product offerings in the external storage market and to deliver cost-effective, scalable and easy-to-use DAS, NAS and IP-based SAN products from the workgroup to the data center. The final purchase price was $83.7 million, consisting of $76.7 million in cash and transaction fees and $7.0 million related to the fair value of assumed stock options to purchase 1.2 million shares of our common stock. This purchase price included a final adjustment of $0.7 million in the first quarter of fiscal 2006 to both goodwill and acquisitions costs. The assumed stock options were valued using the Black-Scholes valuation model with the following assumptions: volatility rate of 58%; a risk-free interest rate of 2.6%; and an estimated life of 2.25 years.

Of the total assumed stock options, stock options to purchase approximately 0.7 million shares of our common stock, with exercise prices ranging between $1.42 and $5.66 per share, were unvested, which we refer to as the Snap Unvested Options. The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and was recognized as compensation expense over the related vesting periods. In fiscal 2007, with the adoption of SFAS No. 123(R), we reduced the deferred stock-based compensation balance of $0.3 million against "Additional paid-in capital," which is a separate component of stockholders' equity in the Consolidated Balance Sheets.

In addition, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which was paid over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program were expensed as employees met their employment obligations or were recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by us.

A portion of the Snap Appliance acquisition price totaling $5.4 million was held back, and in connection with the management incentive program, $1.3 million was held back for a total of $6.7 million, also referred to as the Snap Appliance Holdback, for unknown liabilities that may have existed as of the acquisition date. The Snap Appliance Holdback was paid in the second quarter of fiscal 2006, except for funds necessary to provide for any pending claims, which totaled approximately $3.0 million. In fiscal 2007, we resolved all outstanding claims against the Snap Appliance Holdback.

Acquisition-Related Restructuring:    During the first quarter of fiscal 2006, we finalized our Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition- related restructuring liabilities of $6.7 million were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. Any further changes to our finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring Charges" in the Consolidated Statements of Operations. In the third quarter of fiscal 2006, we recorded additional adjustments of $0.2 million due to additional estimated loss related to the facilities that we subleased. As of March 31, 2007, we had utilized $4.8 million of these charges. We anticipate that the remaining restructuring reserve balance of $2.1 million will be paid out by the third quarter of fiscal 2012.

IBM Distribution Agreement

In December 2004, we entered into a distribution agreement with IBM for our RAID controllers and connectivity products sold for IBM's iSeries and pSeries servers. The agreement was made through an amendment to our existing i/p Series RAID supply and intellectual property agreement entered into in June 2004 (See Note 16). The distribution agreement was accounted for as a standalone transaction as it was not contemplated at the time we entered into the original IBM i/p Series RAID transaction.  On September 30, 2005, we sold the IBM i/p Series RAID business to IBM. As a result, the distribution agreement was cancelled as part of the sale.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning with our fiscal 2008. We are currently assessing the impact, if any, of FIN 48 on our financial position and results of operations.

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The "roll-over" method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The "iron-curtain" method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" because it requires quantification of errors under both the "iron curtain" and the "roll-over" methods. The adoption of SAB 108 did not have a material impact on our financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with our fiscal 2009, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our results of operations and financial position.

In February 2007, FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning with our fiscal 2010. We are currently evaluating the impact of SFAS No. 159 on our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio. As of March 31, 2007, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $479.7 million (see Note 3 of the Notes to Consolidated Financial Statements) and included corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the decline in the fair value of the portfolio would not be material to our financial position. Declines in interest rates will, over time, reduce our interest income.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We invest in technology companies through two venture capital funds. As of March 31, 2007, the carrying value of such investments aggregated $2.0 million. We monitor our equity investments on a periodic basis. In the event that the carrying value of our equity investments exceeds their fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value.

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

Item 8. Financial Statements and Supplementary Data

See the index appearing under Item 15(a)(1) on page 49 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2007 and 2006 and for each of the three years in the period ended March 31, 2007 and the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and our overall control environment. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to our directors is incorporated by reference from the information under the caption: "Proposal No. 1-Election of Directors" in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders or the Proxy Statement. Information regarding the compliance by our directors, executive officers and 10% or greater stockholders with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption: "Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement. Information with respect to our executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K under the heading "Executive Officers." Information regarding the Audit Committee of our Board of Directors and our Audit Committee financial expert is incorporated by reference from the information under the caption: "Proposal No. 1 - Election of Directors" from the Proxy Statement.

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

The full text of our Code of Business Conduct, Ethics, and Compliance is published on our web site at www.adaptec.com/en-US/company/about/. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

There were no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors implemented during fiscal 2007.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated by reference from the information under the caption: "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Report on Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the securities authorized for issuance under our equity compensation plans and the security ownership of our common stock by our directors, executive officers and 5% stockholders is incorporated by reference from the information under the captions: "Executive Compensation-Equity Compensation Plan Information" and "Stock Ownership of Principal Stockholders and Management" in our Proxy Statement. Information with respect to the Compensation Committee of our Board of Directors is incorporated by reference from the information under the caption: "Proposal No. 1 - Election of Directors" and "Compensation Committee Interlocks and Insider Participation" from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships of our directors, executive officers and 5% stockholders and related transactions is incorporated by reference from the information under the caption: "Transactions with Related Persons" in our Proxy Statement. Information regarding director independence is incorporated by reference from the information under the caption: "Proposal No. 1 - Election of Directors" from the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information with respect to principal independent registered public accounting firm fees and services is incorporated by reference from the information under the caption "Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" and "Fees Paid to PricewaterhouseCoopers" in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this Annual Report on Form 10-K:

1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

3. Exhibits

The exhibits listed in the accompanying index to exhibits, which follows the signature page, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

See Item 15(a)(2), above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Adaptec, Inc.

We have completed integrated audits of Adaptec, Inc.'s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended March 31, 2007.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 4, 2007

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                  (in thousands, except per share amounts)
Net revenues                                                     $    255,208  $    344,142  $    402,516
Cost of revenues                                                      173,974       230,249       240,314
                                                                  ------------  ------------  ------------
Gross profit                                                           81,234       113,893       162,202
                                                                  ------------  ------------  ------------
Operating expenses:
Research and development                                               56,573        68,179        93,243
Selling, marketing and administrative                                  61,325        72,376        78,686
Amortization of acquisition-related intangible assets                   5,996         9,234        12,195
Write-off of acquired in-process technology                                --            --         2,200
Restructuring charges                                                   3,711        10,430         5,896
Goodwill impairment                                                        --        90,602        52,272
Other charges (gains)                                                  14,700        11,603          (290)
                                                                  ------------  ------------  ------------
Total operating expenses                                              142,305       262,424       244,202
                                                                  ------------  ------------  ------------
Loss from continuing operations                                       (61,071)     (148,531)      (82,000)
Interest and other income                                              25,618        17,621         8,369
Interest expense                                                       (3,405)       (3,314)       (4,439)
                                                                  ------------  ------------  ------------
Loss from continuing operations before income taxes                   (38,858)     (134,224)      (78,070)
Provision for (benefit from) income taxes                             (63,704)        1,608        51,575
                                                                  ------------  ------------  ------------
Income (loss) from continuing operations                               24,846      (135,832)     (129,645)
                                                                  ------------  ------------  ------------
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes                          (546)      (22,410)      (15,461)
Income from disposal of discontinued operations, net of taxes           6,543         9,810            --
                                                                  ------------  ------------  ------------
Income (loss) from discontinued operations, net of taxes                5,997       (12,600)      (15,461)
                                                                  ------------  ------------  ------------
Net income (loss)                                                $     30,843  $   (148,432) $   (145,106)
                                                                  ============  ============  ============

Income (loss) per share:
    Basic:
        Continuing operations                                    $       0.21  $      (1.20) $      (1.17)
        Discontinued operations                                  $       0.05  $      (0.11) $      (0.14)
        Net income (loss)                                        $       0.26  $      (1.31) $      (1.31)
    Diluted:
        Continuing operations                                    $       0.20  $      (1.20) $      (1.17)
        Discontinued operations                                  $       0.04  $      (0.11) $      (0.14)
        Net income (loss)                                        $       0.25  $      (1.31) $      (1.31)

Shares used in computing income (loss) per share:
    Basic                                                             116,602       113,405       110,798
    Diluted                                                           136,690       113,405       110,798

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
 CONSOLIDATED BALANCE SHEETS

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                   (in thousands, except
                                                                     per share amounts)
Assets
Current assets:
Cash and cash equivalents                                         $    95,922  $   131,373
Marketable securities                                                 476,501      425,179
Restricted marketable securities                                        1,660        1,663
Accounts receivable, net of allowance for doubtful accounts
    of $519 in 2007 and $814 in 2006                                   34,127       47,876
Inventories                                                            28,717       28,259
Prepaid expenses                                                        1,403        2,790
Other current assets                                                   30,429       23,504
Assets held for sale                                                   12,509           --
                                                                   -----------  -----------
Total current assets                                                  681,268      660,644
Property and equipment, net                                            15,852       30,665
Restricted marketable securities, less current portion                  1,584        3,086
Other intangible assets, net                                            7,011       32,524
Other long-term assets                                                  9,687       10,480
                                                                   -----------  -----------
Total assets                                                      $   715,402  $   737,399
                                                                   ===========  ===========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                  $    28,101  $    40,246
Accrued liabilities                                                    37,134       87,722
3% Convertible Subordinated Notes ("3% Notes")                             --       10,637
                                                                   -----------  -----------
Total current liabilities                                              65,235      138,605

3/4% Convertible Senior Subordinated Notes ("3/4% Notes")             225,000      225,000
Other long-term liabilities                                             3,009        4,349
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated;
    outstanding shares, none                                               --           --
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 118,856 as of
    March 31, 2007 and 115,467 as of March 31, 2006                       119          115
Additional paid-in capital                                            190,236      174,648
Deferred stock-based compensation                                          --         (319)
Accumulated other comprehensive income (loss), net of taxes             3,178       (2,781)
Retained earnings                                                     228,625      197,782
                                                                   -----------  -----------
Total stockholders' equity                                            422,158      369,445
                                                                   -----------  -----------
Total liabilities and stockholders' equity                        $   715,402  $   737,399
                                                                   ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended March 31,
                                                                               -------------------------------
                                                                                 2007       2006       2005
                                                                               ---------  ---------  ---------
                                                                                          (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                             $  30,843  $(148,432) $(145,106)
Less: Income (loss) from discontinued operations, net of taxes                    5,997    (12,600)   (15,461)
                                                                               ---------  ---------  ---------
Income (loss) from continuing operations                                         24,846   (135,832)  (129,645)
Adjustments to reconcile income (loss) from continuing operataions to net cash provided by (used for) operating activities:
Stock-based compensation                                                          8,473      1,653      3,525
Write-off of acquired in-process technology                                          --         --      2,200
Inventory-related charges                                                        12,942     10,671      7,686
Loss (gain) on the sale of long-lived assets                                         --      1,579     (1,359)
Impairment of goodwill                                                               --     90,602     52,272
Impairment of intangible assets                                                  13,203     10,024         --
Non-cash effect of tax settlement                                               (60,221)        --    (26,009)
Loss on extinguishment of debt                                                       --         80         --
Depreciation and amortization                                                    17,326     25,887     40,501
Deferred income taxes                                                                --         --     50,739
Income tax benefits (provision) of employees' stock transactions                     --         --       (616)
Other non-cash items                                                              1,688      1,267         73
Changes in assets and liabilities (net of acquired businesses):
Accounts receivable                                                              12,745     22,289    (12,546)
Inventories                                                                      (8,622)     8,003    (25,773)
Prepaid expenses and other current assets                                        18,794     (5,354)    15,710
Other assets                                                                    (12,038)      (419)      (956)
Accounts payable                                                                (11,442)   (21,366)    25,112
Other liabilities                                                               (10,125)   (22,245)    10,559
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Operating Activities of Continuing Operations      7,569    (13,161)    11,473
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations    7,239      6,051    (21,730)
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Operating Activities                              14,808     (7,110)   (10,257)
                                                                               ---------  ---------  ---------
Cash Flows From Investing Activities:
Payment of holdbacks in connection with acquisitions of Platys and Eurologic     (1,507)        --     (2,279)
Purchases of businesses, net of cash acquired                                        --         --    (98,862)
Maturities of restricted marketable securities                                    1,688      1,688      2,736
Purchases of property and equipment                                              (3,733)    (7,058)   (10,718)
Proceeds from the sale of the IBM i/p and systems business                           --     33,630         --
Proceeds from the sale of the Singapore manufacturing assets                         --     25,986         --
Proceeds from sale of long-lived assets                                              --      2,684     10,877
Purchases of marketable securities                                             (301,524)  (596,866)  (328,167)
Sales of marketable securities                                                  209,116    217,186    718,009
Maturities of marketable securities                                              46,846     37,090     77,997
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Investing Activities of Continuing Operations    (49,114)  (285,660)   369,593
Net Cash Used in Investing Activities of Discontinued Operations                     --     (1,655)   (28,751)
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Investing Activities                             (49,114)  (287,315)   340,842
                                                                               ---------  ---------  ---------
Cash Flows From Financing Activities:
Repurchases and redemption on long-term debt                                    (10,637)   (24,309)        --
Proceeds from the issuance of common stock                                        7,438      9,388      8,503
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Financing Activities                              (3,199)   (14,921)     8,503
                                                                               ---------  ---------  ---------
Effect of foreign currency translation on cash and cash equivalents               2,054       (869)        37
                                                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents                            (35,451)  (310,215)   339,125
Cash and Cash Equivalents at Beginning of Year                                  131,373    441,588    102,463
                                                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year                                      $  95,922  $ 131,373  $ 441,588
                                                                               =========  =========  =========

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Additional
                                                 Common Stock       Additional   Deferred       Other
                                              --------------------   Paid-in   Stock-based   Comprehensive Retained
                                               Shares     Amount     Capital   Compensation  Income (Loss) Earnings     Total
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
                                                                               (in thousands)
Balance, March 31, 2004                        109,810  $     110  $ 153,174  $     (2,713) $      3,000  $ 491,320  $ 644,891
Components of comprehensive loss:
Net loss                                            --         --         --            --            --   (145,106)  (145,106)
Unrealized loss on available-for-sale
investments, net of taxes                           --         --         --            --        (2,732)        --     (2,732)
Foreign currency translation
adjustment, net of taxes                            --         --         --            --           438         --        438
                                                                                                                      ---------
Total comprehensive loss, net of taxes                                                                                (147,400)
                                                                                                                      ---------
Sale of common stock under employee
stock purchase and option plans                  2,514          1      8,502            --            --         --      8,503
Income tax provision of employees'
stock transactions                                  --         --       (616)           --            --         --       (616)
Issuance of restricted stock                        15          1        117          (118)           --         --         --
Issuance of common stock in connection
 with acquisition                                   --         --      3,464            --            --         --      3,464
Deferred stock-based compensation                                      3,598        (3,598)           --         --         --
Amortization of deferred
stock-based compensation                            --         --         75         3,450            --         --      3,525
Adjustment of deferred
stock-based compensation                            --         --       (563)          563            --         --         --
Issuance of warrant in
connection with acquisition                         --         --      2,024            --            --         --      2,024
Non-cash tax settlement                             --         --     (4,068)           --            --         --     (4,068)
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
Balance, March 31, 2005                        112,339        112    165,707        (2,416)          706    346,214    510,323
Components of comprehensive loss:
Net loss                                            --         --         --            --            --   (148,432)  (148,432)
Unrealized loss on available-for-sale
investments, net of taxes                           --         --         --            --        (2,687)        --     (2,687)
Foreign currency translation
adjustment, net of taxes                            --         --         --            --          (800)        --       (800)
                                                                                                                      ---------
Total comprehensive loss, net of taxes                                                                                (151,919)
                                                                                                                      ---------
Sale of common stock under employee
stock purchase and option plans                  3,131          3      9,385            --            --         --      9,388
Amortization of deferred
stock-based compensation                            --         --         --         1,653            --         --      1,653
Adjustment of deferred
stock-based compensation                            (3)        --       (444)          444            --         --         --
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
Balance, March 31, 2006                        115,467        115    174,648          (319)       (2,781)   197,782    369,445
Components of comprehensive income:
Net income                                          --         --         --            --            --     30,843     30,843
Unrealized gain on available-for-sale
investments, net of taxes                           --         --         --            --         3,792         --      3,792
Foreign currency translation
adjustment, net of taxes                            --         --         --            --         2,167         --      2,167
                                                                                                                      ---------
Total comprehensive income, net of taxes                                                                                36,802
                                                                                                                      ---------
Sale of common stock under employee
stock purchase and option plans                  3,389          4      7,434            --            --         --      7,438
Adjustment to stock-based compensation              --         --       (319)          319            --         --         --
Stock-based compensation                            --         --      8,473            --            --         --      8,473
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
Balance, March 31, 2007                        118,856  $     119  $ 190,236  $         --  $      3,178  $ 228,625  $ 422,158
                                              =========  =========  =========  ============  ============  =========  =========

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description

Adaptec, Inc. ("Adaptec" or the "Company") provides storage solutions that reliably move, manage and protect critical data and digital content. The Company delivers software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEMs and through distribution channel partners. The Company's software and hardware products range from HBAs, RAID controllers, host RAID software, Adaptec RAID Code software, Advanced Data Protection software, Storage Management software, Snapshot software and other solutions that span SCSI, SAS, SATA, and iSCSI interface technologies. The Company's Snap Servers offer NAS solutions for both fixed capacity and future scalability. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability.

Basis of Presentation

The consolidated financial statements include the accounts of Adaptec and all of its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

The glossary of key acronyms used in the Company's industry and accounting rules and regulations referred to within the Notes to the Consolidated Financial Statements are listed in alphabetical order in Note 21.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company relies on forward looking projections to determine whether a valuation allowance is required related to net deferred tax assets, inventory reserves, impairments of long-lived assets, and the valuation and recognition of stock-based awards. These estimates include, among other things, the amount and timing of future revenues that are expected to come from products and services that have either recently been introduced or that are to be introduced in the future. It is reasonably possible that actual results could differ from such estimates resulting in the need for a valuation allowance for net deferred tax assets, inventory reserve charges, the valuation and recognition of stock-based awards or other charges.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including reclassification of discontinued operations as discussed in Note 2. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. On September 30, 2005, the Company completed the sale to International Business Machines ("IBM") of its IBM i/p Series RAID component business ("IBM i/p Series RAID Business"), and in September 2005, the Company decided to divest its systems business, which included substantially all of the operating assets and cash flows that were obtained through the Company's acquisition of Snap Appliance, Inc. in fiscal 2005 and Eurologic Systems Group Limited in fiscal 2004 as well as internally generated hardware and software. In January 2006, the Company sold the OEM block-based portion of its systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. In July 2006, and effective for the end of the first quarter of fiscal 2007, the Company decided to retain the Snap Server portion of the systems business and terminated its ongoing efforts to sell this business. As a result, the IBM i/p Series RAID Business and the OEM block-based portion of its systems business have been accounted for as discontinued operations. Accordingly, the Company has reclassified the financial statements and related disclosures for all periods presented to reflect both of these businesses as discontinued operations.

Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

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

Derivative Financial Instruments

The Company did not enter into forward exchange or other derivative foreign currency contracts during the fiscal years ended March 31, 2007, 2006 and 2005. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. In connection with the issuance of its 3/4% Notes due 2023, the Company entered into a derivative financial instrument to repurchase its common stock, at the Company's option, at specified prices in the future to mitigate potential dilution as a result of the conversion of the 3/4% Notes. See Note 7 for further details.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The following table represents the related cost basis and the estimated fair values, which are based on quoted market prices, for the Company's publicly traded debt:

                                                       March 31, 2007           March 31, 2006
                                                    -----------------------  -----------------------
                                                                 Estimated                Estimated
                                                       Cost         Fair        Cost        Fair
                                                       Basis       Value       Basis        Value
                                                    -----------  ----------  ----------  -----------
                                                                     (in thousands)
3/4% Notes                                         $   225,000  $  204,750  $  225,000  $   195,188
3% Notes                                                    --          --      10,637       10,527
                                                    -----------  ----------  ----------  -----------
Total                                              $   225,000  $  204,750  $  235,637  $   205,715
                                                    ===========  ==========  ==========  ===========

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

Restricted marketable securities consist of United States government securities that are required as security under the indenture related to the 3/4% Notes (Note 7).

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

Four customers accounted for 23%, 22%, 11% and 11% of gross accounts receivable at March 31, 2007. Two customers accounted for 28% and 18% of gross accounts receivable at March 31, 2006. In fiscal 2007, IBM and Dell accounted for 34% and 13% of total net revenues, respectively. In fiscal 2006, IBM and Dell accounted for 28% and 15% of total net revenues, respectively. In fiscal 2005, IBM and Dell accounted for 24% and 14% of total net revenues, respectively.

The Company currently purchases the majority of its finished products from Sanmina-SCI and if Sanmina- SCI fails to meet the Company's manufacturing needs, it would delay product shipments to the Company's customers.

The industry in which the Company operates is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to its industry, the timely implementation of new manufacturing technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the market for its products has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. The Company believes that its existing sources of liquidity, including its cash, cash equivalents and investments, will be adequate to support its operating and capital investment activities for the next twelve months.

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

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations. Capitalized internal-use software costs primarily include license fees, consulting fees and any associated direct labor costs and are amortized over the estimated useful life of the asset, typically a three- to five-year period.

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

Impairment of Long-Lived Assets

  In accordance with SFAS No. 144, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. When the Company determines that the carrying value of its long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in its current business model. The impairment of long-lived assets is included in "Other charges (gains)" in the Consolidated Statements of Operations. In fiscal 2005, the Company recorded a gain of $2.8 million on the sale of buildings under "Other charges (gains)" in the Consolidated Statements of Operations. In fiscal 2006, the Company recorded a loss of $1.6 million on the sale of its Singapore manufacturing operations and an impairment charge of $10.0 million on its systems business' long-lived assets, to adjust the carrying value of these assets to fair value, which was aligned to the offers made by potential purchasers when it was previously held for sale, in "Other charges (gains)" in the Consolidated Statements of Operations. In fiscal 2007, in connection with the decision to retain and operate the Snap Server portion of the systems business, the Company recorded an impairment charge of $13.2 million on its systems business' long-lived assets in "Other charges (gains)" in the Consolidated Statements of Operations, which is discussed further in Note 5.

Stock-Based Compensation

The Company has employee and director stock compensation plans which are more fully described in Note 8. Beginning in fiscal 2007, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R) using the modified prospective transition method. Under SFAS No. 123(R), the Company measures and recognizes compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values. In addition, the Company also adopted the alternative transition method provided in FSP No. 123(R)-3 for calculating the effects of share-based compensation pursuant to SFAS No. 123(R), which included a simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to fiscal 2007, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complied with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense was recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock.  In addition, the Company also accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, which required that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant. Disclosures related to the Company's adoption of SFAS No. 123(R) and disclosure provision of SFAS No. 148 are discussed further in Note 8.

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

For products which contain software, where software is essential to the functionality of the product, or software product sales, the Company recognizes revenue when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by the customer, the price is fixed or determinable and collectibility is reasonably assured, in accordance with SOP No. 97-2, as amended and modified by SOP 98-9. For software sales that are considered multiple element transactions, the entire fee from the arrangement is allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element are met. Vendor specific fair value for each element is established based on the sales price charged when the same element is sold separately or based upon a renewal rate.

Software Development Costs

The Company's policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2007, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to "Research and development" in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning with the Company's fiscal 2008. The Company is currently assessing the impact, if any, of FIN 48 on its financial position and results of operations.

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The "roll-over" method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The "iron-curtain" method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" because it requires quantification of errors under both the "iron curtain" and the "roll-over" methods. The adoption of SAB 108 did not have a material impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all hybrid financial instruments held, obtained, or issued by the Company for fiscal years beginning with the Company's fiscal 2008. The Company is currently assessing the impact of SFAS No. 155 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with the Company's fiscal 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In February 2007, FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning with the Company's fiscal 2010. The Company is currently evaluating the impact of SFAS No. 159 on its results of operations and financial position.

Note 2. Discontinued Operations

IBM i/p Series RAID Business:

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID Business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company's net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM paid royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In fiscal years 2007 and 2006, the Company received royalties, net of taxes, of $7.4 million and $4.6 million, respectively, which the Company recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. In addition, in fiscal 2007, the Company recorded an additional estimated loss, net of taxes, of $0.8 million related to its facility associated with the IBM i/p Series RAID Business in "Income (loss) from disposal of discontinued operations, net of taxes" in its Consolidated Statements of Operations. To the extent that the Company is unable to sublease this facility by the end of the lease term, which is June 2010, the Company may continue to record additional losses in discontinued operations in the future. Through March 31, 2007, the Company had recognized a cumulative gain of $4.3 million on the disposal of the IBM i/p Series RAID Business.

Net revenues and the components of loss related to the IBM i/p Series RAID business included in discontinued operations, which were previously included in the Company's DPS segment, were as follows:

                                                                 Years Ended March 31,
                                                                 ----------------------
                                                                    2006        2005
                                                                 ----------  ----------
                                                                      (in thousands)
Net revenues                                                    $   19,734  $   26,583
                                                                 ==========  ==========
Loss from discontinued operations before income taxes           $  (14,551) $  (10,728)
Provision for (benefit from) income taxes                             (360)      1,110
                                                                 ----------  ----------
Loss from discontinued operations, net of taxes                 $  (14,191) $  (11,838)
                                                                 ==========  ==========

The components of net assets, at the time of the sale of the IBM i/p Series RAID Business, were as follows (in thousands):

Inventories                                                                 $      838
Prepaid expenses                                                                11,139
Property and equipment, net                                                      3,326
Other intangibles, net                                                          10,958
Other long-term assets                                                          24,507
Accrued liabilities                                                            (10,051)
Other long-term liabilities                                                    (10,625)
                                                                             ----------
Net assets of discontinued operations                                       $   30,092
                                                                             ==========

Accounts receivable related to the IBM i/p Series RAID Business were not included in discontinued operations as the Company retained these assets.

Systems Business:

On September 29, 2005, the Company decided to divest its systems business, including substantially all of the operating assets and cash flows that were obtained through the Snap Appliance and Eurologic Systems acquisitions as well as internally developed hardware and software. Accordingly, the Company classified the systems business as a discontinued operation in the consolidated financial statements for the three-year period ended March 31, 2006 and began pursuing a sale of the systems business.

On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based portion of its systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of March 31, 2007, the revenue levels to achieve this contingent consideration have not been attained. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2007, Sanmina-SCI exercised its put option to return any inventory not used within one year of the close of the transaction, which resulted in the Company charging $0.4 million to "Income (loss) from discontinued operations, net of taxes" in its Consolidated Statements of Operations.

In the fourth quarter of fiscal 2006, the Company recorded asset impairment charges of $10.0 million related to certain acquisition-related intangible assets (Note 5) for the Snap Server portion of its systems business that was previously held for sale at March 31, 2006, to adjust the carrying value of these assets to fair value, which was aligned to the offers being negotiated.

The Company received offers from prospective buyers for the Snap Server portion of its systems business; however, management concluded that the potential value from retaining the operations outweighed the offers received for the business. As a result, on July 6, 2006, the Company decided to retain the Snap Server portion of the systems business and terminated its ongoing efforts to sell this business. This resulted in the reclassification of the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of its systems business as continuing operations effective in the first quarter of fiscal 2007. In addition, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 5) and $0.7 million for legal and consulting fees incurred in connection with its efforts that had been undertaken to sell the Snap Server portion of its systems business, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations in fiscal 2007.

Net revenues and the components of income (loss) related to the OEM block-based portion of the Company's systems business included in the discontinued operations, were as follows:

                                                             Years Ended March 31,
                                                    -----------------------------------
                                                     2007 (1)       2006        2005
                                                    -----------  ----------  ----------
                                                                 (in thousands)
Net revenues                                       $     2,036  $   31,723  $   45,891
                                                    ===========  ==========  ==========
Loss from discontinued operations before provision
for income taxes                                   $      (529) $   (8,219)     (3,623)
Provision for income taxes                                  17          --          --
                                                    -----------  ----------  ----------
Loss from discontinued operations, net of taxes    $      (546) $   (8,219) $   (3,623)
                                                    ===========  ==========  ==========

________________________

(1) The Company received revenue from one customer that remained with the Company after the divestiture of the OEM block- based systems business.

The components of net assets, at the time of the sale of the Company's OEM block-based portion of its systems business, were as follows (in thousands):

Inventories                                                                        363
Property and equipment, net                                                        975
Other intangibles, net                                                             654
Accrued liabilities                                                                (48)
                                                                             ----------
    Net assets of discontinued operations                                   $    1,944
                                                                             ==========

Accounts receivable related to the OEM block-based portion of the systems business have not been included in the assets of discontinued operations, as the Company retained these assets.

Note 3. Marketable Securities

The Company's portfolio of marketable securities, including restricted marketable securities, at March 31, 2007 was as follows:

                                                                   Gross       Gross      Estimated
                                                                 Unrealized  Unrealized     Fair
                                                       Cost        Gains       Losses       Value
                                                    -----------  ----------  ----------  -----------
                                                                     (in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits                                $    13,370  $       --  $       --       13,370
Corporate obligations                                  170,269          88        (409)     169,948
United States government securities                    102,061         138        (349)     101,850
Other debt securities                                  215,233       1,459        (308)     216,384
                                                    -----------  ----------  ----------  -----------
Total available-for-sale securities                    500,933       1,685      (1,066)     501,552
Less: amounts classified as cash equivalents            21,807          --          --       21,807
                                                    -----------  ----------  ----------  -----------
Total                                              $   479,126  $    1,685  $   (1,066)     479,745
                                                    ===========  ==========  ==========  ===========

The Company's portfolio of marketable securities, including restricted marketable securities at March 31, 2006 was as follows:

                                                                   Gross       Gross      Estimated
                                                                 Unrealized  Unrealized     Fair
                                                       Cost        Gains       Losses       Value
                                                    -----------  ----------  ----------  -----------
                                                                     (in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits                                $    44,278  $       --  $       --       44,278
Corporate obligations                                  146,388          --      (1,562)     144,826
United States government securities                    118,564          --      (1,254)     117,310
Other debt securities                                  171,757         643      (1,096)     171,304
                                                    -----------  ----------  ----------  -----------
Total available-for-sale securities                    480,987         643      (3,912)     477,718
Less: amounts classified as cash equivalents            47,792          --          (2)      47,790
                                                    -----------  ----------  ----------  -----------
Total                                              $   433,195  $      643  $   (3,910)     429,928
                                                    ===========  ==========  ==========  ===========

Sales of marketable securities resulted in gross realized gains of $0.2 million, $0.1 million and $0.6 million during fiscal years 2007, 2006 and 2005, respectively. Sales of marketable securities resulted in gross realized losses of $0.6 million, $0.7 million and $5.9 million during fiscal years 2007, 2006 and 2005, respectively. In the fourth quarter of fiscal 2005, the Company repatriated $360.6 million of undistributed earnings from Singapore to the United States. In connection with this transaction, the Company liquidated $408.6 million of marketable securities held by its Singapore subsidiary resulting in gross realized losses of $4.5 million.

The following table summarizes the fair value and gross unrealized losses of the Company's available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

                             Less than 12 Months     12 Months or Greater          Total
                           ----------------------  ----------------------  --------------------
                                         Gross                   Gross                  Gross
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
                             Value       Losses      Value       Losses      Value     Losses
                           ----------  ----------  ----------  ----------  ---------  ---------
                                                       (in thousands)
Corporate obligations     $   57,049  $      (77) $   70,189  $     (332) $ 127,238  $    (409)
United States
government securities         11,164         (35)     42,428        (314)    53,592       (349)
Other debt securities         45,362         (84)     38,465        (224)    83,827       (308)
                           ----------  ----------  ----------  ----------  ---------  ---------
                          $  113,575  $     (196) $  151,082  $     (870) $ 264,657  $  (1,066)
                           ==========  ==========  ==========  ==========  =========  =========

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

The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2007, by contractual maturity, were as follows:

                                               Available-for-Sale
                                                Debt Securities      Estimated
                                                      Cost          Fair Value
                                               ------------------  --------------
                                                           (in thousands)
Mature in one year or less                    $          240,531  $      241,123
Mature after one year through three years                260,402         260,429
                                               ------------------  --------------
                                              $          500,933  $      501,552
                                               ==================  ==============

The maturities of asset-backed and mortgage-backed securities were allocated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

Note 4. Balance Sheets Details

Inventories

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
Raw materials                                                     $       390  $     4,258
Work-in-process                                                         3,536        4,732
Finished goods                                                         24,791       19,269
                                                                   -----------  -----------
Total                                                             $    28,717  $    28,259
                                                                   ===========  ===========

The components of net inventories at March 31, 2007 and 2006 were as follows:

Property and Equipment

The components of property and equipment at March 31, 2007 and 2006 were as follows:

                                                                                      March 31,
                                                                                ------------------------
                                                                      Life         2007         2006
                                                                   -----------  -----------  -----------
                                                                                    (in thousands)
Land                                                                       --  $     2,855  $     8,443
Buildings and improvements                                          5-40 years      13,090       28,646
Machinery and equipment                                              3-5 years      47,627       50,731
Furniture and fixtures                                               3-7 years      43,467       55,950
                                                       Lower of useful life or
Leasehold improvements                                           life of lease       5,181        5,840
                                                                                -----------  -----------
                                                                                   112,220      149,610
Accumulated depreciation and amortization                                          (96,368)    (118,945)
                                                                                -----------  -----------
Total                                                                          $    15,852  $    30,665
                                                                                ===========  ===========

Depreciation expense was $5.2 million, $9.1 million and $14.4 million in fiscal years 2007, 2006 and 2005, respectively. The decline in the Company's property and equipment balances at March 31, 2007 as compared to March 31, 2006 was primarily due to reclassifying certain assets to assets held for sale (Note 6).

Accrued Liabilities

The components of accrued liabilities at March 31, 2007 and 2006 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
Tax related                                                       $     9,590  $    46,704
Acquisition related                                                     2,123        3,635
Accrued compensation and related taxes                                  7,672       16,235
Deferred margin                                                         5,265        6,156
Other                                                                  12,484       14,992
                                                                   -----------  -----------
Total                                                             $    37,134  $    87,722
                                                                   ===========  ===========

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, at March 31, 2007 and 2006 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
Unrealized loss on marketable securities, net of tax
of $- in fiscal 2007 and $- in fiscal 2006                        $       559  $    (3,233)
Foreign currency translation, net of tax of $- in
fiscal 2007 and $- in fiscal 2006                                        2619          452
                                                                   -----------  -----------
Total                                                             $     3,178  $    (2,781)
                                                                   ===========  ===========

Note 5. Goodwill and Other Intangible Assets

Goodwill

Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company's reporting unit level which is at the Company's operating segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company's review process uses the income, or discounted cash flows approach and the market approach. In performing its analysis, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

In connection with the reorganization of the Company's segments in fiscal 2006, an assessment of the recoverability of goodwill was performed. As a result of this review, the Company wrote- off its entire balance of goodwill of $90.6 million in the second quarter of fiscal 2006. Factors that led to this conclusion included, but were not limited to, industry technology changes such as the shift from parallel to serial technology and the migration of core functionality to server chipsets; required increased investments that eventually led the Company to sell the IBM i/p Series RAID Business in fiscal 2007 and the decision to sell the systems business; continued losses associated with sales of systems to IBM; and general market conditions.

Based on its annual review of goodwill in the fourth quarter of fiscal 2005, the Company recorded an impairment charge of $52.3 million related to its former Channel segment. Factors that led to this conclusion included, but were not limited to, the negative impact of estimates of expected future income associated with increased costs related to acquisitions and business alliances that occurred in fiscal 2005. These additional costs, along with industry technology transitions, placed significant risk on the Company's ability to achieve and maintain profitability, and, therefore adversely impacted its profitability forecasts.

Other Intangible Assets

                                                     March 31, 2007                    March 31, 2006
                                            --------------------------------  --------------------------------
                                            Gross Carrying     Accumulated    Gross Carrying     Accumulated
                                                Amount        Amortization        Amount        Amortization
                                            ---------------  ---------------  ---------------  ---------------
                                                                        (in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies    $        43,545  $       (38,539) $        43,545  $       (24,218)
Customer relationships                               1,047           (1,034)           1,047             (773)
Trade names                                         10,774          (10,474)          10,774           (5,858)
                                            ---------------  ---------------  ---------------  ---------------
Subtotal                                            55,366          (50,047)          55,366          (30,849)
Intellectual property assets and warrants           40,242          (38,550)          40,242          (32,235)
                                            ---------------  ---------------  ---------------  ---------------
Total                                      $        95,608  $       (88,597) $        95,608  $       (63,084)
                                            ===============  ===============  ===============  ===============

Intellectual property assets consist of a patent license fee (Note 16), a technology license fee (Note 16) and an amount allocated to a product supply agreement (Note 16). Amortization of other intangible assets was $12.3 million, $15.8 million and $20.2 million in fiscal years 2007, 2006 and 2005, respectively.

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of its long-lived assets are impaired. If an asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. The estimate of fair value of the assets is based on discounting estimated future cash flows using a discount rate commensurate with the risks inherent in the Company's current business model. The estimation of the impairment involves numerous assumptions that require judgment by the Company, including, but not limited to, future use of the assets for the Company's operations versus sale or disposal of the assets and future selling prices for the Company's products.

In the fourth quarter of fiscal 2006, the Company recorded asset impairment charges of $10.0 million related to certain acquisition-related intangible assets for the Snap Server portion of its systems business that was previously held for sale at March 31, 2006 to adjust the carrying value of these assets to fair value, which was aligned to the offers made by potential purchasers. During the first quarter of fiscal 2007, as a result of the decision to retain and operate the Snap Server portion of the systems business, the Company performed an impairment analysis that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations in fiscal 2007, of which $5.6 million, $3.1 million and $4.5 million related to the Company's acquisition-related intangible assets for existing technology, core technology, and trade name, respectively.

The annual amortization expense of the other intangible assets as of March 31, 2007 is expected to be as follows:

                                             Estimated Amortization Expense
                                            --------------------------------
                                             Acquisition-     Intellectual
                                               related       property assets
                                            intangible assets and warrants
                                            ---------------  ---------------
                                                       (in thousands)
Fiscal years:
2008                                       $         2,892  $         1,692
2009                                                 2,394               --
2010 and thereafter                                     33               --
                                            ---------------  ---------------
Total                                      $         5,319  $         1,692
                                            ===============  ===============

Note 6. Assets Held For Sale

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, three owned buildings, including associated building improvements and property, plant and equipment, have been classified as assets held for sale and are included in "Assets held for sale" in the Consolidated Balance Sheets at March 31, 2007 at the Company's carrying value of $12.5 million, which was lower than the fair value less cost to sell. The fair value less cost to sell was based on considerations from potential buyers, appraisal values, and broker's opinions of value for real estate. The Company has entered into an exclusive sales listing agreement with a broker to sell these facilities.

In May 2007, subsequent to fiscal year-end, the Company completed the sale of some of its properties that were previously classified as held for sale. Net proceeds from the sale of the properties aggregated $19.0 million, which exceeded the Company's carrying value of $12.3 million. As a result, a gain on the sale of the properties of $6.7 million will be recorded in the first quarter of fiscal 2008 to "Other charges (gains)" in the Unaudited Condensed Consolidated Statements of Operations.

Note 7. Convertible Notes

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
3/4% Notes                                                        $   225,000  $   225,000
3% Notes                                                                   --       10,637
                                                                   -----------  -----------
Total                                                             $   225,000  $   235,637
                                                                   ===========  ===========

3/4% Notes:In December 2003, the Company issued $225.0 million in aggregate principal amount of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million and the net proceeds to the Company from the offering of the Notes were $218.2 million.

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

The Company pays cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year, which interest payments commenced on June 22, 2004. Debt issuance costs of $6.8 million are being amortized to interest expense over 5 years. The 3/4% Notes are subordinated to all existing and future senior indebtedness of the Company.

In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. At March 31, 2007, $1.7 million was classified as short-term marketable securities due within one year and $1.6 million was classified as long-term due within three years.

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

During the fourth quarter of fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share. The warrant expires in December 2008. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis or for cash. As of March 31, 2007, the warrant had not been exercised and remained outstanding. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million has been classified as equity because it meets all the equity classification criteria of EITF No. 00-19. The separate warrant and convertible bond hedge transactions have the potential of limiting the dilution associated with the conversion of the 3/4% Notes from approximately 19.2 million to as few as 12.1 million shares.

3% Notes:In March 2002, the Company issued $250 million in aggregate principal amount of 3% Notes for net proceeds of $241.9 million. The 3% Notes were due on March 5, 2007 and have been repaid.

In fiscal 2007, the Company redeemed the outstanding $10.6 million balance of its 3% Notes at par value. In fiscal 2006, the Company repurchased $24.6 million in aggregate principal amount of its 3% Notes on the open market for an aggregate price of $24.3 million, resulting in a loss on extinguishment of debt of $0.1 million (including unamortized debt issuance costs of $0.3 million). The loss on extinguishment of debt has been included in "Interest and other income" in the Consolidated Statements of Operations.

Note 8. Share-based Compensation

Stock Benefit Plans

The Company grants stock options and other stock awards to employees, directors and consultants under two equity incentive plans. The Company also has an employee stock purchase plan for all eligible employees. These plans are described in further detail below.

Employee Stock Purchase Plan:The Company authorized 15,600,000 shares of common stock for issuance under the 1986 ESPP, which expired in April 2006. Under the ESPP, eligible employees were able to authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the market value of the common stock at the beginning of the 24 month offering period or at the end of each applicable six month purchase period. The Company issued 1.1 million shares under the ESPP in fiscal 2007. Subsequent to fiscal 2007, the Company discovered that it was in material noncompliance with NASDAQ Marketplace Rule 4350 (i)(1)(A), which requires stockholder approval prior to the issuance of securities in certain circumstances. In February 2007, the Company had inadvertently issued 38,591 shares of its common stock to certain employees of the Company under the ESPP after it expired. As a result, on May 17, 2007, the Company's Board of Directors approved an amendment to its 2004 Equity Incentive Plan to reduce the number of shares available for issuance under such plan by 38,591 shares. On May 21, 2007, the Company received a Nasdaq Staff Deficiency Letter from the Listing Department indicating that the Listing Department had determined that the Company failed to comply with, and subsequently regained compliance with, NASDAQ Marketplace Rule 4350 (i)(1)(A). As of March 31, 2007, 3.0 million shares remained available to cover shares to be issued pursuant to two offering periods that were in effect when the ESPP expired. These offering periods will terminate on August 14, 2007 and February 28, 2008. As of March 31, 2007, the total unamortized stock-based compensation expense related to shares issuable under the ESPP was $0.4 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.79 years.

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option:In August 2004, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Nonstatutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company's Board of Directors. 25% of the shares subject to stock options for new hires generally vest and become exercisable one year from the date of grant and the balance of the shares then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. As of March 31, 2007, the Company had an aggregate of 30.1 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 12.4 million shares are subject to outstanding options and 17.7 million shares are available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors' Stock Option Plan:In September 2006, the Company's Board of Directors and its stockholders approved the Company's 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Director Stock Option Plan and the 1990 Directors' Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company expects that (1) new non-employee directors will receive an option to purchase 32,500 shares of the Company's common stock, in which 25% of the shares subject to these stock options will vest and become exercisable one year from the date of grant and the balance of the shares will vest quarterly thereafter for the next three years, (2) existing non-employee directors will receive an option to purchase 12,500 shares of the Company's common stock on May 31st of each year, with such option vesting quarterly over one year, (3) a new non-employee director will receive 16,250 shares of restricted stock and (4) existing non-employee directors will receive 6,250 shares of restricted stock on May 31st of each year. The restricted stock will fully vest one year after the date of grant. Stock options expire ten years from the date of grant. As of March 31, 2007, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.5 million shares are subject to outstanding options and 1.6 million shares are available for future grants.

Assumed Stock Option Plans: The Company has assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance, Inc. in fiscal 2005, Eurologic Systems Group Limited in fiscal 2004, Platys Communications, Inc. in fiscal 2002 and Distributed Processing Technology Corporation in fiscal 1999. No further options may be granted under these assumed plans. However, options that were outstanding under these plans will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term. As of March 31, 2007, the Company had 0.2 million shares of common stock reserved that are subject to outstanding options under these assumed plans.

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the Company to measure and recognize compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values. Accordingly, the Consolidated Statements of Operations for fiscal 2007 reflect the impact of adopting SFAS No. 123(R) and prior periods have not been restated.

Stock-based compensation expense recognized in fiscal 2007 includes (a) stock-based award payments granted prior to, but not yet vested as of April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures and (b) stock-based award payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized the stock-based compensation costs for all stock-based awards using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures.

The Company also adopted the alternative transition method provided in FSP No. 123(R)-3 for calculating the effects of share-based compensation pursuant to SFAS No. 123(R), which included a simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Total compensation expense for the Company's stock- based awards in fiscal 2007 was $8.5 million. The following table summarizes the impact of the adoption of SFAS No. 123(R) on stock-based compensation expense included in the Consolidated Statements of Operations for fiscal 2007:

                                                                Year Ended
                                                              March 31, 2007
                                                            ------------------
                                                              (in thousands)
Stock-based compensation expense by caption:
Cost of revenues                                           $              576
Research and development                                                3,753
Selling, marketing and administrative                                   4,144
                                                            ------------------
    Stock-based compensation expense effect on income
        from continuing operations, net of taxes           $            8,473
                                                            ==================
Stock-based compensation expense by type of award:
Stock options                                              $            6,271
Restricted stock awards and restricted stock units                      1,359
Employee stock purchase plan                                              843
                                                            ------------------
    Stock-based compensation expense effect on income
        from continuing operations, net of taxes           $            8,473
                                                            ==================

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its United States operations. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company's net income for fiscal 2007 was lower by $8.5 million, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The basic and diluted net income per share for fiscal 2007 was $0.07 and $0.06 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. In addition, prior to adopting SFAS No. 123(R), the Company presented the tax benefits of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows; however, in accordance with SFAS No. 123(R), the tax benefits of stock option exercises are now classified as financing cash flows with a corresponding deduction from operating cash flows. For fiscal 2007, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements; therefore, no amounts were classified from operating to financing cash flows. In addition, there was no stock-based compensation costs capitalized as part of an asset in fiscal years 2007 and 2006.

Prior to April 1, 2006, the Company accounted for stock- based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complied with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense was recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock. Compensation costs related to restricted stock awards and assumed unvested acquisition-related stock options, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period. In addition, the employee stock purchase plan was deemed noncompensatory under APB Opinion No. 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the employee stock purchase plan. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to account for stock-based compensation for fiscal years 2006 and 2005:

                                                                     Years Ended March 31,
                                                            ------------------------------------------
                                                                    2006                  2005
                                                            --------------------  --------------------
                                                            (in thousands, except per share amounts)
Net loss, as reported                                      $           (148,432) $           (145,106)
Add: Stock-based compensation expense previously
    determined under intrinsic value method, net of taxes                 1,653                 3,191
Deduct: Stockbased compensation expense determined
    under fair valuebased method, net of taxes                          (12,826)              (26,853)
                                                            --------------------  --------------------
Pro forma net loss                                         $           (159,605) $           (168,768)
                                                            ====================  ====================
Basic net loss per share:
As reported                                                $              (1.31) $              (1.31)
Pro forma                                                  $              (1.41) $              (1.52)
Diluted net loss per share:
As reported                                                $              (1.31) $              (1.31)
Pro forma                                                  $              (1.41) $              (1.52)

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

 The fair value of the Company's outstanding stock options was estimated using the following weighted-average assumptions:

                                                Years Ended March 31,
                                    ----------------------------------------
                                        2007          2006          2005
                                    ------------  ------------  ------------
Equity Incentive Plans:
Expected life (in years)                    4.1           2.6           2.3
Risk-free interest rates                    4.8%         4.1%         3.1%
Expected volatility                          44%          39%          44%
Dividend yield                               --            --            --
Weighted average fair value        $       2.63  $       1.07  $       2.14

ESPP:
Expected life (in years)              1.00-1.25           1.2           1.2
Risk-free interest rates            5.07 - 5.11%         3.8%         2.6%
Expected volatility                      44%          40%          40%
Dividend yield                          --                 --            --
Weighted average fair value        $    1.11     $       3.01  $       6.11

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of March 31, 2007 and changes during fiscal years 2005, 2006 and 2007 is presented below:

                                                                       Weighted
                                                                       Average
                                                       Weighted       Remaining
                                                       Average       Contractual      Aggregate
                                                       Exercise         Term          Intrinsic
                                        Shares          Price          (Years)          Value
                                    --------------  --------------  --------------  --------------
                                    (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2004              20,656  $        11.25
    Assumed                                 1,232  $         1.50
    Granted                                 4,348  $         7.45
    Exercised                              (1,416) $         2.15
    Forfeited and cancelled                (3,650) $        11.37
                                    --------------
Outstanding at March 31, 2005              21,170  $        10.49
    Granted                                 7,954  $         3.74
    Exercised                              (1,530) $         3.20
    Forfeited and cancelled                (7,652) $         9.09
                                    --------------
Outstanding at March 31, 2006              19,942  $         8.90
    Granted                                 2,637  $         4.41
    Exercised                              (1,244) $         3.52
    Forfeited and cancelled                (8,343) $        11.07
                                    --------------
Outstanding at March 31, 2007              12,992  $         7.11            3.97  $        1,603
                                    ==============  ==============  ==============  ==============

Options vested and expected to
    vest at March 31, 2007                 12,105  $         7.27            3.81  $        1,584
                                    ==============  ==============  ==============  ==============

Options exercisable at
    March 31, 2005                         13,612  $        12.07
                                    ==============  ==============
    March 31, 2006                         13,531  $        10.62
                                    ==============  ==============
    March 31, 2007                          9,501  $         7.84            3.25  $        1,538
                                    ==============  ==============  ==============  ==============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 3.4 million shares subject to options that were in-the-money at March 31, 2007. During fiscal years 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $1.2 million, $3.5 million and $7.5 million, respectively, determined as of the date of option exercise. The following table summarizes information about the Company's equity incentive plans as of March 31, 2007:

                            Options Outstanding                  Options Exercisable
                     ----------------------------------------- ----------------------------
                                      Weighted
                                      Average       Weighted                     Weighted
                         Number      Remaining      Average        Number        Average
Range of              Outstanding   Contractual     Exercise    Outstanding      Exercise
Exercise Prices        at 3/31/07       Life         Price       at 3/31/07       Price
-------------------- -------------- ------------  ------------ --------------  ------------
                       (in thousands, except exercise price and contractual life)
$0.18 - $0.18                   52         3.87  $       0.18             52  $       0.18
$0.35 - $3.45                2,966         3.54          3.42          2,937          3.42
$3.50 - $4.24                2,062         5.41          4.02            862          3.97
$4.28 - $4.51                1,525         5.47          4.47            497          4.50
$4.52 - $6.30                1,504         5.29          5.79            774          5.99
$6.42 - $9.31                1,856         3.56          8.10          1,375          8.08
$9.36 - $14.60               1,487         2.40         12.33          1,465         12.34
$14.68 - $20.00              1,469         2.11         15.51          1,468         15.51
$20.06 - $59.13                 71         1.91         30.82             71         30.82
                     --------------                            --------------
                            12,992         3.97  $       7.11          9,501  $       7.84
                     ==============                            ==============

As of March 31, 2007, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $4.8 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.68 years. Compensation expenses for all stock-based awards granted are recognized using the straight-line amortization method.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units were granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock units are converted into shares of the Company's common stock upon vesting. As of March 31, 2007, there were 1.1 million shares of service-based restricted stock awards and 0.1 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Restrictions lapse 50% one year from the date of grant and the remainder at the second anniversary for restricted stock awards and restricted stock units granted under the 2004 Equity Incentive Plan. Restrictions lapse one year from the date of grant for restricted stock awards and restricted stock units granted under the 2006 Director Plan. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards and restricted stock units as of March 31, 2007 and changes during fiscal 2007 is as follows:

                                                                       Weighted
                                                                       Average
                                                                      Grant-Date
                                                                         Fair
                                                        Shares          Value
                                                    --------------  --------------
                                                    (in thousands, except weighted
                                                    average grant-date fair value)
Nonvested stock at March 31, 2006                              --  $           --
Granted                                                     1,287            4.36
Vested                                                         --              --
Forfeited                                                    (108)           4.30
                                                    --------------
Nonvested stock at March 31, 2007                           1,179  $         4.37
                                                    ==============

As of March 31, 2007, the total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units that are expected to vest, net of estimated forfeitures, was $2.7 million. This expense is expected to be recognized over a remaining weighted-average period of 1.37 years.

Deferred Stock-based Compensation

In connection with the Snap Appliance acquisition in July 2004, we assumed unvested employee stock options to purchase approximately 0.7 million shares of our common stock, with exercise prices ranging between $1.42 and $5.66 per share, which we refer to as the Snap Unvested Options. The Snap Unvested Options have a ten-year term and vest primarily over four years from the date of grant. The intrinsic value of the Snap Unvested Options of $3.6 million was accounted for as deferred stock-based compensation and was recognized as compensation expense over the related vesting periods. In fiscal 2007, with the adoption of SFAS No. 123(R), the Company reduced the deferred stock-based compensation balance of $0.3 million against "Additional paid-in capital," which is a separate component of stockholders' equity in the Consolidated Balance Sheets.

Other Compensation

In connection with the Snap Appliance acquisition in July 2004, a management incentive program was established to pay former employees of Snap Appliance cash payments totaling $13.8 million, which was paid over a two-year period through the second quarter of fiscal 2007. Payments under the management incentive program were expensed as employees met their employment obligations or were recorded as part of the Snap Appliance acquisition-related restructuring for involuntarily terminations by the Company.

Note 9. Commitments and Contingencies

The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2012. As of March 31, 2007, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

                                                                     Future
                                                                     Minimum      Future
                                                                      Lease      Sublease
                                                                    Payments      Income
                                                                   -----------  -----------
                                                                       (in thousands)
2008                                                              $     6,888  $     3,517
2009                                                                    3,583          943
2010                                                                    2,795          275
2011                                                                    2,281           17
2012                                                                    1,397           --
2013 and thereafter                                                        --           --
                                                                   -----------  -----------
Total                                                             $    16,944  $     4,752
                                                                   ===========  ===========

Net rent expense was approximately $2.5 million, $3.5 million and $2.9 million during fiscal years 2007, 2006 and 2005, respectively.

The Company invests in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2007, the carrying value of such investments aggregated $2.0 million. The Company has also committed to provide additional funding of up to $0.1 million.

The Company was subject to IRS audits for its fiscal years 1994 through 2003. During the third quarter of fiscal 2007, the Company reached resolution with the United States taxing authorities on all outstanding audit issues. However, the tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its consolidated financial statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

The Company is a party to litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

In connection with the Company's acquisitions of Snap Appliance, Eurologic, Elipsan Limited ("Elipsan"), and Platys Communications, Inc. ("Platys"), portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back (the "Holdbacks") for unknown liabilities that may have existed as of the acquisition dates. As of March 31, 2007, the Company asserted claims against the Eurologic Holdback totaling $1.5 million. In fiscal 2007, the Company resolved all outstanding claims against the Snap Appliance Holdback. The remainder of the Platys Holdback of $0.7 million was paid in the second quarter of fiscal 2007. The Elipsan Holdback of $2.0 million and a portion of the Snap Appliance Holdback were paid in the second quarter of fiscal 2006.

Note10. In-process Technology

As part of the purchase accounting for the Snap Appliance acquisition, certain amounts of the purchase price were allocated to acquired in-process technology based on established valuation techniques in the high-technology computer industry and written off for $2.2 million in the second quarter of fiscal 2005 because technological feasibility had not been established and no alternative future uses existed.

Note 11. Restructuring Charges

During fiscal years 2007, 2006 and 2005, the Company recorded restructuring charges of $3.7 million, $10.4 million and $5.9 million, respectively. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments, but rather managed at the corporate level. The restructuring plans are discussed in detail below.

Fiscal 2007 Restructuring Plans

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure the Company's operations by simplifying its infrastructure. These restructuring plans eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce its cost structure, which resulted in a charge of $3.9 million in fiscal 2007. In addition, the Company recorded minimal provision adjustments related to asset impairments, which were partially offset by a reduction for severance and benefits as actual results were lower than anticipated.

The following table sets forth an analysis of the components of the fiscal 2007 restructuring plans, which includes the charge, provision adjustments and payments made against the reserve through March 31, 2007:

                                                                   Severance
                                                                      And          Other
                                                                    Benefits      Charges        Total
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Restructuring provision                                          $      3,808  $        101  $      3,909
Provision adjustment                                                      (74)          124            50
Non-cash charges                                                           --          (225)         (225)
Cash paid                                                              (3,545)           --        (3,545)
                                                                  ------------  ------------  ------------
Reserve balance at March 31, 2007                                $        189  $         --  $        189
                                                                  ============  ============  ============

The Company anticipates that the remaining restructuring reserve balance of $0.2 million will be substantially paid off by the third quarter of fiscal 2008.

Fiscal 2006 Restructuring Plans

In the third and fourth quarters of fiscal 2006, management approved and initiated plans to restructure the Company's operations by simplifying the Company's infrastructure. These restructuring plans eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce the Company's cost structure, and the sale of the Company's Singapore manufacturing facility. This resulted in a restructuring charge of $9.8 million in fiscal 2006 and minimal provision adjustments in fiscal 2007, as actual results for severance and benefits were lower than anticipated.

The following table sets forth an analysis of the components of the fiscal 2006 restructuring plans, which includes the charge, provision adjustments and payments made against the reserve through March 31, 2007:

                                                                   Severance
                                                                      And          Other
                                                                    Benefits      Charges        Total
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Restructuring provision                                          $      9,141  $        695  $      9,836
Cash paid                                                              (7,956)         (156)       (8,112)
                                                                  ------------  ------------  ------------
Reserve balance at March 31, 2006                                       1,185           539         1,724
Provision adjustment                                                      (34)           --           (34)
Cash paid                                                              (1,080)         (335)       (1,415)
                                                                  ------------  ------------  ------------
Reserve balance at March 31, 2007                                $         71  $        204  $        275
                                                                  ============  ============  ============

The Company anticipates that the remaining restructuring reserve balance of $0.3 million will be substantially paid off by the second quarter of fiscal 2008, primarily attributable to longer term lease obligations.

Fiscal 2005 Restructuring Plans

In each quarter of fiscal 2005, the Company implemented restructuring plans to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of Snap Appliance and the strategic alliance with Vitesse Semiconductor Corporation ("Vitesse") and costs pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Germany and United Kingdom. This resulted in a restructuring charge of $5.8 million, of which $5.2 million related to the involuntary termination of employees in all functions of the organization and $0.6 million related to the estimated loss on the Company's facilities in fiscal 2005. During fiscal years 2006 and 2005, the Company recorded adjustments to the fiscal 2005 restructuring plan of $(0.4) million and $(0.2) million, respectively, related to the reduction for severance and benefits as actual results were lower than anticipated and a reduction of lease costs related to the estimated loss on the Company's facilities. As of March 31, 2006, the Company had utilized all of these charges and the plans are now complete.

Previous Restructuring Plans

In fiscal years 2003, 2002 and 2001, the Company's management implemented restructuring plans to reduce expenses, streamline operations and improve operating efficiencies. The Company has substantially completed its execution of these plans. The remaining accrual balance related to the estimated loss on facilities that the Company subleased in Florida and California through April 2008, the end of the lease term. The estimated loss represents the estimated future obligations for the non-cancelable lease payments, net of the estimated future sublease income. During fiscal years 2007, 2006 and 2005, the Company recorded adjustments to these plans for $(0.2) million, $0.8 million and $0.5 million, respectively.

The following table sets forth the activity in the accrued restructuring balances related to the fiscal years 2003, 2002 and 2001 restructuring plans for lease obligations at March 31, 2007:

                                        FY 2003         FY 2002         FY 2001
                                     Restructuring   Restructuring   Restructuring
                                          Plan            Plan            Plan         Total
                                     --------------  --------------  --------------  ---------
                                                             (in thousands)
Reserve balance at March 31, 2005   $           56  $          271  $          966  $   1,293
Provision adjustment                           154             411             238        803
Cash paid                                      (96)           (290)           (663)    (1,049)
                                     --------------  --------------  --------------  ---------
Reserve balance at March 31, 2006              114             392             541      1,047
Provision adjustment                             8            (107)           (115)      (214)
Cash paid                                      (94)           (199)           (234)      (527)
                                     --------------  --------------  --------------  ---------
Reserve balance at March 31, 2007   $           28  $           86  $          192  $     306
                                     ==============  ==============  ==============  =========

Acquisition-Related Restructuring

During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities of $6.7 million were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges" in the Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional estimated loss related to the facilities that the Company subleased. As of March 31, 2007, the Company had utilized $4.8 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.1 million will be paid out by the third quarter of fiscal 2012.

The following table sets forth the activity in the accrued restructuring balance related to the Snap Appliance acquisition-related restructuring plan for fiscal 2007:

                                                                   Severance
                                                                      And          Other
                                                                    Benefits      Charges        Total
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Reserve balance at March 31, 2006                                $         46  $      2,489  $      2,535
Cash paid                                                                 (46)         (368)         (414)
                                                                  ------------  ------------  ------------
Reserve balance at March 31, 2007                                $         --  $      2,121  $      2,121
                                                                  ============  ============  ============

Note 12. Other Charges (Gains)

Other charges (gains) primarily consisted of asset impairment charges related to certain properties or assets and a minority investment. Other charges (gains) also included charges associated with the Company's strategic alliances with ServerEngines LLP ("ServerEngines") and Vitesse.

Fiscal 2007 Other Charges (Gains)

The Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 5) and $0.7 million for legal and consulting fees incurred in connection with its efforts that had been undertaken to sell the Snap Server portion of its systems business, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations in fiscal 2007.

The Company holds minority investments in certain non- public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when the impairment is deemed to be other-than-temporary. Circumstances that indicate an other-than-temporary decline include the length of time and the extent to which the market value has been lower than cost. The Company recorded an impairment charge of $0.9 million in fiscal 2007 related to a decline in the value of a minority investment deemed to be other-than- temporary.

Fiscal 2006 Other Charges (Gains)

The Company recorded asset impairment charges of $10.0 million related to certain acquisition-related intangible assets (Note 5). On December 23, 2005, the Company entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, the Company sold certain manufacturing assets, buildings and improvements and inventory located in Singapore to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million). In connection with this agreement, the Company recorded a loss on disposal of assets of $1.6 million that was recorded in fiscal 2006 in "Other charges (gains)" in the Consolidated Statements of Operations.

Fiscal 2005 Other Charges (Gains)

On March 16, 2005, the Company entered into a strategic alliance with ServerEngines, to develop and market the next generation IP storage products. Under the terms of the alliance, ServerEngines employed 33 of the Company's former engineering employees and licensed certain technology and acquired certain assets related to the Company's iSCSI and TCP/IP offload protocol engines. On January 26, 2005, the Company entered into a strategic alliance with Vitesse to develop and market the next generation SAS products. Under the terms of the alliance, Vitesse employed 44 of the Company's former engineering employees and licensed certain SAS technology and assets related to the Company's development of SAS ROC products. As a result, the Company incurred charges in fiscal 2005 of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the ServerEngines and Vitesse alliances, respectively.

In fiscal 2004, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. This resulted in an impairment charge of $5.0 million to reduce the carrying value of these properties classified as assets held for sale to fair value less cost to sell. In October 2004, the Company completed the sale of these properties with net proceeds from the sale of the properties aggregating $9.6 million, which exceeded the Company's final revised fair value of $6.8 million. As a result, a gain of $2.8 million on the sale of buildings was recorded in fiscal 2005 under "Other charges (gains)" in the Consolidated Statements of Operations.

Note 13. Interest and Other Income

The components of interest and other income for all periods presented were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Interest income                                                  $     24,362  $     16,861  $     11,799
Payment of license fee with NSE                                            --            --        (1,692)
Realized loss on repatriation (Note 3)                                     --            --        (4,466)
Gain (loss) on extinguishment of debt, net (Note 7)                        --           (79)           --
Foreign currency transaction gains (losses)                               963          (301)          692
Interest on tax refunds                                                    --            --           691
Other                                                                     293         1,140         1,345
                                                                  ------------  ------------  ------------
Total                                                            $     25,618  $     17,621  $      8,369
                                                                  ============  ============  ============

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

Note 14. Income Taxes

The components of income (loss) from continuing operations before provision for (benefit from) income taxes for all periods presented were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Income (loss) from continuing operations before taxes:
    Domestic                                                     $    (25,693) $   (100,872) $    (77,444)
    Foreign                                                           (13,165)      (33,352)         (626)
                                                                  ------------  ------------  ------------
                                                                 $    (38,858) $   (134,224) $    (78,070)
                                                                  ============  ============  ============

The components of the provision for (benefit from) income taxes from continuing operations for all periods presented were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Federal:
    Current                                                      $    (51,610) $        644  $        981
    Deferred                                                               --           313        42,393
                                                                  ------------  ------------  ------------
                                                                      (51,610)          957        43,374
                                                                  ------------  ------------  ------------
Foreign:
    Current                                                            (4,206)         (594)        1,902
    Deferred                                                              (79)         (313)         (215)
                                                                  ------------  ------------  ------------
                                                                       (4,285)         (907)        1,687
                                                                  ------------  ------------  ------------
State:
    Current                                                            (7,809)        1,558        (2,047)
    Deferred                                                               --            --         8,561
                                                                  ------------  ------------  ------------
                                                                       (7,809)        1,558         6,514
                                                                  ------------  ------------  ------------
Provision for (benefit from) income taxes                        $    (63,704) $      1,608  $     51,575
                                                                  ============  ============  ============

The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
Federal statutory rate                                                  (35.0)%       (35.0)%       (35.0)%
State taxes, net of federal benefit                                      (1.1)%         1.2%         8.3%
Foreign subsidiary income at other than the U.S tax rate                 (2.7)%         8.2%        14.0%
Change in valuation allowance                                            29.4%        16.4%        62.3%
Changes in tax reserves                                                (148.9)%         0.5%       (24.2)%
OID Interest                                                            (11.8)%        (3.2)%        (5.0)%
Stock-based compensation                                                 (6.1)%          -- %          -- %
Acquisition related impairment charges                                     -- %        17.0%        24.3%
Impact of repatriation of foreign earnings                                 -- %        (0.1)%        22.5%
Research and development credits                                           -- %        (2.5)%        (3.6)%
Other                                                                    12.3%        (1.3)%         2.4%
                                                                  ------------  ------------  ------------
Effective income tax rate                                              (163.9)%         1.2%        66.0%
                                                                  ============  ============  ============

The Company's subsidiary in Singapore operated under a tax holiday through March 31, 2006. As a result of the Company's divestiture of its manufacturing operations in Singapore, the Company terminated its tax holiday status and restructured its foreign operations and international tax structure. The Company does not expect these changes, in and of themselves, to cause its worldwide effective tax rate to differ materially.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings subject to certain limitations by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, the Company repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The one-time deduction was allowed to the extent that the repatriated amounts were used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If the Company does not spend the repatriated funds in accordance with its reinvestment plan, the Company may incur additional tax liabilities. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $255.1 million since these earnings are intended to be reinvested indefinitely. Although the Company does not have any current plans to repatriate the remaining undistributed earnings from its foreign subsidiaries to its United States parent company, if the Company were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred upon such repatriation.

The significant components of the Company's deferred tax assets and liabilities at March 31, 2007 and 2006 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
Deferred tax assets:
    Intangible technology                                         $    45,957  $    42,245
    Research and development tax credits                               34,854       15,768
    Net operating loss carryover                                       15,435       17,742
    Capitalized research and development                                4,779        5,177
    Compensatory and other accruals                                     5,743        8,076
    Restructuring charges                                               1,162        2,117
    Foreign tax credits                                                13,609        1,960
    Deferred revenue                                                    1,874        1,653
    Inventory reserves                                                  3,500        1,195
    Uniform capitalization adjustment                                    1010          373
    Other, net                                                           1611          836
                                                                   -----------  -----------
Gross deferred tax assets                                             129,534       97,142
                                                                   -----------  -----------

Deferred tax liabilities:
    Acquisition-related charges                                        (3,553)      (5,616)
    Fixed assets accrual                                               (1,782)          --
                                                                   -----------  -----------
Gross deferred tax liability                                           (5,335)      (5,616)
                                                                   -----------  -----------
Valuation allowance                                                  (124,070)     (91,476)
                                                                   -----------  -----------
Net deferred tax assets (liabilities)                             $       129  $        50
                                                                   ===========  ===========

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2007 and 2006, the Company's analysis of its deferred tax assets demonstrated that it was more likely than not that substantially all of its U.S. deferred tax assets would not be realized, resulting in a valuation allowance for deferred tax assets of $124.1 million and $91.5 million, respectively. Factors that led to this conclusion included, but were not limited to, the Company's past operating results, cumulative tax losses in the United States, and uncertain future income on a jurisdiction by jurisdiction basis.

As of March 31, 2007 the Company had net operating loss carryforwards of $45.9 million for federal and $50.5 million for state purposes that expire in various years beginning in 2019 for federal and 2016 for state purposes. The Company had research and development credits of $26.0 million for federal purposes that expire in various years beginning in 2019 and $8.9 million credits for state purposes that carry forward indefinitely until fully exhausted. The Company had foreign tax credits of $13.6 million that expire in various years beginning in 2009. Of the federal net operating loss carryforwards, $9.4 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

The Company's tax related liabilities were $9.6 million at March 31, 2007 and $46.7 million at March 31, 2006. The Company's tax related assets were $21.2 million at March 31, 2007 and $ 2.8 million at March 31, 2006. The changes in tax related assets and liabilities are primarily the result of the Company reaching resolution with the IRS on all prior year's open audit issues during fiscal 2007. Tax related liabilities are primarily composed of the accrual and release of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan and Germany. The amount of the tax related assets and liabilities were based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment. In fiscal years 2007 and 2005, reversals of previously accrued taxes were released and totaled $60.2 million and $26.4 million, respectively, as the result of favorable outcomes of certain United States and Singapore tax controversies. There was no reversal impact on previously accrued taxes in fiscal 2006. The Company also continuously reviews its tax related liabilities to ensure that they are appropriate by considering tax controversy factors such as the period covered by the cause of action, the degree of probability of an unfavorable outcome, its ability to reasonably estimate the liability, the timing of the liability and how it will impact the Company's other tax attributes. At March 31, 2007, the Company believed that the tax related assets and liabilities recorded on its Consolidated Balance Sheet were sufficient to cover all known tax exposures.

Note 15. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock-based awards and warrants, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                  (in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations - basic                 $     24,846  $   (135,832) $   (129,645)
Income (loss) from discontinued operations - basic                      5,997       (12,600)      (15,461)
                                                                  ------------  ------------  ------------
Net income (loss) - basic                                        $     30,843  $   (148,432)     (145,106)
                                                                  ------------  ------------  ------------
Adjustment:
Adjustment for interest expense on 3/4% Notes, net of taxes      $      3,062  $         --  $         --
                                                                  ------------  ------------  ------------

Adjusted income (loss) from continuing operations - diluted      $     27,908  $   (135,832) $   (129,645)
Adjusted income (loss) from discontinued operations - diluted           5,997       (12,600)      (15,461)
                                                                  ------------  ------------  ------------
Adjusted net income (loss) - diluted                             $     33,905  $   (148,432) $   (145,106)
                                                                  ============  ============  ============

Denominator:
Weighted average shares outstanding - basic                           116,602       113,405       110,798
Effect of dilutive securities:
    Employee stock options and other                                      864            --            --
    3/4% Notes                                                         19,224            --            --
                                                                  ------------  ------------  ------------
Weighted average shares and potentially dilutive common shares
outstanding - diluted                                                 136,690       113,405       110,798
                                                                  ============  ============  ============

Income (loss) per share:
    Basic:
        Continuing operations                                    $       0.21  $      (1.20) $      (1.17)
        Discontinued operations                                  $       0.05  $      (0.11) $      (0.14)
        Net income (loss)                                        $       0.26  $      (1.31) $      (1.31)
    Diluted:
        Continuing operations                                    $       0.20  $      (1.20) $      (1.17)
        Discontinued operations                                  $       0.04  $      (0.11) $      (0.14)
        Net income (loss)                                        $       0.25  $      (1.31) $      (1.31)

Diluted loss per share from continuing operations, discontinued operations and net loss for fiscal years 2006 and 2005 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for fiscal 2007 because their inclusion would have been anti-dilutive. The items excluded for fiscal years 2007, 2006 and 2005 were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Outstanding stock options                                              11,745        15,934        15,498
Outstanding restricted stock awards and units                               2            --            --
Warrants (1)                                                           19,871        19,874        19,874
3/4% Notes                                                                 --        19,224        19,224
3% Notes                                                                  646           950         2,298

________________________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. See Note 7 for further details.

Note 16. IBM Distribution Agreement, ServeRAID Agreement and Patent Cross-License Agreement

In December 2004, the Company entered into a distribution agreement on its RAID controllers and connectivity products sold for IBM iSeries and pSeries servers. The agreement was made through an amendment to the Company's existing i/p Series RAID supply and intellectual property agreement entered into June 2004). The distribution agreement was accounted for as a standalone transaction as it was not contemplated at the time the Company entered into the original IBM i/p Series RAID transaction.

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

The fixed consideration for the distribution agreement of $52.1 million was recorded as an asset to "Prepaid expenses" and "Other long-term assets" in the Consolidated Balance Sheets at March 31, 2005 and the amortization was being included in "Net revenues" in the Consolidated Statements of Operations over a four-year period, reflecting the pattern in which the economic benefits of the assets expected to be realized. The royalty-based fee per unit was calculated using the average net sales price for units sold within the quarter and baseline royalty rates subject to certain adjustment factors. The amortization of the fixed consideration and the royalty-based payments were being recorded as a reduction to revenue in the period the units were sold. On September 30, 2005, the Company sold the IBM i/p Series RAID Business to IBM. As a result, the distribution agreement was cancelled as part of the sale.

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

In connection with the IBM i/p Series RAID acquisition in June 2004, the Company issued a warrant to IBM to purchase 250,000 shares of the Company's common stock at an exercise price of $8.13 per share. The warrant had a term of 5 years from the date of issuance and is immediately exercisable. The warrant was valued at $1.1 million, net of registration costs, using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of 5 years.

In March 2002, the Company entered into a non- exclusive, perpetual technology licensing agreement and a product supply agreement with IBM. The product supply agreement had an exclusive three-year term, which was amended in fiscal 2005 to change the nature of the agreement to be non-exclusive during the extended two-year term. The technology licensing agreement grants the Company the right to use IBM's ServeRAID technology for the Company's internal and external RAID products. Under the product supply agreement, the Company supplied RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. The agreement did not contain minimum purchase commitments from IBM.

In consideration, the Company paid IBM a non- refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of the Company's common stock at an exercise price $15.31 per share. The warrant had a term of five years from the date of issuance and was immediately exercisable; however, the warrant expired unexercised in March 2007. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The Company allocated $12.0 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to the Company's OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon the Company's estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee shall be included in "Net revenues" and "Costs of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

In May 2000, the Company entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002. Under the agreement, the Company obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, the Company granted IBM a license to use all of the Company's patents for the same period. In consideration, the Company paid an aggregate patent fee of $13.3 million. The patent license fee is being amortized over the period from January 1, 2000 through June 30, 2007. A number of the licensed patents have either expired or are no longer significant to the Company's product portfolio. If the Company should determine that it is necessary to extend the term of the patent license beyond June 30, 2007, the Company believes that it will be able to reach agreement with IBM for such an extension, without interruption to its business operations.

Note 17. Guarantees

Intellectual Property and Other Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has agreements whereby it indemnifies its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, the Company maintains a Director and Officer insurance policy which may cover all or a portion of the liabilities arising from its obligation to indemnify its directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements. Therefore, no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in fiscal years 2007 and 2006.

A reconciliation of the changes to the Company's warranty accrual for fiscal years 2007 and 2006 was as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
Balance at beginning of period                                    $     2,051  $     2,084
Warranties provided                                                     3,770        5,028
Actual costs incurred                                                  (4,871)      (5,061)
                                                                   -----------  -----------
Balance at end of period                                          $       950  $     2,051
                                                                   ===========  ===========

Note 18. Segment, Geographic and Significant Customer Information

Segment Information

During the first quarter of fiscal 2007, as a result of retaining the Snap Server portion of the systems business, the Company reorganized its internal organization structure and identified SSG as a new segment, in addition to its existing segments. Following the reorganization, the Company operated in three segments: DPS, SSG and DSG.  A description of the types of customers or products and services provided by each segment is as follows:

  DPS provides data protection storage products and currently sells all of its storage technologies, including ASICs, board-level products, RAID controllers, internal enclosures and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels.

  SSG provides storage systems for the protection of both file and block data, which are known as "Snap Server by Adaptec" products, including NAS hardware and related backup, replication, and management software. The Company sells these products to VARs and end users through its network of distribution partners, solution providers and VARs.

  DSG provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs. The Company sold these products to retailers, OEMs and distributors.

The unallocated corporate income and expenses, which are in the "Other" category, include amortization of acquisition-related intangible assets, write-off of acquired in-process technology, restructuring charges, goodwill impairment, other charges (gains), interest and other income, interest expense, all administrative expenses and certain research and development, selling and marketing expenses.

Summarized financial information on the Company's segments, under the new organizational structure, is shown in the following table. The segment financial data for fiscal years 2007, 2006 and 2005 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for fiscal years 2007, 2006 and 2005:

                               DPS        SSG        DSG       Other      Total
                            ---------  ---------  ---------  ---------  ---------
                                                 (in thousands)
Fiscal 2007:
Net revenues               $ 209,944  $  28,060  $  17,204  $      --  $ 255,208
Segment income (loss)         34,366     (7,022)     1,606    (67,808)   (38,858)
Fiscal 2006:
Net revenues               $ 276,203  $  33,997  $  33,942  $      --  $ 344,142
Segment income (loss)         60,015     (4,949)    (2,032)  (187,258)  (134,224)
Fiscal 2005:
Net revenues               $ 332,925  $  31,259  $  38,332  $      --  $ 402,516
Segment income (loss)         72,450     (1,387)     4,788   (153,921)   (78,070)

The following table presents the details of unallocated corporate income and expenses for fiscal years 2007, 2006 and 2005:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Unallocated corporate expenses, net                              $    (71,610) $    (88,930) $    (97,773)
Write-off of acquired in-process technology                                --            --        (2,200)
Restructuring charges                                                  (3,711)      (10,430)       (5,896)
Goodwill impairment                                                        --       (90,602)      (52,272)
Other charges (gains)                                                 (14,700)      (11,603)          290
Interest and other income                                              25,618        17,621         8,369
Interest expense                                                       (3,405)       (3,314)       (4,439)
                                                                  ------------  ------------  ------------
Total                                                            $    (67,808) $   (187,258) $   (153,921)
                                                                  ============  ============  ============

With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, the Company decided in fiscal 2007 not to invest further in its DSG segment. As a result, the Company wound down the business throughout fiscal 2007 and exited it at March 31, 2007. The remaining SCSI products from its DSG segment will be included with its DPS segment beginning in the first quarter of fiscal 2008.

The following table presents net revenues by countries based on the location of the selling entities:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2007          2006          2005
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
United States                                                    $    115,064  $    139,335  $    161,666
Singapore                                                              91,602       204,969       240,830
Ireland                                                                48,603            --            --
Other countries                                                           (61)         (162)           20
                                                                  ------------  ------------  ------------
Total                                                            $    255,208  $    344,142  $    402,516
                                                                  ============  ============  ============

The following table presents net property and equipment by countries based on the location of the assets:

                                                                         March 31,
                                                                   ------------------------
                                                                      2007         2006
                                                                   -----------  -----------
                                                                       (in thousands)
United States                                                     $    14,803  $    28,305
Singapore                                                                 254          723
Other countries                                                           795        1,637
                                                                   -----------  -----------
Total                                                             $    15,852  $    30,665
                                                                   ===========  ===========

Note 19. Supplemental Disclosure of Cash Flows

                                                                                       Years Ended March 31,
                                                                               -------------------------------
                                                                                 2007       2006       2005
                                                                               ---------  ---------  ---------
                                                                                          (in thousands)
Interest paid                                                                 $   4,150  $   3,301  $   4,308
Income taxes paid                                                                 1,369     15,856      2,679
Income tax refund received                                                        2,563         64        964
Non-cash investing and financial activities:
Deferred stock-based compensation                                                    --         --      3,598
Adjustment for deferred stock-based compensation                                   (319)      (444)      (563)
Common stock issued for acquisitions                                                 --         --      3,464
Unrealized gain (loss) on available-for-sale securities                           3,792     (2,687)    (2,732)

Note 20. Comparative Quarterly Financial Data (unaudited)

The following table summarized the Company's quarterly financial data:

                                                        Quarters
                                     ------------------------------------------
                                       First     Second      Third     Fourth      Year
                                     ---------  ---------  ---------  ---------  ---------
                                              (in thousands, except per share amounts)
Fiscal 2007:
Net revenues                        $  69,071  $  73,553  $  60,650  $  51,934  $ 255,208
Gross profit                           22,270     26,543     14,843     17,578     81,234
Income (Loss) from continuing operati (24,824)    48,757      5,077     (4,164)    24,846
Income (loss) from discontinued
operations, net of taxes                1,554      2,308      1,301        834      5,997
Net income (loss)                     (23,270)    51,065      6,378     (3,330)    30,843
Net loss per share:
    Basic
        Continuing operations       $   (0.21) $    0.42  $    0.04  $   (0.04) $    0.21
        Discontinued operations     $    0.01  $    0.02  $    0.01  $    0.01  $    0.05
        Net income (loss)           $   (0.20) $    0.44  $    0.05  $   (0.03) $    0.26
    Diluted
        Continuing operations       $   (0.21) $    0.36  $    0.04  $   (0.04) $    0.20
        Discontinued operations     $    0.01  $    0.02  $    0.01  $    0.01  $    0.04
        Net income (loss)           $   (0.20) $    0.38  $    0.05  $   (0.03) $    0.25
Shares used in computing net
income (loss) per share:
    Basic                             115,609    116,325    116,959    117,516    116,602
    Diluted                           115,609    136,735    137,330    117,516    136,690

Fiscal 2006:
Net revenues                        $  83,813  $  92,588  $  86,647  $  81,094  $ 344,142
Gross profit                           24,088     30,129     30,170     29,506    113,893
Loss from continuing operations       (14,060)   (99,862)    (6,098)   (15,812)  (135,832)
Income (loss) from discontinued
operations, net of taxes              (21,913)    (5,944)     2,837     12,420    (12,600)
Net loss                              (35,973)  (105,806)    (3,261)    (3,392)  (148,432)
Net loss per share:
    Basic
        Continuing operations       $   (0.13) $   (0.88) $   (0.05) $   (0.14) $   (1.20)
        Discontinued operations     $   (0.19) $   (0.05) $    0.02  $    0.11  $   (0.11)
        Net income (loss)           $   (0.32) $   (0.94) $   (0.03) $   (0.03) $   (1.31)
    Diluted
        Continuing operations       $   (0.13) $   (0.88) $   (0.05) $   (0.14) $   (1.20)
        Discontinued operations     $   (0.19) $   (0.05) $    0.02  $    0.11  $   (0.11)
        Net income (loss)           $   (0.32) $   (0.94) $   (0.03) $   (0.03) $   (1.31)
Shares used in computing net
income (loss) per share:
    Basic                             112,445    112,965    113,531    114,678    113,405
    Diluted                           112,445    112,965    113,531    114,678    113,405

In the first quarter of fiscal 2007, there was a reclassification from previously reported amounts as the Company decided to retain the Snap Server portion of the systems business, which had previously been classified as discontinued operations. Accordingly, the Company has reclassified the financial statements and related disclosures for all periods presented to reflect this business as continuing operations.

In the first quarter of fiscal 2007, the Company recorded an impairment charge of $13.2 million related to the Snap server portion of its systems business, recorded stock-based compensation in accordance with SFAS No. 123(R) of $2.6 million and implemented a restructuring plan. In second quarter of fiscal 2007, the Company recorded stock-based compensation in accordance with SFAS No. 123(R) of $2.0 million, received a discrete tax benefit of $46.0 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, including the resolution of the Company's fiscal 1997 U.S. Tax Court Litigation and implemented a restructuring plan. In the third quarter of fiscal 2007, the Company recorded inventory-related charges of $7.8 million, recorded stock-based compensation in accordance with SFAS No. 123(R) of $2.2 million and received a discrete tax benefit of $12.9 million primarily attributable to the settlement of certain tax disputes with the U.S. taxing authorities, including the resolution of its fiscal 2002 and fiscal 2003 IRS audit cycle. In the fourth quarter of fiscal 2007, the Company recorded stock-based compensation in accordance with SFAS No. 123(R) of $1.7 million and recorded a write-down of a minority investment of $0.9 million (Note 12). In the second quarter of fiscal 2006, the Company recorded an impairment charge of $90.6 million to write-off goodwill (Note 5). In the third quarter of fiscal 2006, the Company recorded a loss on disposal of assets of $1.5 million (Note 12) and implemented a restructuring plan. In the fourth quarter of fiscal 2006, the Company recorded an impairment charge of $10.0 million to write-down the systems business' long-lived assets to fair value (Note 5) and implemented a restructuring plan. These actions affect the comparability of this data.

Note 21. Glossary (Unaudited)

The following is a list of business related acronyms that are contained within this Annual Report on Form 10-K. They are listed in alphabetical order.

  AFP: Apple Filing Protocol
  ASIC: Application Specific Integrated Circuit
  ATA: Advanced Technology Attachment
  CD: Compact Discs
  CIFS: Common Internet File System
  DAS: Direct Attached Storage
  DPS: Data Protection Solutions
  DSG: Desktop Solutions Group
  DVD: Digital Versatile Discs
  EDR: Enterprise Data Replicator
  ESPP: Employee Stock Purchase Plan
  FC/IP: Fibre Channel over Internet Protocol
  FTP: File Transfer Protocol
  HBA: Host Bus Adapter
  HTTP: Hypertext Transfer Protocol
  I/O: Input/Output
  IP: Internet Protocol
  IPsec: Internet Protocol Security
  IRS: Internal Revenue Service
  iSCSI: Internet SCSI
  IT: Information Technology
  NAS: Network Attached Storage
  NFS: Network File System
  ODM: Original Design Manufacturers
  OEM: Original Equipment Manufacturer
  OS: Operating System
  PC: Personal Computer
  PCI: Peripheral Component Interconnect
  PCIe: Peripheral Component Interconnect Express
  PCI-X: Peripheral Component Interconnect Extended
  RAID: Redundant Array of Independent Disks
  ROC: Raid on Chip
  SAN: Storage Area Networks
  SAS: Serial Attached SCSI
  SATA: Serial Advanced Technology Attachment
  SCSI: Small Computer System Interface
  SMBs: Small and Medium Businesses
  SMI-S: Storage Management Initiative Specification
  SSG: Storage Solutions Group
  TCP/IP: Transmission Control Protocol/Internet Protocol
  TOE: TCP/IP Offload Engine
  Ultra DMA: Ultra Direct Memory Access
  UPS: Uninterruptible Power Supply
  USB: Universal Serial Bus
  VAR: Value Added Reseller
  VHS: Video Home System
  WAN: Wide Area Network

The following is a list of accounting rules and regulations and related regulatory bodies referred to within this Annual Report on Form 10-K. They are listed in alphabetical order.

  APB: Accounting Principles Board
  APB Opinion No. 25: Accounting for Stock Issued to Employees
  EITF: Emerging Issues Task Force
  EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations
  EITF No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services
  EITF No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's own Stock
  FASB: Financial Accounting Standards Board
  FIN: FASB Interpretation Number
  FIN 44: Accounting for Certain Transactions Involving Stock Compensation
  FIN 48: Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25
  FSP: FASB Staff Position
  FSP No. 123(R)-3: Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards
  SAB: Staff Accounting Bulletins
  SAB 107: Share Based Payment
  SAB 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
  SEC: Securities Exchange Commission
  SFAS: Statement of Financial Accounting Standards
  SFAS No. 48: Revenue Recognition When Right of Return Exists
  SFAS No. 109: Accounting for Income Taxes
  SFAS No. 123: Accounting for Stock-Based Compensation
  SFAS No. 123(R): Share Based Payment
  SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities
  SFAS No. 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
  SFAS No. 142: Goodwill and Other Intangible Assets
  SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets
  SFAS No. 146: Accounting for Costs Associated with Exit or Disposal Activities
  SFAS No. 148: Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123
  SFAS No. 155: Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140
  SFAS No.157: Fair Value Measurements
  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities
  SOP: Statement of Position
  SOP No. 97-2: Software Revenue Recognition
  SOP No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions

ADAPTEC, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

                                          Balance at                          Balance at
                                          Beginning                            End of
                                          of Period   Additions   Deletions     Period
                                          ----------  ----------  ----------  ----------
                                                          (in thousands)
Year ended March 31, 2007
    Allowance for doubtful accounts(1)   $      814  $       67  $      362  $      519
    Sales returns(1)                          4,743       9,393      11,737       2,399
    Allowances(1)                             6,067      10,241      13,005       3,303
    Allowance for Deferred Tax Assets        91,476      32,594          --     124,070

Year ended March 31, 2006
    Allowance for doubtful accounts(1)   $    1,029  $        5  $      220  $      814
    Sales returns(1)                          4,199      12,445      11,901       4,743
    Allowances(1)                            10,090      14,350      18,373       6,067
    Allowance for Deferred Tax Assets        67,167      24,309          --      91,476

Year ended March 31, 2005
    Allowance for doubtful accounts(1)   $    1,269  $      132  $      372  $    1,029
    Sales returns(1)                          3,960      15,535      15,296       4,199
    Allowances(1)                             4,727      23,362      17,999      10,090
    Allowance for Deferred Tax Assets            --      67,167          --      67,167

________________________

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

ADAPTEC, INC.

/s/ SUBRAMANIAN SUNDARESH
Subramanian Sundaresh President and Chief Executive Officer
Date: June 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUBRAMANIAN SUNDARESH	President and Chief Executive Officer	June 6, 2007
Subramanian Sundaresh	(principal executive officer)

/s/ CHRISTOPHER O'MEARA	Vice President and Chief Financial Officer	June 6, 2007
Christopher O'Meara	(principal financial officer)

/s/ JOHN M. WESTFIELD	Vice President and Corporate Controller	June 6, 2007
John M. Westfield	(principal accounting officer)

/s/ D. SCOTT MERCER	Chairman	June 6, 2007
D. Scott Mercer

/s/ JON S. CASTOR	Director	June 6, 2007
Jon S. Castor

/s/ JOSEPH S. KENNEDY	Director	June 6, 2007
Joseph S. Kennedy

/s/ ROBERT J. LOARIE	Director	June 6, 2007
Robert J. Loarie

/s/ JUDITH M. O'BRIEN	Director	June 6, 2007
Judith M. O'Brien

/s/ CHARLES J. ROBEL	Director	June 6, 2007
Charles J. Robel

/s/ DR. DOUGLAS E. VAN HOUWELING	Director	June 6, 2007
Dr. Douglas E. Van Houweling

INDEX TO EXHIBITS

			Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

2.01		Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02		Amended and Restated Bylaws of the Company	8-K	000-15701	3.01	12/18/06
4.01		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.02		Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.03		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.04		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.05		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.06		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
10.01	+	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	+	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	+	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.04	+	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	10-Q	000-15071	10.01	11/03/03
10.05	+	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.06	+

Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.

			10-K	000-15071	(B)	(B)
10.07	+	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.08	+	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.09	+	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.10	+	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.11		License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.14	06/27/00
10.12		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.21	06/24/02
10.13		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.14	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	8-K	000-15071	99.1	01/24/03
10.15		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.16	+	2004 Equity Incentive Plan, as amended on August 24, 2006	8-K	000-15071	99.01	8/30/06
10.17	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.18	+	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.19	+	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.20	+	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.21	+	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.22	+	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.23	+	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.24	+	Employment Agreement of Subramanian "Sundi" Sundaresh, effective as of September 21, 2005	8-K	000-15071	10.01	09/27/05
10.25	+	Employment Agreement Addendum of Mr. Subramanian Sundaresh, effective as of November 14, 2005	8-K/A	000-15071	10.01	11/17/05
10.26	+	Employment Agreement of Marcus Lowe, effective as of September 21, 2005	8-K	000-15071	10.03	09/27/05
10.27	+	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05
10.28	**	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06
10.29	**	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06
10.30	**	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06
10.31	+	Employment Agreement of Mr. Christopher O'Meara, effective as of March 21, 2006	8-K	000-15071	10.01	03/27/06
10.32	+	Adaptec Incentive Plan, Fiscal 2007	8-K	000-15071	99.01	05/24/06
10.33	**	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among Adaptec, Inc., Sanmina-SCI Corporation and Sanmina-SCI USA, Inc.	10-K	000-15071	10.49	06/14/06
10.34	+	Non-Employee Director Compensation Policy, as amended	10-Q	000-15071	10.1	11/08/06
10.35	+	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	7/28/06
10.36	+	Notice of Restricted Stock Grant and Restricted Stock Agreement under 2006 Director Plan	8-K	000-15071	99.01	09/15/06
10.37	+	Notice of Stock Option Grant and Stock Option Award Agreement under 2006 Director Plan	8-K	000-15701	99.02	09/15/06
10.38	+	Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under 2006 Director Plan	8-K	000-15071	99.03	09/15/06
10.39	+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under 2006 Director Plan	8-K	000-15071	99.04	09/15/06
10.40	+	Offer Letter between the Company and Judith M. O'Brien, dated July 14, 2006	8-K	000-15071	99.01	07/20/06
10.41	+	Offer Letter between the Company and Jon S. Castor, dated July 17, 2006	8-K	000-15071	99.02	07/20/06
10.42	+	Fiscal 2008 Adaptec Incentive Plan	8-K	000-15071	99.1	04/20/07
10.43	+	Executive Employment Agreement of Ted Chen, effective as of May 1, 2007	8-K	000-15071	10.01	05/04/07
10.44	+	Executive Employment Agreement of Manoj Goyal, effective as of May 1, 2007	8-K	000-15071	10.02	05/04/07
10.45	+	Executive Employment Agreement of Russ Johnson, effective as of May 1, 2007	8-K	000-15071	10.03	05/04/07
10.46	+	Executive Employment Agreement of Steve Terlizzi, effective as of May 1, 2007	8-K	000-15071	10.04	05/04/07
10.47	+	Form of Indemnification Agreement entered into between the Company and its officers and directors					X
21.01		Subsidiaries of Registrant					X
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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