Form 10-K/A
period 2007-03-31
ADAPTEC INC
filed 2007-07-27
CIK 709804

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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K/A or any amendment to this Form 10-K/A.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES    ☐        NO    ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $450,685,696 based on the closing sale price of the Registrant's common stock on The NASDAQ Global Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At June 29, 2007, the Registrant had 118,915,957 shares of common stock outstanding, $.001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the year ended March 31, 2007, originally filed on June 6, 2007 (the "Original Filing"). We are filing this Amendment solely to include information required by Part III of Form 10-K, which we originally expected to be incorporated by reference to our definitive proxy statement to be delivered to our stockholders in connection with our 2007 Annual Meeting of Stockholders. This Amendment continues to speak as of the date of the Original Filing, as we have not updated the disclosures contained in the Original Filing to reflect any events that occurred at a later date, other than the updating of the exhibits to include updated Certifications of our Chief Executive Officer and Chief Financial Officer.

The filing of this Amendement shall not be deemed an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

     PDF provided as courtesy

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of our directors, their ages as of the date of this Amendment and certain information about them are set forth below:

Name of Director	Age	Principal Occupation	Director Since
Jon S. Castor (1)(2)	55	Private Investor	2006
Joseph S. Kennedy (1)	61	President and Chief Executive Officer of Omneon, Inc.	2001
Robert J. Loarie (2)	64	Advisory Director of Morgan Stanley & Co.	1981
D. Scott Mercer	56	Private Investor	2003
Judith M. O'Brien (2)(3)	57	Executive Vice President, International Strategy, General Counsel and Secretary of Obopay, Inc.	2006
Charles J. Robel (1)	58	Private Investor	2006
Subramanian "Sundi" Sundaresh	51	President and Chief Executive Officer of Adaptec, Inc.	2005
Douglas E. Van Houweling (3)	63	President and Chief Executive Officer of the University Corporation for Advanced Internet Development	2002

__________________________

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Governance and Nominating Committee Member

Mr. Castor has been a private investor since June 2004. From January 2004 to June 2004, Mr. Castor was an Executive Advisor to the Chief Executive Officer of Zoran Corporation, a provider of digital solutions for applications in the digital entertainment and digital imaging markets, and from August 2003 to December 2003, he was Senior Vice President and General Manager of Zoran's DTV Division. From October 2002 to August 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits and software for digital televisions and printers, which was acquired by Zoran. In 1996, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television integrated circuits, software and systems, where he served in several capacities, including as its Chief Executive Officer and director from November 2000 to October 2002, when it was acquired by Oak Technology. Mr. Castor is also a director and member of the Audit Committee of Genesis Microchip, Inc., and Chairman of the Board of two privately held companies, Artimi, Inc. and Omneon Video Systems, Inc. Mr. Castor is also Chairman of the Compensation Committee and a member of the Audit Committee for Omneon Video Systems, Inc.

Mr. Kennedy has served as the President and Chief Executive Officer of Omneon, Inc., a developer of video media servers for the broadcast industry, since June 2003. From June 1999 until March 2002, he served as President, Chief Executive Officer and Chairman of the Board of Pluris Inc., a developer of Internet routers. Mr. Kennedy was the founder and Chief Executive Officer of Rapid City Communications from February 1996 until that company was acquired by Bay Networks in June 1997, after which time he served as President and General Manager of Bay Networks' switching products division until June 1998. Mr. Kennedy is also a director of two privately held companies.

Mr. Loarie has served as an Advisory Director of Morgan Stanley & Co., a diversified investment firm, since April 2003, as a Managing Director from December 1997 until March 2003, and as a principal of that firm from August 1992 until November 1997. Mr. Loarie also has served as a general partner or managing member of several venture capital investment partnerships or limited liability companies affiliated with Morgan Stanley since August 1992. Mr. Loarie is also a director of a privately held company.

Mr. Mercer has been a private investor since December 2004 and served as our Interim Chief Executive Officer from May 2005 through November 2005. Mr. Mercer has served as the Chairman of our Board of Directors since September 2006. Mr. Mercer served as a Senior Vice President and Advisor to the Chief Executive Officer of Western Digital Corporation, a supplier of disk drives to the personal computer and consumer electronics industries, from February 2004 through December 2004. Prior to that, Mr. Mercer was a Senior Vice President and the Chief Financial Officer of Western Digital Corporation from October 2001 through January 2004. From June 2000 to September 2001, Mr. Mercer served as Vice President and Chief Financial Officer of Teralogic, Inc., a supplier of semiconductors and software to the digital television industry. From June 1996 through May 2000, Mr. Mercer held various senior operating and financial positions with Dell, Inc., a provider of products and services enabling customers to build their information-technology and Internet infrastructures. Mr. Mercer is also a director of Conexant Systems, Inc., Palm, Inc. and SMART Modular Technologies (WWH), Inc.

Ms. O'Brien has served since November 2006 as Executive Vice President, International Strategy, General Counsel and Secretary of Obopay, Inc., a provider of a comprehensive U.S. mobile payment service. From February 2001 to October 2006, she was a Managing Director at Incubic Venture Fund, a venture capital firm. From 1984 until 2001, Ms. O'Brien was a partner with Wilson Sonsini Goodrich & Rosati LLP, a Silicon Valley law firm. Ms. O'Brien is also a director and the Chairperson of the Compensation Committee for Ciena Corporation, a supplier of communications networking equipment, software and services. She also serves on the board of directors of several privately held companies.

Mr. Robel has been a private investor since December 2005. Previously, he was a Managing Member and Chief of Operations for Hummer Winblad Venture Partners, a venture capital firm, from June 2000 to December 2005. Prior to joining Hummer Winblad, Mr. Robel led the High Technology Transaction Services Group of PricewaterhouseCoopers LLP in Silicon Valley from 1995 until 2000 and served as the partner in charge of the Software Industry Group at PricewaterhouseCoopers from 1985 to 1995. Prior to that, Mr. Robel was with PricewaterhouseCoopers in Los Angeles and Phoenix. Mr. Robel is also Chairman of the Board and a member of the Audit Committee at McAfee, Inc., a director and member of the Audit Committee at Informatica Corp. and a director of two privately held companies.

Mr. Sundaresh has served as our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of voice over broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

Dr. Van Houweling has served as the President and Chief Executive Officer of the University Corporation for Advanced Internet Development (UCAID), the formal organization supporting Internet2, since November 1997. Dr. Van Houweling also serves as a professor in the School of Information at the University of Michigan. Before undertaking his responsibilities at UCAID, Dr. Van Houweling was Dean for Academic Outreach and Vice Provost for Information and Technology at the University of Michigan.

AUDIT COMMITTEE

We have an Audit Committee of our Board of Directors, the current members of which are Charles J. Robel (Chair), Jon S. Castor and Joseph S. Kennedy, each of whom is "independent" as defined by the rules of The NASDAQ Stock Market. Our Board of Directors has determined that Mr. Robel qualifies as an "audit committee financial expert," as defined under Item 407(d)(5) of Regulation S-K, by reason of his relevant business experience, which is set forth above, and that each member of the Audit Committee is financially literate, as required by NASDAQ listing standards. Prior to our 2006 Annual Meeting of Stockholders held in September 2006, Joseph S. Kennedy, Ilene H. Lang and Charles J. Robel (Chair) served on our Audit Committee, each of whom was financially literate. Mr. Castor joined the Audit Committee in September 2006 upon the resignation of Ms. Lang from our Board of Directors. The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and retention of our independent registered public accounting firm, which reports to the Audit Committee.

CODE OF CONDUCT

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and including our independent directors who are not our employees, with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission, or SEC, and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy.

The full text of our Code of Business Conduct, Ethics, and Compliance is published on our web site at www.adaptec.com/en-US/company/about/. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

STOCKHOLDER NOMINATIONS OF DIRECTORS

On December 14, 2006, our Board of Directors adopted amended and restated Bylaws for the company, which amendment and restatement includes changes to the dates by which stockholders must submit recommendations for nominees to our Board of Directors, including for our 2007 annual meeting of stockholders. Our new Bylaws establish the notice provisions for director nominations at an annual meeting as not later than the 75th day nor earlier than the 105th day prior to the first anniversary of the prior year's annual meeting. Our prior Bylaws set this notice period at 45 days prior to the date that proxy materials were mailed for the prior year's annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2007.

For additional information with respect to our executive officers, reference is made to Item 4A "Executive Officers of the Registrant" contained in Part I of the Original Filing.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our Named Executive Officers (as defined in the Summary Compensation Table below on page 12) and places in perspective the data presented in the tables and narrative that follow.

Compensation Philosophy and Overview

Our pay programs are designed to attract, retain and motivate a qualified workforce to achieve our financial and strategic objectives. The compensation offerings strive to: pay for performance by rewarding each employee for team results and his/her individual contribution to our success; provide managers with guidelines to make fair and equitable compensation decisions; and effectively balance our financial resources with compensation expense management.

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives' interests with those of our stockholders.

The compensation plans for our executive officers have three principal elements: a base salary which is developed in part by referencing the 50th percentile of the market, cash incentive bonuses linked to achievement of financial and strategic goals and equity-based incentive compensation. In addition, we provide our executive officers a variety of benefits that in most cases are available generally to all of our salaried employees. We view the components of compensation as related but distinct. Although the Compensation Committee of our Board of Directors (the "Committee") reviews the total compensation of our executive officers, we do not believe that significant compensation derived from one component of compensation should necessarily negate or reduce compensation from other components. We do believe that the executive compensation package should be fair and reasonable when taken as a whole.

We have not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation or between cash and non-cash compensation. However, our philosophy is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if our company and our stock price perform well over time. We also believe that, for most technology companies, stock-based compensation is generally the primary motivator in attracting executives rather than base salary or cash bonuses.

We also believe that executive officers should have a greater percentage of their equity compensation in the form of stock options rather than restricted stock or restricted stock unit awards, as stock options have greater risk associated with them than these other equity grants. We believe that our executive officers should have a larger portion of their equity incentive awards at risk as compared with our other employees.

Role of Executive Officers in Compensation Decisions

Mr. Subramanian Sundaresh, our Chief Executive Officer, annually reviews the performance of each of our other executive officers. The conclusions reached by Mr. Sundaresh and his recommendations based on these reviews, including with respect to salary adjustments, incentive awards and equity award amounts, are presented by Mr. Sundaresh to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. The Committee makes all final compensation decisions for each of our executive officers.

Committee meetings typically have included, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer, our Vice President Human Resources, and, as required, our Chief Financial Officer and independent compensation consultant.

Role of the Compensation Committee

The current members of the Committee are Judith O'Brien, who is the Chair of the Committee, Jon Castor and Robert Loarie. Each of Ms. O'Brien and Mr. Castor joined our Board in July 2006 and were appointed to the Committee in September 2006 following the departure of Lucie J. Fjeldstad, the former Chair of the Committee, from our Board in September 2006. Mr. Loarie served on the Committee for all of fiscal 2007.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to make decisions regarding executive officers total compensation, and subject to the approval of the Board our Chief Executive Officer's total compensation.

We establish the base salaries, target annual bonus levels and target annual long-term incentive award values for our executive officers at competitive levels, as measured against a peer group of companies. The Committee reviews our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee's most recent overall compensation review occurred in April 2007.

Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to Adaptec as well as the tax consequences to our employees. We account for equity compensation paid to our employees under SFAS 123(R), which requires us to estimate and record and expense over the service period of the award. The SFAS 123(R) cost of out equity awards is considered by management as part of our equity grant recommendations to the Committee. Our equity grant practices have been impacted by SFAS 123(R), which we adopted in the first quarter of our 2007 fiscal year. Beginning in calendar 2006, we generally reduced our use of stock options and increased our use of restricted stock awards in order to reduce our SFAS 123(R) expense.

Section 162(m) of the Internal Revenue Code places a limit of $1million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our five most highly compensated executive officers. The $1million limit does not apply to compensation that is considered "performance based" under applicable tax rules. Our executive stock options are intended to qualify as "performance-based," so that compensation attributable to those options is fully tax deductible. Although we currently provide compensation to executives in forms that do not meet the requirements for "performance-based" compensation, such as base salary, annual incentive pay and restricted stock, we have no individuals with non-performance based compensation in excess of the Section 162(m) tax deduction limit.

We also consider the tax impact to employees in designing our pay programs, particularly our equity pay programs. For example, while employees generally control the timing of taxation with respect to stock options, the timing of taxation of restricted stock is generally not within the employee's control. As a result, as part of our restricted stock grant program, we provide a "net issue" opportunity to employees to assist them with the tax withholding requirements that apply to restricted stock.

Survey Analysis

We utilize Radford Surveys + Consulting, a business unit of AON Consulting ("Radford"), for comprehensive compensation data. Radford provides a number of compensation surveys to the technology industry, including Benchmark, Executive, Sales, Benefits and International surveys. The surveys compare practices among other high technology companies and cover base salary, cash incentives, stock equity incentive grants and total cash as a percentage of total direct compensation.

Radford offers quarterly summary of industry trends which allows our human resources department to stay current on total compensation trends. We also purchase a Custom Company Report that matches total compensation from a select group of high technology companies identified by our management with annual revenues of $200 million to $500 million.

The companies, which are listed below, were selected based upon their size, industry and executive skill set. Because Adaptec is transitioning from a hardware company to a software and solutions company, the list consist of a variety of companies. In positions outside of engineering and product management, we seek talent within the broader technology industry.

Applied Micro Circuits	Emulex	NetIQ
Ariba	Extreme Networks	Openware
Aspect Software	Foundry Networks	Red Hat
Dolby Laboratories	Informatica	Wind River Systems
Dot Hill Systems	Iomega	Zoran

External Advisor

The Committee has the authority to engage the services of outside advisors. In January 2007, the Committee engaged Compensia, Inc. as an independent advisor to assist the Committee in its review of the fiscal 2008 compensation for executive officers and other elements of our executive pay program. Compensia has not previously performed services for us and provides no services to management.

Executive Compensation Program

Components of our Compensation Program

Base Salary

We set base salaries for our executive officers considering the 50th percentile of the survey results for the high technology market. Our human resources management reviews the Radford Total Company Results survey (comprised of data from companies with $200 million to $1 billion in annual revenues) which shows executives' total compensation results from approximately 150 high technology companies. They also review the Radford Custom Company Results from the peer companies noted above. Human resources management summarizes and presents its findings to Mr. Sundaresh and the Committee. The external executive compensation consultant also reviews the materials and presents additional information to the Committee. Based on the results of these surveys and the input from the executive compensation consultant, the Committee is able to evaluate if our executive officers are paid competitively. Each of our executive officers receives a rating of Exceptional, Successful or Improvement Required. Mr. Sundaresh rates the performance of his direct staff and the Committee rates the performance of Mr. Sundaresh in consultation with the other non-executive directors. Each executive officer also completes a self assessment of his performance.

For fiscal 2007, the base salary for Mr. Sundaresh was $450,000, the base salary for Mr. O'Meara was $325,000, the base salary for Mr. Lowe was $260,000, the base salary for Mr. Goyal was $240,000 and the target annual earnings (which includes base salary plus sales commissions) for Mr. Johnson was $320,000. The salary for each of Messrs. Sundaresh and Lowe was established by the Committee in March 2006 as part of its annual review of the compensation level of our executive officers, with Mr. Sundaresh providing input with respect to the compensation level of Mr. Lowe. Mr. Sundaresh joined Adaptec in May 2005 as our Executive Vice President of Marketing and Product Development at a base salary of $325,000. He was promoted to be our President in June 2005 and received an increase in base pay to $375,000, and became our Chief Executive Officer in November 2005 and received an increase in base pay to $400,000. Mr. Lowe joined Adaptec as our Vice President and General Manager in July 2005 at a base salary of $250,000. The salary of Mr. O'Meara was determined in connection with his hiring as our Chief Financial Officer in March 2006, and the salary of Mr. Goyal was determined in connection with his hiring as our Vice President, Product Development in May 2006. Adaptec uses the Radford Total Company Results (comprised of data from companies with $200 million to $1 billion in annual revenues) to determine a range for appropriate base pay and new hire incentives. Mr. Johnson joined Adaptec in June 1996, has held several management positions in our worldwide sales department and was designated as an executive officer by our board of directors in March 2007. Mr. Johnson's salary for fiscal 2006 was not established by the Committee in connection with its review of the compensation level of our executive officers in March 2006 since he was not at the time one of our executive officers, but was instead determined by Mr. Sundaresh.

For fiscal 2008, the Committee determined during its annual review of the compensation level of our executive officers in April 2007 that based on our performance during fiscal 2007 and pay position compared to survey data, Messrs. Sundaresh, O'Meara and Lowe would not receive merit focal increases. Based upon review of their compensation levels against survey data, Messrs. Goyal and Johnson received merit focal increases effective April 2, 2007. Mr. Goyal's base salary increased from $240,000 to $255,000 and Mr. Johnson's target annual earnings increased from $320,000 to $330,240.

Incentive Program

We utilize the same Radford survey data discussed above to determine cash bonus incentive targets. We target the 50th percentile of the market for similar size revenue companies. We pay cash bonuses to our executive officers pursuant to our Adaptec Incentive Plan (the "AIP"), with individuals eligible to receive payments from the AIP twice per year, following the close of the second and fourth fiscal quarters. The funding of the bonus pool under the AIP for each of the two six-month bonus periods is conditioned upon Adaptec achieving specific financial results and strategic goals that are determined by our Board. The financial results component is based upon Adaptec achieving minimum thresholds for revenue and operating profit before income taxes ("OPBT"), while the strategic goals generally related to matters such as inventory management, growth in the channel market, gross margin and business velocity. Achievement of goals are measured at the beginning of the third fiscal quarter for the first half cash bonuses and at the beginning of the first fiscal quarter of the following fiscal year for the second half cash bonuses, and the Committee then determines if the funding of the AIP bonus pool has been triggered. Management determines each person's AIP payment based upon his pay grade target and his performance. Our executive officers can achieve 0% to 200% of target incentive based upon Adaptec's performance and their individual performance.

For fiscal 2007, the target bonus payment for Mr. Sundaresh was 85% of his base pay, meaning that he could receive a cash incentive bonus from 0% to 170% of his base pay, the target bonus payment for Mr. O'Meara was 60% of his base pay, meaning that he could receive a cash incentive bonus from 0% to 120% of his base pay, and the target bonus payment for Mr. Lowe was 50% of base pay, meaning that he could receive a cash incentive bonus from 0% to 100% of his base pay. In addition, achievement of the financial goals accounted for 75% of the funding of the AIP pool, while achievement of the threshold for strategic goals accounted for the remaining 25% of the funding of the AIP pool.

For both six-month bonus periods, Messrs. Sundaresh, O'Meara and Lowe received less than their targets based on our performance, resulting in total cash bonus payments to them for fiscal 2007 of $180,000, $101,000 and $67,000, respectively. Mr. Goyal was ineligible for the first six-month AIP due to his hire date; however, he received a cash payment of $35,000 to recognize his contributions for the first half of the fiscal year. Mr. Goyal received an $18,300 incentive bonus for the second half of the fiscal year. In addition, Mr. Goyal received a $50,000 signing bonus upon beginning his employment with Adaptec. Mr. Johnson is on a sales incentive plan and is not eligible to participate in the AIP. Mr. Johnson's incentive portion of his target annual earnings is paid based on revenue achievement and corporate goals.

For fiscal 2008, the Committee kept the target incentive levels for our executive officers at the same percentage of their base salary as they were for fiscal 2007. Mr. Goyal's target is set at 50% of base pay, meaning that he could receive a cash incentive bonus from 0% to 100% of his base pay.

Equity-Based Long Term Incentive Compensation

We utilize stock options and restricted stock awards to ensure that our executive officers have a continuing stake in our long-term success and to align their interests with the interests of our stockholders. Beginning in calendar 2006, we generally reduced our use of stock options and increased our use of restricted stock awards in order to minimize potential dilution. However, we provide our executive officers with a larger percentage of their equity-based awards in the form of stock options rather than restricted stock awards as compared with the allocation of equity-based awards to our other employees. Our philosophy is that options have greater risk associated with them than restricted stock awards and that our executive officers should have a larger portion of their equity incentives at risk. As a result, if our company performs well then the executive officer will be suitably rewarded, but if we under-perform, the executive officer's incentives are impacted negatively. We believe that this compensation philosophy is in-line with other high technology companies' practices.

We review the Radford Survey comparator group (comprised of data from companies with 30 million to 99.9 million shares outstanding), as well as the Radford Custom Company Report (comprised of data from companies with $200 million to $499.9 million in annual revenues) and the Radford Total Company Results (comprised of data from companies with $200 million to $1 billion in annual revenues) to determine the 50th percentile for equity awards. We evaluate both the percentage of ownership and the net present value of awards to determine a competitive recommended range for each of our executive officers. We also review the executive officer's current holdings of unvested equity and the extent to which those holdings provide adequate retention incentives.

In determining equity grants for our Named Executive Officers for fiscal 2007 (other than with respect to Mr. Goyal who was hired in May 2006), the Committee took into account that due to our current stock price and the limited tenure of each of the Named Executive Officers other than Mr. Johnson, the officers had relatively little to no current holdings. Based on this information, the Committee allocated equity incentives to each of Messrs. Sundaresh, O'Meara, Lowe, and Johnson for fiscal 2007 between the 50th and 75th percentile of the range and with shorter vesting schedules. We granted these executive officers stock option and restricted stock awards in both June and November 2006. Restricted stock awards vest annually over a two-year period and options vest quarterly over a three-year period.

With respect to Mr. Goyal, we granted him options to purchase 135,000 shares of our common stock in connection with his hiring in May 2006. We utilized the Radford Total Company Results (comprised of data from companies with $200 million to $1 billion in annual revenues) to determine the appropriate equity compensation level for Mr. Goyal. New hire equity incentive awards continue to have a standard vesting schedule. They vest as to 25% of the underlying shares on the one-year anniversary and quarterly thereafter, and will be fully vested at the end of four years. Mr. Goyal's stock option and restricted stock awards that were granted in November 2006 were determined in the same manner as the awards to Messrs. Sundaresh, O'Meara, Lowe, and Johnson described above. The table on page 14 describes the option grants and restricted stock awards made to the executive officers.

All grants of options to our executive officers and other employees, as well as to our directors, have been granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, as determined by our board of directors. All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Beginning in calendar 2006, we generally reduced our use of stock options and increased our use of restricted stock awards in order to reduce our SFAS 123(R) expense and manage our dilution.

We do not have any program, plan or practice that requires us to grant equity-based awards to our executive officers on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. Our practice has been to grant equity-based awards at regularly scheduled Committee meetings.

Perquisites

Our executive officers are eligible for the same health and welfare programs and benefits as the rest of our employees. In addition, all vice president level and more senior employees, including our executive officers, receive a car allowance valued at $650 per month, and are eligible for an annual executive physical. In addition, executive officers receive reimbursement for personal financial and tax advice up to $2,500 per year, reimbursement for health club initiation fees of up to $300 plus 50% of the club's monthly dues, up to $55.00 per month, and survivor benefit management services up to a maximum cost of $3,000.

Employment Contracts

We have entered into employment agreements with each of our executive officers which provide that if such officer is terminated other than for "cause" (which includes violation of material duties, refusal to perform his duties in good faith, breach of his employment agreement or employee proprietary information agreement, poor performance of duties, arrest for a felony or certain other crimes, substance abuse, violation of law or Adaptec policy, prolonged absence from duties or death), he is entitled to receive (1) his unpaid salary and unused vacation benefits he has accrued prior to the date of his termination; (2) a one-time payment equal to 12 months of base salary for Messrs. Sundaresh and O'Meara, and nine months of base salary for Messrs. Lowe, Goyal and Johnson, plus an additional week of base salary for each year of service beyond three years of service; (3) outplacement services in an amount not to exceed $10,000; and (4) coverage for the executive officer and his dependents under our health, vision and dental insurance plans pursuant to COBRA for a 12-month period for Messrs. Sundaresh and O'Meara, and a nine-month period for Messrs. Lowe, Goyal, and Johnson, following the termination of employment.

Change of Control

We believe our change of control practice is generally in line with other companies that have such change of control arrangements, except for the single trigger vesting acceleration for equity described below. The changes of control arrangements of our Named Executive Officers, as set forth in their employment agreements, are as follows:

If within one year of a change of control (1) there is a material reduction of the annual base and target incentive compensation specified in his employment agreement to which he does not consent, (2) there is a failure of Adaptec's successor after a change of control to assume his employment agreement, (3) his employment is terminated without cause by Adaptec's successor, (4) there is a substantial change in his position or responsibility or (5) his position relocates to more than 25 additional commute miles (one way) and he elects to be terminated, then he will receive, upon signing a separation agreement and general release: (a) a one-time payment equal to his then-current annual base pay (one and one-half times annual pay in the case of Mr. Sundaresh), (b) his then-current targeted bonus payout, (c) COBRA benefits for one year, (d) outplacement services not to exceed $10,000, and (e) accelerated vesting of his stock options and restricted stock awards.

Under our 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, in the event of a Change in Control (referred to as "single trigger"), any Options, Rights or Awards (as such capitalized terms are defined in the applicable plan) outstanding upon the date of such Change in Control will have their vesting accelerated as of the date of such Change in Control as to an additional 25% of the shares subject to such Options, Rights or Awards (as the case may be). If within 12 months following a Change in Control, an employee is terminated by the successor employer for any reason, such employee's Options, Rights or Awards (as the case may be) outstanding upon such Change in Control that are not yet exercisable and vested on such date shall become 100% vested and exercisable.

We believe these change of control arrangements, the value of which are contingent on the value obtained in a change of control transaction, effectively create incentives for our executive team to build stockholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a significant component of each executive's compensation. These arrangements are intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the technology sector. Except for a portion of the grants to our executive officers, as described above, our change of control arrangements for our executive officers are "double trigger," meaning that acceleration of vesting is not awarded upon a change of control unless the executive's employment is terminated involuntarily (other than for cause) within 12 months following the transaction. We believe this structure strikes a balance between the incentives and the executive hiring and retention effects described above, without providing these benefits to executives who continue to enjoy employment with an acquiring company in the event of a change of control transaction. We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive team and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn the remainder of their equity awards.

Deferred Compensation Plan

The Adaptec Deferred Compensation Plan and the 2005 Deferred Compensation Plan are maintained but no future contributions will be made to such plans.

Other Members of the Executive Leadership Team

Other executive officers who are direct reports of Mr. Sundaresh but are not Named Executive Officers are treated in a manner similar to the listed Named Executive Officers in relation to the total compensation factors.

Executive Compensation Tables

Summary Compensation Table

The following table provides information with respect to the compensation earned during fiscal 2007 by our Chief Executive Officer, our Chief Financial Officer and our three other highest paid executive officers who were serving as executive officers at the end of fiscal 2007. We refer to these five executive officers as our "Named Executive Officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sundaresh, Subramanian "Sundi" Chief Executive Officer and President	2007	$450,000	-	$90,981	$163,336	$180,000	$32,455	$27,004(2)	$943,776
O'Meara, Christopher Vice President and Chief Financial Officer	2007	$325,000	-	$42,480	$167,978	$101,000	-	$12,789(3)	$649,247
Lowe, Marcus D. Vice President and General Manager	2007	$260,000	-	$32,753	$89,889	$67,000	-	$17,939(2)	$467,582
Goyal, Manoj Vice President of Global Product Development	2007	$215,000 (5)	$85,000 (6)	$10,958	$54,365	$18,300	$575	$18,500(2)	$402,699
Johnson, Russell Vice President of Worldwide Sales	2007	$305,500	$2,179	$16,847	$76,080	-	-	$117,876(4)	$518,482

(1) These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for fiscal 2007 in accordance with SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts.  Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 8 of the Notes to Consolidated Financial Statements included in our Original Filing.

(2) Represents health and life insurance premiums paid by Adaptec, an automobile allowance, matching contributions made to the officer's 401(k) plan and financial planning services.

(3) Represents health and life insurance premiums paid by Adaptec and an automobile allowance.

(4) Represents health and life insurance premiums paid by Adaptec ($10,952), an automobile allowance, matching contributions made to Mr. Johnson's 401(k) plan, the value of the spread between the fair market value and the exercise price upon exercise of an incentive stock option ($18,611), a tax equalization payment ($24,783), expatriate expenses ($25,475) and relocation expenses ($28,255).

(5) Mr. Goyal joined Adaptec in May 2006 at a base salary of $240,000. Mr. Goyal's base salary for fiscal 2008 has been increased to $255,000.

(6) Includes a $50,000 signing bonus.

Grants of Plan-Based Awards

The following table provides certain information with respect to grants of options to purchase shares of our common stock and grants of restricted stock awards made to the Named Executive Officers during fiscal 2007.  The table also provides information with regard to cash bonuses for fiscal 2007 under our performance-based, non-equity incentive plan to the Named Executive Officers.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Subramanian Sundaresh		-	$382,500	$765,000	-	-	-	-
	6/14/2006	-	-	-	-	150,000	$4.24	$254,010
	11/13/2006	-	-	-	-	150,000	$4.48	$268,680
	6/14/2006	-	-	-	50,000	-	-	$211,950
	11/13/2006	-	-	-	50,000	-	-	$223,950
Christopher O'Meara		-	$195,000	$390,000	-	-	-	-
	6/14/2006	-	-	-	-	50,000	$4.24	$84,670
	6/14/2006	-	-	-	-	10,000	$4.24	$16,934
	11/13/2006	-	-	-	-	80,000	$4.48	$143,296
	6/14/2006	-	-	-	20,000	-	-	$84,780
	11/13/2006	-	-	-	30,000	-	-	$134,370
Marcus Lowe		-	$130,000	$260,000	-	-	-	-
	6/14/2006	-	-	-	-	7,830	$4.24	$13,259
	6/14/2006	-	-	-	-	42,170	$4.24	$71,411
	11/13/2006	-	-	-	-	50,000	$4.48	$89,560
	6/14/2006	-	-	-	18,000	-	-	$76,302
	11/13/2006	-	-	-	18,000	-	-	$80,622
Manoj Goyal		-	$120,000	$240,000	-	-	-	-
	5/8/2006	-	-	-	-	71,718	$5.47	$164,163
	5/8/2006	-	-	-	-	63,282	$5.47	$144,853
	11/13/2006	-	-	-	-	50,000	$4.48	$89,560
	11/13/2006	-	-	-	18,000	-	-	$80,622
Russell Johnson	6/14/2006	-	-	-	-	10,000	$4.24	$16,934
	6/14/2006	-	-	-	-	10,000	$4.24	$16,934
	11/13/2006	-	-	-	-	10,000	$4.48	$17,912
	11/13/2006	-	-	-	-	5,000	$4.48	$8,956
	6/14/2006	-	-	-	8,500	-	-	$36,032
	11/13/2006	-	-	-	8,000	-	-	$35,832

(1) Represents potential awards to be made under the 2008 Adaptec Incentive Plan.

Outstanding Equity Awards

  The following table provides information with respect to each unexercised stock option and unvested restricted stock award held by the Named Executive Officers as of March 31, 2007.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Subramanian Sundaresh	104,999	195,001	$3.65	5/23/2012	50,000	$193,500
	100,000	-	$3.45	9/19/2010	50,000	$193,500
	37,500	112,500	$4.24	6/14/2013	-	-
	12,500	137,500	$4.48	11/13/2013	-	-
	254,999	445,001			100,000	$387,000
Christopher O'Meara	75,000	225,000	$6.03	3/21/2013	20,000	$77,400
	15,000	45,000	$4.24	6/14/2013	30,000	$116,100
	6,666	73,334	$4.48	11/13/2013	-	-
	96,666	343,334			50,000	$193,500

Marcus Lowe	30,000	70,000	$4.17	7/11/2012	18,000	$69,660
	80,000	-	$3.45	9/19/2010	18,000	$69,660
	12,499	37,501	$4.24	6/14/2013	-	-
	4,166	45,834	$4.48	11/13/2013	-	-
	126,665	153,335			36,000	$139,320

Manoj Goyal	-	135,000	$5.47	5/8/2013	18,000	$69,660
	4,166	45,834	$4.48	11/13/2013	-	-
	4,166	180,834			18,000	$69,660

Russell Johnson	6,000	-	$11.9375	11/22/2010	8,500	$32,895
	4,517	-	$14.90	12/28/2008	8,000	$30,960
	7,000	-	$15.97	1/23/2009	-	-
	6,051	319	$12.21	4/10/2009	-	-
	200	-	$12.50	10/21/2008	-	-
	2,825	-	$10.875	8/7/2008	-	-
	8,650	-	$12.50	7/6/2008	-	-
	5,997	-	$13.375	11/13/2007	-	-
	11,150	-	$15.290	12/27/2008	-	-
	503	-	$13.375	11/13/2007	-	-
	9,000	-	$4.511	9/30/2009	-	-
	6,750	750	$6.30	8/4/2010	-	-
	4,200	2,800	$9.31	2/21/2011	-	-
	15,500	2,500	$7.66	12/17/2009	-	-
	10,800	-	$3.93	5/25/2010	-	-
	40,000	-	$3.45	9/19/2010	-	-
	4,999	15,001	$4.24	6/14/2013	-	-
	1,250	13,750	$4.48	11/13/2013	-	-
	145,392	35,120			16,500	$63,855

None of the Named Executive Officers exercised any of his stock options during fiscal 2007, nor did any portion of the restricted stock awards held by the Named Executive Officers vest during fiscal 2007.

Nonqualified Deferred Compensation Table

The following table provides information with respect to the non-qualified deferred compensation activity for fiscal 2007 for the Named Executive Officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Subramanian Sundaresh	-	-	$32,455	-	$654,037(1)
Christopher O'Meara	-	-	-	-	-
Marcus Lowe	-	-	-	-	-
Manoj Goyal	$10,500	-	$575	-	$11,075
Russell Johnson	-	-	-	-	-

(1) This amount is the result of contributions made by Mr. Sundaresh during his previous employment with Adaptec from 1993 through 1998.

Payments upon Termination or Change in Control

The following table describes the potential payments and benefits upon termination of our Named Executive Officers' employment before or after a change in control of Adaptec, as if each officer's employment terminated as of March 31, 2007. For purposes of valuing the severance and vacation payout payments in the table below, we used each officer's base salary rate in effect on March 31, 2007, and the number of accrued but unused vacation days on March 31, 2007.

The value of the vesting acceleration shown in the table below was calculated based on the assumption that the change in control, if applicable, occurred and the officer's employment terminated on March 31, 2007, and that the fair market value per share of our common stock on that date was $3.870, which was the closing trading price of our common stock on March 30, 2007, the last trading day in our fiscal 2007. The value of the option vesting acceleration was calculated by multiplying the number of unvested shares subject to acceleration by the difference between $3.870 and the exercise price per share of the accelerated option. The value of the stock vesting acceleration was calculated by multiplying the number of unvested shares by $3.870. The severance and option acceleration amounts listed for Mr. Goyal and Mr. Johnson assume that the terms of the May 1, 2007 executive employment agreements with us were applicable as of March 31, 2007.

Name	Benefit	Termination without Cause prior to Change in Control	Change in Control(1)	Termination without Cause or a Constructive Termination after a Change in Control(2)	A Termination for any reason after a Change in Control(3)
Subramanian Sundaresh	Severance	$ 450,000.00	-	$ 1,057,500.00	-
	Option Acceleration	-	$ 165,107.00	$ 395,000.00	$395,000.00
	Cobra Premiums	$ 14,788.00	-	$14,788.00	-
	Vacation Payout	$ 55,041.00	-	-	-
	Perquisites(4)	$ 10,000.00	-	$ 10,000.00	-
	Total Value	$529,829.00	$165,107.00	$1,477,288.00	$395,000.00
Christopher O'Meara	Severance	$ 325,000.00	-	$ 520,000.00	-
	Option Acceleration	-	$ 48,368.00	$ 143,500.00	$ 143,500.00
	Cobra Premiums	$ 4,959.00	-	$ 4,959.00	-
	Vacation Payout	$ 8,852.00	-	-	-
	Perquisites(4)	$ 10,000.00	-	$ 10,000.00	-
	Total Value	$348,811.00	$48,368.00	$678,459.00	$143,500.00
Marcus Lowe	Severance	$ 195,000.00	-	$ 390,000.00	-
	Option Acceleration	-	$ 68,426.00	$ 136,920.00	$ 136,920.00
	Cobra Premiums	$ 3,719.00	-	$ 4,959.00	-
	Vacation Payout	$ 27,385.00	-	-	-
	Perquisites(4)	$ 10,000.00	-	$ 10,000.00	-
	Total Value	$236,104.00	$68,426.00	$541,879.00	$136,920.00
Manoj Goyal	Severance	$ 180,000.00	-	$ 360,000.00	-
	Option Acceleration	-	$ 17,411.00	$ 69,642.00	$69,642.00
	Cobra Premiums	$11,091.00	-	$ 14,788.00	-
	Vacation Payout	$ 7,396.00	-	-	-
	Perquisites(4)	$ 10,000.00	-	$ 10,000.00	-
	Total Value	$208,487.00	$17,411.00	$454,430.00	$69,642.00
Russell Johnson	Severance	$ 240,000.00	-	$ 320,000.00	-
	Option Acceleration	-	$32,762.00	$ 64,155.00	$ 64,155.00
	Cobra Premiums	$ 11,091.00	-	$ 14,788.00	-
	Vacation Payout	$ 22,466.00	-	-	-
	Perquisites(4)	$ 10,000.00	-	$ 10,000.00	-
	Total Value	$283,557.00	$32,762.00	$408,943.00	$64,155.00

(1) The following refers to single trigger acceleration under the 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, as described on page 11 of this Amendment.

(2) A "constructive termination" event is (1) a material reduction of the annual base and target incentive compensation specified in the officer's employment agreement to which he does not consent, (2) a failure of Adaptec's successor after a change of control to assume the officer's employment agreement, (3) a substantial change in the officer's position or responsibility or (4) the officer's position relocates to more than 25 additional commute miles (one way).

(3) The following refers to double trigger acceleration under the 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, as described on page 11 of this Amendment.

(4) The following consists of outplacement services through the use of a company or consultant in an amount not to exceed $10,000.

DIRECTOR COMPENSATION

Overview

Our one director who is a company employee - Mr. Sundaresh - receives no additional or special compensation for serving as a director. Our non-employee directors receive a combination of cash and equity compensation for serving on our Board. In addition, we reimburse non- employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Cash Compensation

In May 2006, our Compensation Committee amended our non-employee directors' cash compensation program, effective June 1, 2006. The amendments provided for the following changes to the fiscal 2006 program: (1) an increase in the annual cash retainer from $3,000 to $6,500 per fiscal quarter, (2) a reduction in the per-meeting retainer from $4,000 to $3,000 for each Board meeting attended (either in person or by telephone); however, the Chairperson of the Board may designate a given meeting as a $2,000-reduced-fee meeting and (3) the addition of a per-meeting retainer of $1,200 for each Board committee meeting attended that the Chairperson of the committee designates a formal meeting. These amounts are paid quarterly.

Equity Compensation

Pursuant to our 2000 Director Option Plan (which was terminated when stockholders approved our 2006 Director Plan in September 2006), non-employee directors were automatically granted an option to purchase 32,500 shares of our common stock. These stock options will vest with respect to 25% of the shares subject to the options on the first anniversary of the grant date, and then with respect to 6.25% of the shares subject to the options for each full quarter thereafter, so long as such person remains a director, such that the options will be fully vested on the fourth anniversary of the date of grant. Our 2006 Director Plan is a "discretionary" plan and does not provide for automatic awards to our non-employee directors. Instead, our Board of Directors approves equity awards under that plan. We anticipate that the Board of Directors will generally award shares of restricted common stock, which will fully vest after one year, to our non-employee directors during fiscal 2008.

Director Compensation Table

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Sundaresh, our Chief Executive Officer, who receives no additional compensation for his service on our Board) for some portion or all of fiscal 2007. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(3)	Total ($)
Jon S. Castor	$60,200	$30,857	$5,928	$96,986
Joseph S. Kennedy	$66,700	$11,868	$25,449	$104,017
Robert J. Loarie	$69,200	$11,868	$25,449	$106,517
D. Scott Mercer	$66,500	$11,868	$54,848	$133,216
Judith M. O'Brien	$54,950	$30,857	$5,953	$91,760
Charles J. Robel	$71,500	$11,868	$12,468	$95,836
Carl J. Conti (4)	$50,550	$0	$6,362	$56,912
Lucie J. Fjeldstad (4)	$39,750	$0	$6,362	$46,112
Ilene H. Lang (4)	$36,300	$0	$6,362	$42,662
Douglas E. Van Houweling	$58,400	$11,868	$25,449	$95,717

(1) These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for fiscal 2007 in accordance with SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts.  Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 8 of the Notes to Consolidated Financial Statements included in the Original Filing.

(2) The following directors received the following awards of shares of our common stock in fiscal 2007, as set forth following their respective names:  Mr. Castor 16,250 shares, Mr. Kennedy 6,250 shares, Mr. Loarie 6,250 shares, Mr. Mercer 6,250 shares, Ms. O'Brien 16,250 shares, Mr. Robel 6,250 shares and Mr. Van Houweling 6,250 shares. These awards vest on the one-year anniversary of the grant date.

(3) The following directors were granted options to purchase the number of shares of our common stock in fiscal 2007, as set forth following their respective names:  Mr. Castor 32,500 shares and Ms. O'Brien 32,500 shares.

(4) Each of Mr. Conti, Ms. Fjeldstad and Ms. Lang resigned his or her directorship immediately prior to our 2006 annual meeting of stockholders held in September 2006.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Judith M. O'Brien, Jon S. Castor and Robert J. Loarie, none of whom has any interlocking relationships, as defined by the SEC. During fiscal 2007, from April 1, 2006 through September 14, 2006, Lucie J. Fjeldstad and Robert J. Loarie served on our Compensation Committee, neither of whom had any interlocking relationships, as defined by the SEC, during such period of service.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended March 31, 2007.

THE COMPENSATION COMMITTEE

Judith M. O'Brien, Chair
Jon S. Castor
Robert J. Loarie

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of our common stock as of June 29, 2007 by (a) each beneficial owner of 5% or more of our outstanding stock known to us, (b) each of our directors, (c) each of our Named Executive Officers and (d) all of our directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on approximately 118,915,957 shares of our common stock outstanding as of June 29, 2007. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Adaptec, Inc., 691 South Milpitas Boulevard, Milpitas, California 95035.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after June 29, 2007 (August 28, 2007) through the exercise of any stock option. The "Percentage of Shares" column treats as outstanding all shares underlying such options held by the stockholder, but not shares underlying options held by other stockholders.

	Adaptec Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares(1)	Percentage of Shares Outstanding
Directors and Executive Officers:
Jon S. Castor	24,375	0.02%
Joseph S. Kennedy	121,250	0.10%
Robert J. Loarie(2)	198,854	0.17%
D. Scott Mercer	138,750	0.12%
Judith M. O'Brien	24,375	0.02%
Charles J. Robel	18,750	0.02%
Douglas E. Van Houweling	121,250	0.10%
Subramanian "Sundi" Sundaresh	428,563	0.36%
Russell Johnson	168,500	0.14%
Manoj Goyal	72,687	0.06%
Marcus D. Lowe	187,430	0.16%
Christopher G. O'Meara	180,175	0.15%
Directors and executive officers as a group (14 persons)	1,684,959	1.42%
5% Stockholders:
Steel Partners II, L.P. (3)	16,380,000	13.77%
Wellington Management Company, LLP(4)	9,410,200	7.91%
Dimensional Advisors, L.P. (5)	8,419,357	7.08%

* Less than 1% ownership.

(1) Includes the following shares that may be acquired upon exercise of stock options granted under our stock option plans within 60 days after June 29, 2007 (August 28, 2007):

Jon S. Castor	8,125
Joseph S. Kennedy	115,000
Robert J. Loarie	145,000
D. Scott Mercer	132,500
Judith M. O'Brien	8,125
Charles J. Robel	12,500
Douglas E. Van Houweling	115,000
Subramanian "Sundi" Sundaresh	322,499
Russell Johnson	148,953
Manoj Goyal	54,687
Marcus D. Lowe	149,166
Christopher G. O'Meara	133,750
Directors and executive officers as group	1,345,305

(2) Includes 53,854 shares held in the name of a trust for the benefit of Mr. Loarie and his family.

(3) Steel Partners II, L.P. ("Steel") reported that it has sole voting and dispositive power over all of the shares. Steel Partners, L.L.C. is the general partner of Steel. The sole executive officer and managing member of Steel Partners, L.L.C is Warren G. Lichtenstein, who is Chairman of the Board, Chief Executive Officer and Secretary. By virtue of his positions with Steel Partners II, L.L.C. and Steel, Mr. Lichtenstein has the power to vote and dispose of all of the shares. Steel's address is 590 Madison Avenue, 32nd Floor, New York, New York 10022. All information regarding Steel is based solely upon the Amendment No. 2 to the Schedule 13D filed by it with the SEC on June 25, 2007.

(4) Wellington Management Company, LLP ("Wellington") reported that it has shared voting power over 4,722,600 shares and shared dispositive power with respect to all of the shares. All of the shares are owned of record by clients of Wellington. Wellington's address is 75 State Street, Boston, Massachusetts 02109. All information regarding Wellington is based solely upon the Amendment No. 1 to Schedule 13G filed by it with the SEC on February 14, 2007.

(5) Dimensional Fund Advisors, L.P. ("Dimensional") reported that it has sole voting power and dispositive power with respect to all of the shares. All of the shares are owned of record by clients of Dimensional. Dimensional's address is 1299 Ocean Avenue, Santa Monica, California 90401. All information regarding Dimensional is based solely upon the Schedule 13G filed by it with the SEC on February 9, 2007.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2007 regarding equity awards under our 2004 Equity Incentive Plan; Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan; Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan; 2000 Nonstatutory Stock Option Plan; 1999 Stock Plan; 1990 Stock Plan; Distributed Processing Technology Corp. Omnibus Stock Option Plan; Stargate Solutions, Inc. 1999 Incentive Stock Plan; Eurologic Systems Group Limited 1998 Share Option Plan; 2006 Director Option Plan; 2000 Director Option Plan; 1990 Directors' Option Plan, 1986 Employee Stock Purchase Plan and any amendments to such plans:

Equity Compensation Plan Information Table

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,018,075	$6.5581	22,298,326(1)
Equity compensation plans not approved by security holders(2)	153,248	$2.5967	-
Total	14,171,323	$6.5153	22,298,326(1)

_______________

(1) Of these shares, 17,719,681 shares are available for issuance under our 2004 Equity Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units, and 1,600,000 shares remain available for issuance under the Adaptec, Inc. 2006 Director Plan. Of the shares available for issuance under the 2006 Director Plan, a maximum of 600,000 shares in the aggregate may be issued as restricted stock or restricted stock units. Options issued under our equity compensation plans do not have rights to any dividends declared on the common stock and are not transferable for consideration, and any shares of restricted stock to be issued in the future under the 2004 Equity Incentive Plan or 2006 Director Plan will not have rights to any dividends declared on the common stock and will not be transferable for consideration unless and until the restrictions on such shares lapse. Of these shares, 2,978,645 remain available for issuance under our 1986 Employee Stock Purchase Plan under offering periods that remained in effect following the expiration of the plan in April 2006, and there will be no further issuances under this plan after February 14, 2008.

(2) Includes options to purchase 1,232,491 shares of our common stock issued under the Snap Appliance and Broadband Storage stock option plans that we assumed in connection with the acquisition of Snap Appliance in July 2004, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,232,491 shares, options to purchase 45,240 shares of our common stock were outstanding at March 31, 2007, having a weighted average exercise price of $1.9267. Also includes options to purchase 1,130,525 shares of our common stock issued under the Distributed Processing Technology stock option plan that we assumed in connection with the acquisition of that company in December 1999, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,130,525 shares, options to purchase 39,024 shares of our common stock were outstanding at March 31, 2007, having a weighted average exercise price of $5.2764 per share. Also includes options to purchase 2,336,037 shares of our common stock issued under the Stargate Solutions stock option plan that we assumed in connection with the acquisition of Platys Communications in August 2001, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 2,336,037 shares, options to purchase 54,852 shares of our common stock were outstanding at March 31, 2007, having a weighted average exercise price of $.1896 per share. Also includes options to purchase 498,789 shares of our common stock issued under the Eurologic stock option plan that we assumed in April 2003 in connection with the acquisition of Eurologic Systems Group Ltd., after giving effect to the exchange ratio for such acquisition. Of these options to purchase 498,789 shares, options to purchase 14,132 shares of our common stock were outstanding at March 31, 2007, having a weighted average exercise price of $6.6847 per share. No further awards will be made under any of the assumed stock option plans described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Related Party Transactions Policy and Procedures

Any related party transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Compensation Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or another independent body of the Board of Directors. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the Nominating and Governance Committee of our Board of Directors determines, on an annual basis, which members of our Board of Directors meet the definition of independent director as defined in the rules of The NASDAQ Stock Market and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Certain Related Party Transactions

Our Certificate of Incorporation and Bylaws contain provisions that limit the liability of our directors and provide for indemnification of our officers and directors to the full extent permitted under Delaware law. Under our Certificate of Incorporation, and as permitted under the Delaware General Corporation Law, directors are not liable to us or our stockholders for monetary damages arising from a breach of their fiduciary duty of care as directors, including such conduct during a merger or tender offer. In addition, we have entered into separate indemnification agreements with our directors and officers that could require us to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Such provisions do not, however, affect liability for any breach of a director's duty of loyalty to us or our stockholders, liability for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, liability for transactions in which the director derived an improper personal benefit or liability for the payment of a dividend in violation of Delaware law. Such limitation of liability also does not limit a director's liability for violation of, or otherwise relieve us or our directors from the necessity of complying with, federal or state securities laws or affect the availability of equitable remedies such as injunctive relief or rescission.

Other than as set forth in the preceding paragraph and the compensation arrangements set forth under the caption "Executive Compensation," since April 1, 2006 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

Our Chief Executive Officer, Subramanian "Sundi"Sundaresh, is a member of our Board of Directors. Each of our non-employee directors, Jon S. Castro, Joseph S. Kennedy, Robert J. Loarie, D. Scott Mercer, Judith M. O'Brien, Charles J. Robel, and Douglas E. Van Houweling, qualifies as "independent" in accordance with the rules of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, including that a director may not be our employee and that the director has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director's independent judgment in carrying out the responsibilities of a director. The independence determinations made by our Board of Directors included considering the service by Mr. Mercer as our interim Chief Executive Officer from May 2005 to November 2005.

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents information regarding the fees estimated and billed by PricewaterhouseCoopers LLP and affiliated entities (collectively, "PricewaterhouseCoopers") for our 2007 and 2006 fiscal years. In accordance with the SEC's guidelines, we have itemized tax related and other fees paid to PricewaterhouseCoopers during the 2007 and 2006 fiscal years.

	For the Year Ended March 31,
Nature of Services	2007	2006
Audit Fees	$1,570,000	$1,775,000
Audit-Related Fees	-	$185,000
Tax Fees
Tax Compliance	$107,000	$161,000
Other Tax	$57,000	$23,000
All Other Fees	-	-
Total Fees	$1,734,000	$ 2,144,000

Audit Fees. This category includes services provided in connection with the audit of our consolidated financial statements, the review of our quarterly consolidated financial statements and the audit of management's assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This category also includes services for assistance with debt or equity offerings, acquisitions, SEC comment letters and review of and consents issued in connection with documents filed with the SEC.

Audit-Related Fees. This category includes services related to transaction work.

Tax Fees. This category includes tax compliance services related to the preparation of tax returns and claims for refund. Other Tax includes services related to tax planning and tax advice, including assistance with tax audits and appeals, research and development credits, expatriate tax preparation and advice related to mergers and acquisitions.

All Other Fees. We did not incur any Other Fees during these periods.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has established a policy for approving any non-audit services to be performed by our independent registered public accounting firm. The Audit Committee requires advance review and approval of all proposed non-audit services that we wish our independent registered public accounting firm to perform. As permitted by our Audit Committee charter, the Audit Committee Chairperson may pre-approve certain non- audit related fees and the entire Audit Committee will then ratify the Chairperson's pre-approval in a subsequent meeting of the Audit Committee, in accordance with SEC requirements. In the 2007 and 2006 fiscal years, the Audit Committee followed these guidelines in approving all services rendered by PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The exhibits listed in the accompanying index to exhibits, which follows the signature page, are filed or incorporated by reference as part of this Amendment No. 1 to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

/s/ SUBRAMANIAN SUNDARESH Subramanian Sundaresh President and Chief Executive Officer
Date: July 27, 2007

INDEX TO EXHIBITS
			Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

2.01		Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02		Amended and Restated Bylaws of the Registrant.	8-K	000-15701	3.01	12/18/06
4.01		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.02		Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.03		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.04		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.05		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.06		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
10.01	+	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	+	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04

10.03	+	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.04	+	Registrant's 1986 Employee Stock Purchase Plan (amended and restated June 1998, August 2000 and August 2003).	10-Q	000-15071	10.01	11/03/03
10.05	+	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.06	+

Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.

			10-K	000-15071	(B)	(B)
10.07	+	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.08	+	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.09	+	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.10	+	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.11		License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.14	06/27/00
10.12		Amendment to License Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.21	06/24/02
10.13		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.14	*	Dell Supplier Master Purchase Agreement, dated as of September 27, 2002, by and between Dell Products L.P. and the Registrant.	8-K	000-15071	99.1	01/24/03
10.15		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.16	+	2004 Equity Incentive Plan, as amended on August 24, 2006	8-K	000-15071	99.01	8/30/06
10.17	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.18	+	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.19	+	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.20	+	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03

10.21	+	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.22	+	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.23	+	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.24	+	Employment Agreement of Subramanian "Sundi" Sundaresh, effective as of September 21, 2005	8-K	000-15071	10.01	09/27/05
10.25	+	Employment Agreement Addendum of Mr. Subramanian Sundaresh, effective as of November 14, 2005	8-K/A	000-15071	10.01	11/17/05
10.26	+	Employment Agreement of Marcus Lowe, effective as of September 21, 2005	8-K	000-15071	10.03	09/27/05
10.27	+	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05
10.28	*	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06
10.29	*	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06
10.30	*	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06
10.31	+	Employment Agreement of Mr. Christopher O'Meara, effective as of March 21, 2006	8-K	000-15071	10.01	03/27/06
10.32	+	Adaptec Incentive Plan, Fiscal 2007	8-K	000-15071	99.01	05/24/06
10.33	*	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among Adaptec, Inc., Sanmina-SCI Corporation and Sanmina-SCI USA, Inc.	10-K	000-15071	10.49	06/14/06
10.34	+	Non-Employee Director Compensation Policy, as amended	10-Q	000-15071	10.1	11/08/06
10.35	+	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	7/28/06
10.36	+	Notice of Restricted Stock Grant and Restricted Stock Agreement under 2006 Director Plan	8-K	000-15071	99.01	09/15/06
10.37	+	Notice of Stock Option Grant and Stock Option Award Agreement under 2006 Director Plan	8-K	000-15701	99.02	09/15/06
10.38	+	Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under 2006 Director Plan	8-K	000-15071	99.03	09/15/06
10.39	+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under 2006 Director Plan	8-K	000-15071	99.04	09/15/06
10.40	+	Offer Letter between the Registrant and Judith M. O'Brien, dated July 14, 2006	8-K	000-15071	99.01	07/20/06
10.41	+	Offer Letter between the Registrant and Jon S. Castor, dated July 17, 2006	8-K	000-15071	99.02	07/20/06
10.42	+	Fiscal 2008 Adaptec Incentive Plan	8-K	000-15071	99.1	04/20/07
10.43	+	Executive Employment Agreement of Ted Chen, effective as of May 1, 2007	8-K	000-15071	10.01	05/04/07

10.44	+	Executive Employment Agreement of Manoj Goyal, effective as of May 1, 2007	8-K	000-15071	10.02	05/04/07
10.45	+	Executive Employment Agreement of Russ Johnson, effective as of May 1, 2007	8-K	000-15071	10.03	05/04/07
10.46	+	Executive Employment Agreement of Steve Terlizzi, effective as of May 1, 2007	8-K	000-15071	10.04	05/04/07
10.47	+	Form of Indemnification Agreement entered into between the Registrant and its officers and directors	10-K	000-15071	10.47	06/06/07
21.01		Subsidiaries of Registrant	10-K	000-15071	21.01	06/06/07
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.	10-K	000-15071	21.01	06/06/07
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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