Form 10-Q
period 2007-06-29
ADAPTEC INC
filed 2007-08-08
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of August 3, 2007 was 118,918,000.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                               Three-Month Period Ended
                                                                                       June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                       (in thousands, except per share amounts)
Net revenues                                                           $           42,387  $           69,071
Cost of revenues                                                                   28,390              46,801
                                                                        ------------------  ------------------
    Gross profit                                                                   13,997              22,270
                                                                        ------------------  ------------------
Operating expenses:
    Research and development                                                       11,790              17,294
    Selling, marketing and administrative                                          14,989              15,394
    Amortization of acquisition-related intangible assets                             733               1,586
    Restructuring charges                                                           1,526               3,011
    Other charges (gains)                                                          (5,914)             13,942
                                                                        ------------------  ------------------
        Total operating expenses                                                   23,124              51,227
                                                                        ------------------  ------------------
Loss from operations                                                               (9,127)            (28,957)
Interest and other income                                                           6,721               5,903
Interest expense                                                                   (1,014)               (876)
                                                                        ------------------  ------------------
Loss from continuing operations before income taxes                                (3,420)            (23,930)
Provision for income taxes                                                            215                 894
                                                                        ------------------  ------------------
Loss from continuing operations                                                    (3,635)            (24,824)
                                                                        ------------------  ------------------
Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes                                  --                 264
    Income from disposal of discontinued
        operations, net of taxes                                                       --               1,290
                                                                        ------------------  ------------------
        Income from discontinued operations, net of taxes                              --               1,554
                                                                        ------------------  ------------------
Net loss                                                               $           (3,635) $          (23,270)
                                                                        ==================  ==================
Income (loss) per share:
Basic
    Continuing operations                                              $            (0.03) $            (0.21)
    Discontinued operations                                                            --                0.01
    Net loss                                                           $            (0.03) $            (0.20)
Diluted
    Continuing operations                                              $            (0.03) $            (0.21)
    Discontinued operations                                                            --                0.01
    Net loss                                                           $            (0.03) $            (0.20)

Shares used in computing income (loss) per share:
    Basic                                                                         117,897             115,609
    Diluted                                                                       117,897             115,609

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                          June 30, 2007       March 31, 2007
                                                                        ------------------  ------------------
                                                                                             (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                          $          154,275  $           95,922
    Marketable securities                                                         437,184             476,501
    Restricted marketable securities                                                1,661               1,660
    Accounts receivable, net                                                       28,337              34,127
    Inventories                                                                    24,678              28,717
    Prepaid expenses and other current assets                                      30,714              31,832
    Assets held for sale                                                               --              12,509
                                                                        ------------------  ------------------
        Total current assets                                                      676,849             681,268
Property and equipment, net                                                        14,995              15,852
Restricted marketable securities, less current portion                                769               1,584
Other intangible assets, net                                                        4,837               7,011
Other long-term assets                                                              9,667               9,687
                                                                        ------------------  ------------------
Total assets                                                           $          707,117  $          715,402
                                                                        ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                   $           20,804  $           28,101
    Accrued and other liabilites                                                   35,970              37,134
                                                                        ------------------  ------------------
        Total current liabilities                                                  56,774              65,235
3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                         225,080             225,000
Other long-term liabilities                                                         7,298               3,009
                                                                        ------------------  ------------------
        Total liabilities                                                         289,152             293,244
                                                                        ------------------  ------------------

Commitments and contingencies (Note 13)

Stockholders' equity:
    Common stock                                                                      119                 119
    Additional paid-in capital                                                    192,010             190,236
    Accumulated other comprehensive income, net of taxes                            2,163               3,178
    Retained earnings                                                             223,673             228,625
                                                                        ------------------  ------------------
        Total stockholders' equity                                                417,965             422,158
                                                                        ------------------  ------------------
Total liabilities and stockholders' equity                             $          707,117  $          715,402
                                                                        ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                              Three-Month Period Ended
                                                                                       June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                                    (in thousands)
Cash Flows From Operating Activities:
Net loss                                                               $           (3,635) $          (23,270)
Less: income from discontinued operations, net of taxes                                --               1,554
                                                                        ------------------  ------------------
Loss from continuing operations                                                    (3,635)            (24,824)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
    Stock-based compensation                                                        1,556               2,544
    Inventory-related charges                                                       2,096                 882
    Depreciation and amortization                                                   3,114               5,013
    Impairment of long-lived assets                                                    --              13,203
    Gain on sale of long-lived assets                                              (6,735)                 --
    Other non-cash items                                                               72                 444
    Changes in assets and liabilities                                                (901)             (1,861)
                                                                        ------------------  ------------------
Net Cash Used in Operating Activities of Continuing Operations                     (4,433)             (4,599)
Net Cash Provided by Operating Activities of Discontinued Operations                2,390               1,554
                                                                        ------------------  ------------------
Net Cash Used in Operating Activities                                              (2,043)             (3,045)
                                                                        ------------------  ------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                  (215)               (812)
Proceeds from sale of long-lived assets                                            19,881                  --
Purchases of marketable securities                                                 (5,829)            (68,910)
Sales of marketable securities                                                     25,290              32,910
Maturities of marketable securities                                                19,602               7,120
Maturities of restricted marketable securities                                        844                 844
                                                                        ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                59,573             (28,848)
                                                                        ------------------  ------------------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                                636               1,567
                                                                        ------------------  ------------------
Net Cash Provided by Financing Activities                                             636               1,567
                                                                        ------------------  ------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                   187                 820
                                                                        ------------------  ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               58,353             (29,506)
Cash and Cash Equivalents at Beginning of Period                                   95,922             131,373
                                                                        ------------------  ------------------
Cash and Cash Equivalents at End of Period                             $          154,275  $          101,867
                                                                        ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended on March 31, 2007, which was filed with the SEC on June 6, 2007. The first quarters of fiscal 2008 and 2007 ended June 29, 2007 and June 30, 2006, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on June 30. The results of operations for the first quarter of fiscal 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Unless otherwise indicated, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

The glossary of key acronyms used in the Company's industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 18.

2. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all hybrid financial instruments held, obtained or issued by the Company for fiscal years beginning with its fiscal 2008. The adoption of SFAS No. 155 did not have a material impact on the Company's results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with the Company's fiscal 2009, and interim periods within that fiscal year. The Company does not believe SFAS No. 157 will have a material effect on its results of operations and financial position.

In February 2007, FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning with the Company's fiscal 2009. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations and financial position.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with acquisitions. The Company also enabled eligible employees to participate in its 1986 Employee Stock Purchase Plan, which expired in April 2006. For a complete discussion of these plans, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

As of June 30, 2007, 3.0 million shares remained available to cover shares to be issued pursuant to two offering periods that were in effect when the 1986 ESPP expired. These offering periods will terminate on August 14, 2007 and February 28, 2008. As of June 30, 2007, the total unamortized stock-based compensation expense related to shares issuable under the ESPP was $0.2 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.46 years.

As of June 30, 2007, the Company had an aggregate of 29.9 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 12.0 million shares were subject to outstanding options and 17.9 million shares were available for future grants of options and other stock awards.  As of June 30, 2007, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.5 million shares were subject to outstanding options and 1.6 million shares were available for future grants. As of June 30, 2007, the Company had 0.2 million shares of common stock reserved that were subject to outstanding options under assumed plans.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the first quarters of fiscal 2008 and 2007 was as follows:

                                                                   Three-Month Period Ended
                                                                          June 30,
                                                            --------------------------------------
                                                                   2007                2006
                                                            ------------------  ------------------
                                                                           (in thousands)
Stock-based compensation expense by caption:
Cost of revenues                                           $               96  $              188
Research and development                                                  636               1,225
Selling, marketing and administrative                                     824               1,131
    Stock-based compensation expense effect on loss         ------------------  ------------------
        from continuing operations, net of taxes           $            1,556  $            2,544
                                                            ==================  ==================
Stock-based compensation expense by type of award:
Stock options                                              $              730               1,905
Restricted stock awards and restricted stock units                        642                  43
Employee stock purchase plan                                              184                 596
                                                            ------------------  ------------------
    Stock-based compensation expense effect on loss
        from continuing operations, net of taxes           $            1,556               2,544
                                                            ==================  ==================

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the first quarters of fiscal 2008 and 2007, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the first quarter of fiscal 2008 and during fiscal 2007.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of stock options and other stock-based awards granted in the first quarters of fiscal 2008 and 2007 was estimated using the following weighted-average assumptions:

                                                                   Three-Month Period Ended
                                                                          June 30,
                                                            --------------------------------------
                                                                   2007                2006
                                                            ------------------  ------------------
Equity Incentive Plans:
Expected life (in years)                                                  4.3                 4.2
Risk-free interest rates                                                  4.9%                5.0%
Expected volatility                                                        40%                 44%
Dividend yield                                                             --                  --
Weighted average fair value                                $             1.51  $             2.73

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of June 30, 2007 and changes during the first quarter of fiscal 2008 was as follows:

                                                                                          Weighted
                                                                                          Average
                                                                            Weighted     Remaining
                                                                            Average     Contractual    Aggregate
                                                                            Exercise       Term        Intrinsic
                                                               Shares        Price        (Years)        Value
                                                            ------------  ------------  ------------  ------------
                                                         (in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2007                                    12,992          7.11
    Granted                                                         108          3.86
    Exercised                                                      (185)         3.43
    Forfeited and cancelled                                        (373)        10.99
                                                            ------------
Outstanding at June 30, 2007                                     12,542  $       7.02          3.78  $      1,325
                                                            ============  ============  ============  ============
Options vested and expected to vest at June 30, 2007             11,775  $       7.16          3.64  $      1,313
                                                            ============  ============  ============  ============

Options exercisable at June 30, 2007                              9,359  $       7.71          3.11  $      1,281
                                                            ============  ============  ============  ============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 3.2 million shares subject to options that were in-the-money at June 30, 2007. During the first quarters of fiscal 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.1 million and $0.5 million, respectively, determined as of the date of option exercise. As of June 30, 2007, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $4.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.54 years.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units were granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock awards and restricted stock units are converted into shares of the Company's common stock upon vesting. As of June 30, 2007, there were 0.8 million shares of service-based restricted stock awards and 0.1 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions lapse 50% one year from the date of grant and the remainder at the second anniversary. Under the 2006 Director Plan, restrictions lapse one year from the date of grant. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards and restricted stock units as of June 30, 2007 and changes during the first quarter of fiscal 2008 was as follows:

                                                                                     Weighted
                                                                                     Average
                                                                                    Grant-Date
                                                                                       Fair
                                                                  Shares              Value
                                                            ------------------  ------------------
                                                                (in thousands, except weighed
                                                               average grant-date fair value)
Nonvested stock at March 31, 2007                                       1,179  $             4.37
Granted                                                                    --                  --
Vested                                                                   (246)               4.24
Forfeited                                                                 (47)               4.39
                                                            ------------------
Nonvested stock at June 30, 2007                                          886  $             4.41
                                                            ==================

As of June 30, 2007, the total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units that are expected to vest, net of estimated forfeitures, was $2.1 million. This expense is expected to be recognized over a remaining weighted-average period of 1.30 years.

4. Business Dispositions

IBM i/p Series RAID: On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID business to IBM. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In the first quarter of fiscal 2007, the Company received royalties, net of taxes, of $1.3 million, which the Company recorded in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations.

OEM Block-based Portion of Its Systems Business: On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based portion of its systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of June 30, 2007, the Company believes that it is unlikely to achieve the revenue levels to earn this contingent consideration. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

Net revenues and the components of income related to the OEM block-based portion of the Company's systems business included in the discontinued operations, net of taxes, were as follows:

                                                 Three-Month
                                                 Period Ended
                                               June 30, 2006 (1)
                                               ----------------
                                                (in thousands)
Net revenues                                  $          1,618
                                               ================
Income from discontinued operations
    before income taxes                                    330
Provision for income taxes                                  66
                                               ----------------
Income from discontinued operations,
    net of taxes                              $            264
                                               ================

________________________

(1) The Company received revenue from one customer that remained with the Company after the divestiture of the OEM block-based systems business.

5. Balance Sheets Details

Inventories:

                                                              June 30, 2007       March 31, 2007
                                                            ------------------  ------------------
                                                                       (in thousands)
Raw materials                                              $              327  $              390
Work-in-process                                                         2,544               3,536
Finished goods                                                         21,807              24,791
                                                            ------------------  ------------------
    Total                                                  $           24,678  $           28,717
                                                            ==================  ==================

Accrued and Other Liabilities:

                                                              June 30, 2007       March 31, 2007
                                                            ------------------  ------------------
                                                                        (in thousands)
Tax related                                                $            3,522  $            6,266
Net deferred tax liability                                              3,515               3,324
Acquisition related                                                     2,212               2,123
Accrued compensation and related taxes                                  9,943               7,672
Deferred margin                                                         4,947               5,265
Other                                                                  11,831              12,484
                                                            ------------------  ------------------
    Total                                                  $           35,970  $           37,134
                                                            ==================  ==================

6. Other Intangible Assets

                                                     June 30, 2007           March 31, 2007
                                               -----------------------  ------------------------
                                                 Gross                    Gross
                                               Carrying   Accumulated    Carrying   Accumulated
                                                Amount    Amortization    Amount    Amortization
                                               ---------  ------------  ----------  ------------
                                                              (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies   $  43,545  $    (39,225) $   43,545  $    (38,539)
    Customer relationships                        1,047        (1,047)      1,047        (1,034)
    Trade name                                   10,774       (10,508)     10,774       (10,474)
                                               ---------  ------------  ----------  ------------
        Subtotal                                 55,366       (50,780)     55,366       (50,047)
Intellectual property assets and warrants        40,242       (39,991)     40,242       (38,550)
                                               ---------  ------------  ----------  ------------
Total                                         $  95,608  $    (90,771) $   95,608  $    (88,597)
                                               =========  ============  ==========  ============

Amortization of other intangible assets was $2.2 million and $3.2 million in the first quarters of fiscal 2008 and 2007, respectively.

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

At the end of the first quarter of fiscal 2007, with the decision to retain and operate the Snap Server portion of the systems business, the Company performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2007, of which $5.6 million, $3.1 million and $4.5 million related to the Company's acquisition-related intangible assets for existing technology, core technology, and trade name, respectively.

The annual amortization expense of the other intangible assets that existed as of June 30, 2007 is expected to be as follows:

                                              Estimated Amortization Expense
                                             --------------------------------
                                               Acquisition-
                                                  related     Intellectual
                                                intangible      property
                                                  assets         assets
                                               -------------  -------------
                                                    (in thousands)
Fiscal Years:
2008 (remaining nine months)                  $       2,159  $         251
2009                                                  2,394             --
2010 and thereafter                                      33             --
                                               -------------  -------------
Total                                         $       4,586  $         251
                                               =============  =============

7. Interest and Other Income

The components of interest and other income for the first quarters of fiscal 2008 and 2007 were as follows:

                                                 Three-Month Period Ended
                                                        June 30,
                                               ----------------------------
                                                   2007           2006
                                               -------------  -------------
                                                     (in thousands)
Interest income                               $       6,675  $       5,693
Translation gains                                        10            179
Other                                                    36             31
                                               -------------  -------------
Total                                         $       6,721  $       5,903
                                               =============  =============

8. Restructuring Charges

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure the Company's operations to reduce its operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2008, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first quarter of fiscal 2008:

                                                   Severance      Other
                                                  and Benefits   Charges       Total
                                                  -----------  -----------  -----------
                                                               (in thousands)
Accrual balance at March 31, 2007                $       260  $       510  $       770
Q1'08 Restructuring Plan                               1,526           --        1,526
Cash paid                                             (1,152)        (126)      (1,278)
                                                  -----------  -----------  -----------
Accrual balance at June 30, 2007                 $       634  $       384  $     1,018
                                                  ===========  ===========  ===========

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first quarter of fiscal 2007:

                                                   Severance      Other
                                                  and Benefits   Charges       Total
                                                  -----------  -----------  -----------
                                                               (in thousands)
Reseve balance at March 31, 2006                 $     1,185  $     1,586  $     2,771
First quarter of 2007 restructuring plan               3,011           --        3,011
Provision adjustments                                   (246)          (3)        (249)
Cash paid                                             (1,819)        (237)      (2,056)
                                                  -----------  -----------  -----------
Reserve balnace at June 30, 2006                 $     2,131  $     1,346  $     3,477
                                                  ===========  ===========  ===========

The Company anticipates that the remaining restructuring severance and benefits balance of $0.6 million at June 30, 2007 will be substantially paid out by the third quarter of fiscal 2008 while the remaining restructuring other charges balance of $0.4 million, relating primarily to long-term leases, will be paid out through the first quarter of fiscal 2009. The remaining restructuring accrual balance is reflected in "Accrued liabilities" in the Condensed Consolidated Balance Sheets.

Acquisition-Related Restructuring:    During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities of $6.7 were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges" in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional estimated loss related to the facilities that the Company subleased. As of June 30, 2007, the Company had utilized $4.8 million of these charges. The Company anticipates that the remaining restructuring reserve balance of $2.1 million will be paid out by the third quarter of fiscal 2012, related to long-term lease obligations.

9. Other Charges (Gains)

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, three owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in "Assets held for sale" in the Consolidated Balance Sheets at March 31, 2007 at the Company's carrying value of $12.5 million. In May 2007, the Company completed the sale of the three buildings with proceeds aggregating to $19.9 million, which exceeded the Company's carrying value of $12.5 million. Net of selling costs, the Company recorded a gain on the sale of the properties of $6.7 million in the first quarter of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

In the first quarter of fiscal 2007, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 6), which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

10. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock-based awards and warrants, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

A reconciliation of the numerator and denominator of the basic and diluted loss per share computations were as follows:

                                                                               Three-Month Period Ended
                                                                                      June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                       (in thousands, except per share amounts)
Numerators:
    Loss from continuing operations - basic and diluted                $           (3,635) $          (24,824)
    Income from discontinued operations - basic and diluted                            --               1,554
                                                                        ------------------  ------------------
    Net loss - basic and diluted                                       $           (3,635) $          (23,270)
                                                                        ==================  ==================

Denominators:
    Weighted average shares outstanding - basic and diluted                       117,897             115,609
                                                                        ==================  ==================
Income (loss) per share:
    Basic and diluted
        Continuing operations                                          $            (0.03) $            (0.21)
        Discontinued operations                                        $               --  $             0.01
        Net loss                                                       $            (0.03) $            (0.20)
    Diluted
        Continuing operations                                          $            (0.03) $            (0.21)
        Discontinued operations                                        $               --  $             0.01
        Net loss                                                       $            (0.03) $            (0.20)

Diluted loss per share from continuing operations, discontinued operations and net loss for the first quarters of fiscal 2008 and 2007 was based only on the weighted-average number of shares outstanding during these periods, as the inclusion of any common stock equivalents would have been anti-dilutive. The items excluded for the first quarters of fiscal 2008 and 2007 were as follows:

                                                                              Three-Month Period Ended
                                                                                      June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                                   (in thousands)
Outstanding employee stock options                                                 12,841              17,571
Outstanding restricted stock awards and units                                       1,121                  --
Warrants(1)                                                                        19,724              19,874
3/4% Notes                                                                         19,224              19,224
3% Notes                                                                               --                 695

____________________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. For further discussion on this derivative financial instrument, please refer to Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

11. Comprehensive Loss

The Company's comprehensive loss, which consisted of net loss and the changes in net unrealized losses on marketable securities and foreign currency translation adjustments, was as follows:

                                                                              Three-Month Period Ended
                                                                                      June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                                   (in thousands)
Net loss                                                               $           (3,635) $          (23,270)
Net unrealized losses on marketable securities,
    net of taxes                                                                   (1,243)               (653)
Foreign currency translation adjustment, net of taxes                                 228                 867
                                                                        ------------------  ------------------
Comprehensive loss, net of taxes                                       $           (4,650) $          (23,056)
                                                                        ==================  ==================

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                          June 30, 2007       March 31, 2007
                                                                        ------------------  ------------------
                                                                                   (in thousands)
Unrealized gains (losses) on marketable securities, net of taxes       $             (684) $              559
Foreign currency translation, net of taxes                                          2,847               2,619
                                                                        ------------------  ------------------
    Total                                                              $            2,163  $            3,178
                                                                        ==================  ==================

12. Income Taxes

Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal 2008 includes foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. This resulted in a tax provision of $0.2 million for the first quarter of fiscal 2008. The estimated annual tax for fiscal 2007 consisted of a discrete tax benefit attributable to settling certain tax disputes, foreign taxes related to the Company's foreign subsidiaries, the amortization of certain acquisition-related intangible assets and interest accrued on prior years' tax disputes. The Company is in ongoing negotiations with the IRS taxing authorities with regard to its tax disputes, as discussed below in Note 13. The Company's tax rate for the period in which a settlement is reached is impacted if the settlement materially differs from the amounts previously accrued.

On April 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 requires a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Company's financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, the Company's policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year.

As a result of implementing FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $1.3 million as a reduction to Retained Earnings on its Condensed Consolidated Balance Sheets at that date. Following the adoption of FIN 48, the Company elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in its Condensed Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during the first quarter of fiscal 2008.

As of the date of adoption, the Company's total gross unrecognized tax benefits were $20.3 million, of which $6.3 million if recognized, would affect the effective tax rate. In addition, the Company recognized $0.5 million of current and long-term deferred tax assets, which were previously subject to a full valuation allowance as of March 31, 2007.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of the date of adoption of FIN 48, tax years 1994 through 2007 remained open to examination by the U.S. taxing authorities, tax years 1998 through 2007 remained open to examination in Singapore and tax years 2001 through 2007 remained open to examination in various foreign jurisdictions. There was no material change to the Company's unrecognized tax benefits during the first quarter of fiscal 2008. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  expiration of statue of limitations on the Company's tax returns

Management believes that it is reasonably possible that the Company's U.S. income tax audit for fiscal 2004 will conclude during the next twelve months due to the expectation that the Statute of Limitations will expire in December 2007. At such time, the Company's uncertain tax benefit related to the deduction for the Original Issue Discount generated from its Convertible Debt Offering could be recognized. Favorable resolution of this matter could generate recognition of up to $0.2 million in previously unrecognized tax benefits, which would not affect the effective tax rate.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Other than the matter discussed above, management determined that an estimate of the range of reasonably possible material changes in the unrecognized tax benefits within the next 12 months cannot be made.

13. Commitments and Contingencies

The Company was subject to IRS audits for its fiscal years 1994 through 2003. During the third quarter of fiscal 2007, the Company reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, the Company's tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made. The IRS is currently auditing the Company's Federal income tax returns for the fiscal 2004 through 2006 audit cycle. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company's acquisition of Eurologic, a portion of the purchase price totaling $3.8 million was held back (the "Eurologic Holdback") for unknown liabilities that may have existed as of the acquisition date. As of June 30, 2007, the Company asserted claims against the Eurologic Holdback totaling $1.5 million.

14. Guarantees

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first quarters of fiscal 2008 and 2007.

A reconciliation of the changes to the Company's warranty accrual for the first quarters of fiscal 2008 and 2007 was as follows:

                                                                    Three-Month Period Ended
                                                                           June 30,
                                                            --------------------------------------
                                                                   2007                2006
                                                            ------------------  ------------------
                                                                      (in thousands)
Balance at beginning of period                             $              950  $            2,051
Warranties provided                                                       951               1,240
Actual costs incurred                                                    (911)             (1,641)
                                                            ------------------  ------------------
Balance at end of period                                   $              990  $            1,650
                                                            ==================  ==================

15. Segment Reporting

With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, the Company decided in fiscal 2007 not to invest further in its DSG segment. The Company's DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. The Company wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. As a result, in the first quarter of fiscal 2008, the Company revised its internal reporting structure by including the remaining SCSI products from its previous DSG segment into its DPS segment. The remainder of the DSG segment is included in the "Other" category, as it represents a reconciling item to its consolidated results of operations. Following the revision to its internal reporting structure, the Company operated in two segments, DPS and SSG.  A description of the types of customers or products and services provided by each segment is as follows:

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

Summarized financial information on the Company's reportable segments, under the revised internal reporting structure, is shown in the following table. The segment financial data for the first quarter of fiscal 2007 has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the first quarters of fiscal 2008 and 2007:

                                                  DPS        SSG       Other       Total
                                               ---------  ---------  ----------  ----------
                                                            (in thousands)
Three-Month Period Ended June 30, 2007:
    Net revenues                              $  36,102  $   6,285  $       --  $   42,387
    Segment income (loss)                         4,332     (1,995)         --       2,337
Three-Month Period Ended June 30, 2006:
    Net revenues                              $  57,244  $   7,760  $    4,067  $   69,071
    Segment income (loss)                         7,985     (1,094)        204       7,095

A reconciliation of the Company's "Loss from continuing operations before income taxes" on the Condensed Consolidated Statements of Operations, which consisted of its segment income (loss) and the details of unallocated corporate income and expenses for the first quarters of fiscal 2008 and 2007, was as follows:

                                                                              Three-Month Period Ended
                                                                                       June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                                   (in thousands)
Total segment income (loss)                                            $            2,337  $            7,095
Unallocated corporate expenses, net (1)                                           (15,852)            (19,099)
Restructuring charges                                                              (1,526)             (3,011)
Other gains (charges)                                                               5,914             (13,942)
Interest and other income                                                           6,721               5,903
Interest expense                                                                   (1,014)               (876)
                                                                        ------------------  ------------------
    Total loss from continuing operations before income taxes          $           (3,420) $          (23,930)
                                                                        ==================  ==================

____________________

(1) The unallocated corporate expenses, net included all administrative expenses, certain research and development and selling and marketing expenses, stock-based compensation expense and amortization of acquisition-related intangible assets.

16. Supplemental Disclosure of Cash Flows

                                                                              Three-Month Period Ended
                                                                                       June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
                                                                                   (in thousands)
Non-cash investing and financial activities:
Unrealized loss on available-for-sale securities                       $           (1,243) $             (653)
                                                                        ==================  ==================

17. Subsequent Event

On August 7, 2007, the Company announced that it intends to take actions in the second quarter of fiscal 2008 to reduce its workforce by approximately 20%. These employee reductions will primarily relate to its OEM engineering resources and related support and service organizations; however, it will impact the Company across all functions worldwide. The Company believes that this restructuring, in conjunction with the restructuring it implemented in the first quarter of 2008, will allow the Company to better align its cost structure with its anticipated revenue stream and will result in improvements in its results of operations and cash flow. The Company expects to record a restructuring charge in the range of $3.0 million and $5.0 million associated with this plan in "Restructuring charges" in the Condensed Consolidated Statement of Operations. In light of an ongoing strategic review of the Company's business by management, additional significant charges may be recorded by the Company in the future.

18. Glossary

The following is a list of business related acronyms that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

  AFP: Apple Filing Protocol
  ASIC: Application Specific Integrated Circuit
  ATA: Advanced Technology Attachment
  CIFS: Common Internet File System
  DPS: Data Protection Solutions
  DSG: Desktop Solutions Group
  ESPP: Employee Stock Purchase Plan
  FTP: File Transfer Protocol
  HTTP: Hypertext Transfer Protocol
  I/O: Input/Output
  IPsec: Internet Protocol Security
  IRS: Internal Revenue Service
  iSCSI: Internet SCSI
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
  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the restructuring that we expect to implement in the second quarter of fiscal 2008 and the anticipated impact of such restructuring to our company and our operating results and cash flows, our anticipated declines in revenues from our parallel SCSI products and our SATA products sold to our OEM customers, the expected impact on our future revenues of our failure to receive design wins for the next generation serial products from IBM, and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2007. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

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

Results of Operations

Overview

In the first quarter of fiscal 2008, our revenues decreased $26.7 million compared to the first quarter of fiscal 2007 due primarily to the declining revenue base of our parallel products and slower adoption of our newer generation of serial products by our customers. The slight improvement in gross margin in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to changes in our customer mix as we experienced a slight shift in our revenue from our OEM to our channel customers. This improvement was slightly offset by changes in our product mix from higher margin parallel SCSI products to lower margin serial products. Operating expenses also decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters.

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

The growth of our new generation of serial products is not keeping pace with the decline in revenue from our parallel products. In light of this situation, we believe we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

In the first quarter of fiscal 2008, we revised our internal reporting structure by including the remaining SCSI products from our previous DSG segment into our DPS segment as we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. The remainder of the DSG segment is included in the "Other" category, as it represents a reconciling item to our consolidated results of operations. We decided not to invest further in our DSG segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. Our DSG segment provided high- performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. We also implemented a restructuring plan in the first quarter of fiscal 2008 by eliminating duplicative resources to reduce our operating expenses due to a declining revenue base.

On August 7, 2007, we announced that we intend to take actions in the second quarter of fiscal 2008 to reduce our workforce by approximately 20%. These employee reductions will primarily relate to our employees supporting OEM engineering resources and related support and service organizations; however, it will impact our company across all functions worldwide. We believe that this restructuring, in conjunction with the restructuring we implemented in the first quarter of 2008, will allow us to better align our cost structure with our anticipated revenue stream and will result in improvements in our results of operations and cash flow. We expect to record a restructuring charge in the range of $3.0 million and $5.0 million associated with this plan as "Restructuring charges" in the Condensed Consolidated Statement of Operations. In light of an ongoing strategic review of our business by management, additional significant charges may be recorded by us in the future.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                                                Three-Month Period Ended
                                                                                       June 30,
                                                                        --------------------------------------
                                                                             2007 (1)            2006 (2)
                                                                        ------------------  ------------------
Net revenues                                                                          100%               100%
Cost of revenues                                                                       67                  68
                                                                        ------------------  ------------------
    Gross margin                                                                       33                  32
                                                                        ------------------  ------------------
Operating expenses:
    Research and development                                                           28                  25
    Selling, marketing and administrative                                              35                  22
    Amortization of acquisition-related intangible assets                               2                   2
    Restructuring charges                                                               4                   5
    Other charges (gains)                                                             (14)                 20
                                                                        ------------------  ------------------
        Total operating expenses                                                       55                  74
                                                                        ------------------  ------------------
Loss from operations                                                                  (22)                (42)
Interest and other income                                                              16                   8
Interest expense                                                                       (2)                 (1)
                                                                        ------------------  ------------------
Loss from continuing operations before income taxes                                    (8)                (35)
Provisions for income taxes                                                             1                   1
                                                                        ------------------  ------------------
Loss from continuing operations                                                        (9)                (36)
                                                                        ------------------  ------------------
Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes                                  --                  --
    Income from disposal of discontinued operations,
        net of taxes                                                                   --                   2
                                                                        ------------------  ------------------
        Income from discontinued operations, net of taxes                              --                   2
                                                                        ------------------  ------------------
Net loss                                                                               (9)%               (34)%
                                                                        ==================  ==================

____________________

(1) In the first quarter of fiscal 2008, we recorded a gain of $6.7 million on the sale of certain properties and implemented a restructuring plan. These actions affect the comparability of this data.

(2) In the first quarter of fiscal 2007, we recorded an impairment charge of $13.2 million related to the Snap Server portion of our systems business and implemented a restructuring plan. These actions affect the comparability of this data.

Net Revenues.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Segment Net Revenues:
DPS                                        $      36.1  $     57.2         (37)%
SSG                                                6.3         7.8         (19)%
Other                                               --         4.1        (100)%
                                            -----------  ----------
    Total Net Revenues                            42.4        69.1         (39)%
                                            ===========  ==========

Revenues from our DPS segment decreased by $21.2 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, primarily due to a $24.5 million decline in unit sales of our parallel SCSI products, which was partially offset by a $3.6 million increase in sales of our serial products. The decline in sales volumes of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share, and a continuing shift to lower-priced SATA solutions, in which there is a more competitive market. We expect revenues for our parallel SCSI products to continue to decline. We also expect revenues for our SATA products sold to our OEM customers to continue to decline, as certain of our customers have moved to other suppliers to obtain next generation SATA technologies. In addition, a significant customer recently notified us that we did not receive design wins for its next generation serial products, which will have a significant negative impact on our revenues beginning in approximately twelve months.

Revenues from our SSG segment decreased by $1.5 million in first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily as a result of a decline in unit sales of our legacy server products. We have invested additional sales and marketing resources in our SSG segment in an effort to grow this business.

Revenues from our other category decreased by $4.0 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to our decision to wind down our DSG business at March 31, 2007.

                                                                               Three-Month Period Ended
                                                                                       June 30,
                                                                        --------------------------------------
                                                                               2007                2006
                                                                        ------------------  ------------------
Geographical Revenues:
North America                                                                          46%                45%
Europe                                                                                 27%                26%
Pacific Rim                                                                            27%                29%
                                                                        ------------------  ------------------
    Total Geographical Revenues                                                       100%               100%
                                                                        ==================  ==================

Our overall international revenues remained relatively flat as a percentage of our total revenues in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the first quarter of fiscal 2008, IBM and Ingram Micro accounted for 36% and 12% of our total net revenues, respectively. In the first quarter of fiscal 2007, IBM and Dell accounted for 34% and 17% of our total net revenues, respectively.

Gross Margin.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Gross Profit                               $      14.0  $     22.3         (37)%
Gross Margin                                        33%        32%

The slight improvement in gross margin in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to changes in our customer mix, which included a shift in revenue by 3% from our OEM to our channel customers, with channel customers usually having higher average margins. This was partially offset by changes in our product mix from higher margin parallel SCSI products to lower margin serial products. Our gross margins will be significantly impacted in the future by the mix of OEM and channel revenue as well as product mix.

Research and Development Expense.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Research and development                   $      11.8  $     17.3         (32)%

The decrease in research and development expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in the first half of fiscal 2007, which was reflected by a 22% decrease in headcount for employees engaged in research and development. We also decreased our infrastructure spending, had fewer engineering projects outstanding and recognized $0.6 million less in stock-based compensation related to SFAS No. 123(R) in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to the reduction in headcount.

Selling, Marketing and Administrative Expense.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Selling, marketing and
    administrative                         $      15.0  $     15.4          (3)%

The decrease in selling, marketing and administrative expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily a result of a $0.3 million decline in stock-based compensation charges related to SFAS No. 123(R) and reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in the first half of fiscal 2007 and the first quarter of fiscal 2008. This was partially offset by $0.2 million of increased spending on marketing activities related to increased investments for our SSG segment.

Amortization of Acquisition-Related Intangible Assets.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Amortization of acquisition-related
    intangible assets                      $       0.7  $      1.6         (54)%

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

The decrease in amortization of acquisition-related intangible assets in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to intangible assets that became fully amortized associated with our acquisitions of the IBM i/p Series RAID component business, Eurologic Systems Group Limited and ICP vortex Computersysteme GmbH in fiscal 2007 of $0.4 million, $0.3 million and $0.2 million, respectively.

Restructuring Charges.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Restructuring charges                      $       1.5  $      3.0         (49)%

All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2008, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007.

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure our operations to reduce our operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million. As a result of our first quarter of fiscal 2008 restructuring plan, we began to reduce our annual operating expenses by approximately $4.7 million, of which 30%, 6% and 64% was reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Other Charges (gains).

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Other charges (gains)                      $      (5.9) $     13.9          n/a

Other charges (gains) consisted of asset impairment charges related to certain assets and gain on sale of certain properties.

In fiscal 2007, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. In May 2007, we completed the sale of certain of these properties with net proceeds aggregating $19.0 million, which exceeded our carrying value of $12.3 million. As a result, a gain on the sale of the properties of $6.7 million was recorded in the first quarter of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

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

At the end of the first quarter of fiscal 2007, with the decision to retain and operate the Snap Server portion of the systems business, we performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2007.

Interest and Other Income.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Interest and Other Income:
Interest Income                            $       6.7  $      5.7          17%
Translation Gains                                  0.0         0.2         (94)%
                                            -----------  ----------
    Total Interest and Other Income                6.7         5.9          14%
                                            ===========  ==========

Interest and other income is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses and realized gains and losses on marketable securities. The increase in interest and other income in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities. This was partially offset by foreign currency fluctuations, primarily related to a stronger Euro compared to the United States dollar and reduced balances in our foreign entities.

Interest Expense.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Interest expense                           $      (1.0) $     (0.9)         16%

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or the 3/4% Notes, and 3% Convertible Subordinated Notes due 2007, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Income Taxes.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)
Provision for income taxes                 $       0.2  $      0.9         (76)%

Income tax provisions for interim periods are based on our estimated annual income tax rate. The estimated annual tax for fiscal 2008 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. The estimated annual tax for fiscal 2007 consisted of a discrete tax benefit attributable to settling certain tax disputes, foreign taxes related to our foreign subsidiaries, the amortization of certain acquisition-related intangible assets and interest accrued on prior years' tax disputes, as discussed in further detail in Part II, Item 1, "Legal Proceedings." We are in ongoing negotiations with the IRS taxing authorities with regard to our tax disputes. Our tax rate for the period in which a settlement is reached is impacted if the settlement materially differs from the amounts previously accrued.

On April 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of implementing FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $1.3 million as a reduction to the beginning balance of "Retained earnings" on our Condensed Consolidated Balance Sheets. Upon adoption of FIN 48, we elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Condensed Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial.

As of the date of adoption, our total gross unrecognized tax benefits were $20.3 million, of which $6.3 million if recognized, would affect the effective tax rate. In addition, we recognized $0.5 million of current and long-term deferred tax assets, which were previously subject to a full valuation allowance as of March 31, 2007.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of the date of adoption of FIN 48, tax years 1994 through 2007 remained open to examination by the U.S. taxing authorities, tax years 1998 through 2007 remained open to examination in Singapore and tax years 2001 through 2007 remained open to examination in various foreign jurisdictions. There was no material change to our unrecognized tax benefits during the first quarter of fiscal 2008 and we do not anticipate that our total unrecognized tax benefits will significantly change during the next twelve months.

Discontinued Operations.

                                                 Three-Month Period Ended
                                                         June 30,
                                            -----------------------------------
                                                                     Percentage
                                               2007         2006       Change
                                            -----------  ----------  ----------
                                             (in millions, except percentages)

Income from discontinued operations        $        --  $      1.6        (100)%

The decrease in discontinued operations in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily driven by the receipt of royalty revenue under the terms of the nonexclusive license agreement from the disposal of the IBM i/p Series RAID Business, which ceased in March 2007.

Liquidity and Capital Resources

Key Components of Cash Flows

Operating cash activities consist of loss from continuing operations, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of impairment charges, sale of long-lived assets, depreciation and amortization of intangible assets, property and equipment marketable securities, and stock-based compensation expense in accordance with SFAS No. 123(R). Cash provided by operating activities from continuing operations decreased to $4.4 million in the first quarter of fiscal 2008 compared to $4.6 million in the first quarter of fiscal 2007 primarily due to a decline in our loss from continuing operations by $21.3 million, partially offset by non- cash charges associated with the impairment of $13.2 million related to the Snap Server intangible assets that was recorded in the first quarter of fiscal 2007 and a gain on the sale of long-lived assets of $6.7 million, which was recorded in the first quarter of fiscal 2008.

Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net proceeds from the sale of long-lived assets and purchases of property and equipment. Cash provided by investing activities increased to $59.6 million in the first quarter of fiscal 2008 compared to cash used in investing activities of $28.8 million in the first quarter of fiscal 2007 primarily due to proceeds received from the sale of long-lived assets of $19.9 million and a decrease in purchases of marketable securities of $63.1 million.

Financing cash activities primarily consist of employee stock option exercises. Cash provided by financing activities decreased to $0.6 million in the first quarter of fiscal 2008 compared to $1.6 million in the first quarter of fiscal 2007 primarily due to a decline in stock option exercises, as approximately 69% of the shares of our common stock that are subject to exercisable stock options had strike prices that were more than the trading price of our common stock at June 30, 2007.

Liquidity. At June 30, 2007, we had $591.5 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $93.9 million was held by our Singapore and Cayman Islands subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of approximately $255.1 million since we do not have any current plans to repatriate the remaining undistributed earnings from our foreign subsidiaries to our United States parent company. If we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At June 30, 2007, we had $225.1 million of aggregate principal amount plus a premium related to our 3/4% Notes that is due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the par value of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. We expect holders of the 3/4% Notes to exercise their put option in December 2008.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of June 30, 2007, we had $2.4 million of restricted marketable securities, consisting of United States government securities, of which $1.7 million was classified as short-term and $0.8 million was classified as long-term.

We were subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. The IRS is currently auditing our Federal income tax returns for the fiscal 2004 through 2006 audit cycle. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

We may enter into strategic alliances, partnerships or acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying strategic alliances, partnerships or acquisitions, we may be required to use a significant portion of our available cash balances.

As of June 30, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2007, other than the impact of the adoption of FIN 48. The adoption of FIN 48 resulted in total liabilities associated with uncertain tax positions of $6.4 million, of which $0.7 million was included in "Accrued and other liabilities" on the Condensed Consolidated Balance Sheet at June 30, 2007, as it is expected to be paid within the next twelve months. The remainder of our liabilities associated with uncertain tax positions of $5.7 million was included in "Other long-tem liabilities" on our Condensed Consolidated Balance Sheet at June 30, 2007. Due to the complexity and uncertainty associated with our tax controversies, we can not make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other Long-term liabilities."

We believe that liquidity provided by our existing working capital, together with expected cash flows from operations and available sources of equity and equipment financing, will be sufficient to support our operations through at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements; we would be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all hybrid financial instruments held, obtained or issued by us for fiscal years beginning with our fiscal 2008. The adoption of SFAS No. 155 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with our fiscal 2009, and interim periods within that fiscal year. We do not believe SFAS No. 157 will have a material effect on our results of operations and financial position.

In February 2007, FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning with our fiscal 2009. We are currently evaluating the impact that SFAS No. 159 will have on our results of operations and financial position.

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2007, except for the following critical accounting policy:

Income Taxes: On April 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 requires a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in our financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. In addition, upon the adoption of FIN 48, we elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Condensed Consolidated Statements of Operations.

For a complete description of what we believe to be the other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Dispositions

On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID business to IBM. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to us for the sale of our board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In the first quarter of fiscal 2007, we received royalties, net of taxes, of $1.3 million, which we recorded in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations.

On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based portion of our systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of June 30, 2007, we believe that we are unlikely to achieve the revenue levels to earn this contingent consideration. We recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A :"Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the year ended March 31, 2007. Our exposure to market risk has not changed materially since March 31, 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The IRS is currently auditing our Federal income tax returns for the fiscal 2004 through 2006 audit cycle. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend. Our management team continuously reviews and evaluates all aspects of our business, including our product portfolio, our relationships with strategic partners and our research and development focus and sales and marketing efforts to better scale our operations relative to our cost basis.

The actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

  Loss of customers;
  Loss of employees;
  Increased dependency on suppliers;
  Supply issues;
  Reduced revenue base;
  Impairment of our assets;
  Increased operating costs;
  Material restructuring charges; and
  Liquidity.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in fiscal 2007, we decided not to invest further in our DSG business due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. However, we believe we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business.

The impact of contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are engaged in contract negotiations concerning product specifications and price. These negotiations may prove to be unfavorable. We are also experiencing a significant impact on our revenues as the industry transition from parallel to serial connectivity, as the revenue we generate from sales of our serial products has not grown at a fast enough rate to offset declines in sales of our parallel products; we expect this trend to continue in future periods. For example, a significant customer recently notified us that we did not receive design wins for its next generation serial products, which will have a significant negative impact on our revenues beginning in approximately twelve months. In addition, the development of new products may not gain sufficient market acceptance or contribute significantly to revenue. These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.     Historically, a small number of our customers have accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In addition, our largest customers have begun accounting for an increasingly greater percentage of our net revenues, which could magnify the effects if one of these customers elected to reduce or eliminate their purchases from us. For example, in the first quarter of fiscal 2008, IBM and Ingram Micro accounted for 36% and 12% of our total net revenues, respectively, whereas in the first quarter of fiscal 2007, IBM and Dell accounted for 34% and 17% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, a significant customer recently notified us that we did not receive design wins for its next generation serial products, which will have a significant negative impact on our revenues beginning in approximately twelve months. In addition, in the third quarter of fiscal 2007, we experienced a significant decrease in revenue compared to forecasts from IBM, which adversely affected our operating results. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

If we do not meet our restructuring objectives, we may have to continue to implement additional plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $1.5 million, $3.7 million, $10.4 million and $5.9 million, in the first quarter of fiscal 2008, and fiscal years 2007, 2006 and 2005, respectively. The restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore. The goals of these plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. However, due to constant changes in our business environment, we continue to evaluate our business model which may lead to the implementation of further restructuring plans and may cause us to incur material restructuring charges. On August 7, 2007, we announced that we intend to take actions in the second quarter of fiscal 2008 to reduce our workforce by approximately 20%. These employee reductions will primarily relate to our OEM engineering resources and related support and service organizations; however, it will impact our company across all functions worldwide. We expect to record a restructuring charge in the range of $3.0 million and $5.0 million associated with this plan. Although we believe that this restructuring will allow us to better align our cost structure with our anticipated revenue stream and will result in improvements in our results of operation and cash flow, we may not realize these anticipated benefits of the restructuring and may be required to implement further restructurings. Further, our restructuring plans may not achieve the original goals we had in implementing them, which could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. Each of these personnel is an "at-will" employee, and, as a result, these employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. Due to the general uncertainty regarding the outlook of our company, we have implemented a retention plan in efforts to retain key employees. We must also continue to motivate all other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions. The loss of any of our key employees could have a significant impact on our operations.

Uncertainty regarding the future composition of our board or directors may have an adverse affect on us. In a letter to us, dated June 25, 2007, that was filed with the SEC, a hedge fund investor announced that it had submitted the notification required by our bylaws to nominate individuals for election to our board of directors at our 2007 annual meeting of stockholders. This investor has nominated five individuals to serve on our eight-member board, and if all of these individuals are elected, this investor's nominees would represent a majority of our board of directors. We are not able to predict the extent to which this investor's efforts will affect our business. The uncertainty regarding our future board of directors may have an adverse affect on us by disrupting our business operations, which could include the following:

  Our customers may delay decisions to purchase our products or choose to purchase products from our competitors due to this uncertainty;
  Our suppliers may delay the delivery of products by focusing their attention on other customers, and we may be faced with performance and delivery issues for the products ordered;
  Our employees may terminate their employment with us at any time and may seek employment with one or more of our competitors due to morale challenges due to the uncertainty created by this situation; and
  Management's ability to pursue strategic transactions or acquisitions in order to grow our business may be adversely affected.

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

If we are unable to compete effectively, our net revenues and gross margins could be adversely affected.    The markets for all of our products are intensely competitive and are characterized by the following:

  Rapid technological advances;
  Frequent new product introductions;
  Evolving industry standards; and
  Price erosion.

Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to products employing Ultra 320 technology has adversely affected revenues from our SCSI products. In addition, revenues for our SATA products sold to our OEM customers has declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies.

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

In order to execute our strategies, we may enter into strategic alliances with, partner with, invest in or acquire companies with complementary or strategic products or technologies. Costs associated with these strategic alliances, investments or acquisitions may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.     We may pursue strategic transactions, partnerships, investments and acquisitions in order to scale our business as sales of our core parallel products continue to decline. In order to be successful in the strategic alliances, partnerships, investments or acquisitions that we may make, we must:

  Conduct strategic alliances, partnerships, investments or acquisitions that enhance our time to market with new products;

  Successfully prevail over competing bidders for target strategic alliances, partnerships, investments or acquisitions at an acceptable price;

  Invest in companies and technologies that contribute to the profitable growth of our business;

  Integrate acquired operations into our business and maintain uniform standards, controls and procedures;

  Retain the key employees of the acquired operations; and

  Develop the capabilities necessary to exploit newly acquired technologies.

The benefits of any strategic alliances, partnerships, investments or acquisitions may prove to be less than anticipated and may not outweigh the costs reported in our financial statements, and we may not obtain the operational leverage or realize the improvements we intend or desire with the actions we take.

Completing any potential future strategic alliances, partnerships, investments or acquisitions could cause significant diversions of management time and resources and divert focus from the activities of our current operations. We may encounter difficulty in integrating and assimilating the operations and personnel of the acquired companies into our operations or the acquired technology and rights into our services. We may also lack the experience or expertise in the new products and markets, which may impair the relationships with customers or suppliers of the acquired business. The acquisition of new operations may require us to develop additional internal controls to support these new operations. We may experience material deficiencies or weaknesses in our internal control over financial reporting as a result of the addition of new operations or due to changes to our internal controls, which could have a material impact on our results of operations when corrected. Additionally, we may not be successful in overcoming these risks or any other problems encountered in connection with these or other acquisitions, strategic alliances or investments, which could result in an adverse impact on our ability to develop or sustain the acquired business.

If we acquire new businesses, products or technologies in the future, we may be required to assume warranty claims or other contingent liabilities, including liabilities unknown at the time of acquisition, and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill, other intangible assets or other losses.

If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. If we were to use a substantial portion of our available cash, we might need to repatriate cash from our subsidiaries, which may cause us to incur additional income taxes at up to the United States Federal statutory rate of 40%. In addition, we may be required to invest significant resources in order to perform under a strategic alliance or partnership, or to complete an acquisition or investment, which could adversely affect our results of operations, at least in the short-term, even if we believe the acquisition, strategic alliance or investment will benefit us in the long-term.

If we are not successful in completing a strategic alliance or partnerships with or acquisition of companies with complementary or strategic products or technologies, our future growth may be hindered. In order to scale our operations relative to our cost basis, we may need to identify attractive strategic alliance, partnership or acquisition candidates and complete a transaction with them. If we fail to identify and complete a successful strategic alliance, partnership or acquisition, we expect that our revenues will continue to decline and we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our financial results.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 49% of our revenues for the first quarter of fiscal 2008 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. In addition, in the first quarter of fiscal 2008, we terminated our relationship with some of our distributors, in order to improve the focus on our products and strengthen our relationship with the remaining distributors. This action may not have the intended results that we are anticipating, which could adversely affect our financial results in the short-term.

Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. For example, some of our distributors threatened to stop selling our products or make pricing of our products non-competitive if we did not agree to absorb their costs to comply with the RoHS and the Waste Electrical and Electronic Equipment Directives with respect to our products. Our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor- incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenue and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations for a majority of our products. The transition of the manufacturing facilities did not go as well as expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our revenues and operating results in the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. If Sanmina-SCI is unwilling or unable to meet our supply needs including timely delivery and adherence to standard quality, we could lose customers or revenue and incur increased manufacturing costs, which would have an adverse effect on our results. Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ SMTC to manufacture certain ServeRAID products, SuperMicro and USI to manufacture certain systems products, and Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

We currently purchase all of the finished production silicon wafers and other key components used in our products from suppliers, and if they fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.    Independent foundries manufacture to our specifications all of the finished silicon wafers used for our products. We currently purchase finished production silicon wafers used in our products from Taiwan Semiconductor Manufacturing Company, or TSMC. In addition, we purchase some of our key components used in our products from sole-source suppliers. The manufacture of semiconductor devices and other components are sensitive to a wide variety of factors, including the following:

  The availability of raw materials;
  The availability of manufacturing capacity;
  Transition to smaller geometries of semiconductor devices;
  The level of contaminants in the manufacturing environment;
  Impurities in the materials used; and
  The performance of personnel and equipment.

We cannot assure you that manufacturing problems may not occur in the future. A shortage of raw materials or production capacity could lead our suppliers to allocate available capacity to other customers. Any prolonged inability to obtain wafers and other key components with competitive performance and cost attributes, adequate yields or timely deliveries would delay our production and our product shipments, and could have an adverse effect on our business and financial results. We expect that our suppliers will continually seek to convert their processes for manufacturing wafers and key components to more advanced process technologies. Such conversions entail inherent technological risks that can affect yields and delivery times. If for any reason the suppliers we use are unable or unwilling to satisfy our wafer and other key component needs, we will be required to identify and qualify additional suppliers. Additional suppliers for wafers and other key components may be unavailable, may take significant amounts of time to qualify or may be unable to satisfy our requirements on a timely basis.

Because our sales are made by means of standard purchase orders rather than long-term contracts, if demand for our customers' products declines or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us or reduce their levels of purchases from us.    The volume and timing of orders received during a quarter are difficult to forecast. Our customers generally order based on their forecasts and they frequently encounter uncertain and changing demand for their products. If demand falls below such forecasts or if our customers do not control their inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our customers have from time to time in the past canceled or rescheduled shipments previously ordered from us, and we cannot assure you that they will not do so in the future. For example, in the third quarter of fiscal 2007, the demand for our products from certain OEM customers substantially declined from their initial forecasts, which adversely affected our operating results. As our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all. Historically, we have set our operating budget based on forecasts of future revenues because we do not have significant backlog. Because much of our operating budget is relatively fixed in the short- term, if revenues do not meet our expectations, then our financial results will be adversely affected.

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. We have a three-year contract manufacturing agreement with Sanmina-SCI to manufacture a majority of our products. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecast and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with the contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred significant inventory-related charges of $7.8 million due to a significant decline in our revenue stream.

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

We held approximately $93.9 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at June 30, 2007. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

If we do not provide adequate support during our customers' design and development stage, or if we are unable to provide such support in a timely manner, we may lose revenues to our competitors.    Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. If this were to occur, we may lose revenues and market share to our competitors.

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

Our charter documents and Delaware law contain anti-takeover provisions that could prevent, discourage or delay a change in control or management, which may affect the price of our common stock. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include completing procedural requirements for stockholders holding 5% of voting shares to take action by written consent and restricting the ability of stockholders to call special meetings. In addition, the indenture relating to the 3/4% Notes provides that in the event of certain changes in control, each holder of the 3/4% Notes will have the right to require us to repurchase such holder's 3/4% Notes at a price equal to the principal amount of the 3/4% Notes being purchased, plus any accrued and unpaid interest. We are also subject to provisions of Section 203 of the Delaware General Corporation Law which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These restrictions could have the effect of delaying or preventing a change of control or management.

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

Our international operations involve a number of political, economic and other risks that could adversely affect our ability to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target markets and expose us to potential disruption in the supply of necessary components. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, and changes in import/export regulations, tariffs and freight rates. We maintain a research and development center in Bangalore, India, which we expanded in fiscal 2007. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries.  In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target markets, expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenue and operate effectively. In addition, the operations of our remote locations are subject to management oversight and control. If our business practices and corporate controls are not adhered to worldwide, our business and financial results could be adversely affected.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which include revenue recognition, inventory, goodwill, stock-based compensation and income taxes. In addition, we have updated our Critical Accounting Policy in the first quarter of fiscal 2008 related to income taxes, as discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies." Furthermore, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.     We were subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. The IRS is currently auditing our Federal income tax returns for the fiscal 2004 through 2006 audit cycle. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At June 30, 2007, the carrying value of such investments aggregated $3.6 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to an other-than-temporary decline in value of a minority investment.

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

Item 6. Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.1	Fiscal 2008 Adaptec Incentive Plan		8-K	000-15071	April 20, 2007	99.1
10.2	Executive Employment Agreement of Mr. Ted Chen effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.1
10.3	Executive Employment Agreement of Mr. Manoj Goyal, effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.2
10.4	Executive Employment Agreement of Mr. Russell Johnson, effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.3
10.5	Executive Employment Agreement of Mr. Stephen Terlizzi, effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.4
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ CHRISTOPHER G. O'MEARA
Christopher G. O'Meara
	Vice President and Chief Financial Officer (principal financial officer)	Date: August 8, 2007
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: August 8, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.1	Fiscal 2008 Adaptec Incentive Plan		8-K	000-15071	April 20, 2007	99.1
10.2	Executive Employment Agreement of Mr. Ted Chen effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.1
10.3	Executive Employment Agreement of Mr. Manoj Goyal, effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.2
10.4	Executive Employment Agreement of Mr. Russell Johnson, effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.3
10.5	Executive Employment Agreement of Mr. Stephen Terlizzi, effective as of May 1, 2007		8-K	000-15071	May 4, 2007	10.4
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X