Form 10-Q
period 2007-09-28
ADAPTEC INC
filed 2007-11-06
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of November 2, 2007 was 121,072,883.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Net revenues                                                      $    43,974  $    73,553  $    86,361  $   142,624
Cost of revenues                                                       28,596       47,010       56,986       93,811
                                                                   -----------  -----------  -----------  -----------
    Gross profit                                                       15,378       26,543       29,375       48,813
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                           10,858       13,560       22,648       30,854
    Selling, marketing and administrative                              14,297       15,693       29,286       31,087
    Amortization of acquisition-related intangible assets                 720        1,470        1,453        3,056
    Restructuring charges                                               3,428        1,085        4,954        4,096
    Other charges (gains)                                                 115           --       (5,799)      13,942
                                                                   -----------  -----------  -----------  -----------
        Total operating expenses                                       29,418       31,808       52,542       83,035
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations                                       (14,040)      (5,265)     (23,167)     (34,222)
Interest and other income, net                                          7,797        5,825       14,518       11,728
Interest expense                                                         (955)        (883)      (1,969)      (1,759)
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations before income taxes                    (7,198)        (323)     (10,618)     (24,253)
Provision for (benefit from) income taxes                                 290      (49,080)         505      (48,186)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations, net of taxes                 (7,488)      48,757      (11,123)      23,933
                                                                   -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of taxes               --         (132)          --          132
    Income (loss) from disposal of discontinued
         operations, net of taxes                                        (144)       2,440         (144)       3,730
                                                                   -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations, net of taxes         (144)       2,308         (144)       3,862
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                 $    (7,632) $    51,065  $   (11,267) $    27,795
                                                                   ===========  ===========  ===========  ===========
Income (loss) per share:
Basic
    Continuing operations                                         $     (0.06) $      0.42  $     (0.09) $      0.21
    Discontinued operations                                             (0.00)        0.02        (0.00)        0.03
    Net income (loss)                                             $     (0.06) $      0.44  $     (0.10) $      0.24
Diluted
    Continuing operations                                         $     (0.06) $      0.36  $     (0.09) $      0.19
    Discontinued operations                                             (0.00)        0.02        (0.00)        0.03
    Net income (loss)                                             $     (0.06) $      0.38  $     (0.10) $      0.22

Shares used in computing income (loss) per share:
    Basic                                                             118,405      116,325      118,151      115,967
    Diluted                                                           118,405      136,735      118,151      135,991

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                             September 30, 2007    March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                               $          178,777  $           95,922
    Marketable securities                                                              418,821             476,501
    Restricted marketable securities                                                     1,665               1,660
    Accounts receivable, net                                                            26,672              34,127
    Inventories                                                                         19,751              28,717
    Prepaid expenses and other current assets                                           26,648              31,832
    Assets held for sale                                                                    --              12,509
                                                                             ------------------  ------------------
        Total current assets                                                           672,334             681,268
Property and equipment, net                                                             14,297              15,852
Restricted marketable securities, less current portion                                     807               1,584
Other intangible assets, net                                                             3,867               7,011
Other long-term assets                                                                   8,667               9,687
                                                                             ------------------  ------------------
Total assets                                                                $          699,972  $          715,402
                                                                             ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $           19,585  $           28,101
    Accrued and other liabilites                                                        32,697              37,134
                                                                             ------------------  ------------------
        Total current liabilities                                                       52,282              65,235
3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                              225,161             225,000
Other long-term liabilities                                                              6,255               3,009
                                                                             ------------------  ------------------
        Total liabilities                                                              283,698             293,244
                                                                             ------------------  ------------------
Commitments and contingencies (Note 13)
Stockholders' equity:
    Common stock                                                                           121                 119
    Additional paid-in capital                                                         194,982             190,236
    Accumulated other comprehensive income, net of taxes                                 5,130               3,178
    Retained earnings                                                                  216,041             228,625
                                                                             ------------------  ------------------
        Total stockholders' equity                                                     416,274             422,158
                                                                             ------------------  ------------------
Total liabilities and stockholders' equity                                  $          699,972  $          715,402
                                                                             ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     Six-Month Period Ended
                                                                                        September 30,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                           $          (11,267) $           27,795
Less: income (loss) from discontinued operations, net of taxes                            (144)              3,862
                                                                             ------------------  ------------------
Income (loss) from continuing operations, net of taxes                                 (11,123)             23,933
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
    Stock-based compensation                                                             2,612               4,566
    Inventory-related charges                                                            4,857               2,776
    Depreciation and amortization                                                        4,897               9,299
    Impairment of long-lived assets                                                         --              13,203
    Gain on sale of long-lived assets                                                   (6,735)                 --
    Non-cash effect of tax settlement                                                       --             (45,955)
    Other non-cash items                                                                   267                 681
    Changes in assets and liabilities                                                    1,832             (18,173)
                                                                             ------------------  ------------------
Net Cash Used in Operating Activities of Continuing Operations                          (3,393)             (9,670)
Net Cash Provided by Operating Activities of Discontinued Operations                     2,246               2,564
                                                                             ------------------  ------------------
Net Cash Used in Operating Activities                                                   (1,147)             (7,106)
                                                                             ------------------  ------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                       (473)             (1,845)
Proceeds from sale of long-lived assets                                                 19,881                  --
Purchases of marketable securities                                                     (22,663)           (165,839)
Sales of marketable securities                                                          54,780             111,337
Maturities of marketable securities                                                     27,820              14,029
Maturities of restricted marketable securities                                             844                 844
Payment of holdback in connection with acquisition of Platys                                --              (1,507)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                     80,189             (42,981)
                                                                             ------------------  ------------------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                                   2,571               4,272
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                                2,571               4,272
                                                                             ------------------  ------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                      1,242               1,030
                                                                             ------------------  ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    82,855             (44,785)
Cash and Cash Equivalents at Beginning of Period                                        95,922             131,373
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $          178,777  $           86,588
                                                                             ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended on March 31, 2007, which was filed with the SEC on June 6, 2007. The second quarters of fiscal 2008 and 2007 ended on September 28, 2007 and September 29, 2006, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on September 30. The results of operations for the second quarter and first half of fiscal 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with the Company's fiscal 2009, and interim periods within that fiscal year. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

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

In June 2007, the FASB ratified EITF No. 07-3, which requires nonrefundable advance research and development payments for goods and services to be deferred and capitalized and subsequently expensed when the research and development activities are performed, subject to an assessment of recoverability. EITF No. 07-03 is effective for new contractual arrangements entered into beginning with the Company's fiscal 2009, and interim periods within that fiscal year. The Company does not believe EITF No. 07-03 will have a material effect on its results of operations and financial position.

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

The Company issued 0.4 million shares under the ESPP in the second quarter and first half of fiscal 2008. As of September 30, 2007, 2.6 million shares remained available to cover shares to be issued pursuant to one offering period that remains in effect even though the 1986 ESPP has expired. This offering period will terminate on February 14, 2008. As of September 30, 2007, the total unamortized stock-based compensation expense related to shares issuable under the ESPP was $0.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.38 years.

As of September 30, 2007, the Company had an aggregate of 28.0 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 11.1 million shares were subject to outstanding options and 16.9 million shares were available for future grants of options and other stock awards.  As of September 30, 2007, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.5 million shares were subject to outstanding options and 1.6 million shares were available for future grants of options and other stock awards. As of September 30, 2007, the Company had 0.1 million shares of common stock reserved that were subject to outstanding options under plans assumed by previous acquisitions.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the second quarters and first halves of fiscal 2008 and 2007 was as follows:

                                                                Three-Month Period Ended  Six-Month Period Ended
                                                                     September 30,             September 30,
                                                               ------------------------  ------------------------
                                                                  2007         2006         2007         2006
                                                               -----------  -----------  -----------  -----------
                                                                                (in thousands)
Stock-based compensation expense by caption:
Cost of revenues                                              $        76  $       141  $       172  $       329
Research and development                                              292          865          928        2,090
Selling, marketing and administrative                                 688        1,017        1,512        2,147
                                                               -----------  -----------  -----------  -----------
    Stock-based compensation expense effect on income
        from continuing operations, net of taxes              $     1,056  $     2,023  $     2,612  $     4,566
                                                               ===========  ===========  ===========  ===========
Stock-based compensation expense by type of award:
Stock options                                                 $       619  $     1,642  $     1,349  $     3,546
Restricted stock awards and restricted stock units                  1,022          263        1,664          306
Employee stock purchase plan (1)                                     (585)         118         (401)         714
                                                               -----------  -----------  -----------  -----------
    Stock-based compensation expense effect on income
        from continuing operations, net of taxes              $     1,056  $     2,023  $     2,612  $     4,566
                                                               ===========  ===========  ===========  ===========

____________

(1) The Company recorded a reduction to expense for the employee stock purchase plan in the second quarter and first half of fiscal 2008 based on (a) the actual purchase that occurred on August 14, 2007 and (b) no new offering period exists as the 1986 ESPP expired in April 2006, with exception to one offering period that remains in effect, which will close on February 14, 2008.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the first halves of fiscal 2008 and 2007, there was no income tax benefit realized for the tax deductions from option exercises of the share- based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the second quarter and first half of fiscal 2008 and during fiscal 2007.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of stock options and other stock-based awards granted in the second quarters and first halves of fiscal 2008 and 2007 was estimated using the following weighted-average assumptions:

                                                                Three-Month Period Ended  Six-Month Period Ended
                                                                     September 30,             September 30,
                                                               ------------------------  ------------------------
                                                                  2007         2006         2007         2006
                                                               -----------  -----------  -----------  -----------
Equity Incentive Plans:
Expected life (in years)                                             4.27   3.87 - 4.22        4.27   3.87 - 4.22
Risk-free interest rates                                       4.38 - 4.99% 4.60 - 4.89% 4.38 - 4.99% 4.60 - 5.11%
Expected volatility                                                     39%          44%     39 - 40%          44%
Dividend yield                                                         --           --           --           --
Weighted average fair value                                   $      3.37  $      2.38  $      3.27  $      2.65

ESPP:
Expected life (in years)                                               n/a  1.00 - 1.25          n/a  1.00 - 1.25
Risk-free interest rates                                               n/a  5.07 - 5.11%         n/a  5.07 - 5.11%
Expected volatility                                                    n/a           44%         n/a           44%
Dividend yield                                                         n/a          --           n/a          --
Weighted average fair value                                            n/a $      1.11           n/a $      1.11

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of September 30, 2007 and changes during the first half of fiscal 2008 is presented below:

                                                                                          Weighted
                                                                                           Average
                                                                             Weighted    Remaining
                                                                              Average    Contractual   Aggregate
                                                                             Exercise       Term      Intrinsic
                                                                 Shares        Price       (Years)       Value
                                                               -----------  -----------  -----------  -----------
                                                             (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2007                                      12,992         7.11
    Granted                                                           225         3.82
    Exercised                                                        (435)        3.25
    Forfeited and cancelled                                        (1,283)        8.98
                                                               -----------
Outstanding at September 30, 2007                                  11,499  $      6.98         3.60  $     1,162
                                                               ===========  ===========  ===========  ===========

Options vested and expected to vest at September 30, 2007          10,919  $      7.10         3.49  $     1,151
                                                               ===========  ===========  ===========  ===========

Options exercisable at September 30, 2007                           8,867  $      7.60         3.00  $     1,119
                                                               ===========  ===========  ===========  ===========

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 3.0 million shares subject to options that were in-the-money at September 30, 2007. During the second quarters of fiscal 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.2 million and $0.3 million, respectively, determined as of the date of option exercise. During the first halves of fiscal 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.2 million and $0.7 million, respectively, determined as of the date of option exercise. As of September 30, 2007, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $3.7 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.42 years.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units were granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock awards and restricted stock units are converted into shares of the Company's common stock upon vesting. As of September 30, 2007, there were 2.2 million shares of service-based restricted stock awards and 0.3 million restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions lapse either (1) 50% one year from the date of grant and the remainder at the second anniversary or (2) 100% one year from the date of grant. Under the 2006 Director Plan, restrictions lapse one year from the date of grant. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards and restricted stock units as of September 30, 2007 and changes during the first half of fiscal 2008 was as follows:

                                                                                          Weighted
                                                                                           Average
                                                                                         Grant-Date
                                                                                            Fair
                                                                              Shares        Value
                                                                            -----------  -----------
                                                                          (in thousands, except weighted
                                                                          average grant-date fair value)

Nonvested stock at March 31, 2007                                                1,179  $      4.37
Granted                                                                          1,799         3.50
Vested                                                                            (325)        4.29
Forfeited                                                                         (205)        4.13
                                                                            -----------
Nonvested stock at September 30, 2007                                            2,448  $      3.76
                                                                            ===========  ===========

As of September 30, 2007, the total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units that are expected to vest, net of estimated forfeitures, was $6.2 million. This expense is expected to be recognized over a remaining weighted-average period of 1.16 years.

4. Business Dispositions

IBM i/p Series RAID: On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID business to IBM. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In the second quarter and first half of fiscal 2007, the Company recorded royalties, net of taxes, of $2.4 million and $3.7 million, respectively, which the Company recorded in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations.

OEM Block-based Portion of Its Systems Business: On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based portion of its systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of September 30, 2007, the Company believes that it is unlikely that revenue levels to earn this contingent consideration will be achieved.

Net revenues and the components of income (loss) related to the OEM block-based portion of the Company's systems business included in discontinued operations, were as follows:

                                                                                Three-Month          Six-Month
                                                                                Period Ended        Period Ended
                                                                             September 30, 2006  September 30, 2006
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Net revenues (1)                                                            $              418  $            2,036
                                                                             ==================  ==================
Income (loss) from discontinued operations
    before income taxes                                                     $             (181) $              149
Provision for (benefit from) income taxes                                                  (49)                 17
                                                                             ------------------  ------------------
Income (loss) from discontinued operations, net of taxes                    $             (132) $              132
                                                                             ==================  ==================

____________

(1) The Company received revenue from one customer that remained with the Company after the divestiture of the OEM block- based systems business.

5. Balance Sheets Details

Inventories:

                                                                             September 30, 2007    March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Raw materials                                                               $              169  $              390
Work-in-process                                                                          1,389               3,536
Finished goods                                                                          18,193              24,791
                                                                             ------------------  ------------------
    Total                                                                   $           19,751  $           28,717
                                                                             ==================  ==================

Accrued and Other Liabilities:

                                                                             September 30, 2007    March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Tax related                                                                 $              810  $            6,266
Net deferred tax liability                                                               3,755               3,324
Acquisition related                                                                      2,377               2,123
Accrued compensation and related taxes                                                  10,141               7,672
Deferred margin                                                                          4,541               5,265
Other                                                                                   11,073              12,484
                                                                             ------------------  ------------------
    Total                                                                   $           32,697  $           37,134
                                                                             ==================  ==================

6. Other Intangible Assets, Net

The components of other intangible assets, net at September 30, 2007 and March 31, 2007 were as follows:

                                                        September 30, 2007                  March 31, 2007
                                            ----------------------------------  ----------------------------------
                                              Gross                    Net        Gross                    Net
                                             Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                              Amount    Amortization  Amount      Amount    Amortization  Amount
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies$   43,545  $  (39,911) $    3,634  $   43,545  $  (38,539) $    5,006
    Customer relationships                      1,047      (1,047)         --       1,047      (1,034)         13
    Trade name                                 10,774     (10,541)        233      10,774     (10,474)        300
                                            ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                               55,366     (51,499)      3,867      55,366     (50,047)      5,319
Intellectual property assets and warrants      40,242     (40,242)         --      40,242     (38,550)      1,692
                                            ----------  ----------  ----------  ----------  ----------  ----------
Total                                      $   95,608  $  (91,741) $    3,867  $   95,608  $  (88,597) $    7,011
                                            ==========  ==========  ==========  ==========  ==========  ==========

Amortization of other intangible assets was $1.0 million and $3.0 million in the second quarters of fiscal 2008 and 2007, respectively. Amortization of other intangible assets was $3.2 million and $6.2 million in the first halves of fiscal 2008 and 2007, respectively.

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

At the end of the first quarter of fiscal 2007, with the decision to retain and operate the Snap Server portion of the systems business, the Company performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations in the first half of fiscal 2007, of which $5.6 million, $3.1 million and $4.5 million related to the Company's acquisition-related intangible assets for existing technology, core technology, and trade name, respectively.

The annual amortization expense of the other intangible assets that existed as of September 30, 2007 is expected to be as follows:

                                                                                 Estimated
                                                                                Amortization
                                                                                  Expense
                                                                             ------------------
                                                                               (in thousands)
Fiscal Years:
2008 (remaining six months)                                                 $            1,440
2009                                                                                     2,394
2010 and thereafter                                                                         33
                                                                             ------------------
Total                                                                       $            3,867
                                                                             ==================

7. Interest and Other Income, Net

The components of interest and other income, net for the second quarters and first halves of fiscal 2008 and 2007 were as follows:

                                                                   Three-Month Period Ended    Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Interest income                                                   $     7,042  $     5,813  $    13,717  $    11,506
Realized currency transaction gains (losses)                              668          (45)         678          134
Other                                                                      87           57          123           88
                                                                   -----------  -----------  -----------  -----------
Total                                                             $     7,797  $     5,825  $    14,518  $    11,728
                                                                   ===========  ===========  ===========  ===========

8. Restructuring Charges

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure the Company's operations to reduce its operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million. In addition, in the second quarter of fiscal 2008, the Company initiated additional actions in an effort to better align its cost structure with its anticipated OEM revenue stream and to improve its results of operations and cash flows. The total cost the Company expects to incur for this restructuring plan is approximately $5.0 million, of which the Company recorded approximately $3.5 million in the second quarter of fiscal 2008. Of the $3.5 million recorded in the second quarter of fiscal 2008, $3.4 million related to severance and benefits for employee reductions primarily related to its OEM engineering resources and related support and service organizations worldwide and $0.1 million related to vacating redundant facilities, and contract termination costs. The Company also recorded minimal accrual adjustments in the second quarter and first half of fiscal 2008 primarily related to severance and benefits as actual costs were lower than anticipated. These accrual adjustments related to the restructuring plans that the Company implemented in the first and second quarters of fiscal 2007 and the first quarter of fiscal 2008. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2008, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first half of fiscal 2008:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2007                            $         260  $         510  $         770
Q1'08 Restructuring Plan                                             1,526             --          1,526
Q2'08 Restructuring Plan                                             3,395            149          3,544
Accrual adjustments                                                   (116)            --           (116)
Non-cash charges                                                        --            (35)           (35)
Cash paid                                                           (4,042)          (328)        (4,370)
                                                              -------------  -------------  -------------
Accrual balance at September 30, 2007                        $       1,023  $         296  $       1,319
                                                              =============  =============  =============

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first half of fiscal 2007:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2006                            $       1,185  $       1,586  $       2,771
Q1'07 Restructuring Plan                                             2,927            101          3,028
Q2'07 Restructuring Plan                                               881             --            881
Provision adjustments                                                 (101)           288            187
Non-cash charges                                                        --           (225)          (225)
Cash paid                                                           (4,334)          (540)        (4,874)
                                                              -------------  -------------  -------------
Accrual balance at September 30, 2006                        $         558  $       1,210  $       1,768
                                                              =============  =============  =============

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $1.0 million at September 30, 2007 will be substantially paid out by the fourth quarter of fiscal 2008 while the remaining restructuring other charges accrual balance of $0.3 million, relating primarily to long-term leases, will be paid out through the first quarter of fiscal 2011. The remaining restructuring accrual balance is reflected in "Accrued and other liabilities" and "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

Acquisition-Related Restructuring: During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition- related restructuring liabilities of $6.7 million were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges" in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional estimated loss related to the facilities that the Company subleased. As of September 30, 2007, the Company had utilized $4.9 million of these charges. The Company anticipates that the remaining restructuring accrual balance of $2.0 million will be paid out by the third quarter of fiscal 2012, related to long-term lease obligations

9. Other Charges (Gains)

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, three owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in "Assets held for sale" in the Consolidated Balance Sheets at March 31, 2007 at the Company's carrying value of $12.5 million. In May 2007, the Company completed the sale of the three buildings with proceeds aggregating to $19.9 million, which exceeded the Company's carrying value of $12.5 million. Net of selling costs, the Company recorded a gain on the sale of the properties of $6.7 million in the first half of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

In the first half of fiscal 2007, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 6), which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

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

A reconciliation of the numerator and denominator of the Company's basic and diluted income (loss) per share computations was as follows:

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Numerators:
    Income (loss) from continuing operations - basic              $    (7,488) $    48,757  $   (11,123) $    23,933
    Income (loss) from discontinued operations - basic                   (144)       2,308         (144)       3,862
                                                                   -----------  -----------  -----------  -----------
    Net income (loss) - basic                                     $    (7,632) $    51,065  $   (11,267) $    27,795
                                                                   ===========  ===========  ===========  ===========
Adjustments:
    Adjustment for interest expense on 3/4% Notes, net of taxes   $        --  $       762  $        --  $     1,524
    Adjustment for interest expense on 3% Notes, net of taxes              --          100           --           --
                                                                   -----------  -----------  -----------  -----------
    Total adjustments for interest expense on convertible
       notes, net of taxes                                        $        --  $       862  $        --  $     1,524
                                                                   ===========  ===========  ===========  ===========

    Adjusted income (loss) from continuing operations  - diluted  $    (7,488) $    49,619  $   (11,123) $    25,457
    Adjusted income (loss) from discontinued operations -  diluted       (144)       2,308         (144)       3,862
                                                                   -----------  -----------  -----------  -----------
    Adjusted net income (loss) - diluted                          $    (7,632) $    51,927  $   (11,267) $    29,319
                                                                   ===========  ===========  ===========  ===========

Denominators:
    Weighted average shares outstanding - basic                       118,405      116,325      118,151      115,967
    Effect of dilutive securities:
        Stock options                                                      --          491           --          800
        3/4% Notes                                                         --       19,224           --       19,224
        3% Notes                                                           --          695           --           --
                                                                   -----------  -----------  -----------  -----------
        Weighted average shares and potentially dilutive
            common shares outstanding - diluted                       118,405      136,735      118,151      135,991
                                                                   ===========  ===========  ===========  ===========
Income (loss) per share:
    Basic
        Continuing operations                                     $     (0.06) $      0.42  $     (0.09) $      0.21
        Discontinued operations                                   $     (0.00) $      0.02  $     (0.00) $      0.03
        Net income (loss)                                         $     (0.06) $      0.44  $     (0.10) $      0.24
    Diluted
        Continuing operations                                     $     (0.06) $      0.36  $     (0.09) $      0.19
        Discontinued operations                                   $     (0.00) $      0.02  $     (0.00) $      0.03
        Net income (loss)                                         $     (0.06) $      0.38  $     (0.10) $      0.22

Diluted loss per share from continuing operations, discontinued operations and net loss for the second quarter and first half of fiscal 2008 was based only on the weighted-average number of shares outstanding during these periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potentially issuable common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for the second quarter and first half of fiscal 2007 because their inclusion would have been anti-dilutive. The items excluded for the second quarters and first halves of fiscal 2008 and 2007 were as follows:

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Outstanding employee stock options                                     12,108       12,552       12,474       12,825
Outstanding restricted stock awards and units                           1,556            8        1,338            4
Warrants(1)                                                            19,724       19,874       19,724       19,874
3/4% Notes                                                             19,224           --       19,224           --
3% Notes                                                                   --           --           --          695

____________

(1) ) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. For further discussion on this derivative financial instrument, please refer to Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

11. Comprehensive Income (Loss), Net of Taxes

The Company's comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains on marketable securities and foreign currency translation adjustments, was as follows:

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Net income (loss)                                                 $    (7,632) $    51,065  $   (11,267) $    27,795
Net unrealized gains on marketable securities, net of taxes             1,649        3,222          406        2,569
Foreign currency translation adjustment, net of taxes                   1,318          182        1,546        1,055
                                                                   -----------  -----------  -----------  -----------
Comprehensive income (loss), net of taxes                         $    (4,665) $    54,469  $    (9,315) $    31,419
                                                                   ===========  ===========  ===========  ===========

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                             September 30, 2007    March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Unrealized losses on marketable securities                                  $              965  $              559
Foreign currency translation                                                             4,165               2,619
                                                                             ------------------  ------------------
    Total                                                                   $            5,130  $            3,178
                                                                             ==================  ==================

12. Income Taxes

Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal 2008 includes foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. This resulted in a tax provision of $0.3 million for the second quarter of fiscal 2008. The estimated annual tax for fiscal 2007 consisted of a discrete tax benefit attributable to settling certain tax disputes, foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. This resulted in a tax benefit of $49.1 million for the second quarter of fiscal 2007, of which $46.0 million was attributable to the discrete tax benefit. The Company is in ongoing negotiations with the IRS taxing authorities with regard to its tax disputes, as discussed below in Note 13. The Company's tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

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

As a result of implementing FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $1.3 million as a reduction to "Retained earnings" on its Condensed Consolidated Balance Sheets at that date. Following the adoption of FIN 48, the Company elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in its Condensed Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during the first half of fiscal 2008.

As of September 30, 2007, the Company's total gross unrecognized tax benefits were $20.3 million, of which $6.2 million if recognized, would affect the effective tax rate.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of the date of adoption of FIN 48, tax years 1994 through 2007 remained open to examination by the U.S. taxing authorities, tax years 1998 through 2007 remained open to examination in Singapore and tax years 2001 through 2007 remained open to examination in various foreign jurisdictions. There was no material change to the Company's unrecognized tax benefits during the first half of fiscal 2008. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and

  expiration of statue of limitations on the Company's tax returns

Management believes that it is reasonably possible that the Company's U.S. income tax audit for fiscal 2004 will conclude during the next twelve months due to the expectation that the Statute of Limitations will expire in September 2008. The Company does not anticipate the recognition of any material previously unrecognized tax benefits as the result of the conclusion of this audit.

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

In connection with the Company's acquisition of Eurologic, a portion of the purchase price totaling $3.8 million was held back (the "Eurologic Holdback") for unknown liabilities that may have existed as of the acquisition date. As of September 30, 2007, the Company asserted claims against the Eurologic Holdback totaling $1.5 million.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first halves of fiscal 2008 and 2007.

A reconciliation of the changes to the Company's warranty accrual for the first halves of fiscal 2008 and 2007 was as follows:

                                                                                      Six-Month Period Ended
                                                                                          September 30,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
                                                                                        (in thousands)
Balance at beginning of period                                              $              950  $            2,051
Warranties provided                                                                      1,782               2,086
Actual costs incurred                                                                   (1,660)             (2,561)
                                                                             ------------------  ------------------
Balance at end of period                                                    $            1,072  $            1,576
                                                                             ==================  ==================

15. Segment Reporting

With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, the Company decided in fiscal 2007 not to invest further in its DSG segment. The Company's DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. The Company wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. As a result, in the first quarter of fiscal 2008, the Company revised its internal reporting structure by including the remaining SCSI products from its previous DSG segment into its DPS segment. The remainder of the DSG segment is included in the "Other" category, as it represents a reconciling item to its consolidated results of operations. Following the revision to its internal reporting structure, the Company operates in two segments, DPS and SSG. A description of the types of customers or products and services provided by each segment is as follows:

  DPS provides data protection storage products and its associated storage technologies, including ASICs, board-level products, RAID controllers, internal enclosures and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels.

  SSG provides storage systems for the protection of both file and block data, which are known as "Snap Server by Adaptec" products, including NAS hardware and related backup, replication, and management software. The Company sells these products to VARs and end users through its network of distribution partners, solution providers and VARs.

Summarized financial information on the Company's reportable segments, under the revised internal reporting structure, is shown in the following table. The segment financial data for historical periods has been restated to reflect this change. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the second quarters and first halves of fiscal 2008 and 2007:

                                                                       DPS          SSG         Other        Total
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Three-Month Period Ended September 30, 2007:
    Net revenues                                                  $    37,587  $     6,387  $        --  $    43,974
    Segment income (loss)                                               6,250         (802)          --        5,448
Three-Month Period Ended September 30, 2006:
    Net revenues                                                  $    64,219  $     6,074  $     3,260  $    73,553
    Segment income (loss)                                              17,573       (3,604)         (15)      13,954
Six-Month Period Ended September 30, 2007:
    Net revenues                                                  $    73,689  $    12,672  $        --  $    86,361
    Segment income (loss)                                               8,891       (1,106)          --        7,785
Six-Month Period Ended September 30, 2006:
    Net revenues                                                  $   121,463  $    13,834  $     7,327  $   142,624
    Segment income (loss)                                              25,558       (4,698)         189       21,049

A reconciliation of the Company's "Loss from continuing operations before income taxes" on the Condensed Consolidated Statements of Operations, which consisted of its segment income (loss) and the details of unallocated corporate income and expenses for the second quarters and first halves of fiscal 2008 and 2007, was as follows:

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Total segment income                                              $     5,448  $    13,954  $     7,785  $    21,049
Unallocated corporate expenses, net                                   (15,945)     (18,134)     (31,797)     (37,233)
Restructuring charges                                                  (3,428)      (1,085)      (4,954)      (4,096)
Other gains (charges)                                                    (115)          --        5,799      (13,942)
Interest and other income, net                                          7,797        5,825       14,518       11,728
Interest expense                                                         (955)        (883)      (1,969)      (1,759)
                                                                   -----------  -----------  -----------  -----------
    Total                                                         $    (7,198) $      (323) $   (10,618) $   (24,253)
                                                                   ===========  ===========  ===========  ===========

____________

(1) The unallocated corporate expenses, net included all administrative expenses, certain research and development and selling and marketing expenses, stock-based compensation expense and amortization of acquisition-related intangible assets.

16. Supplemental Disclosure of Cash Flows

                                                                                     Six-Month Period Ended
                                                                                        September 30,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Noncash investing and financing activities:
Net unrealized gains on marketable securities, net of taxes                                406               2,569

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
  EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations
  EITF No. 07-3: Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities
  FASB: Financial Accounting Standards Board
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
  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the anticipated impact of the restructuring plans that were implemented in the first and second quarters of fiscal 2008, our anticipated declines in revenues from our parallel SCSI products and our SATA products sold to our OEM customers, the expected impact on our future revenues, and the timing of such impact, of our failure to receive design wins for the next generation serial products from a significant customer, and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

Results of Operations

Overview

In the second quarter of fiscal 2008, our revenues decreased by $29.6 million compared to the second quarter of fiscal 2007 due primarily to the declining revenue base of our parallel products and slower adoption of our newer generation of serial products. Our revenues were further impacted from our inability to obtain design wins from our OEM customers, primarily for our next generation serial products. The slight decline in gross margin in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to certain manufacturing-related costs that are relatively fixed being spread over a smaller revenue base, which was offset by our improved standard product contributions due to our continued focus on improving product component costs. Operating expenses also decreased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters.

Our future revenue growth in our DPS segment remains largely dependent on the success of our new products addressing serial technologies (for example, SAS and SATA), channel growth and our ability to develop new products in other markets, which includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities, primarily for OEM customers. Our future revenue growth in our SSG segment remains largely dependent on the successful development and marketing of new products and our ability to expand our presence in the reseller channel.

The growth of our new generation of serial products is not keeping pace with the decline in revenues from our parallel products and from our OEM customers. In light of this situation, we believe we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business. This includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities, primarily for OEM customers. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

In the first quarter of fiscal 2008, we revised our internal reporting structure by including the remaining SCSI products from our previous DSG segment into our DPS segment as we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. The remainder of the DSG segment is included in the "Other" category, as it represents a reconciling item to our consolidated results of operations. We decided not to invest further in our DSG segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. Our DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. We also implemented two restructuring plans: (1) in the first quarter of fiscal 2008 by eliminating duplicative resources to reduce our operating expenses due to a declining revenue base and (2) beginning in the second quarter of fiscal 2008 by reducing our workforce by approximately 20% in an effort to better align our cost structure with our anticipated revenue stream and to improve our results of operations and cash flows.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                    2007 (1)     2006 (2)     2007 (3)     2006 (4)
                                                                   -----------  -----------  -----------  -----------
Net revenues                                                              100%        100%        100%        100%
Cost of revenues                                                           65           64           66           66
                                                                   -----------  -----------  -----------  -----------
    Gross margin                                                           35           36           34           34
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                               25           18           26           21
    Selling, marketing and administrative                                  33           21           34           22
    Amortization of acquisition-related intangible assets                   1            2            2            2
    Restructuring charges                                                   8            2            6            3
    Other charges (gains)                                                   0           --           (7)          10
                                                                   -----------  -----------  -----------  -----------
        Total operating expenses                                           67           43           61           58
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations                                           (32)          (7)         (27)         (24)
Interest and other income, net                                             18            8           17            8
Interest expense                                                           (2)          (1)          (2)          (1)
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations before income taxes                       (16)          (0)         (12)         (17)
Provision for (benefit from) income taxes                                   1          (67)           1          (34)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations, net of taxes                    (17)          67          (13)          17
                                                                   -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Income (loss) from discontinued operations, net of taxes               --           (0)          --            0
    Income (loss) from disposal of discontinued operations,
        net of taxes                                                       (0)           3           (0)           3
                                                                   -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations, net of taxes           (0)           3           (0)           3
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                         (17)%         70%        (13)%         20%
                                                                   ===========  ===========  ===========  ===========

____________

(1) In the second quarter of fiscal 2008, we implemented a restructuring plan. This action affects the comparability of this data.

(2) In the second quarter of fiscal 2007, we implemented a restructuring plan and received a discrete tax benefit of $46.0 million from the settlement of certain tax disputes with the U.S. and Singapore taxing authorities. These actions affect the comparability of this data.

(3) In the first half of fiscal 2008, we recorded a gain of $6.7 million on the sale of certain properties and implemented restructuring plans. These actions affect the comparability of this data.

(4) In the first half of fiscal 2007, we recorded an impairment charge of $13.2 million related to the Snap server portion of our systems business, implemented restructuring plans and received a discrete tax benefit of $46.0 million from the settlement of certain tax disputes with the U.S. and Singapore taxing authorities. These actions affect the comparability of this data.

Net Revenues.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Segment Net Revenues:
DPS                                                     $  37.6  $  64.2         (41)% $  73.7  $ 121.5        (39)%
SSG                                                         6.4      6.1           5%    12.7     13.8         (8)%
Other                                                        --      3.3        (100)%      --      7.3       (100)%
                                                         -------  -------               -------  -------
    Total Net Revenues                                     44.0     73.6         (40)%    86.4    142.6        (39)%
                                                         =======  =======               =======  =======

Revenues from our DPS segment decreased by $26.6 million and $47.8 million in the second quarter and first half of fiscal 2008, respectively compared to the corresponding periods of fiscal 2007, primarily due to a decline in unit sales of our parallel SCSI products of $26.1 million and $50.6 million, respectively, which was partially offset by an increase in sales of our serial products of $0.2 million and $3.8 million, respectively. The decline in sales volumes of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. We expect revenues for our parallel SCSI products to continue to decline. The DPS segment was also negatively impacted by a decline in sales of our legacy SATA products sold primarily to OEM customers, which are a part of our serial products. We expect revenues for our SATA products sold to our OEM customers to continue to decline, as certain of our customers have moved to other suppliers to obtain next generation SATA technologies. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues beginning in approximately six months.

Revenues from our SSG segment increased by $0.3 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to increased sales of our storage server products, which included new products that launched in the second quarter of fiscal 2008. Revenues from our SSG segment decreased by $1.1 million in the first half of fiscal 2008 compared to the first half of fiscal 2007 primarily as a result of a decline in unit sales of our legacy server products. We have invested in additional sales and marketing resources in our SSG segment in an effort to grow this business.

Revenues from our other category decreased by $3.3 million and $7.3 million in the second quarter and first half of fiscal 2008, respectively, compared to the corresponding periods of fiscal 2007 due to our decision to wind down our DSG business at March 31, 2007.

                                                                   Three-Month Period Ended  Six-Month Period Ended
                                                                         September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
Geographical Revenues:
North America                                                              43%         44%         45%         45%
Europe                                                                     26%         24%         26%         24%
Pacific Rim                                                                31%         32%         29%         31%
                                                                   -----------  -----------  -----------  -----------
    Total Geographical Revenues                                           100%        100%        100%        100%
                                                                   ===========  ===========  ===========  ===========

Our overall international revenues remained relatively flat as a percentage of our total revenues in the second quarter and first half of fiscal 2008 as compared to the corresponding periods of fiscal 2007.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the second quarter of fiscal 2008, IBM, Tech Data and Ingram Micro accounted for 33%, 14% and 10% of our total net revenues, respectively. In the second quarter of fiscal 2007, IBM and Dell accounted for 29% and 15% of our total net revenues, respectively. In the first half of fiscal 2008, IBM, Tech Data and Ingram Micro accounted for 35%, 12% and 11%of our total net revenues, respectively. In the first half of fiscal 2007, IBM and Dell accounted for 32% and 16% of our total net revenues, respectively.

Gross Margin.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Gross Profit                                            $  15.4  $  26.5         (42)% $  29.4  $  48.8        (40)%
Gross Margin                                                 35%     36%                  34%     34%

The slight decline in gross margin in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and the lack of change in our gross margins in the first half of fiscal 2008 compared to the first half of fiscal 2007 was primarily due to certain manufacturing-related costs that are relatively fixed being spread over a smaller revenue base. This was offset by our improved standard product contributions due to our continued focus on improving product component costs, which impacted the second quarter of fiscal 2008, and to a lesser extent, the first half of fiscal 2008, compared to the corresponding periods of fiscal 2007. Our gross margins will be impacted in the future by the mix of OEM and channel revenue as well as product mix.

Research and Development Expense.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Research and development                                $  10.9  $  13.6         (20)% $  22.6  $  30.9        (27)%

The decrease in research and development expense in the second quarter and first half of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in the first halves of fiscal 2007 and 2008, which resulted in an 18% decrease in headcount for employees engaged in research and development. We also decreased our infrastructure spending, had fewer engineering projects outstanding and had lower stock-based compensation expense of $0.6 million and $1.2 million in the second quarter and first half of fiscal 2008, respectively, compared to the corresponding periods of fiscal 2007 primarily due to the reduction in headcount.

Selling, Marketing and Administrative Expense.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Selling, marketing and administrative                   $  14.3  $  15.7          (9)% $  29.3  $  31.1         (6)%

The decrease in selling, marketing and administrative expense in the second quarter and first half of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in the first halves of fiscal 2007 and 2008, which resulted in a 14% decrease in headcount for employees engaged in the selling, marketing and administrative functions. In addition, we had lower stock- based compensation expense of $0.3 million and $0.6 million, respectively, compared to the corresponding periods of fiscal 2007 primarily due to the reduction in headcount. This was partially offset by $0.2 million and $0.4 million of increased spending on marketing activities related to increased investments for our SSG segment in the second quarter and first half of fiscal 2008, respectively, compared to the corresponding periods of fiscal 2007.

Amortization of Acquisition-Related Intangible Assets.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Amortization of acquisition-related
    intangible assets                                   $   0.7  $   1.5         (51)% $   1.5  $   3.1        (52)%

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

The decrease in amortization of acquisition-related intangible assets in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to intangible assets that became fully amortized in fiscal 2007 associated with our acquisitions of the IBM i/p Series RAID component business and Eurologic Systems Group Limited of $0.4 million and $0.3 million, respectively. The decrease in amortization of acquisition-related intangible assets in the first half of fiscal 2008 compared to the first half of fiscal 2007 was primarily due to intangible assets that became fully amortized in fiscal 2007 associated with our acquisitions of the IBM i/p Series RAID component business and Eurologic Systems Group Limited of $0.9 million and $0.6 million, respectively.

Restructuring Charges.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Restructuring charges                                   $   3.4  $   1.1         216% $   5.0  $   4.1         21%

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

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure our operations to reduce our operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million. In addition, in the second quarter of fiscal 2008, we initiated additional actions in an effort to better align our cost structure with our anticipated OEM revenue stream and to improve our results of operations and cash flows. The total cost we expect to incur for this restructuring plan is approximately $5.0 million, of which we recorded approximately $3.5 million in the second quarter of fiscal 2008. Of the $3.5 million recorded in the second quarter of fiscal 2008, $3.4 million related to severance and benefits for employee reductions primarily related to our OEM engineering resources and related support and service organizations worldwide and $0.1 million related to vacating redundant facilities, and contract termination costs.

As a result of our first quarter of fiscal 2008 restructuring plan, we began to reduce our annual operating expenses by approximately $4.7 million, beginning in the first quarter of fiscal 2008, of which 30%, 6% and 64% has been reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively. These savings have been fully realized by the end of the second quarter of fiscal 2008. As a result of our second quarter of fiscal 2008 restructuring plan, we expect to reduce our annual operating expenses by approximately $10.0 million, beginning in the second quarter of fiscal 2008, of which 2%, 61% and 37% has been reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively. We expect these savings to be fully realized by the end of fiscal 2008.

We also recorded minimal accrual adjustments in the second quarter and first half of fiscal 2008 primarily related to severance and benefits as actual costs were lower than anticipated. These accrual adjustments related to the restructuring plans that we implemented in the first and second quarters of fiscal 2007 and the first quarter of fiscal 2008.

Other Charges (Gains).

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Other charges (gains)                                   $   0.1  $    --         100% $  (5.8) $  13.9         n/a

Other charges (gains) consisted of asset impairment charges related to certain assets and gain on sale of certain properties.

In fiscal 2007, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. In May 2007, we completed the sale of certain of these properties with proceeds aggregating $19.9 million, which exceeded our carrying value of $12.5 million. Net of selling costs, we recorded a gain on the sale of the properties of $6.7 million in the first half of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

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

At the end of the first quarter of fiscal 2007, with the decision to retain and operate the Snap Server portion of the systems business, we performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenue of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenue. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations in the first half of fiscal 2007.

Interest and Other Income, Net.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Interest and other income, net:
Interest income                                         $   7.0  $   5.8          21% $  13.7  $  11.5         19%
Realized currency transaction gains (losses)                0.7     (0.1)         n/a      0.7      0.1        406%
Other                                                       0.1      0.1          53%     0.1      0.1         40%
                                                         -------  -------               -------  -------
    Total interest and other income, net                    7.8      5.8          34%    14.5     11.7         24%
                                                         =======  =======               =======  =======

Interest and other income, net is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, fluctuations in foreign currency gains or losses and realized gains and losses on marketable securities. The increase in interest and other income, net in the second quarter and first half of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities, combined with maintaining higher average cash, cash equivalents and marketable securities balances. This was partially offset by foreign currency fluctuations, primarily related to a stronger Euro compared to the United States dollar combined with increased balances in our European foreign entities whose functional currency is the United States Dollar.

Interest Expense.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Interest expense                                        $  (1.0) $  (0.9)          8% $  (2.0) $  (1.8)        12%

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or the 3/4% Notes, and 3% Convertible Subordinated Notes due 2007, or the 3% Notes, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for the second quarter and first half of fiscal 2008 compared to the corresponding periods of fiscal 2007.

Income Taxes.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Provision for (benefit from) income taxes               $   0.3  $ (49.1)         n/a  $   0.5  $ (48.2)        n/a

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal 2008 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. The estimated annual tax for fiscal 2007 consisted of a discrete tax benefit attributable to settling certain tax disputes, foreign taxes related to our foreign subsidiaries, certain state minimum tax, and interest accrued on prior years' tax disputes. This resulted in a tax benefit of $49.1 million for the second quarter of fiscal 2007, of which $46.0 million was attributable to the discrete tax benefit. We are in ongoing negotiations with the IRS taxing authorities with regard to our tax disputes as discussed in further detail in Note 13 to Part I of the Notes to Unaudited Condensed Consolidated Financial Statements, "Commitments and Contingencies." Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

On April 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of implementing FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $1.3 million as a reduction to the beginning balance of "Retained earnings" on our Condensed Consolidated Balance Sheets. Following the adoption of FIN 48, we elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Condensed Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during the first half of fiscal 2008.

As of September 30, 2007, our total gross unrecognized tax benefits were $20.3 million, of which $6.2 million if recognized, would affect the effective tax rate.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of the date of adoption of FIN 48, tax years 1994 through 2007 remained open to examination by the U.S. taxing authorities, tax years 1998 through 2007 remained open to examination in Singapore and tax years 2001 through 2007 remained open to examination in various foreign jurisdictions. There was no material change to our unrecognized tax benefits during the first half of fiscal 2008 and we do not anticipate that our total unrecognized tax benefits will significantly change during the next twelve months.

Discontinued Operations.

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                September 30,                  September 30,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Income (loss) from
    discontinued operations                             $  (0.1) $   2.3          n/a  $  (0.1) $   3.9         n/a

The decrease in discontinued operations in the second quarter and first half of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily driven by the receipt of royalty revenue under the terms of the nonexclusive license agreement from the disposal of the IBM i/p Series RAID Business, which ceased in March 2007.

Liquidity and Capital Resources

Key Components of Cash Flows

Operating cash activities consist of income (loss) from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of non-cash effect of tax settlement, impairment charges, sale of long-lived assets, depreciation and amortization of intangible assets, property and equipment, marketable securities and stock-based compensation expense in accordance with SFAS No. 123(R). Cash used in operating activities from continuing operations decreased to $3.4 million in the first half of fiscal 2008 compared to $9.7 million in the first half of fiscal 2007 primarily due to the fact that we recorded income from continuing operations, net of taxes, of $23.9 million in the first half of fiscal 2007, which decreased by $35.1 million to a loss from continuing operations, net of taxes, of $11.1 million in the first half of fiscal 2008, as well as due to a non-cash charge associated with the impairment of $13.2 million related to the Snap Server intangible assets that was recorded in the first half of fiscal 2007 and a gain on the sale of long-lived assets of $6.7 million, which was recorded in the first half of fiscal 2008. This was partially offset by a non-cash effect of $46.0 million from the release of tax reserves due to the settlement of certain tax disputes with the U.S. and Singapore taxing authorities that was recorded in the first half of fiscal 2007 and changes to working capital assets and liabilities from the first half of fiscal 2008 to the first half of fiscal 2007 that improved cash used in operations by $20.0 million, primarily related to reducing our inventory levels.

Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net proceeds from the sale of long-lived assets and purchases of property and equipment. Cash provided by investing activities increased to $80.2 million in the first half of fiscal 2008 compared to cash used in investing activities of $43.0 million in the first half of fiscal 2007 primarily due to proceeds received from the sale of long-lived assets of $19.9 million and a decrease in purchases of marketable securities of $143.2 million. This was partially offset by a decrease in the sales and maturities of marketable securities of $42.8 million.

Financing cash activities primarily consist of employee stock option exercises. Cash provided by financing activities decreased to $2.6 million in the first half of fiscal 2008 compared to $4.3 million in the first half of fiscal 2007 primarily due to a decline in stock option exercises and a decline in purchases made under our employee stock purchase plan as the 1986 Employee Stock Purchase Plan expired in April 2006.

Liquidity. At September 30, 2007, we had $597.6 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $92.2 million was held by our Singapore and Cayman Islands subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of approximately $255.1 million since we do not have any current plans to repatriate the remaining undistributed earnings from our foreign subsidiaries to our United States parent company. If we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At September 30, 2007, we had $225.2 million of aggregate principal amount plus a premium related to our 3/4% Notes that is due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the par value of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. We expect holders of the 3/4% Notes to exercise their put option in December 2008.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of September 30, 2007, we had $2.5 million of restricted marketable securities, consisting of United States government securities, of which $1.7 million was classified as short-term and $0.8 million was classified as long- term.

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

As of September 30, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended March 31, 2007, other than the impact of the adoption of FIN 48. Total liabilities associated with FIN 48 uncertain tax positions were $5.9 million, of which $0.7 million was included in "Accrued and other liabilities" on the Condensed Consolidated Balance Sheet at September 30, 2007, as it is expected to be paid within the next twelve months. The remainder of our liabilities associated with uncertain tax positions of $5.2 million was included in "Other long-term liabilities" on our Condensed Consolidated Balance Sheet at September 30, 2007. Due to the complexity and uncertainty associated with our tax controversies, we can not make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other Long-term liabilities."

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective beginning with our fiscal 2009, and interim periods within that fiscal year. We are currently evaluating the impact that SFAS No. 157 will have on our results of operations and financial position.

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

In June 2007, the FASB ratified EITF No. 07-3, which requires nonrefundable advance research and development payments for goods and services to be deferred and capitalized and subsequently expensed when the research and development activities are performed, subject to an assessment of recoverability. EITF No. 07-03 is effective for new contractual arrangements entered into beginning with our fiscal 2009, and interim periods within that fiscal year. We do not believe EITF No. 07-03 will have a material effect on our results of operations and financial position.

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

Dispositions

On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID business to IBM. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to us for the sale of our board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In the second quarter and first half of fiscal 2007, we recorded royalties, net of taxes, of $2.4 million and $3.7 million, respectively, which we recorded in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations.

On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based portion of our systems business for $14.5 million, of which $2.5 million will be received by March 2008. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of September 30, 2007, we believe that it is unlikely that revenue levels to earn this contingent consideration will be achieved.

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

  Loss of customers;
  Loss of employees;
  Increased dependency on suppliers;
  Supply issues;
  Reduced revenue base;
  Impairment of our assets;
  Increased operating costs;
  Material restructuring charges; and
  Liquidity.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in fiscal 2007, we decided not to invest further in our DSG business due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. However, we believe we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business, and we may not succeed in these efforts.

The impact of contract negotiations with our large OEM customers, industry technology transitions and market acceptance of our new products could cause our quarterly revenues to continue to decline. We depend on a small number of large OEM customers for a significant portion of our revenues, and we are engaged in contract negotiations concerning product specifications and price. These negotiations may prove to be unfavorable. We are also experiencing a significant impact on our revenues as the industry transitions from parallel to serial connectivity, as the revenue we generate from sales of our serial products has not grown at a fast enough rate to offset declines in sales of our parallel products; we expect this trend to continue in future periods. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues beginning in approximately six months. In addition, the development of new products may not gain sufficient market acceptance or contribute significantly to revenue. These factors, individually or in the aggregate, could cause our quarterly revenues to continue to decline.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.     Historically, a small number of our customers have accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In addition, our largest customers have begun accounting for an increasingly greater percentage of our net revenues, which could magnify the effects if one of these customers elected to reduce or eliminate their purchases from us. For example, in the first half of fiscal 2008, IBM, Tech Data and Ingram Micro accounted for 35%, 12 % and 11% of our total net revenues, respectively, whereas in the first half of fiscal 2007, IBM and Dell accounted for 32% and 16% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues beginning in approximately six months. In addition, in the third quarter of fiscal 2007, we experienced a significant decrease in revenue compared to forecasts from IBM, which adversely affected our operating results. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our net income. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. Each of these personnel is an "at- will" employee, and, as a result, these employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. Due to the general uncertainty regarding the outlook of our company, we have implemented a retention plan in efforts to retain key employees. We must also continue to motivate all other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions. The loss of any of our key employees could have a significant impact on our operations.

If we do not meet our restructuring objectives, we may have to continue to implement additional plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $5.0 million, $3.7 million, $10.4 million and $5.9 million, in the first half of fiscal 2008, and fiscal years 2007, 2006 and 2005, respectively. The restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore. The goals of our older plans were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operation and cash flow. We may not realize the anticipated benefits of the restructuring plans we initiated and may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans may not achieve the original goals we had in implementing them, which could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

We have introduced RAID-enabled products based on the next generation SATA technology and delivered our products based on SAS technology to certain major customers for testing and integration. We will not succeed in generating significant revenues from our new SATA and SAS technology products if the market does not adapt to these new technologies, which would, over time, adversely affect our net revenues and operating results.

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

In order to execute our strategies, we may enter into strategic alliances with, partner with, invest in or acquire companies with complementary or strategic products or technologies. Costs associated with these strategic alliances, investments or acquisitions may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.     We may pursue strategic transactions, partnerships, investments and acquisitions in order to scale our business as sales of our core parallel products continue to decline. This includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities, primarily for OEM customers. In order to be successful in the strategic alliances, partnerships, investments or acquisitions that we may make, we must:

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 51% of our revenues for the first half of fiscal 2008 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. In addition, in the first quarter of fiscal 2008, we terminated our relationship with some of our distributors, in order to improve the focus on our products and strengthen our relationship with the remaining distributors. This action may not have the intended results that we are anticipating, which could adversely affect our financial results in the short-term.

Our distributors generally offer a diverse array of products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling products from other suppliers. A reduction in sales efforts by our current distributors could adversely affect our business and financial results. For example, some of our distributors threatened to stop selling our products or make pricing of our products non-competitive if we did not agree to absorb their costs to comply with the Waste Electrical and Electronic Equipment Directive with respect to our products. Our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their product orders. If we decrease our price protection or distributor-incentive programs, our distributors may also decrease their orders from us. In addition, we have from time to time taken actions to reduce levels of products at distributors and may do so in the future. These actions may affect our net revenues and negatively affect our financial results.

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

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. We have a three-year contract manufacturing agreement with Sanmina-SCI to manufacture a majority of our products. As the sales of our products are completed through standard purchase orders rather than long- term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecast and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with the contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred significant inventory-related charges of $7.8 million due to a significant decline in our revenue stream.

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

We held approximately $92.2 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at September 30, 2007. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.     We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. For example, the European Parliament enacted the RoHS directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. We recorded an excess inventory expense of $1.9 million in fiscal 2006 related to the transition of our products to comply with the RoHS directive. If any of our products that are designated to be RoHS compliant are deemed to be non- compliant, we may suffer a loss of revenue, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

Similar legislation has been or may be enacted in other jurisdictions and countries. If our products become non- compliant with the various environmental laws and regulations, we could incur substantial costs which could negatively affect our results of operations and financial position.

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.    From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, in fiscal 2005, we, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which we paid NSE $1.7 million as a one-time, fully paid-up license fee to settle NSE's claims that some of our products infringed certain patents. In addition, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million. A number of the licensed patents have either expired or are no longer significant to our product portfolio. If we should determine that it is necessary to extend the term of the patent license, we believe that we will be able to reach agreement with IBM for such an extension, without interruption to our business operations. The risks of our receiving additional claims from third parties may be increased in periods such as the one that we are currently entering where we are beginning to offer product lines employing new technologies relative to our existing products.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At September 30, 2007, the carrying value of such investments aggregated $1.7 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to an other-than-temporary decline in value of a minority investment.

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

Item 6. Exhibits

Exhibit No.		Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.1		Executive Employment Agreement of Subramanian "Sundi" Sundaresh, effective August 23, 2007.	X
10.2		Executive Employment Agreement of Christopher O'Meara, effective August 21, 2007.	X
10.3		Executive Employment Agreement of Manoj Goyal, effective August 23, 2007.	X
10.4		Executive Employment Agreement of Marcus Lowe, effective August 21, 2007.	X
10.5		Executive Employment Agreement of Stephen Terlizzi, effective August 24, 2007.	X
10.6	*	Incentive Bonus Agreement of Subramanian "Sundi" Sundaresh, effective September 4, 2007.	X
10.7		Retention Bonus Agreement of Christopher O'Meara, effective August 14, 2007.	X
10.8		Retention Bonus Agreement of Manoj Goyal, effective August 14, 2007.	X
10.9		Retention Bonus Agreement of Marcus Lowe, effective August 14, 2007.	X
10.10		Retention Bonus Agreement of Stephen Terlizzi, effective August 14, 2007.	X
10.11		Separation Agreement of Russell Johnson, effective September 22,2007	X
31.1		Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

____________

* Confidential treatment has been granted for portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ CHRISTOPHER G. O'MEARA
Christopher G. O'Meara
	Vice President and Chief Financial Officer (principal financial officer)	Date: November 6, 2007
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: November 6, 2007

EXHIBIT INDEX

Exhibit No.		Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.1		Executive Employment Agreement of Subramanian "Sundi" Sundaresh, effective August 23, 2007.	X
10.2		Executive Employment Agreement of Christopher O'Meara, effective August 21, 2007.	X
10.3		Executive Employment Agreement of Manoj Goyal, effective August 23, 2007.	X
10.4		Executive Employment Agreement of Marcus Lowe, effective August 21, 2007.	X
10.5		Executive Employment Agreement of Stephen Terlizzi, effective August 24, 2007.	X
10.6	*	Incentive Bonus Agreement of Subramanian "Sundi" Sundaresh, effective September 4, 2007.	X
10.7		Retention Bonus Agreement of Christopher O'Meara, effective August 14, 2007.	X
10.8		Retention Bonus Agreement of Manoj Goyal, effective August 14, 2007.	X
10.9		Retention Bonus Agreement of Marcus Lowe, effective August 14, 2007.	X
10.10		Retention Bonus Agreement of Stephen Terlizzi, effective August 14, 2007.	X
10.11		Separation Agreement of Russell Johnson, effective September 22, 2007.	X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

____________

* Confidential treatment has been granted for portions of this agreement.