Form 10-Q
period 2007-12-28
ADAPTEC INC
filed 2008-02-06
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of February 1, 2008 was 120,922,684.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                      2007         2006          2007         2006
                                                                   -----------  -----------   -----------  -----------
                                                                      (in thousands, except per share amounts)
Net revenues                                                      $    41,162  $    60,650  $    127,523  $   203,274
Cost of revenues                                                       24,993       45,807        81,979      139,618
                                                                   -----------  -----------   -----------  -----------
    Gross profit                                                       16,169       14,843        45,544       63,656
                                                                   -----------  -----------   -----------  -----------
Operating expenses:
    Research and development                                            8,824       12,931        31,472       43,785
    Selling, marketing and administrative                              14,115       15,346        43,401       46,433
    Amortization of acquisition-related intangible assets                 720        1,470         2,173        4,526
    Restructuring charges (gains)                                         706         (385)        5,660        3,711
    Other charges (gains)                                                  --           --        (5,799)      13,942
                                                                   -----------  -----------   -----------  -----------
        Total operating expenses                                       24,365       29,362        76,907      112,397
                                                                   -----------  -----------   -----------  -----------
Loss from continuing operations                                        (8,196)     (14,519)      (31,363)     (48,741)
Interest and other income, net                                          8,838        6,600        23,356       18,328
Interest expense                                                         (805)        (790)       (2,774)      (2,549)
                                                                   -----------  -----------   -----------  -----------
Loss from continuing operations before income taxes                      (163)      (8,709)      (10,781)     (32,962)
Provision for (benefit from) income taxes                              (1,271)     (13,786)         (766)     (61,972)
                                                                   -----------  -----------   -----------  -----------
Income (loss) from continuing operations, net of taxes                  1,108        5,077       (10,015)      29,010
                                                                   -----------  -----------   -----------  -----------
Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes                      --           --            --          132
    Income (loss) from disposal of discontinued
         operations, net of taxes                                          --        1,301          (144)       5,031
                                                                   -----------  -----------   -----------  -----------
        Income (loss) from discontinued operations, net of taxes           --        1,301          (144)       5,163
                                                                   -----------  -----------   -----------  -----------
Net income (loss)                                                 $     1,108  $     6,378  $    (10,159) $    34,173
                                                                   ===========  ===========   ===========  ===========
Income (loss) per share:
Basic
    Continuing operations                                         $      0.01  $      0.04  $      (0.08) $      0.25
    Discontinued operations                                                --         0.01         (0.00)        0.04
    Net income (loss)                                             $      0.01  $      0.05  $      (0.09) $      0.29
Diluted
    Continuing operations                                         $      0.01  $      0.04  $      (0.08) $      0.23
    Discontinued operations                                                --         0.01         (0.00)        0.04
    Net income (loss)                                             $      0.01  $      0.05  $      (0.09) $      0.27

Shares used in computing income (loss) per share:
    Basic                                                             118,987      116,959       118,430      116,298
    Diluted                                                           119,622      137,330       118,430      136,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                             December 31, 2007     March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                               $          214,720  $           95,922
    Marketable securities                                                              383,036             476,501
    Restricted marketable securities                                                     1,657               1,660
    Accounts receivable, net                                                            29,250              34,127
    Inventories                                                                         14,363              28,717
    Prepaid expenses and other current assets                                           27,091              31,832
    Assets held for sale                                                                    --              12,509
                                                                             ------------------  ------------------
        Total current assets                                                           670,117             681,268
Property and equipment, net                                                             13,883              15,852
Restricted marketable securities, less current portion                                      --               1,584
Other intangible assets, net                                                             3,148               7,011
Other long-term assets                                                                   8,393               9,687
                                                                             ------------------  ------------------
Total assets                                                                $          695,541  $          715,402
                                                                             ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $           15,555  $           28,101
    Accrued and other liabilities                                                       28,704              37,134
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                          225,241                  --
                                                                             ------------------  ------------------
        Total current liabilities                                                      269,500              65,235
3/4% Notes, less current portion                                                            --             225,000
Other long-term liabilities                                                              5,894               3,009
                                                                             ------------------  ------------------
        Total liabilities                                                              275,394             293,244
                                                                             ------------------  ------------------
Commitments and contingencies (Note 14)
Stockholders' equity:
    Common stock                                                                           121                 119
    Additional paid-in capital                                                         197,219             190,236
    Accumulated other comprehensive income, net of taxes                                 5,658               3,178
    Retained earnings                                                                  217,149             228,625
                                                                             ------------------  ------------------
        Total stockholders' equity                                                     420,147             422,158
                                                                             ------------------  ------------------
Total liabilities and stockholders' equity                                  $          695,541  $          715,402
                                                                             ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     Nine-Month Period Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                           $          (10,159) $           34,173
Less: income (loss) from discontinued operations, net of taxes                            (144)              5,163
                                                                             ------------------  ------------------
Income (loss) from continuing operations, net of taxes                                 (10,015)             29,010
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
    Stock-based compensation                                                             4,594               6,806
    Inventory-related charges                                                            5,767              10,564
    Depreciation and amortization                                                        6,430              13,256
    Impairment of intangible assets                                                         --              13,203
    Gain on sale of long-lived assets                                                   (6,735)                 --
    Non-cash effect of tax settlement                                                       --             (58,832)
    Other non-cash items                                                                   267                 648
    Changes in assets and liabilities                                                   (5,273)            (12,445)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities of Continuing Operations            (4,965)              2,210
Net Cash Provided by Operating Activities of Discontinued Operations                     2,246               4,461
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (2,719)              6,671
                                                                             ------------------  ------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                       (887)             (2,509)
Proceeds from sale of long-lived assets                                                 19,881                  --
Purchases of marketable securities                                                     (70,067)           (253,308)
Sales of marketable securities                                                         117,962             169,144
Maturities of marketable securities                                                     47,917              24,065
Maturities of restricted marketable securities                                           1,688               1,688
Payment of holdback in connection with acquisition of Platys                                --              (1,507)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                    116,494             (62,427)
                                                                             ------------------  ------------------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                                   3,143               5,576
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                                3,143               5,576
                                                                             ------------------  ------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                      1,880               1,785
                                                                             ------------------  ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   118,798             (48,395)
Cash and Cash Equivalents at Beginning of Period                                        95,922             131,373
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $          214,720  $           82,978
                                                                             ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended on March 31, 2007, which was filed with the SEC on June 6, 2007. The third quarters of fiscal 2008 and 2007 ended on December 28, 2007 and December 29, 2006, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on December 31. The results of operations for the third quarter and first nine months of fiscal 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning with the Company's fiscal 2009. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations and financial position.

In June 2007, the FASB ratified EITF No. 07-3, which requires nonrefundable advance research and development payments for goods and services to be deferred and capitalized and subsequently expensed when the research and development activities are performed, subject to an assessment of recoverability. EITF No. 07-3 is effective for new contractual arrangements entered into beginning with the Company's fiscal 2009, and interim periods within that fiscal year. The Company does not believe EITF No. 07-3 will have a material effect on its results of operations and financial position.

In December 2007, the FASB ratified EITF No. 07-1, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF No. 07-1 is effective beginning with the Company's fiscal 2009. The Company is currently evaluating the impact that EITF No. 07-1 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective beginning with the Company's fiscal 2010. The impact of the adoption of SFAS No. 141(R) on the Company's results of operations and financial position will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2010.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with previous acquisitions. The Company also enabled eligible employees to participate in its 1986 Employee Stock Purchase Plan, which expired in April 2006. For a complete discussion of these plans, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

The Company issued 0.4 million shares under the ESPP in the first nine months of fiscal 2008. As of December 31, 2007, 2.6 million shares remained available to cover shares to be issued pursuant to one offering period that remains in effect even though the 1986 ESPP has expired, of which the Company expects to issue approximately 14,000 shares. This offering period will terminate on February 14, 2008. As of December 31, 2007, the total unamortized stock-based compensation expense related to shares issuable under the ESPP was $0.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 0.13 years.

As of December 31, 2007, the Company had an aggregate of 27.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 9.5 million shares were subject to outstanding options and 18.3 million shares were available for future grants of options and other stock awards.  As of December 31, 2007, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.6 million shares were subject to outstanding options and 1.5 million shares were available for future grants of options and other stock awards. As of December 31, 2007, the Company had 0.1 million shares of common stock reserved that were subject to outstanding options under plans assumed in connection with previous acquisitions.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the third quarters and first nine months of fiscal 2008 and 2007 was as follows:

                                                                Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2007         2006         2007         2006
                                                               -----------  -----------  -----------  -----------
                                                                                (in thousands)
Stock-based compensation expense by caption:
    Cost of revenues                                          $       108  $       147  $       280  $       476
    Research and development                                          844          986        1,772        3,076
    Selling, marketing and administrative                           1,030        1,107        2,542        3,254
                                                               -----------  -----------  -----------  -----------
        Stock-based compensation expense effect on income
            from continuing operations, net of taxes          $     1,982  $     2,240  $     4,594  $     6,806
                                                               ===========  ===========  ===========  ===========
Stock-based compensation expense by type of award:
    Stock options                                             $       493  $     1,412  $     1,842  $     4,958
    Restricted stock awards and restricted stock units              1,452          459        3,116          765
    Employee stock purchase plan (1)                                   37          369         (364)       1,083
                                                               -----------  -----------  -----------  -----------
        Stock-based compensation expense effect on income
            from continuing operations, net of taxes          $     1,982  $     2,240  $     4,594  $     6,806
                                                               ===========  ===========  ===========  ===========

____________

(1) The Company recorded a reduction to expense for the employee stock purchase plan in the first nine months of fiscal 2008 based on (a) the actual purchase that occurred on August 14, 2007 and (b) the fact that no new offering period exists, as the 1986 ESPP expired in April 2006, with the exception of one offering period that remains in effect, which will close on February 14, 2008.

Stock-based compensation expense in the above table does not reflect any significant income tax impact, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the first nine months of fiscal 2008 and 2007, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the third quarter and first nine months of fiscal 2008 or during fiscal 2007.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of stock options and other stock-based awards granted in the third quarters and first nine months of fiscal 2008 and 2007 was estimated using the following weighted-average assumptions:

                                                                Three-Month Period Ended  Nine-Month Period Ended
                                                                     December 31,              December 31,
                                                               ------------------------  ------------------------
                                                                  2007         2006         2007         2006
                                                               -----------  -----------  -----------  -----------
Equity Incentive Plans:
    Expected life (in years)                                         4.27   3.98 - 4.34        4.27   3.87 - 4.34
    Risk-free interest rates                                   3.38%-3.95%  4.63 - 4.71% 3.38%-4.99%  4.60 - 5.11%
    Expected volatility                                                38%          44%      38%-40%          44%
    Dividend yield                                                     --           --           --           --
    Weighted average fair value                               $      1.89  $      2.71  $      3.16  $      2.68

ESPP:
    Expected life (in years)                                           n/a  1.00 - 1.25          n/a  1.00 - 1.25
    Risk-free interest rates                                           n/a  5.07 - 5.11%         n/a  5.07 - 5.11%
    Expected volatility                                                n/a          44%          n/a          44%
    Dividend yield                                                     n/a          --           n/a          --
    Weighted average fair value                                        n/a $      1.11           n/a $      1.11

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of December 31, 2007 and changes during the first nine months of fiscal 2008 is presented below:

                                                                                          Weighted
                                                                                           Average
                                                                             Weighted    Remaining
                                                                              Average    Contractual   Aggregate
                                                                             Exercise       Term      Intrinsic
                                                                 Shares        Price       (Years)       Value
                                                               -----------  -----------  -----------  -----------
                                                             (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2007                                      12,992         7.11
    Granted                                                           344         3.78
    Exercised                                                        (602)        3.30
    Forfeited and cancelled                                        (2,716)        8.37
                                                               -----------
Outstanding at December 31, 2007                                   10,018  $      6.88         3.51  $       168
                                                               ===========  ===========  ===========  ===========

Options vested and expected to vest at December 31, 2007            9,575  $      6.99         3.41  $       166
                                                               ===========  ===========  ===========  ===========

Options exercisable at December 31, 2007                            7,878  $      7.46         2.95  $       162
                                                               ===========  ===========  ===========  ===========

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 0.1 million shares subject to options that were in-the-money at December 31, 2007. During the third quarters of fiscal 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was minimal and $0.4 million, respectively, determined as of the date of option exercise. During the first nine months of fiscal 2008 and 2007, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.3 million and $1.1 million, respectively, determined as of the date of option exercise. As of December 31, 2007, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $3.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.21 years.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units have been granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock units are converted into shares of the Company's common stock upon vesting, while the Company's right to repurchase shares of restricted stock lapses upon vesting. As of December 31, 2007, there were 1.9 million shares of service-based restricted stock awards and 0.2 million restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions generally lapse either (1) 50% one year from the date of grant and the remainder at the second anniversary or (2) 100% one year from the date of grant. Under the 2006 Director Plan, restrictions generally lapse either (1) one year from the date of grant for existing non-employee directors or (2) one year from the date of grant with respect to one-third of the shares and quarterly thereafter for the next two years for the balance of the shares for initial grants to new non-employee directors. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards and restricted stock units as of December 31, 2007 and changes during the first nine months of fiscal 2008 was as follows:

                                                                                          Weighted
                                                                                           Average
                                                                                         Grant-Date
                                                                                            Fair
                                                                              Shares        Value
                                                                            -----------  -----------
                                                                          (in thousands, except weighted
                                                                          average grant-date fair value)

Nonvested stock at March 31, 2007                                                1,179  $      4.37
Granted                                                                          1,867         3.49
Vested                                                                            (544)        4.37
Forfeited                                                                         (425)        3.98
                                                                            -----------
Nonvested stock at December 31, 2007                                             2,077  $      3.66
                                                                            ===========  ===========

As of December 31, 2007, the total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units that are expected to vest, net of estimated forfeitures, was $4.8 million. This expense is expected to be recognized over a remaining weighted-average period of 0.95 years.

4. Business Dispositions

IBM i/p Series RAID: On September 30, 2005, the Company entered into a series of arrangements with International Business Machines Corporation ("IBM") pursuant to which the Company sold its IBM i/p Series RAID business to IBM. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In the third quarter and first nine months of fiscal 2007, the Company recorded royalties, net of taxes, of $2.1 million and $5.8 million, respectively, which the Company recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations. In addition, in the third quarter of fiscal 2007, the Company recorded additional lease costs, net of taxes, of $0.8 million related to the estimated loss on its facility associated with the IBM i/p Series RAID business in "Income (loss) from disposal of discontinued operations, net of taxes" in its Condensed Consolidated Statements of Operations. To the extent that the Company is unable to sublease this facility by the end of the lease term, which is June 2010, the Company may continue to record adjustments to discontinued operations in the future.

OEM Block-based Portion of Its Systems Business: On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based portion of its systems business for $14.5 million, of which the final payment of $2.5 million is expected to be received by March 2008. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of December 31, 2007, the Company believes that it is unlikely that revenue levels to earn this contingent consideration will be achieved.

Net revenues and the components of income (loss) related to the OEM block-based portion of the Company's systems business included in discontinued operations were as follows:

                                                                                 Nine-Month
                                                                                Period Ended
                                                                             December 31, 2006
                                                                             ------------------
                                                                                (in thousands)
Net revenues (1)                                                            $            2,036
                                                                             ==================
Income from discontinued operations
    before income taxes                                                     $              149
Provision for income taxes                                                                  17
                                                                             ------------------
Income from discontinued operations, net of taxes                           $              132
                                                                             ==================

____________

(1) The Company generated net revenues from one customer that remained with the Company after the divestiture of the OEM block-based systems business.

5. Balance Sheets Details

Inventories

The components of net inventories at December 31, 2007 and March 31, 2007 were as follows:

                                                                               December 31, 2007   March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Raw materials                                                               $              173  $              390
Work-in-process                                                                            652               3,536
Finished goods                                                                          13,538              24,791
                                                                             ------------------  ------------------
    Inventories                                                             $           14,363  $           28,717
                                                                             ==================  ==================

Accrued and Other Liabilities

The components of accrued and other liabilities at December 31, 2007 and March 31, 2007 were as follows:

                                                                               December 31, 2007   March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Tax related                                                                 $              672  $            6,266
Net deferred tax liability                                                               3,686               3,324
Acquisition related                                                                      2,526               2,123
Accrued compensation and related taxes                                                   8,837               7,672
Deferred margin                                                                          4,437               5,265
Other                                                                                    8,546              12,484
                                                                             ------------------  ------------------
    Accrued and other liabilities                                           $           28,704  $           37,134
                                                                             ==================  ==================

6. Other Intangible Assets, Net

The components of other intangible assets, net, at December 31, 2007 and March 31, 2007 were as follows:

                                                        December 31, 2007                   March 31, 2007
                                            ----------------------------------  ----------------------------------
                                              Gross                    Net        Gross                    Net
                                             Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                              Amount    Amortization  Amount      Amount    Amortization  Amount
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies$   43,545  $  (40,597) $    2,948  $   43,545  $  (38,539) $    5,006
    Customer relationships                      1,047      (1,047)         --       1,047      (1,034)         13
    Trade name                                 10,774     (10,574)        200      10,774     (10,474)        300
                                            ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                               55,366     (52,218)      3,148      55,366     (50,047)      5,319
Intellectual property assets and warrants      40,242     (40,242)         --      40,242     (38,550)      1,692
                                            ----------  ----------  ----------  ----------  ----------  ----------
Other intangible assets, net               $   95,608  $  (92,460) $    3,148  $   95,608  $  (88,597) $    7,011
                                            ==========  ==========  ==========  ==========  ==========  ==========

Amortization of other intangible assets, net, was $0.7 million and $3.0 million in the third quarters of fiscal 2008 and 2007, respectively. Amortization of other intangible assets, net, was $3.9 million and $9.2 million in the first nine months of fiscal 2008 and 2007, respectively.

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

At the end of the first quarter of fiscal 2007, with the decision to retain and operate the Snap Server portion of the systems business, the Company performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenues of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenues. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations in the first nine months of fiscal 2007, of which $5.6 million, $3.1 million and $4.5 million related to the Company's acquisition-related intangible assets for existing technology, core technology and trade name, respectively.

The annual amortization expense of the other intangible assets, net, that existed as of December 31, 2007 is expected to be as follows:

                                                                                 Estimated
                                                                                Amortization
                                                                                  Expense
                                                                             ------------------
                                                                               (in thousands)
Fiscal Years:
2008 (remaining three months)                                               $              721
2009                                                                                     2,394
2010 and thereafter                                                                         33
                                                                             ------------------
Total                                                                       $            3,148
                                                                             ==================

7. Convertible Notes

At December 31, 2007, the Company had a liability of $225.2 million of aggregate principal amount, plus a premium, related to its 3/4% Notes that are due in December 2023. Each holder of the 3/4% Notes may require the Company to purchase all or a portion of its 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the par value of the 3/4% Notes to be purchased plus accrued and unpaid interest. As the Company expects all of the holders of the 3/4% Notes to exercise their put option in December 2008, the Company reclassified the 3/4% Notes from "Total liabilities" to "Total current liabilities" in the Condensed Consolidated Balance Sheets at December 31, 2007. For further discussion on the 3/4% Notes, please refer to Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

8. Interest and Other Income, Net

The components of interest and other income, net, for the third quarters and first nine months of fiscal 2008 and 2007 were as follows:

                                                                   Three-Month Period Ended    Nine-Month Period Ended
                                                                         December 31,              December 31,
                                                                   ------------------------  ------------------------
                                                                      2007         2006         2007         2006
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Interest income                                                   $     8,342  $     6,055  $    22,059  $    17,561
Realized currency transaction gains                                       496          511        1,174          645
Other                                                                      --           34          123          122
                                                                   -----------  -----------  -----------  -----------
Interest and other income, net                                    $     8,838  $     6,600  $    23,356  $    18,328
                                                                   ===========  ===========  ===========  ===========

9. Restructuring Charges (Gains)

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure the Company's operations to reduce its operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million. In the second quarter of fiscal 2008, the Company initiated additional actions in an effort to better align its cost structure with its anticipated OEM revenue stream and to improve its results of operations and cash flows. The total cost the Company expects to incur for this restructuring plan is approximately $5.0 million, of which the Company recorded approximately $3.5 million in the second quarter of fiscal 2008 and $0.9 million in the third quarter of fiscal 2008. Of the $4.4 million recorded in the second and third quarters of fiscal 2008, $3.8 million related to severance and benefits for employee reductions primarily related to its OEM engineering resources and related support and service organizations worldwide and $0.6 million related to vacating redundant facilities and contract termination costs. The Company expects to record the remainder restructuring charge of $0.6 million for this restructuring plan in the fourth quarter of fiscal 2008. The Company also recorded accrual adjustments of $(0.3) million in the first nine months of fiscal 2008 primarily related to benefits, as actual costs were lower than anticipated. These accrual adjustments related to the restructuring plans that the Company implemented in the third and fourth quarters of fiscal 2006, first and second quarters of fiscal 2007 and the first quarter of fiscal 2008, which are now complete. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges (gains)" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2008, please refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first nine months of fiscal 2008:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2007                            $         260  $         510  $         770
Q1'08 Restructuring Plan                                             1,526             --          1,526
Q2'08 Restructuring Plan                                             3,798            591          4,389
Accrual adjustments                                                   (186)           (69)          (255)
Non-cash charges                                                        --            (35)           (35)
Cash paid                                                           (5,015)          (343)        (5,358)
                                                              -------------  -------------  -------------
Accrual balance at December 31, 2007                         $         383  $         654  $       1,037
                                                              =============  =============  =============

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $0.4 million at December 31, 2007 will be substantially paid out by the fourth quarter of fiscal 2008 while the remaining restructuring other charges accrual balance of $0.7 million, relating primarily to long-term leases, will be paid out through the first quarter of fiscal 2011. The remaining restructuring accrual balance is reflected in "Accrued and other liabilities" and "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

The activity in the accrued restructuring reserves, excluding acquisition-related restructuring, was as follows for the first nine months of fiscal 2007:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2006                            $       1,185  $       1,586  $       2,771
Q1'07 Restructuring Plan                                             2,927            101          3,028
Q2'07 Restructuring Plan                                               881             --            881
Provision adjustments                                                 (108)           (90)          (198)
Non-cash charges                                                        --           (225)          (225)
Cash paid                                                           (4,608)          (717)        (5,325)
                                                              -------------  -------------  -------------
Accrual balance at December 31, 2006                         $         277  $         655  $         932
                                                              =============  =============  =============

Acquisition-Related Restructuring: During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities of $6.7 million were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges (gains)" in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional estimated loss related to the facilities that the Company subleased. As of December 31, 2007, the Company had utilized $5.1 million of these charges. The Company anticipates that the remaining restructuring accrual balance of $1.8 million will be paid out by the third quarter of fiscal 2012, related to long-term lease obligations.

10. Other Charges (Gains)

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, three owned buildings, including associated building improvements and property, plant and equipment, were classified as assets held for sale and were included in "Assets held for sale" in the Consolidated Balance Sheets at March 31, 2007 at the Company's carrying value of $12.5 million. In May 2007, the Company completed the sale of the three buildings with proceeds aggregating to $19.9 million, which exceeded the Company's carrying value of $12.5 million. Net of selling costs, the Company recorded a gain of $6.7 million on the sale of the properties in the first nine months of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

In the first nine months of fiscal 2007, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (Note 6), which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock-based awards and warrants, calculated using the treasury stock method, and convertible notes, which are potentially dilutive at certain earnings levels and are computed using the if-converted method.

A reconciliation of the numerator and denominator of the Company's basic and diluted income (loss) per share computations was as follows:

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                      2007         2006          2007         2006
                                                                   -----------  -----------   -----------  -----------
                                                                      (in thousands, except per share amounts)
Numerators:
    Income (loss) from continuing operations - basic              $     1,108  $     5,077  $    (10,015) $    29,010
    Income (loss) from discontinued operations - basic                     --        1,301          (144)       5,163
                                                                   -----------  -----------   -----------  -----------
    Net income (loss) - basic                                     $     1,108  $     6,378  $    (10,159) $    34,173
                                                                   ===========  ===========   ===========  ===========
Adjustments:
    Adjustment for interest expense on 3/4% Notes, net of taxes   $        --  $       776  $         --  $     2,300
                                                                   -----------  -----------   -----------  -----------

    Adjusted income (loss) from continuing operations  - diluted  $     1,108  $     5,853  $    (10,015) $    31,310
    Adjusted income (loss) from discontinued operations -  diluted         --        1,301          (144)       5,163
                                                                   -----------  -----------   -----------  -----------
    Adjusted net income (loss) - diluted                          $     1,108  $     7,154  $    (10,159) $    36,473
                                                                   ===========  ===========   ===========  ===========

Denominators:
    Weighted average shares outstanding - basic                       118,987      116,959       118,430      116,298
    Effect of dilutive securities:
        Stock options and other stock-based awards                        635        1,147            --          915
        3/4% Notes                                                         --       19,224            --       19,224
                                                                   -----------  -----------   -----------  -----------
        Weighted average shares and potentially dilutive
            common shares outstanding - diluted                       119,622      137,330       118,430      136,437
                                                                   ===========  ===========   ===========  ===========
Income (loss) per share:
    Basic
        Continuing operations                                     $      0.01  $      0.04  $      (0.08) $      0.25
        Discontinued operations                                   $        --  $      0.01  $      (0.00) $      0.04
        Net income (loss)                                         $      0.01  $      0.05  $      (0.09) $      0.29
    Diluted
        Continuing operations                                     $      0.01  $      0.04  $      (0.08) $      0.23
        Discontinued operations                                   $        --  $      0.01  $      (0.00) $      0.04
        Net income (loss)                                         $      0.01  $      0.05  $      (0.09) $      0.27

Diluted loss per share from continuing operations, discontinued operations and net loss for the first nine months of fiscal 2008 was based only on the weighted-average number of shares outstanding during this period, as the inclusion of any common stock equivalents that would have been anti-dilutive. In addition, certain potentially issuable common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for the third quarters of fiscal 2008 and 2007, and first nine months of fiscal 2007 because their inclusion would have been anti-dilutive. The items excluded for the third quarters and first nine months of fiscal 2008 and 2007 were as follows:

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                      2007         2006          2007         2006
                                                                   -----------  -----------   -----------  -----------
                                                                                   (in thousands)
Outstanding employee stock options                                      8,465       11,104        11,921       12,251
Outstanding restricted stock awards and units                              --           --         1,640            3
Warrants(1)                                                            19,724       19,874        19,724       19,874
3/4% Notes                                                             19,224           --        19,224           --
3% Notes                                                                   --          695            --          695

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

12. Comprehensive Income (Loss), Net of Taxes

The Company's comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, was as follows:

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                      2007         2006          2007         2006
                                                                   -----------  -----------   -----------  -----------
                                                                                   (in thousands)
Net income (loss)                                                 $     1,108  $     6,378  $    (10,159) $    34,173
Net unrealized gains (losses) on marketable securities,net of taxes      (103)         248           303        2,817
Foreign currency translation adjustment, net of taxes                     631          809         2,177        1,864
                                                                   -----------  -----------   -----------  -----------
Comprehensive income (loss), net of taxes                         $     1,636  $     7,435  $     (7,679) $    38,854
                                                                   ===========  ===========   ===========  ===========

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                             December 31, 2007     March 31, 2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Unrealized gains on marketable securities                                   $              862  $              559
Foreign currency translation                                                             4,796               2,619
                                                                             ------------------  ------------------
    Accumulated other comprehensive income, net of taxes                    $            5,658  $            3,178
                                                                             ==================  ==================

13. Income Taxes

Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal 2008 includes foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. This resulted in a tax benefit of $1.3 million and $0.8 million for the third quarter and first nine months of fiscal 2008, respectively. The estimated annual tax for fiscal 2007 consisted of a discrete tax benefit attributable to settling certain tax disputes, foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. This resulted in a tax benefit of $13.8 million and $62.0 million for the third quarter and first nine months of fiscal 2007, respectively, of which $12.9 million and $59.2 million, respectively, was attributable to the discrete tax benefit. The Company is in ongoing negotiations with the IRS taxing authorities with regard to its tax disputes, as discussed below in Note 14. The Company's tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

On April 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 requires a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Company's financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, the Company's policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year.

As a result of implementing FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $1.3 million as a reduction to the beginning balance of "Retained earnings" on its Condensed Consolidated Balance Sheets. Following the adoption of FIN 48, the Company elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in its Condensed Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during the first nine months of fiscal 2008.

As of the adoption of FIN 48 on April 1, 2007, the Company's total gross unrecognized tax benefits were $20.3 million, of which $6.3 million, if recognized, would affect the effective tax rate. As of December 31, 2007, the Company's total gross unrecognized tax benefits were $18.5 million, of which $4.5 million, if recognized, would affect the effective tax rate. The decrease in the Company's gross unrecognized tax benefits during the first nine months of fiscal 2008 primarily related to payments made during the period to settle assessments.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of the date of adoption of FIN 48, tax years 1994 through 2007 remained open to examination by the U.S. taxing authorities, tax years 1998 through 2007 remained open to examination in Singapore and tax years 2001 through 2007 remained open to examination in various other foreign jurisdictions. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Other than the Company's U.S. income tax audit for fiscal 2004 discussed above, management does not anticipate any material changes in the Company's unrecognized tax benefits within the next 12 months.

14. Commitments and Contingencies

The Company was previously subject to IRS audits for its fiscal years 1994 through 2003. During the third quarter of fiscal 2007, the Company reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, the Company's tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made. The IRS is currently auditing the Company's Federal income tax returns for the fiscal 2004 through 2006 audit cycle. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of the IRS audits will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company's acquisition of Eurologic, a portion of the purchase price totaling $3.8 million was held back (the "Eurologic Holdback") for unknown liabilities that may have existed as of the acquisition date. As of December 31, 2007, the Company asserted claims against the Eurologic Holdback totaling $1.5 million.

15. Guarantees

Intellectual Property and Other Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has agreements whereby it indemnifies its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, the Company maintains a director and officer insurance policy which may cover all or a portion of the liabilities arising from any obligation to indemnify its directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying financial statements with respect to these indemnification guarantees.

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenues is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first nine months of fiscal 2008 and 2007.

A reconciliation of the changes to the Company's warranty accrual for the first nine months of fiscal 2008 and 2007 was as follows:

                                                                                     Nine-Month Period Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
                                                                                        (in thousands)
Balance at beginning of period                                              $              950  $            2,051
Warranties provided                                                                      2,240               2,910
Actual costs incurred                                                                   (2,210)             (3,538)
                                                                             ------------------  ------------------
Balance at end of period                                                    $              980  $            1,423
                                                                             ==================  ==================

16. Settlement with Steel Partners, L.L.C. and Steel Partners II, L.P.

On October 26, 2007, the Company, Steel Partners, L.L.C. and Steel Partners II, L.P. (together, "Steel") entered into an agreement (the "Settlement Agreement") ending the election contest that was to occur at the Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel beneficially owned approximately 15% of the Company's common stock as of December 31, 2007.

In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's Board of Directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. Mr. Quicke was appointed to the Company's Compensation Committee, Mr. Howard was appointed to the Company's Nominating and Governance Committee and Mr. Mutch was appointed to the Company's Audit Committee. The Company will compensate each of these directors, including the two directors who are affiliates of Steel, in conjunction with its Non-Employee Director Compensation Policy, but may issue awards that are settled in cash rather than shares of the Company's common stock.

17. Segment Reporting

With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, the Company decided in fiscal 2007 not to invest further in its DSG segment. The Company's DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. The Company wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. As a result, in the first quarter of fiscal 2008, the Company revised its internal reporting structure by including the remaining SCSI products from its previous DSG segment into its DPS segment. The remainder of the DSG segment was included in the "Other" category, as it represents a reconciling item to its condensed consolidated results of operations. Following the revision to its internal reporting structure, the Company operates in two segments, DPS and SSG. A description of the types of customers or products and services provided by each segment is as follows:

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

Summarized financial information on the Company's reportable segments, under the revised internal reporting structure, is shown in the following table. The segment financial data for historical periods has been restated to reflect the current internal reporting structure. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by operating segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for the third quarter and first nine months of fiscal 2008 and 2007:

                                                                       DPS          SSG         Other        Total
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Three-Month Period Ended December 31, 2007:
    Net revenues                                                  $    36,032  $     5,130  $        --  $    41,162
    Segment income (loss)                                               8,082       (1,966)          --        6,116
Three-Month Period Ended December 31, 2006:
    Net revenues                                                  $    49,422  $     7,440  $     3,788  $    60,650
    Segment income (loss)                                               4,916       (1,454)        (752)       2,710
Nine-Month Period Ended December 31, 2007:
    Net revenues                                                  $   109,721  $    17,802  $        --  $   127,523
    Segment income (loss)                                              16,973       (3,072)          --       13,901
Nine-Month Period Ended December 31, 2006:
    Net revenues                                                  $   170,885  $    21,274  $    11,115  $   203,274
    Segment income (loss)                                              30,474       (6,152)        (563)      23,759

A reconciliation of the Company's "Loss from continuing operations before income taxes" on the Condensed Consolidated Statements of Operations, which consisted of its segment income (loss) and the details of unallocated corporate income and expenses for the third quarters and first nine months of fiscal 2008 and 2007, was as follows:

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                      2007         2006          2007         2006
                                                                   -----------  -----------   -----------  -----------
                                                                                   (in thousands)
Total segment income                                              $     6,116  $     2,710  $     13,901  $    23,759
Unallocated corporate expenses, net (1)                               (13,606)     (17,614)      (45,403)     (54,847)
Restructuring gains (charges)                                            (706)         385        (5,660)      (3,711)
Other gains (charges)                                                      --           --         5,799      (13,942)
Interest and other income, net                                          8,838        6,600        23,356       18,328
Interest expense                                                         (805)        (790)       (2,774)      (2,549)
                                                                   -----------  -----------   -----------  -----------
    Loss from continuing operations before income taxes           $      (163) $    (8,709) $    (10,781) $   (32,962)
                                                                   ===========  ===========   ===========  ===========

____________

(1) The unallocated corporate expenses, net included all administrative expenses, certain research and development and selling and marketing expenses, stock-based compensation expense and amortization of acquisition-related intangible assets.

18. Supplemental Disclosure of Cash Flows

                                                                                     Nine-Month Period Ended
                                                                                        December 31,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Non-cash investing and financing activities:
Unrealized gains on available-for-sale securities                                          303               2,817

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
  EITF No. 95-3: Recognition of Liabilities in Connection with Purchase Business Combinations
  EITF No. 07-1: Accounting for Collaborative Arrangements
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
  SFAS: Statement of Financial Accounting Standards
  SFAS No. 109: Accounting for Income Taxes
  SFAS No. 123(R): Share Based Payment
  SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities
  SFAS No. 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
  SFAS No. 141(R): Business Combinations
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
  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the anticipated impact of the restructuring plans that were implemented in the first and second quarters of fiscal 2008, our anticipated declines in revenues from our parallel SCSI products and our SATA products sold to our OEM customers, the possibility that we might enter into strategic alliances, partnerships or acquisitions in order to scale our business, the expected impact on our future revenues and the timing of such impact, of our failure to receive design wins for the next generation serial products from a significant customer, and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

Results of Operations

Overview

In the third quarter of fiscal 2008, our net revenues decreased by $19.5 million compared to the third quarter of fiscal 2007 due primarily to the declining revenue base of our parallel products. Our net revenues were further impacted by our inability to obtain design wins from our OEM customers, primarily for our next generation serial products. The improvement in gross margins in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to a decline in inventory-related charges of $6.9 million, favorable pricing negotiations with our suppliers, efficiencies gained with our contract manufacturer and improved standard product contributions, which was a result of our continued focus on improving product component costs. Operating expenses also decreased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters combined with additional attrition in our workforce.

Our future revenue growth in our DPS segment is largely dependent on the success of our new products addressing unified serial technologies and growing our market share in the channel. We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in obtaining designs wins from these customers. We have evaluated this portion of our business, and we are no longer pursuing future business from large OEM customers with our current product portfolio, as we believe the future growth opportunities for our current products are limited. As a result, we expect the revenues obtained from large OEM customers to decline significantly in future periods. Since the growth of our new generation of serial products is not keeping pace with the decline in revenues from our parallel products and from our OEM customers, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business. This includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. Our future revenue growth in our SSG segment remains largely dependent on the successful development and marketing of new products and our ability to expand our presence in the reseller channel. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

In the first quarter of fiscal 2008, we revised our internal reporting structure by including the remaining SCSI products from our previous DSG segment into our DPS segment as we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. The remainder of the DSG segment was included in the "Other" category, as it represents a reconciling item to our condensed consolidated results of operations. We decided not to invest further in our DSG segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. Our DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors.

In fiscal 2008, we also implemented the following restructuring plans: (1) in the first quarter, by eliminating duplicative resources to reduce our operating expenses due to a declining revenue base and (2) beginning in the second quarter, by reducing our workforce by approximately 20% in an effort to better align our cost structure with our anticipated revenue stream and to improve our results of operations and cash flows.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                    2007 (1)     2006 (2)      2007 (3)     2006 (4)
                                                                   -----------  -----------   -----------  -----------
Net revenues                                                              100%        100%         100%        100%
Cost of revenues                                                           61           76            64           69
                                                                   -----------  -----------   -----------  -----------
    Gross margin                                                           39           24            36           31
                                                                   -----------  -----------   -----------  -----------
Operating expenses:
    Research and development                                               21           21            25           22
    Selling, marketing and administrative                                  34           25            34           23
    Amortization of acquisition-related intangible assets                   2            2             2            2
    Restructuring charges (gains)                                           2            0             4            1
    Other charges (gains)                                                  --           --            (5)           7
                                                                   -----------  -----------   -----------  -----------
        Total operating expenses                                           59           48            60           55
                                                                   -----------  -----------   -----------  -----------
Loss from continuing operations                                           (20)         (24)          (24)         (24)
Interest and other income, net                                             22           11            18            9
Interest expense                                                           (2)          (1)           (2)          (1)
                                                                   -----------  -----------   -----------  -----------
Loss from continuing operations before income taxes                        (0)         (14)           (8)         (16)
Provision for (benefit from) income taxes                                  (3)         (23)           (0)         (30)
                                                                   -----------  -----------   -----------  -----------
Income (loss) from continuing operations, net of taxes                      3            9            (8)          14
                                                                   -----------  -----------   -----------  -----------
Discontinued operations, net of taxes
    Income from discontinued operations, net of taxes                      --           --            --            0
    Income (loss) from disposal of discontinued operations,
        net of taxes                                                       --            2            (0)           3
                                                                   -----------  -----------   -----------  -----------
        Income (loss) from discontinued operations, net of taxes           --            2            (0)           3
                                                                   -----------  -----------   -----------  -----------
Net income (loss)                                                           3%         11%          (8)%         17%
                                                                   ===========  ===========   ===========  ===========

____________

(1) In the third quarter of fiscal 2008, we recorded restructuring charges related to a restructuring plan we implemented in the second quarter of fiscal 2008 and adjustments to previous restructuring plans. This action affects the comparability of this data.

(2) In the third quarter of fiscal 2007, we recorded inventory-related charges of $7.8 million which impacted our gross margins and received a discrete tax benefit of $12.9 million primarily attributable to the settlement of certain tax disputes with the U.S. taxing authorities, including the resolution of our fiscal 2002 and fiscal 2003 I.R.S. audit cycle. These actions affect the comparability of this data.

(3) In the first nine months of fiscal 2008, we recorded a gain of $6.7 million on the sale of certain properties and implemented two restructuring plans. These actions affect the comparability of this data.

(4) In the first nine months of fiscal 2007, we recorded an impairment charge of $13.2 million related to the Snap server portion of our systems business, implemented restructuring plans and received a discrete tax benefit of $59.2 million from the settlement of certain tax disputes with the U.S. and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court litigation of our fiscal 2002 and fiscal 2003 I.R.S. audit cycle. These actions affect the comparability of this data.

Net Revenues.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Segment Net Revenues:
DPS                                                     $  36.1  $  49.5         (27)% $ 109.7  $ 170.9        (36)%
SSG                                                         5.1      7.4         (31)%    17.8     21.3        (16)%
Other                                                        --      3.8        (100)%      --     11.1       (100)%
                                                         -------  -------               -------  -------
    Total Net Revenues                                  $  41.2  $  60.7         (32)% $ 127.5  $ 203.3        (37)%
                                                         =======  =======               =======  =======

Net revenues from our DPS segment decreased by $13.4 million and $61.2 million in the third quarter and first nine months of fiscal 2008, respectively, compared to the corresponding periods of fiscal 2007, primarily due to a decline in sales of our parallel SCSI products of $17.3 million and $67.9 million, respectively, and, to a lesser extent, a decline in sales of our legacy SATA products sold primarily to OEM customers. This was partially offset by an increase in sales of our unified serial products of $7.3 million and $28.9 million in the third quarter and first nine months of fiscal 2008, respectively, compared to the corresponding periods of fiscal 2007. The decline in sales volumes of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. We expect net revenues for our parallel SCSI products to continue to decline. In addition, we expect net revenues for our SATA products sold to our OEM customers to continue to decline, as certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a significant negative impact on our net revenues from our unified serial products in future quarters as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

Net revenues from our SSG segment decreased by $2.3 million and $3.5 million in the third quarter and first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007 primarily due to a decline in unit sales of our server products. Although we launched some new storage server products in the second quarter of fiscal 2008, our sales of our storage server products were negatively impacted by competitive market conditions and reductions to our inventory levels from our channel partners.

Net revenues from our other category decreased by $3.8 million and $11.1 million in the third quarter and first nine months of fiscal 2008, respectively, compared to the corresponding periods of fiscal 2007 due to our decision to wind down our DSG business at March 31, 2007.

                                                                   Three-Month Period Ended   Nine-Month Period Ended
                                                                         December 31,               December 31,
                                                                   ------------------------   ------------------------
                                                                      2007         2006          2007         2006
                                                                   -----------  -----------   -----------  -----------
Geographical Revenues:
North America                                                              37%         45%          42%         45%
Europe                                                                     33%         30%          28%         26%
Pacific Rim                                                                30%         25%          30%         29%
                                                                   -----------  -----------   -----------  -----------
    Total Geographical Revenues                                           100%        100%         100%        100%
                                                                   ===========  ===========   ===========  ===========

Our overall international revenues increased as a percentage of our total revenues in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. This was primarily due to better adoption of our serial products internationally compared to North America, which partially offset the decline in revenues from our parallel products worldwide. In addition, we established new customer relationships in the Pacific Rim for the sale of our serial products. Our overall international revenues remained relatively flat as a percentage of our total revenues in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the third quarter of fiscal 2008, IBM and Ingram Micro accounted for 38% and 12% of our total net revenues, respectively. In the third quarter of fiscal 2007, IBM, Synnex and Dell accounted for 34%, 13% and 11% of our total net revenues, respectively. In the first nine months of fiscal 2008, IBM, Ingram Micro and Tech Data accounted for 36%, 11% and 10% of our total net revenues, respectively. In the first nine months of fiscal 2007, IBM, Dell and Synnex accounted for 33%, 15% and 10% of our total net revenues, respectively.

Gross Margin.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Gross Profit                                            $  16.2  $  14.8           9% $  45.5  $  63.7        (28)%
Gross Margin                                                 39%     24%                  36%     31%

The improvement in gross margins in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to a decline in inventory-related charges of $6.9 million. In addition, our gross margins improved in both the third quarter and first nine months of fiscal 2008 compared with the corresponding periods of fiscal 2007 due to favorable pricing negotiations with our suppliers, efficiencies gained with our contract manufacturer and improved standard product contributions, which was a result of our continued focus on improving product component costs. This gross margins improvement in the first nine months of fiscal 2008 was partially offset by certain manufacturing-related costs that are relatively fixed being spread over a smaller revenue base. Our gross margins will be impacted in the future by the mix of OEM and channel revenues as well as product mix and the size of our revenue base relative to our fixed manufacturing costs.

Research and Development Expense.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Research and development                                $   8.8  $  12.9         (32)% $  31.5  $  43.8        (28)%

The decrease in research and development expense in the third quarter and first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal 2007 and the first nine months of 2008 combined with additional attrition in our workforce. This resulted in a 22% decrease in headcount in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 for employees engaged in research and development. We also decreased our infrastructure spending, had fewer engineering projects outstanding and had lower stock-based compensation expense of $1.3 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to the reduction in headcount.

Selling, Marketing and Administrative Expense.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Selling, marketing and administrative                   $  14.1  $  15.3          (8)% $  43.4  $  46.4         (7)%

The decrease in selling, marketing and administrative expense in the third quarter and first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2007 and the first nine months of 2008. This resulted in a 15% decrease in headcount in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 for employees engaged in the selling, marketing and administrative functions. In addition, we had lower stock-based compensation expense of $0.7 million in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to the reduction in headcount.

Amortization of Acquisition-Related Intangible Assets.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Amortization of acquisition-related
    intangible assets                                   $   0.7  $   1.5         (51)% $   2.2  $   4.5        (52)%

Acquisition-related intangible assets include patents, core and existing technologies, customer relationships and trade names. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, primarily using the straight-line method over their estimated useful lives, ranging from three months to five years.

The decrease in amortization of acquisition-related intangible assets in the third quarter and first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily due to intangible assets that became fully amortized in fiscal 2007 associated with our acquisitions of the IBM i/p Series RAID component business and Eurologic Systems Group Limited.

Restructuring Charges (Gains).

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Restructuring charges (gains)                           $   0.7  $  (0.4)         n/a  $   5.7  $   3.7         53%

All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges (gains)" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2008, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007.

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure our operations to reduce our operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million. In the second quarter of fiscal 2008, we initiated additional actions in an effort to better align our cost structure with our anticipated OEM revenue stream and to improve our results of operations and cash flows. The total cost we expect to incur for this restructuring plan is approximately $5.0 million, of which we recorded approximately $3.5 million in the second quarter of fiscal 2008 and $0.9 million in the third quarter of fiscal 2008. Of the $4.4 million recorded in the second and third quarters of fiscal 2008, $3.8 million related to severance and benefits for employee reductions primarily related to our OEM engineering resources and related support and service organizations worldwide and $0.6 million related to vacating redundant facilities and contract termination costs. We expect to record the remainder restructuring charge of $0.6 million for this restructuring plan in the fourth quarter of fiscal 2008.

By the end of the second quarter of fiscal 2008, we began to reduce our annual operating expenses by approximately $4.7 million as a result of our first quarter of fiscal 2008 restructuring plan. Approximately 30%, 6% and 64% of the restructuring cost savings was reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively. By the end of fiscal 2008, we expect to reduce our annual operating expenses by approximately $12.1 million, as a result of our second quarter of fiscal 2008 restructuring plan. Approximately 2%, 64% and 34% of the restructuring cost savings will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively. We expect to receive additional cost savings from our second quarter of fiscal 2008 restructuring plan as we expect to incur additional charges in the fourth quarter of fiscal 2008.

We also recorded accrual adjustments of $(0.3) million in the first nine months of fiscal 2008 primarily related to benefits, as actual costs were lower than anticipated. These accrual adjustments related to the restructuring plans that we implemented in the third and fourth quarters of fiscal 2006, first and second quarters of fiscal 2007 and the first quarter of fiscal 2008, which are now complete.

Other Charges (Gains).

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Other charges (gains)                                   $    --  $    --          -- % $  (5.8) $  13.9         n/a

Other charges (gains) consisted of asset impairment charges related to certain assets and gain on sale of certain properties.

In fiscal 2007, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. In May 2007, we completed the sale of certain of these properties with proceeds aggregating $19.9 million, which exceeded our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in the first nine months of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

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

At the end of the first quarter of fiscal 2007, with the decision to retain and operate the Snap Server portion of our systems business, we performed an impairment analysis of this business that indicated that the carrying amount of the long-lived assets exceeded their estimated fair value. This was due in part to the limited cash flows of the business and a number of uncertainties, which included the significant research and development expenditures necessary to grow the revenues of the Snap Server portion of the systems business and the significant uncertainties associated with achieving such growth in revenues. This resulted in an impairment charge of $13.2 million, which was recorded in "Other charges (gains)" in the Condensed Consolidated Statements of Operations in the first nine months of fiscal 2007.

Interest and Other Income, Net.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Interest and other income, net:
Interest income                                         $   8.3  $   6.1          38% $  22.1  $  17.6         26%
Realized currency transaction gains                         0.5      0.5          (3)%     1.2      0.6         82%
Other                                                        --      0.0        (100)%     0.1      0.1          1%
                                                         -------  -------               -------  -------
    Total interest and other income, net                $   8.8  $   6.6          34% $  23.4  $  18.3         27%
                                                         =======  =======               =======  =======
earned on our cash, cash equivalents and marketable securities, combined with maintaining higher average cash, cash equivalents and marketable securities balances. In addition, during the third quarter and the first nine months of fiscal 2008, we realized a gain of $1.6 million on the sale of a marketable debt security that was obtained as part of a fiscal 2004 acquisition. Furthermore, there were increases in the realized foreign currency transaction gains in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily related to a stronger Euro compared to the United States dollar combined with balances we hold in our European foreign entities whose functional currency is the United States dollar.

Interest Expense.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Interest expense                                        $  (0.8) $  (0.8)          2% $  (2.8) $  (2.5)         9%

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or the 3/4% Notes, and 3% Convertible Subordinated Notes due 2007, or the 3% Notes, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Interest expense increased in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily related to recording a premium for the 3/4% Notes, as we believe each holder will require us to call its 3/4% Notes at a price equal to 100.25% of the par value of the 3/4% Notes in December 2008.

Income Taxes.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Provision for (benefit from) income taxes               $  (1.3) $ (13.8)        (91)% $  (0.8) $ (62.0)       (99)%

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal 2008 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes. The estimated annual tax for fiscal 2007 consisted of a discrete tax benefit attributable to settling certain tax disputes, foreign taxes related to our foreign subsidiaries, certain state minimum tax, and interest accrued on prior years' tax disputes. This resulted in a tax benefit of $13.8 million and $62.0 million for the third quarter and first nine months of fiscal 2007, respectively, of which $12.9 million and $59.2 million, respectively, was attributable to the discrete tax benefit. We are in ongoing negotiations with the IRS taxing authorities with regard to our tax disputes as discussed in further detail in Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, "Commitments and Contingencies." Our tax rate for the period in which a settlement is reached will be impacted if the settlement materially differs from the amounts previously accrued.

On April 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of implementing FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $1.3 million as a reduction to the beginning balance of "Retained earnings" on our Condensed Consolidated Balance Sheets. Following the adoption of FIN 48, we elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Condensed Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during the first nine months of fiscal 2008.

As of the adoption of FIN 48 on April 1, 2007, our total gross unrecognized tax benefits were $20.3 million, of which $6.3 million, if recognized, would affect the effective tax rate. As of December 31, 2007, our total gross unrecognized tax benefits were $18.5 million, of which $4.5 million, if recognized, would affect the effective tax rate. The decrease in our gross unrecognized tax benefits during the first nine months of fiscal 2008 primarily related to payments made during the period to settle assessments.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of the date of adoption of FIN 48, tax years 1994 through 2007 remained open to examination by the U.S. taxing authorities, tax years 1998 through 2007 remained open to examination in Singapore and tax years 2001 through 2007 remained open to examination in various other foreign jurisdictions. We do not anticipate that our total unrecognized tax benefits will significantly change during the next twelve months.

Discontinued Operations.

                                                           Three-Month Period Ended       Nine-Month Period Ended
                                                                December 31,                   December 31,
                                                         ----------------------------   ---------------------------
                                                                           Percentage                     Percentage
                                                          2007     2006      Change       2007     2006    Change
                                                         -------  -------  ----------   -------  -------  ---------
                                                                     (in millions, except percentages)
Income (loss) from
    discontinued operations, net of taxes               $    --  $   1.3          n/a  $  (0.1) $   5.2         n/a

The decrease in discontinued operations in the third quarter and first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007 was primarily driven by the receipt of royalty revenues under the terms of the nonexclusive license agreement from the disposal of the IBM i/p Series RAID business, which royalty payments ceased in March 2007. This was partially offset by additional lease costs recorded in the third quarter and first nine months of fiscal 2007 for the estimated loss on our facility related to the sale of the IBM i/p Series RAID business.

Liquidity and Capital Resources

Key Components of Cash Flows

Operating cash activities consist of income (loss) from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of non-cash effect of tax settlement, impairment charges, gain on sale of long-lived assets, depreciation and amortization of intangible assets, property and equipment, and marketable securities, and stock-based compensation expense in accordance with SFAS No. 123(R). Cash used in operating activities from continuing operations was $5.0 million in the first nine months of fiscal 2008 compared to cash provided by operating activities from continuing operations of $2.2 million in the first nine months of fiscal 2007. The increase in cash used in operating activities was primarily due to the fact that we recorded income from continuing operations, net of taxes, of $29.0 million in the first nine months of fiscal 2007, compared to a recorded loss from continuing operations, net of taxes, of $10.0 million in the first nine months of fiscal 2008. In addition, we recorded a non-cash charge of $13.2 million related to the impairment of Snap Server intangible assets in the first nine months of fiscal 2007 and a gain on the sale of long-lived assets of $6.7 million in the first nine months of fiscal 2008. These items were partially offset by a non-cash effect of $58.8 million from the release of tax reserves due to the settlement of certain tax disputes with the U.S. and Singapore taxing authorities that was recorded in the first nine months of fiscal 2007 and changes to working capital assets and liabilities from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 that improved cash used in operating activities by $7.2 million, primarily related to reducing our inventory levels.

Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net proceeds from the sale of long-lived assets and purchases of property and equipment. Cash provided by investing activities increased to $116.5 million in the first nine months of fiscal 2008 compared to cash used in investing activities of $62.4 million in the first nine months of fiscal 2007 primarily due to proceeds received from the sale of long-lived assets of $19.9 million and a decrease in purchases of marketable securities of $183.2 million, as we are currently managing our cash through interest-bearing accounts. This was partially offset by a decrease in the sales and maturities of marketable securities of $27.3 million.

Financing cash activities primarily consist of employee stock option exercises. Cash provided by financing activities decreased to $3.1 million in the first nine months of fiscal 2008 compared to $5.6 million in the first nine months of fiscal 2007 primarily due to a decline in stock option exercises, which was attributable to a large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock, a reduction in our headcount and a decline in purchases made under our 1986 Employee Stock Purchase Plan, which expired in April 2006.

Liquidity. At December 31, 2007, we had $597.8 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $90.7 million was held by our Singapore and Cayman Islands subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of approximately $255.1 million since we do not have any current plans to repatriate the remaining undistributed earnings from our foreign subsidiaries to our United States parent company. If we were to do so, additional income taxes at the combined United States Federal and state statutory rate of approximately 40% could be incurred from the repatriation.

At December 31, 2007, we had a liability of $225.2 million of aggregate principal amount, plus a premium, related to our 3/4% Notes that are due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the par value of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. We expect all of the holders of the 3/4% Notes to exercise their put option in December 2008.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of December 31, 2007, we had $1.7 million of restricted marketable securities, consisting of United States government securities, which were classified as short-term, that served as such collateral.

We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. The IRS is currently auditing our Federal income tax returns for the fiscal 2004 through 2006 audit cycle. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

We may enter into strategic alliances, partnerships or acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying strategic alliances, partnerships or acquisitions, we may be required to use a significant portion of our available cash balances.

As of December 31, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity subsection of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Form 10-K for the fiscal year ended March 31, 2007, other than the impact of the adoption of FIN 48. Total liabilities associated with FIN 48 uncertain tax positions of $4.5 million were included in "Other long-term liabilities" on our Condensed Consolidated Balance Sheets at December 31, 2007. Due to the complexity and uncertainty associated with our tax controversies, we can not make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other long-term liabilities."

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

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning with our fiscal 2009. We are currently evaluating the impact that SFAS No. 159 will have on our results of operations and financial position.

In June 2007, the FASB ratified EITF No. 07-3, which requires nonrefundable advance research and development payments for goods and services to be deferred and capitalized and subsequently expensed when the research and development activities are performed, subject to an assessment of recoverability. EITF No. 07-3 is effective for new contractual arrangements entered into beginning with our fiscal 2009, and interim periods within that fiscal year. We do not believe EITF No. 07-3 will have a material effect on our results of operations and financial position.

In December 2007, the FASB ratified EITF No. 07-1, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF No. 07-1 is effective beginning with our fiscal 2009. We are currently evaluating the impact that EITF No. 07-1 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective beginning with our fiscal 2010. The impact of the adoption of SFAS No. 141(R) on our results of operations and financial position will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2010.

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2007, except for the following critical accounting policy:

Income Taxes: On April 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 requires a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in our financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. In addition, upon the adoption of FIN 48, we elected to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Condensed Consolidated Statements of Operations.

For a complete description of what we believe to be the other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Dispositions

On September 30, 2005, we entered into a series of arrangements with IBM pursuant to which we sold our IBM i/p Series RAID business to IBM. Under the terms of the agreements, we granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to us for the sale of our board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In the third quarter and first nine months of fiscal 2007, we recorded royalties, net of taxes, of $2.1 million and $5.8 million, respectively, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2007, we recorded additional lease costs, net of taxes, of $0.8 million related to the estimated loss on our facility associated with the IBM i/p Series RAID business in "Income (loss) from disposal of discontinued operations, net of taxes" in our Condensed Consolidated Statements of Operations. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record adjustments to discontinued operations in the future.

On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based portion of our systems business for $14.5 million, of which the final payment of $2.5 million is expected to be received by March 2008. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of December 31, 2007, we believe that it is unlikely that revenue levels to earn this contingent consideration will be achieved.

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

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in obtaining designs wins, which will prevent us from sustaining or growing our revenues from OEM customers. A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which will adversely affect our future revenues. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. We have evaluated this portion of our business, and we are no longer pursuing future business from large OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. As a result, we expect the revenues obtained from large OEM customers to decline significantly in future periods.

The impact of industry technology transitions and market acceptance of our new products may cause our revenues to continue to decline. We have experienced a significant decline in our revenues as the industry continues to transition from parallel to serial connectivity, as the revenues we generate from sales of our serial products has not grown at a fast enough rate to offset declines in sales of our parallel products. We expect this trend to continue in future periods. In addition, products that we may develop may not gain sufficient market acceptance to offset the decline in revenues from certain of our existing products or otherwise contribute significantly to revenues. These factors, individually or in the aggregate, could cause our revenues to continue to decline.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.     Historically, a small number of our customers have accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. For example, in the first nine months of fiscal 2008, IBM, Ingram Micro and Tech Data accounted for 36%, 11% and 10% of our total net revenues, respectively, whereas in the first nine months of fiscal 2007, IBM, Dell and Synnex accounted for 33%, 15% and 10% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. As our revenues from our large OEM customers continue to decline, we will be dependent on our channel products and customers for future revenue growth. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our operating results. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. Each of these personnel is an "at-will" employee, and, as a result, these employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. Due to the general uncertainty regarding the outlook of our company, we have implemented a retention plan in an effort to retain some of our key employees; however, once our retention plan expires, we may experience a higher level of attrition in our workforce. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions. The loss of any of our key employees could have a significant impact on our operations.

In order to execute our strategies, we may enter into strategic alliances with, partner with, invest in or acquire companies with complementary or strategic products or technologies. Costs associated with these strategic alliances, investments or acquisitions may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.     We may pursue strategic transactions, partnerships, investments and acquisitions in order to scale our business as sales of our core parallel products continue to decline. These may include both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. In order to be successful in the strategic alliances, partnerships, investments or acquisitions that we may enter into or make, we must:

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

If we consummate any potential future acquisitions in which the consideration consists of our common stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. If we were to use a substantial portion of our available cash, we might need to repatriate cash from our subsidiaries, which may cause us to incur additional income taxes at up to the United States Federal statutory rate of 40%. In addition, we may be required to invest significant resources in order to perform under a strategic alliance or partnership, or to complete an acquisition or investment, which could adversely affect our results of operations, at least in the short-term, even if we believe the acquisition, strategic alliance or investment will benefit us in the long-term.

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

If we do not meet our restructuring objectives, we may have to continue to implement additional plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $5.7 million, $3.7 million, $10.4 million and $5.9 million in the first nine months of fiscal 2008, and in fiscal years 2007, 2006 and 2005, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore in fiscal 2006. The goals of our restructuring plans that were implemented prior to fiscal 2006 were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operations and cash flow. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated and may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans may not achieve the original goals we had in implementing them, which could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

  I/O and RAID ASICs;
  Microprocessors;
  Peripherals;
  Operating system software;
  Server motherboards; and
  Enclosures.

We depend on significant cooperation from these manufacturers to achieve our design objectives and develop products that operate successfully with their products. These companies could, from time to time, elect to make it more difficult for us to design our products for successful operability with their products. For example, if one or more of these companies were to determine that as a result of competition or other factors, our products would not be broadly accepted by the markets we target, these companies may no longer work with us to plan for new products and new generations of our products, which would make it more difficult to introduce products on a timely basis or at all. Further, some of these companies might decide not to continue to offer products that are compatible with our technology and our markets could contract. If any of these events were to occur, our revenues and financial results could be adversely affected.

If we are unable to compete effectively, our net revenues and gross margins could be adversely affected.    The markets for all of our products are intensely competitive and are characterized by the following:

  Rapid technological advances;
  Frequent new product introductions;
  Evolving industry standards; and
  Price erosion.

Consequently, we must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. For example, intense competition in the transition from products employing Ultra 160 technology to products employing Ultra 320 technology has adversely affected revenues from our SCSI products. In addition, revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a significant negative impact on our net revenues from our unified serial products in future quarters as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

Our future revenue growth in our DPS segment remains largely dependent on the success of our new products addressing unified serial technologies and growing our market share in the channel. Our future revenue growth in our SSG segment remains largely dependent on the successful development and marketing of new products and our ability to expand our presence in the reseller channel. Our future operating results will also be influenced by our ability to participate in the development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products. If we experience an incremental decline in our revenues beyond the declines anticipated, and we are unable to effectively manage our inventory levels, we may be required to record additional inventory-related charges, which would adversely impact our gross margins.

We cannot assure you that we will have sufficient resources to accomplish all of the following:

  Satisfy any growth in demand for our products;
  Make timely introductions of new products;
  Compete successfully in the future against existing or potential competitors; or
  Prevent price competition from eroding margins.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 49% of our revenues for the first nine months of fiscal 2008 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. In addition, in the first quarter of fiscal 2008, we terminated our relationship with some of our distributors in order to improve the focus on our products and strengthen our relationship with the remaining distributors. This action may not have the intended results that we are anticipating, which could adversely affect our financial results in the short-term.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, whereby Sanmina-SCI upon the closing of the transaction on January 9, 2006, assumed manufacturing operations for the majority of our products. The transition of the manufacturing facilities did not go as well as expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our net revenues and operating results in the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. If Sanmina-SCI is unwilling or unable to meet our supply needs, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results. Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ SMTC to manufacture certain ServeRAID products, SuperMicro and USI to manufacture certain systems products, and Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

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

We held approximately $90.7 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at December 31, 2007. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.     We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. For example, the European Parliament enacted the Restriction of Hazardous Substances, or RoHS, directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. We recorded an excess inventory expense of $1.9 million in fiscal 2006 related to the transition of our products to comply with the RoHS directive. If any of our products that are designated to be RoHS compliant are deemed to be non-compliant, we may suffer a loss of revenues, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage.

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

Our charter documents and Delaware law contain anti-takeover provisions that could prevent, discourage or delay a change in control or management, which may affect the price of our common stock. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include completing procedural requirements for stockholders holding 5% of voting shares to take action by written consent and restricting the ability of stockholders to call special meetings. In addition, the indenture relating to the 3/4% Notes provides that in the event of certain changes in control, each holder of our 3/4% Notes will have the right to require us to repurchase such holder's 3/4% Notes at a price equal to the principal amount of the 3/4% Notes being purchased, plus any accrued and unpaid interest. We are also subject to provisions of Section 203 of the Delaware General Corporation Law which prohibits us from engaging in any business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. These restrictions could have the effect of delaying or preventing a change of control or management.

Some of our products contain "open source" software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.    Some of our products are distributed with software licensed by its authors or other third parties under so-called "open source" licenses, including, for example, the GNU General Public License, or GPL, GNU Lesser General Public License, or LGPL, the Mozilla Public License, the BSD License and the Apache License. Some of those licenses may require as a condition of the license that we make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, that we provide notices with our products, and/or that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of those open source licenses, we could be required to incur legal expenses in defending against such allegations, and if our defenses were not successful we could be enjoined from distribution of the products that contained the open source software and required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our products, which could disrupt our distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, we could under some of the open source licenses, be required to release the source code of our proprietary software. If an author or other third party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software.

Our international operations involve a number of political, economic and other risks that could adversely affect our ability to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target markets and expose us to potential disruption in the supply of necessary components. Our international operations and sales are subject to political and economic risks, including political instability, currency controls, and changes in import/export regulations, tariffs and freight rates. We maintain a research and development center in Bangalore, India, which we expanded in fiscal 2007. Many of our subcontractors are primarily located in Asia and we have sales offices and customers located throughout Europe, Japan and other countries.  In addition, because our primary wafer supplier, TSMC, is located in Taiwan, we may be subject to certain risks resulting from political instability in Taiwan, including conflicts between Taiwan and the People's Republic of China. These and other international risks could result in the creation of political or other non-economic barriers to our being able to sell our products in certain countries, create local economic conditions that reduce demand for our products among our target markets, expose us to potential disruption in the supply of necessary components or otherwise adversely affect our ability to generate revenues and operate effectively. In addition, the operations of our remote locations are subject to management oversight and control. If our business practices and corporate controls are not adhered to worldwide, our business and financial results could be adversely affected.

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

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying amount of our long-lived assets. For example, in fiscal 2007, we recorded an impairment charge of $13.2 million on intangible assets related to our decision to retain and operate the Snap Systems portion of our systems business. In fiscal 2006, we recorded a goodwill impairment charge of $90.6 million related to our DPS segment and an impairment charge of $10.0 million to write-down the Snap Systems portion of the systems business' long-lived assets to fair value. In fiscal 2005, we recorded a goodwill impairment charge of $52.3 million related to our former Channel segment. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges in the future which could adversely affect our financial results.

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which include revenue recognition, inventory, goodwill, stock-based compensation and income taxes. In addition, we updated our Critical Accounting Policy in the first quarter of fiscal 2008 related to income taxes, as discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies." Furthermore, Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources.    From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to our key technologies, and we expect to continue to receive such claims in the future. For example, in fiscal 2005, we, Nevada SCSI Enterprises, Inc. and Thomas A. Gafford (jointly, "NSE") entered into a license and release agreement, pursuant to which we paid NSE $1.7 million as a one-time, fully paid-up license fee to settle NSE's claims that some of our products infringed certain patents. In addition, we entered into a patent cross-license agreement with IBM in May 2000. Under this agreement, which was amended in March 2002, we received a release from infringement claims prior to January 1, 2000 and received the right to use certain of IBM's patents through June 30, 2007. In consideration, we paid, in annual installments, an aggregate patent fee of $13.3 million. A number of the licensed patents have either expired or are no longer significant to our product portfolio. If we should determine that it is necessary to extend the term of the patent license, we believe that we will be able to reach agreement with IBM for such an extension, without interruption to our business operations. The risks of receiving additional claims from third parties may be increased in periods when we begin to offer product lines employing new technologies relative to our existing products.

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

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.     We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. The IRS is currently auditing our Federal income tax returns for the fiscal 2004 through 2006 audit cycle. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of the IRS audits will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At December 31, 2007, the carrying value of such investments aggregated $1.7 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to an other-than-temporary decline in value of a minority investment.

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

In addition, the NASDAQ Global Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

We may experience significant fluctuations in our stock price, which may, in turn, significantly affect the trading price of our convertible notes.    Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of securities analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also be affected by general global, economic and market conditions and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding 3/4% Notes, and the likelihood of the 3/4% Notes being converted into our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

On October 26, 2007, we entered into a Settlement Agreement with Steel Partners, L.L.C. and Steel Partners II, L.P. (together, "Steel") ending the election contest that was to occur at our 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Pursuant to the terms of the Settlement Agreement, we agreed that prior to the Annual Meeting, (1) we would increase the size of our Board of Directors from nine to nine directors and (2) Judith M. O'Brien and Charles J. Robel would not stand for re-election at the Annual Meeting. We also agreed to nominate, recommend, support and solicit proxies for each of Jack L. Howard, John J. Quicke and John Mutch (the "Steel Nominees") for election to our Board of Directors at the Annual Meeting. In addition, we agreed that following the Annual Meeting, our Board of Directors would appoint John Mutch to our Audit Committee, John J. Quicke to our Compensation Committee and Jack L. Howard to our Nominating and Governance Committee. Furthermore, we agreed that after the Annual Meeting, the size of our Board of Directors would not exceed nine members prior to our 2008 Annual Meeting of Stockholders.

The Settlement Agreement restricted Steel from taking certain actions during the period that began on October 26, 2007 and ended immediately following the Annual Meeting, including: taking certain actions with respect to tender or exchange offers, business combination transactions and election contests; selling the shares of our common stock that it beneficially owns; and seeking to amend our certificate of incorporation or bylaws.

We agreed to hire a third-party consultant mutually agreeable to us and the Steel Nominees within a specified timeframe following the Annual Meeting to assist us in achieving goals mutually agreed upon by us and the Steel Nominees. The Settlement Agreement also provided that we could not, during the period that began on October 26, 2007 and ended immediately following the Annual Meeting, enter into any binding agreement or arrangement related to any acquisition or purchase of assets or a business that constituted 20% or more of our net revenues, net income or assets, or 20% or more of any class or series of our securities, unless either the binding agreement or arrangement required the approval of our stockholders with respect to such transaction or Steel provided its prior written approval of such transaction. We agreed to reimburse Steel up to $50,000 for expenses that it incurred in connection with its activities relating to the Annual Meeting (including the Settlement Agreement).

The Annual Meeting was held on December 13, 2007 at the Embassy Suites Hotel located in Milpitas, California. At the Annual Meeting, our stockholders voted on two proposals: the election of eight directors to our Board of Directors and the ratification of our Audit Committee's selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2008. Of the total of 118,890,814 shares of our common stock outstanding as of the record date, 107,323,536 shares (90%) were present or represented by proxy at the Annual Meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld

Jon S. Castor	106,245,410	1,078,126
Jack L. Howard	105,491,872	1,831,664
Joseph S. Kennedy	106,200,482	1,123,054
Robert J. Loarie	73,969,516	33,354,020
D. Scott Mercer	105,755,128	1,568,408
John Mutch	105,934,601	1,388,935
John J. Quicke	105,936,774	1,386,762
S. "Sundi" Sundaresh	106,033,074	1,290,462
Douglas E. Van Houweling	106,188,786	1,134,750

Our stockholders also ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008. The proposal received 106,398,580 affirmative votes, 801,660 negative votes, 123,296 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.01	Settlement Agreement, dated as of October 26, 2007, among Adaptec, Inc., Steel Partners, L.L.C. and Steel Partners II, L.P.		8-K	000-15071	10/31/07	10.01
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ CHRISTOPHER G. O'MEARA
Christopher G. O'Meara
	Vice President and Chief Financial Officer (principal financial officer)	Date: February 6, 2008
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: February 6, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.01	Settlement Agreement, dated as of October 26, 2007, among Adaptec, Inc., Steel Partners, L.L.C. and Steel Partners II, L.P.		8-K	000-15071	10/31/07	10.01
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X