Form 10-K
period 2008-03-31
ADAPTEC INC
filed 2008-06-13
CIK 709804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2008

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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐ (Do not check if a smaller reporting company)          Smaller reporting company    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES    ☐        NO    ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $384,610,684 based on the closing sale price of the Registrant's common stock on The NASDAQ Global Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At May 30, 2008, the Registrant had 123,623,158 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders.

     PDF provided as courtesy

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the market for our products and their benefits to our customers, our intention to continue to evaluate acquisitions, strategic alliances and/or strategic investments, our expectations regarding the decline in our revenues derived from large OEM customers, the levels of our expenditures and savings for various expense items and our expected capital expenditures and liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

For your convenience, we have included, in Note 21 to the Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Annual Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Overview

We provide storage solutions that reliably move, manage, store and protect critical data and digital content. We deliver software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEMs and through distribution channel partners. Our software and hardware products range from HBAs, RAID controllers, host RAID software, Adaptec RAID Code software, Advanced Data Protection software, Storage Management software, Snapshot software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies. Our Snap Servers offer NAS solutions for both fixed capacity and modular expandability. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability.

Our broad range of RAID controllers and add-in cards provide businesses with a variety of price and performance options for connecting their storage. These options range from low cost HBAs to high performance and high availability RAID controller cards. Further, our products use a common management interface designed to simplify storage administration and reduce related costs. Our products are sold to enterprises, SMBs, government agencies and end users engaged in a broad range of vertical markets across geographically diverse markets principally through distribution channel customers, OEMs, system integrators, system builders, and value added resellers.

We were incorporated in 1981 in California and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. We are an S&P Small Cap 600 Index member. Our principal executive offices are located at 691 South Milpitas Boulevard, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We also maintain our website at XXXwwwadaptecom. Information found on or accessible through our website is not part of and is not incorporated into, this Annual Report on Form 10-K.

Business Strategy

We are focused on delivering differentiated solutions around critical I/O technologies for data storage. We have taken steps to align our expenses with revenues, minimize investments in areas that do not deliver a fair return, develop partnerships with suppliers of RAID ASIC technologies to support and improve the competitiveness of our business in the channel. We are also exploring strategic partnerships with ASIC vendors in our efforts to obtain design wins from OEMs for their next generation of products.

We simplify the latest storage technologies, making them affordable and accessible to a wide range of businesses, through solutions that combine hardware and software. Our goal is to become a leading storage solutions company and our management team continuously reviews and evaluates all aspects of our business. In fiscal 2008, we focused on strengthening our market position and scaling down our operations relative to our revenue basis. During fiscal 2008, we implemented the following steps to support our corporate strategy:

  We implemented two restructuring plans in fiscal 2008: (1) in the first quarter, by eliminating duplicative resources to reduce our operating expenses due to a declining revenue base and (2) beginning in the second quarter, by reducing our workforce by approximately 20% in an effort to better align our cost structure with our anticipated revenue stream and to improve our results of operations and cash flows.

  In the first quarter of fiscal 2008, the remaining SCSI products from our DSG segment were moved into our DPS segment and categorized as "Other", as it represents a reconciling item to our consolidated results of operations. We decided not to invest further in our DSG segment due to OEMs incorporating other connectivity technologies directly into their products, additional competitors entering the market and the complexities of the retail channel. We believe that reorganizing our business segments will enable us to better coordinate product planning and meet our customer needs. Our business consists of two reportable segments:

• DPS:

  Our DPS group provides data protection storage products and currently sells all of our storage technologies, including ASICs, board-level products, RAID controllers, internal enclosures and stand-alone software. We sell these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through our network of distribution and reseller channels.

• SSG:

  Our SSG group provides Snap Server storage systems for storage and protection of both file (NAS) and block (iSCSI) data, as well as related backup, replication, snapshot, and management software. We sell these products to end users through our network of distribution partners, solution providers, e-tailers and VARs.

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful recently in obtaining design wins from these customers. We have evaluated this portion of our business, and we are no longer pursuing future business from large OEM customers with our current product portfolio, as we believe the future growth opportunities for our current products are limited. As a result, we expect the revenues obtained from large OEM customers to decline significantly in future periods. Since the growth of our new generation of serial products is not keeping pace with the decline in revenues from our parallel products and from our OEM customers, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business. This includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

Unless otherwise indicated the following discussion pertains only to our continuing operations.

We focused on strengthening our market position through innovation and new products, which included delivering a number of new products over the past four quarters.

  PCI, PCI-X and PCIe RAID Controllers.  In fiscal 2008, we introduced 18 new products for the Series-3 family, 3 new products for the eSATA family, and 13 new products for the Series-5 family. Additionally, we further enhanced our RAID controllers with the introduction of Unified Serial Controllers for PCIe connectivity. Unified Serial RAID Controllers support both SATA and SAS disk drives with the same architecture to meet the need for maximum performance, scalability, and flexibility for enterprise-class applications, including network attached storage (NAS), online transaction processing (OLTP), web, digital surveillance, and streaming applications. A single controller has the ability to attach to one or both drive types in a single system to provide a flexible solution for high capacity and low price points (SATA) or high reliability and performance (SAS) or a combination of both. The new family of products includes 4, 8, 20 and 28-port low-profile models, as well as 12- and 16-port designs. The 28-port is an industry first that facilitates connection with internal drives and external drives in JBODS.

  iSCSI Storage Systems. In September 2007, Adaptec launched the Snap Server 700i family of iSCSI storage appliances which provided us with an entry into the rapidly expanding iSCSI storage market. The Snap Server 700i series was chosen by InfoWorld as its Entry-level SAN Product of the Year for 2008. The 700i series utilizes the Adaptec RAID controller to deliver cost-effective and high performance, ease of management, and data protection capabilities. Target markets include Microsoft Exchange and SQL Server installations, as well as medium-sized businesses that wish to implement an IP SAN to provide storage to their Windows, Linux, and VMware servers.

  Storage Software.  Our storage products include storage management software that enables customers and IT managers to easily manage storage across DAS and SAN environments, create IP SAN solutions and protect data (RAID) from disk drive failure. Features that come standard on our new SATA, SAS and ROC-based Ultra 320 SCSI RAID controllers allow our products to deliver a high level of data protection. We also offer software that includes storage virtualization and Snapshot Backup functionality which, when combined with our hardware, helps to simplify storage management, increase data protection, and lower total cost of ownership with quicker installation, simplified administration and automated monitoring.

  NAS Storage Systems. We provide a scalable NAS product line based upon the GuardianOS operating system, which was revised in May 2007 to include a number of new features, including a high performance data migration utility. Snap Servers utilize snapshots and RAID capability to protect their data. Snap Servers can also be used for backup and replication. A group of geographically dispersed Snap Servers can be easily managed from a central point with the Snap Server Manager.

Available Information

We make available free of charge through our Internet website at XXXhttpwwwadaptecom the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Business Segment and Products Overview

In fiscal 2008, our DPS segment accounted for $145.1 million of our net revenues and our SSG segment accounted for $22.3 million of our net revenues. For an analysis of financial information about our segments as well as our geographic areas, see "Note 18 -Segment, Geographic and Significant Customer Information" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Following are discussions of our key product offerings for our DPS and SSG businesses.

DPS

Components.

RAID Controllers and HBAs.   Adaptec offers a wide range of HBAs and RAID controllers for use with SATA, SAS and Parallel SCSI drives, including our line of Unified Serial™ cards which can be used with both SATA and SAS drives. Our new family of products is designed to meet evolving storage needs by providing high performance, reliable storage management tools, hardware and software compatibility and high levels of support. While we have used our own ASICs in the past, our latest generation of products uses ROC technology from Intel Corporation. Future products will be based on partnerships with other ASIC vendors.

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

The primary software products that we license are as follows:

Host RAID. Host RAID technology allows our customers to leverage the I/O components already incorporated on their servers to connect them with RAID-provided low cost data protection. Typically, such functionality has been considered important for mission critical data only. Host RAID enables customers not only to protect their data drives but also to include protection for the boot drives.

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

SSG

Storage Systems.

Fixed Capacity. Our Snap Server fixed capacity storage systems are ideal for SMBs or remote offices, and enterprise networks are available in three different plug-and-play desktop or rack mount designs and eight different fixed capacity levels from 160 gigabytes to 2 terabytes. Since the Snap Server 110, 210, and 410 models are designed to be easy to set up and maintain, they are regularly used in locations where there may not be any dedicated IT personnel. While offering small form factors, these products deliver high performance and offer a variety of software features through the GuardianOS operating system that can be customized with optional add-on software to cost-effectively meet the specific data protection and management needs of the customer.

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

Sales, Marketing and Customers

We sell through our sales force to distribution channels worldwide, which market our products under the Adaptec brand; they, in turn, sell to VARs, system integrators and retail customers. We provide training and support for our distribution customers and to VARs. We also sell board-based products and provide technical support to end users worldwide through major computer-product retailers. Sales to distribution customers accounted for approximately 50% of our total revenues in fiscal 2008. Our primary distributors in fiscal 2008, in alphabetical order, were Bell Microproducts, Ingram Micro and Tech Data.

We also sell our products through our sales force directly to OEMs worldwide who market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the specific requirements of end users. Our OEM sales force focuses on developing relationships with OEM customers. The sales process involved in gaining major design wins can be complex, lengthy, and expensive. Sales to these OEM customers accounted for approximately 50% of our total revenues in fiscal 2008. Our primary OEM customers in fiscal 2008, in alphabetical order, were Dell, Hewlett-Packard, Hitachi, and IBM. We expect revenues obtained from large OEM customers to decline significantly in future periods as we are no longer pursuing future business from these customers with our current product portfolio, as we believe the future growth opportunities for our current products are limited due the loss of design wins.

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

In fiscal 2008, IBM and Ingram Micro accounted for 34% and 11% of our total net revenues, respectively. In fiscal 2007, IBM and Dell accounted for 34% and 13% of our total net revenues, respectively. In fiscal 2006, IBM and Dell accounted for 28% and 15% of our total net revenues, respectively. We expect that a limited number of customers will continue to account for a substantial portion of our net revenues in fiscal 2009 and the foreseeable future.

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

International

We maintain operations in six foreign countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides both stability to our operations and diversifies revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 18 to the Consolidated Financial Statements. We generated approximately 68% of our overall revenues in 2008 from outside of the United States. These sales include sales to foreign subsidiaries of U.S. companies. A majority of our revenues originating outside the United States was from commercial customers rather than foreign governments.

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

We believe the principal competitive factors in the markets for our DPS products are product price versus performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. We compete primarily with product offerings from Applied Micro Circuits, Areca and LSI.

We believe the principal competitive factors in the markets for our SSG products are price, performance, product features, ease-of-use, breadth of product line, reliability, technical service and support, value-added software functionality for data protection, management of geographically dispersed storage systems, replication of data between sites, and brand awareness.  At the low end of the market, some of our Snap Server product line competes with product offerings from Buffalo, Iomega and LaCie. At the mid range of the market, some of our Snap Server product line competes with product offerings from Dell, Hewlett-Packard and Network Appliance.

Backlog

We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at our largest OEM's site with product ordering and delivery occurring when the OEM customer accepts our product into their inventory. In light of industry practice and experience, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Manufacturing

Beginning in the fourth quarter of fiscal 2006, we outsourced the manufacturing of the majority of our products to Sanmina-SCI Corporation. We employ Surface Mount Technology Corporation, or SMTC, to manufacture certain of our ServeRAID products that are sold to IBM. We also employ SuperMicro and Universal Scientific Industrial Co., Ltd., or USI, to manufacture certain systems products. We believe that SMTC, SuperMicro, USI and Sanmina-SCI will be able to meet our anticipated needs for both current and future technologies.

Our final assembly and test operations for our ASIC products are performed by Amkor Technology and Advanced Semiconductor Engineering. Advanced Semiconductor Engineering also warehouses and ships our products on our behalf.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. As of March 31, 2008, we had 426 issued patents, expiring between 2011 and 2026, covering various aspects of our technologies. In addition, the Adaptec name and logo are trademarks or registered trademarks of ours in the United States and other countries. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

Research and Development

We continually enhance our existing products and develop new products to meet changing customer demands. The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage-access products across a broad range of users and platforms. We may also enter into strategic alliances or partnerships or acquire complementary businesses or technologies where appropriate. We maintain a research and development center in Bangalore, India, which we expanded in fiscal 2007.

Approximately 42% of our employees were engaged in research and development in fiscal 2008 as compared to 44% and 22% in fiscal years 2007 and 2006, respectively. Our research and development expenses were $39.8 million, or 23.8% of total net revenues, $56.6 million, or 22% of total net revenues, and $68.2 million, or 20% of total net revenues, for fiscal years 2008, 2007 and 2006, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, amortization of purchased technology and subcontracting costs.

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

Employees

As of March 31, 2008, we had a total of 391 employees, consisting of 165 in research and development, 120 in sales and marketing, 66 in general administration and 40 in operation support. Overall employee headcount declined by 35% in fiscal 2008 compared to fiscal 2007, and declined by 47% in fiscal 2007 compared to fiscal 2006. We had a total of 598 and 1,128 employees at the end of fiscal 2007 and 2006, respectively.

We believe that we currently have favorable employee relations; however, due to the general uncertainty regarding the outlook of our company, we may experience a higher level of attrition in our workforce. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Item 1A. Risk Factors

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

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

  Loss of customers;
  Loss of employees;
  Increased dependency on suppliers;
  Supply issues;
  Reduced revenue base;
  Impairment of our assets;
  Increased operating costs;
  Material restructuring charges; and
  Loss of liquidity.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in fiscal 2007, we decided not to invest further in our DSG business due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. However, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business, and we may not succeed in these efforts.

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

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.  Historically, a small number of our customers have accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. For example, in fiscal 2008, IBM and Ingram Micro accounted for 34% and 11 % of our total net revenues, respectively, whereas in fiscal 2007, IBM and Dell accounted for 34% and 13% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. As our revenues from our large OEM customers continue to decline, we will be dependent on our channel products and customers for future revenue growth. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our operating results. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

Our operations depend on key personnel, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. Each of these personnel is an "at- will" employee, and, as a result, these employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. Due to the general uncertainty regarding the outlook of our company, we have in the past implemented a retention plan in an effort to retain some of our key employees, and may do so again in the future. To the extent we do not implement a retention plan we may experience a higher level of attrition of our key employees. Furthermore, even if we do implement a retention plan, it may not have the desired effect of retaining our key employees. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions. The loss of any of our key employees could have a significant impact on our operations.

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

If we consummate any potential future acquisitions in which the consideration consists of our common stock or other securities, our existing stockholders' ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. If we were to use a substantial portion of our available cash, we might need to repatriate cash from our subsidiaries, which may cause us to incur additional income taxes at a rate up to 40%, which is our blended (federal and state) statutory rate in the United States. In addition, we may be required to invest significant resources in order to perform under a strategic alliance or partnership, or to complete an acquisition or investment, which could adversely affect our results of operations, at least in the short-term, even if we believe the acquisition, strategic alliance or investment will benefit us in the long-term.

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

If we do not meet our expense reduction goals, we may have to continue to implement additional restructuring plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $6.3 million, $3.7 million and $10.4 million in fiscal years 2008, 2007 and 2006, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore in fiscal 2006. The goals of our restructuring plans that were implemented prior to fiscal 2006 were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operations and cash flow. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 50% of our revenues for fiscal 2008 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short-term.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI, which expires in the third quarter of fiscal 2009. Under this agreement, Sanmina-SCI assumed manufacturing operations for the majority of our products. The transition of the manufacturing facilities did not go as well as we expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our net revenues and operating results in the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. If Sanmina-SCI is unwilling or unable to meet our supply needs, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results.

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

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. We have a three-year contract manufacturing agreement with Sanmina-SCI to manufacture a majority of our products, which expires in the third quarter of fiscal 2009. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecast and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with the contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred significant inventory-related charges of $7.8 million due to a significant decline in our revenue stream.

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

We held approximately $95.7 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at March 31, 2008. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States Federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

If we do not provide adequate support during our customers' design and development stage, or if we are competitors.    Certain of our products are designed to meet our customers' specifications and, to the extent we are not able to meet these expectations in a timely manner or provide adequate support during our customers' design and development stage, our customers may choose to buy similar products from another company. If this were to occur, we may lose revenues and market share to our competitors.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in this Annual Report on Form 10-K, which include revenue recognition, inventory, goodwill, stock-based compensation and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, upon our adoption of FIN 48 on April 1, 2007, we revised our policy in conformity with the liability classification requirements of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," or FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At March 31, 2008 we had $4.4 million in "Other long-term liabilities" for uncertain tax positions related to FIN 48 and we continue to recognize interest expense for and or penalties related to these uncertain tax positions in the Consolidated Statement of Operations within "Provision for (benefit from) income taxes".

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

We are exposed to fluctuations in foreign currency exchange rates.    Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar- denominated operating expenses in Europe and Asia. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement.

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At March 31, 2008, the carrying value of such investments aggregated $1.7 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to other-than-temporary decline in value of a minority investment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 31, 2008, we owned and leased various properties in the United States and in foreign countries totaling approximately 462,000 square feet, of which approximately 238,000 square feet were leased/subleased or available to lease/sublease to third parties. The building leases expire at varying dates through fiscal 2011 and include renewals at our option. During fiscal 2008, we reduced our owned and leased properties by approximately 34% from the 701,000 square feet we owned or leased at March 31, 2007. During fiscal 2007, we reduced our owned and leased property by 3% from the 724,000 square feet we owned or leased at March 31, 2006.

Our headquarters are located in Milpitas, California, which includes research and development, technical support, sales, marketing and administrative functions. In addition, we lease buildings in Florida, Minnesota, North Carolina and Washington. We use these properties primarily for research and development, technical support, sales and marketing functions. Internationally, we operate in Australia, England, Germany, India, Ireland, Japan and Singapore. We use these properties primarily for research and development, technical design, technical support and sales functions.

The table below is a summary of the facilities we owned and leased at March 31, 2008:

                           United States       Other Countries        Total
                          ---------------      ---------------      ----------
                                               (in square feet)
Owned Facilities                 104,000  (a)              --         104,000
Leased Facilities                302,000  (b)          56,000  (c)    358,000
                          ---------------      ---------------      ----------
    Total Facilities             406,000               56,000         462,000
                          ===============      ===============      ==========

________________________

(a)Approximately 30,000 square feet are available for lease.

(b) There are subleases on a portion of these facilities of approximately 158,000 square feet and approximately 43,000 square feet are available for lease.

(c) Approximately 7,000 square feet are available for sublease.

We do not separately track our major facilities by segments nor are the segments evaluated under the criteria. Substantially all of the properties are used at least in part by each of our segments and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

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

In connection with our acquisitions of Snap Appliance Inc., Eurologic Systems Group Limited, or Eurologic, Elipsan Limited, or Elipsan, and Platys Communications, Inc., or Platys, portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back, which we refer to as the Holdbacks, for unknown liabilities that may have existed as of the acquisition dates. As of March 31, 2008, the Eurologic Holdback balance was $1.5 million for previously asserted claims. In fiscal 2007, we resolved all outstanding claims against the Snap Appliance Holdback and the Platys Holdback. The Elipsan Holdback of $2.0 million and a portion of the Snap Appliance Holdback were paid in fiscal 2006.

For an additional discussion of certain risks associated with legal proceedings, see "Risk Factors" in Item 1A of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol "ADPT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market. The market price of our common stock has been volatile. See "Risk Factors" in Item 1A of this report.

                          Fiscal 2007           Fiscal 2007
                      --------------------  --------------------
                        High        Low       High        Low
                      ---------  ---------  ---------  ---------
First quarter        $    4.17  $    3.60  $    5.90  $    4.08
Second quarter            3.93       3.23       4.66       3.80
Third quarter             3.95       3.15       4.79       4.22
Fourth quarter            3.42       2.34       4.75       3.45

As of May 30, 2008, there were approximately 583 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. It is presently our policy to reinvest earnings for our business.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph assumes that $100 was invested on March 31, 2003 and its relative performance was tracked through March 31, 2008 in our common stock and in each index, and that all dividends were reinvested. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor. Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report or future filings made by us under those statutes, the stock price performance graph is not considered "soliciting material," is not deemed "filed" with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08

Adaptec, Inc.	100.00	145.27	79.44	91.71	64.18	48.76
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
NASDAQ Computer & Data Processing	100.00	124.00	134.00	156.97	171.51	164.93

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

                                                                               Years Ended March 31,
                                                       ---------------------------------------------------------------
                                                       2008(2)(3)   2007(2)(4)   2006(2)(5)   2005(2)(6)   2004(2)(7)
                                                       -----------  -----------  -----------  -----------  -----------
                                                                  (in thousands, except per share amounts)
Consolidated Statements of Operations Data:
    Net revenues(1)                                   $   167,400  $   255,208  $   344,142  $   402,516  $   395,688
    Cost of revenues(1)                                   104,927      173,974      230,249      240,314      209,268
                                                       -----------  -----------  -----------  -----------  -----------
    Gross profit                                           62,473       81,234      113,893      162,202      186,420
                                                       -----------  -----------  -----------  -----------  -----------
    Total operating expenses(1)                           102,950      142,305      262,424      244,202      196,014
    Income (loss) from continuing operations              (10,094)      24,846     (135,832)    (129,645)      78,207
    Loss from discontinued operations,
      net of taxes                                             --         (546)     (22,410)     (15,461)     (15,300)
    Income from disposal of discontinued operations,
      net of taxes                                            479        6,543        9,810           --           --
    Net income (loss)                                 $    (9,615) $    30,843  $  (148,432) $  (145,106) $    62,907
Net Income (Loss) Per Share Data:
    Basic:
        Continuing operations                         $     (0.09) $      0.21  $     (1.20) $     (1.17) $      0.72
        Discontinued operations                       $      0.00  $      0.05  $     (0.11) $     (0.14) $     (0.14)
        Net income (loss)                             $     (0.08) $      0.26  $     (1.31) $     (1.31) $      0.58
    Diluted:
        Continuing operations                         $     (0.09) $      0.20  $     (1.20) $     (1.17) $      0.65
        Discontinued operations                       $      0.00  $      0.04  $     (0.11) $     (0.14) $     (0.12)
        Net income (loss)                             $     (0.08) $      0.25  $     (1.31) $     (1.31) $      0.53
    Shares used in computing net income (loss) per share:
        Basic                                             118,613      116,602      113,405      110,798      108,656
        Diluted                                           118,613      136,690      113,405      110,798      128,807

                                                                                  March 31,
                                                       ---------------------------------------------------------------
                                                       2008(2)(3)   2007(2)(4)   2006(2)(5)   2005(2)(6)   2004(2)(7)
                                                       -----------  -----------  -----------  -----------  -----------
                                                                               (in thousands)
Consolidated Balance Sheets Data:
    Cash, cash equivalents and marketable securities  $   626,216  $   572,423  $   556,552  $   526,556  $   663,854
    Restricted cash and marketable securities               1,670        3,244        4,749        6,381        9,161
    Net assets of discontinued operations                      --           --           --       55,774           --
    Total assets                                          700,087      715,402      737,399      963,506    1,051,104
    Long-term liabilities                                  19,231      228,009      229,349      263,664      263,852
    Stockholders' equity                                  424,096      422,158      369,445      510,323      644,891
    Working capital                                       424,663      616,033      522,039      507,122      715,228

________________________

Notes:

  (1) Prior period consolidated financial statements have been reclassified to the current period presentation. The reclassifications for discontinued operations had no impact on net income (loss), total assets or total stockholders' equity.

  The following actions affect the comparability of the data for the periods presented in the above table:

  (2) We completed a total of five acquisitions in fiscal years 2005 and 2004 and recorded write-offs of acquired in-process technologies for the Snap Appliance and Elipsan acquisitions of $2.2 million and $4.0 million in fiscal 2005 and 2004, respectively. We recorded restructuring charges in fiscal years 2008, 2007, 2006, 2005 and 2004 (see Note 10 to the Consolidated Financial Statements) of $6.3 million, $3.7 million, $10.4 million, $5.9 million and $4.3 million, respectively.

  (3) In fiscal 2008, we (i) recorded a gain of $6.7 million on the sale of certain properties (see Note 11 to the Consolidated Financial Statements), (ii) recorded stock-based compensation in accordance with SFAS No. 123(R) of $6.6 million (see Note 8 to the Consolidated Financial Statements), (iii) realized a gain of $1.6 million on the sale of a marketable debt security in a foreign entity that was obtained as part of a fiscal 2004 acquisition, (iv) wrote down intangible assets (see Note 5 to the Consolidated Financial Statements) by $2.4 million, (v) recorded income from the disposal of discontinued operations (see Note 2 to the Consolidated Financial Statements) of $0.5 million and (vi) recorded a tax benefit of $2.7 million.

  (4) In fiscal 2007, we (i) recorded an impairment charge of $13.2 million related to the Snap server portion of our systems business (see Note 5 to the Consolidated Financial Statements), (ii) recorded stock-based compensation in accordance with SFAS No. 123(R) of $8.5 million (see Note 8 to the Consolidated Financial Statements), (iii) recorded a write-down of a minority investment of $0.9 million (see Note 11 to the Consolidated Financial Statements), and (iv) received a discrete tax benefit of $60.2 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, which included the resolution of our fiscal 1997 U.S. Tax Court Litigation settlement for our fiscal 2002 and fiscal 2003 IRS audit cycles.

  (5) In fiscal 2006, we recorded (i) an impairment charge of $90.6 million to write-off goodwill (see Note 5 to the Consolidated Financial Statements), (ii) an impairment charge of $10.0 million to write-down the systems business' long-lived assets to fair value (see Note 2 to the Consolidated Financial Statements), (iii) a loss on disposal of assets of $1.6 million (see Note 11 to the Consolidated Financial Statements), and (iv) a gain of $12.1 million on the sale of the OEM block-based systems business (see Note 2 to the Consolidated Financial Statements).

  (6) In fiscal 2005, we (i) recorded an impairment charge of $52.3 million to reduce goodwill related to our former Channel segment, (ii) recorded a gain of $2.8 million on the sale of certain properties, (iii) recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively, (iv) made a payment of $1.7 million to NSE in the form of a license fee, (v) received a tax benefit from the settlement of disputes with the United States taxing authorities, (vi) incurred $17.6 million in tax expense and a $4.5 million loss on marketable securities associated with the repatriation of $360.6 million in cash from our Singapore subsidiary and (vii) recorded a valuation allowance for deferred tax assets of $67.9 million.

  (7) In fiscal 2004, we recorded (i) a gain of $49.3 million related to the settlement with the former president of Distributed Processing Technology Corporation, or DPT, (ii) a reduction in the deferred tax asset valuation allowance of $21.6 million, (iii) a $6.0 million impairment charge, and (iv) a reduction of previously accrued tax related liabilities of $6.3 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." This section contains a number of forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our SATA products sold to our OEM customers, the possibility that we might enter into strategic alliances, partnerships or acquisitions in order to scale our business, the expected impact on our future revenues and the timing of such impact, of our failure to receive design wins for the next generation serial products from a significant customer, the amount by which we expect to reduce our annual operating expenses due to our fiscal 2008 restructuring plans and our expected capital expenditures and liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Basis of Presentation

We decided to retain the Snap Server portion of our systems business and terminated our efforts to sell this business, effective at the end of the first quarter of fiscal 2007. Accordingly, we reclassified the financial statements and related disclosures for all periods presented to reflect (1) the Snap Server portion of the systems business back to continuing operations and (2) the IBM i/p Series RAID business, sold to IBM in September 2005, and the OEM block-based portion of the systems business, sold to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, in January 2006, as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity.

In addition, we revised our internal reporting structure in the first quarter of fiscal 2008 by including the remaining SCSI products from our previous DSG segment into our DPS segment as we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. The remainder of the DSG segment was included in the "Other" category, as it represents a reconciling item to our consolidated results of operations. We decided not to invest further in our DSG segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. Our DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. We also identified a new segment, SSG, in the first quarter of fiscal 2007 as a result of retaining the Snap Server portion of the systems business. Our SSG segment provides Snap Server storage systems for storage and protection of file (NAS) and block (iSCSI) data, as well as related backup, replication, snapshot, and management software. We sell these products to end users through our network of distribution partners, solution providers, e-tailers and VARs.

We also implemented two restructuring plans in fiscal 2008: (1) in the first quarter, by eliminating duplicative resources to reduce our operating expenses due to a declining revenue base and (2) beginning in the second quarter, by reducing our workforce by approximately 20% in an effort to better align our cost structure with our anticipated revenue stream and to improve our results of operations and cash flows.

Overview

In fiscal 2008, our net revenues decreased 34% as compared to fiscal 2007 primarily due to the declining revenue base of our parallel products. Our net revenues were further impacted by our inability to obtain design wins from our OEM customers, primarily for our next generation serial products. We expect revenues from our parallel products to continue to decline in fiscal 2009. Our gross margins in fiscal 2008 improved to 37% compared to 32% in fiscal 2007 primarily due to favorable pricing negotiations with our suppliers, efficiencies gained with our contract manufacturer and improved standard product contributions, which was a result of our continued focus on improving product component costs. This was partially offset by certain manufacturing-related costs that are relatively fixed being spread over a smaller revenue base. Operating expenses decreased in fiscal 2008 as compared to fiscal 2007 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters combined with additional attrition in our workforce.

Our future revenue growth in our DPS segment is largely dependent on the success of our new products addressing unified serial technologies and growing our market share in the channel. We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in obtaining designs wins from these customers. We have evaluated this portion of our business, and we are no longer pursuing future business from large OEM customers with our current product portfolio, as we believe the future growth opportunities for our current products are limited. As a result, we expect the revenues obtained from large OEM customers to decline significantly in future periods. Since the growth of our new generation of serial products is not keeping pace with the decline in revenues from our parallel products and from our OEM customers, we may seek growth opportunities in this market beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business. This includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. Our future revenue growth in our SSG segment remains largely dependent on the successful development and marketing of new products and our ability to expand our presence in the reseller channel. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

Results of Operations

The following table sets forth the items in the Consolidated Statements of Operations as a percentage of revenues:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
Net revenues                                                              100%         100%         100%
Cost of revenues                                                           63            68            67
                                                                  ------------  ------------  ------------
Gross profit                                                               37            32            33
                                                                  ------------  ------------  ------------
Operating expenses:
Research and development                                                   24            22            20
Selling, marketing and administrative                                      34            24            21
Amortization of acquisition-related intangible assets                       2             2             3
Restructuring charges                                                       3             2             3
Goodwill impairment                                                        --            --            26
Other charges (gains)                                                      (2)            6             3
                                                                  ------------  ------------  ------------
Total operating expenses                                                   61            56            76
                                                                  ------------  ------------  ------------
Loss from continuing operations                                           (24)          (24)          (43)
Interest and other income                                                  18            10             5
Interest expense                                                           (2)           (1)           (1)
                                                                  ------------  ------------  ------------
Loss from continuing operations before income taxes                        (8)          (15)          (39)
Benefit from income taxes                                                  (2)          (25)           --
                                                                  ------------  ------------  ------------
Income (loss) from continuing operations                                   (6)           10           (39)
                                                                  ------------  ------------  ------------
Discontinued operations, net of taxes:
Income (loss) from discontinued operations, net of taxes                   --            --            (7)
Income from disposal of discontinued operations, net of taxes                0            2             3
                                                                  ------------  ------------  ------------
Income (loss) from discontinued operations, net of taxes                     0            2            (4)
                                                                  ------------  ------------  ------------
Net income (loss)                                                          (6)%          12%         (43)%
                                                                  ============  ============  ============

________________________

Net Revenues

The following table sets forth our net revenues by segment:

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
DPS                                                $       145.1        (32)% $   214.5        (24)% $   283.1
SSG                                                         22.3        (20)%      28.1        (17)%      33.9
OTHER                                                         --       (100)%      12.6        (53)%      27.1
                                                     ------------              ---------              ---------
Total Net Revenues                                 $       167.4        (34)% $   255.2        (26)% $   344.1
                                                     ============              =========              =========

Fiscal 2008 compared to Fiscal 2007

Net revenues from our DPS segment decreased by $69.4 million in fiscal 2008 compared to fiscal 2007, primarily due to a decline in sales of our parallel SCSI products of $52.3 million and a decline in our other parallel products of $26.2 million and, to a lesser extent, a decline of $18.3 million in sales of our legacy SATA products sold primarily to OEM customers. This was partially offset by an increase in sales of our unified serial products of $27.8 million. The decline in sales volumes of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. We expect net revenues for our parallel SCSI products to continue to decline. In addition, we expect net revenues for our SATA products sold to our OEM customers to continue to decline, as certain of our customers have moved to other suppliers to obtain next -generation SATA technologies. We also expect a significant negative impact on our net revenues from our unified serial products in future quarters as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

Net revenues from our SSG segment decreased by $5.8 million in fiscal 2008 compared to fiscal 2007 primarily due to a decline in unit sales of our server products. Although we launched new storage server products in the second quarter of fiscal 2008, the sales of our storage server products were negatively impacted by competitive market conditions and reductions to our inventory levels from our channel partners.

Fiscal 2007 compared to Fiscal 2006

Net revenues from our DPS segment decreased by $66.3 million in fiscal 2007 as compared to fiscal 2006, reflecting a 37% decline in sales volumes of our parallel SCSI products, which was partially offset by a 34% increase in sales of our serial products. The decline in sales volumes of our SCSI products was primarily attributable to the transition from parallel to serial products, in which we have a lower market share, and a continuing shift to lower-priced SATA solutions, in which there is a more competitive market. Sales of our parallel SCSI products represented 61% of the total DPS sales in fiscal 2007 compared to 74% in fiscal 2006, while sales of our serial products represented 36% of the total DPS sales in fiscal 2007 compared to 20% in fiscal 2006. The DPS segment was also negatively impacted in fiscal 2007 due to a decline in sales volumes for our SATA solution products sold to our OEM customers, as the products are reaching the end of their life cycles. The DPS segment performance was also hindered during fiscal 2007 due to supply issues that resulted from the transition of our manufacturing operations to Sanmina-SCI in January 2006. Sanmina-SCI experienced material shortages and was challenged with systems' transitions that impacted its ability to meet delivery commitments on a consistent basis, which consequently prevented us from completing certain product shipments during the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of these challenges in the first quarter of fiscal 2007.

Net revenues from our SSG segment decreased by $5.9 million in fiscal 2007 as compared to fiscal 2006 primarily as a result of our reduced sales and marketing activities while the Snap Server portion of our systems business was available for sale, combined with customer concerns over the future of this product line.

Net revenues from our Other category decreased by $16.7 million in fiscal 2007 as compared to fiscal 2006 primarily due to the decline in sales volumes of our digital media products of $9.8 million and our FireWire/1394 and SCSI-based desktop computer products of $5.1 million. The decline in sales volumes of our digital media products was primarily attributable to the decline of sales of our dual tuner products to a specific customer.

Geographical Revenues and Customer Concentration

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
United States                                                    $     73,182  $    115,064  $    139,335
Singapore                                                                  --        91,562       204,807
Ireland                                                                94,218        48,582            --
                                                                  ------------  ------------  ------------
    Net revenues                                                 $    167,400  $    255,208  $    344,142
                                                                  ============  ============  ============

Our combined international revenues increased as a percentage of total revenues to 58% in fiscal 2008 from 56% in fiscal 2007. The increase was primarily due to the release of new SATA and SAS products in the third quarter of fiscal 2008 for which the European markets had a more rapid adoption rate.

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

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In fiscal 2008, IBM and Ingram Micro accounted for 34% and 11% of our total net revenues, respectively. In fiscal 2007, IBM and Dell accounted for 34% and 13% of our total net revenues, respectively. In fiscal 2006, IBM and Dell accounted for 28% and 15% of our total net revenues, respectively.

Gross Margin

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Gross Profit                                       $        62.5        (23)% $    81.2        (29)%     113.9
Gross Margin                                                  37%                   32%                   33%

The improvement in gross margins in fiscal 2008 compared to fiscal 2007 was due to improved standard product contributions as a result of our continued focus on product component costs, including the impact of favorable pricing negotiations with our suppliers and efficiencies gained with our contract manufacturer. We also experienced favorable product mix, primarily driven by an increase in channel versus OEM revenue in our DPS segment. Our inventory-related charges also decreased by $5.8 million in fiscal 2008 compared to fiscal 2007. This was partially offset by certain operational costs that are relatively fixed being spread over a smaller revenue base.

The decline in gross margins in fiscal 2007 compared to fiscal 2006 was primarily due to changes in our product mix from higher margin parallel SCSI products to lower margin serial products. In addition, in fiscal 2007, our inventory-related charges as compared to fiscal 2006 were higher by $2.3 million, primarily due to a significant decline in our net revenues in the third quarter of fiscal 2007 from our OEM customers, compared to our original projections, and to the transition of our products to comply with the RoHS Directive. Due to the $88.9 million decline in our net revenues from fiscal 2006 to fiscal 2007, this increase in inventory- related charges had a more significant impact on our gross margins than it would have in fiscal 2006. This was partially offset by changes in our customer mix, which included a shift in net revenues by 3% from our OEM to our channel customers, with channel customers usually having higher average margins. Cost of sales for fiscal 2007 also included $0.6 million of stock-based compensation charges related to the adoption of SFAS No. 123(R), while fiscal 2006 had no such charges.

Research and Development Expense

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Research and Development                           $        39.8        (30)% $    56.6        (17)% $    68.2

 Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and SAS. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs.

The decrease in research and development expense in fiscal 2008 compared to fiscal 2007 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal years 2007 and 2008 combined with additional attrition in our workforce. This resulted in a 25% decrease in our average headcount for employees engaged in research and development. We also decreased our infrastructure spending, had fewer engineering projects outstanding and had lower stock-based compensation expense of $2.6 million in fiscal 2008 compared to $3.8 million in fiscal 2007 primarily as a result of the decrease in headcount.

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

Selling, Marketing and Administrative Expense

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Selling, Marketing
and Administrative                                 $        57.4         (6)% $    61.3        (15)% $    72.4

As our selling, marketing and administrative expense consists primarily of salaries, including commissions, our expense fluctuates based on changes to our revenue levels.

The decrease in selling, marketing and administrative expense in fiscal 2008 compared to fiscal 2007 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal years 2007 and 2008, which resulted in a 18% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. In addition, we had lower stock-based compensation expense of $0.5 million in fiscal 2008 compared to fiscal 2007 primarily due to the reduction in headcount.

The decrease in selling, marketing and administrative expense in fiscal 2007 as compared to fiscal 2006 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2006 and the first half of fiscal 2007, and $1.2 million of compensation expense recorded in the first quarter of fiscal 2006 for retirement costs related to our former Chief Executive Officer. This was partially offset by increased spending in marketing and selling activities of $2.7 million related to increased investment in our SSG segment. In addition, selling, marketing and administrative expense for fiscal 2007 included $4.1 million of stock-based compensation charges related to the adoption of SFAS No. 123(R), while fiscal 2006 had no such charges. Overall headcount decreased by 28% in fiscal 2007 compared to fiscal 2006 for employees engaged in selling, marketing and administrative functions.

Amortization of Acquisition-Related Intangible Assets

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Amortization of Acquisition-
Related Intangible Assets                          $         2.9        (52)% $     6.0        (35)% $     9.2

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

The decrease in amortization of acquisition-related intangible assets in fiscal 2008 compared to fiscal 2007 was primarily due to intangible assets that became fully amortized in fiscal 2007 associated with our acquisitions of the IBM i/p Series RAID Business and Eurologic Systems Group Limited. During the fourth quarter of fiscal 2008, we recorded an impairment charge within "Other charges (gains)" for $2.4 million to write down these assets to zero due to a revision in our forecasts during that quarter that resulted in expected negative long-term cash flows from these assets for the first time. As a result of this charge, there will be no future amortization of intangible assets related to these acquisitions.

The decrease in amortization of acquisition-related intangible assets in fiscal 2007 compared to fiscal 2006 was primarily due to lower amortization of $1.8 million related to Snap Appliance intangible assets which were written down through "Other charges (gains)" in March and June 2006, intangible assets that became fully amortized in August 2005 associated with our acquisition of Platys of $1.3 million and certain intangible assets that became fully amortized in fiscal 2006 associated with our acquisition of ICP vortex Computersysteme GmbH of $1.0 million. This was partially offset by increased amortization of intangible assets that were retained after the disposition of the IBM i/p Series RAID business, in September 2005 by $0.9 million as we reduced the remaining useful lives of these assets.

Restructuring Charges

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Restructuring Charges                              $         6.3         69% $     3.7        (64)% $    10.4

During fiscal years 2008, 2007 and 2006, we implemented several restructuring plans which included reductions of our workforce and consolidation of operations. We recorded restructuring charges of $6.3 million, $3.7 million and $10.4 million in fiscal 2008, 2007 and 2006, respectively. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.3) million in adjustments related to prior fiscal years' restructuring plans, as actual results were lower than anticipated.

The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For further discussion of our restructuring plans, please refer to Note 10 to the Consolidated Financial Statements.

Fiscal 2008 Restructuring Plans

We recorded restructuring charges of $6.7 million for plans implemented in fiscal year 2008. Of these charges, $5.4 million related to severance and benefits for employee reductions worldwide and $1.3 million related to vacating redundant facilities and contract termination costs.

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure our operations to reduce our operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million related to severance and benefits for employee reductions.

In the second quarter of fiscal 2008, we initiated additional actions in an effort to better align cost structure with our anticipated OEM revenue stream and to improve our results of operations and cash flows. The total cost we incurred for this restructuring plan was $5.2 million, of which approximately $3.5 million was recorded in the second quarter of fiscal 2008, $0.9 million in the third quarter of fiscal 2008 and $0.8 million in the fourth quarter of fiscal 2008

By the end of the second quarter of fiscal 2008, we began to reduce our annual operating expenses by approximately $4.7 million as a result of our first quarter of fiscal 2008 restructuring plan. Approximately 30%, 6% and 64% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense, sales and marketing, and administrative expense, respectively. For our second quarter of fiscal 2008 restructuring plan, we expect to reduce our annual operating expenses by approximately $12.6 million beginning in the fourth quarter of fiscal 2008. Approximately 2%, 65% and 33% of the restructuring cost savings are expected to be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Fiscal 2007 Restructuring Plans

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure our operations by simplifying our infrastructure. These restructuring plans eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce our cost structure, which resulted in a charge of $3.9 million in fiscal 2007. In addition, we recorded minimal provision adjustments in fiscal 2007 related to asset impairments, which were partially offset by a reduction for benefits as actual results were lower than anticipated. During fiscal 2008, we recorded adjustments to the fiscal 2007 restructuring plan accrual of $(0.2) million related to the reduction of benefits, as actual results were lower than anticipated. As of March 31, 2008, we had utilized all of these charges and the plans are now complete.

Fiscal 2006 Restructuring Plans

In the third and fourth quarters of fiscal 2006, management approved and initiated plans to restructure operations by simplifying our infrastructure. The restructuring plans eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce our cost structure, and sale of our Singapore manufacturing facility. This resulted in a restructuring charge of $9.8 million, of which $9.1 million related to the involuntary termination of employees in all functions of the organization and $0.7 million related to the estimated loss on our facilities in fiscal 2006. In addition, we recorded minimal provision adjustments in fiscal 2007, as actual results for severance and benefits were lower than anticipated. In fiscal 2008, we recorded adjustments to the fiscal 2006 restructuring plan accrual of $(0.1) million, as actual results for severance and benefits and vacating redundant facilities were lower than anticipated. As of March 31, 2008, we had utilized all of these charges and the plans are now complete.

In addition, we recorded provision adjustments related to our prior fiscal years 2005, 2004, 2003, 2002 and 2001 restructuring plan accruals, and Snap Appliance Acquisition-Related Restructuring Plan accrual (see Note 10 to the Consolidated Financial Statements) in fiscal years 2008, 2007 and 2006 for $(0.3) million, $(0.2) million and $1.0 million, respectively. In fiscal years 2008 and 2007, the provision adjustments primarily related to the reduction of lease costs related to the estimated loss on our facilities and a reduction of benefits as actual results were lower than anticipated. In fiscal 2006, the provision adjustments primarily related to additional lease costs related to the estimated loss on our facilities that we sublease, which was partially offset by the reduction of benefits as actual results were lower than anticipated.

Goodwill Impairment

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Goodwill Impairment                                $          --         -- % $      --       (100)% $    90.6

Goodwill is not amortized, but instead is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

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

Other Charges (Gains)

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Impairment of assets related to
portion of systems business                        $         2.4        (82)% $    13.2         32% $    10.0
Impairment of investments                                    0.1        (88)%       0.9        100%        --
Charge (credit) related to
manufacturing agreement                                       --        100%      (0.1)        n/a%       1.6
Gain on sale of buildings                                   (6.7)        n/a%        --         -- %        --
Other                                                        0.8         11%       0.7        100%        --
                                                     ------------              ---------              ---------
Total Other Charges (Gains)                        $        (3.4)       123% $    14.7         27% $    11.6
                                                     ============              =========              =========

Other charges (gains) primarily consisted of asset impairment charges related to certain properties or assets and a minority investment. Other charges (gains) also included a gain from the sale of long-lived assets.

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

We recorded a gain of $6.7 million related to the sale of certain properties, an impairment of $2.4 million to write down the SSG intangible assets related to the Elipsan and Snap Appliance acquisitions to zero due to a revision in our forecasts that resulted in expected negative long-term cash flows for the first time and a charge of $0.8 million related to third-party service costs associated to an acquisition that we did not complete. See Note 10 to the Consolidated Financial Statements

Impairment of Minority Investment

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

Manufacturing Agreement

On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina- SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, we sold certain manufacturing assets, buildings and improvements and inventory located in Singapore, with respect to printed circuit board assemblies and storage system manufacturing operations, to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million), resulting in a loss on disposal of assets of $1.6 million that was recorded in fiscal 2006 in "Other charges (gains)" in the Consolidated Statements of Operations.

Sale of Buildings

In fiscal 2004, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. In May 2007, we completed the sale of certain of these properties with proceeds aggregating $19.9 million, which exceeded our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in fiscal 2008 to "Other charges (gains)" in the Consolidated Statements of Operations.

 Interest and Other Income, Net

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Interest Income                                    $        28.7         18% $    24.4         44% $    16.9
Loss on Extinguishment of Debt, Net                           --         -- %        --        100%      (0.1)
Realized Currency Transaction Gains (Losses)                 2.6        165%       0.9         n/a%      (0.3)
Other                                                        0.1        (58)%       0.3        (74)%       1.1
                                                     ------------ ----------   --------- ----------   ---------
Total Interest and Other Income, Net               $        31.3         22% $    25.6         45% $    17.6
                                                     ============              =========              =========

Interest income, net, reflects interest earned on cash and cash equivalents and marketable securities balances. Other income, net, primarily includes recorded gains and losses on strategic investments as well as gains and losses on foreign currency transactions and dispositions of property and equipment.

For the fiscal year ended March 31, 2008 as compared to fiscal 2007, the increase in interest and other income, net, was primarily due to higher market interest rates on marketable securities. In addition, in fiscal 2008, we realized a gain of $1.6 million on the sale of a marketable debt security that was obtained as part of a fiscal 2004 acquisition. Furthermore, there were increases in the realized foreign currency transaction gains in fiscal 2008 compared to fiscal 2007 primarily related to a stronger Euro compared to the United States dollar combined with balances we hold in our European foreign entities whose functional currency is the United States dollar.

The increase in interest and other income in fiscal 2007 as compared to fiscal 2006 was primarily due to higher interest rates, which resulted in additional income earned on our cash, cash equivalents and marketable securities and net gains from foreign currency fluctuations, primarily related to the Euro.

Interest Expense

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Interest Expense                                   $        (3.6)         7% $    (3.4)         3% $    (3.3)

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes, and our 3% Notes, issued in December 2003 and March 2002, respectively. Interest expense remained relatively flat for fiscal 2008 compared to fiscal 2007 as well as for fiscal 2007 compared to fiscal 2006.

 Income Taxes

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Provision For (Benefit From)
Income Taxes                                       $        (2.7)       (96)% $   (63.7)        n/a% $     1.6

For fiscal 2008 and 2007, we recorded income tax benefits of $2.7 million and $63.7 million on pre-tax losses from continuing operations of $12.8 million and $38.9 million, respectively. For fiscal 2006, we recorded an income tax provision of $1.6 million on a pre-tax loss from continuing operations of $134.2 million. Our effective tax rates include foreign losses in jurisdictions where no tax benefit is derived, foreign taxes in jurisdictions where tax rates differ from U.S. tax rates, changes in the valuation allowance on deferred tax assets, certain state minimum taxes and discrete tax benefits associated with settling certain tax disputes with the United States and Singapore taxing authorities.

We had a valuation allowance for deferred tax assets of $44.6 million at March 31, 2008, as we determined that it was more likely than not that substantially all of our U.S. deferred tax assets will not be realized. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis.

On October 22, 2004, the American Jobs Creation Act of 2004, which we refer to as the Act, was signed into law. The Act created a temporary incentive for U.S. companies to repatriate accumulated foreign earnings subject to certain limitations by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The one-time deduction was allowed to the extent that the repatriated amounts were used to fund a qualified Domestic Reinvestment Plan, as required by the Act. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities.

As of March 31, 2008, we had provided for U.S. deferred income taxes or foreign withholding taxes on our remaining undistributed earnings of $221.1 million since these earnings are not intended to be reinvested indefinitely. The additional U.S. deferred income taxes and foreign withholding taxes were offset by decreases in our valuation allowance due to a change in our assumptions. The net effect was immaterial to our results of operations and our provision for taxes.

Income (Loss) From Discontinued Operations, Net of Taxes

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Income (Loss) From Discontinued
Operations, Net of Taxes                           $         0.5        (93)% $     6.0         n/a  $   (12.6)

The decrease in discontinued operations in fiscal 2008 compared to fiscal 2007 was primarily driven by the receipt of royalty revenues under the terms of the nonexclusive license agreement from the disposal of the IBM i/p Series RAID Business, which royalty payments ceased in March 2007. The change in discontinued operations in fiscal 2007 compared to fiscal 2006 was primarily driven by continued proceeds from the disposal of the IBM i/p Series RAID business on September 30, 2005 and the divestiture of the OEM block-based systems business on January 31, 2006. The contribution from discontinued operations in fiscal 2007 was primarily related to residual royalty revenue from the sale of the IBM i/p Series RAID business, which was partially offset by an additional estimated loss due to our inability to sublease our facility associated with the IBM i/p Series RAID business. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record additional losses in discontinued operations in the future. In addition, discontinued operations in fiscal 2007 included inventory adjustments related to the divestiture of the OEM block-based systems business.

Liquidity and Capital Resources

Key Components of Cash Flow

Working Capital: As of March 31, 2008, we reclassified the 3/4% Notes of $225.3 million from long-term liabilities to short-term liabilities, as we believe the holders of these 3/4% Notes will exercise their put option in December 2008. The reclass of the 3/4% Notes was the primary reason for the decrease in working capital of $191.4 million to $424.7 million for March 31, 2008 compared to $616.0 million for March 31, 2007. Without the reclassification of the 3/4% Notes, working capital would have improved by $34.0 million, primarily driven by an increase in cash and cash equivalents, combined with marketable securities, of $538 million, offset by the other changes in current assets and current liabilities.

Working capital increased by $93.9 million to $616.0 million as of March 31, 2007 from $522.0 million as of March 31, 2006. The increase in working capital was attributable to an increase of other assets of $6.9 million, an increase in assets held for sale of $12.5 million, an increase in marketable securities of $51.3 million, a decrease of $35.4 million related to cash equivalents combined with a decrease of accounts payable of $12.1 million and a decrease of $50.6 million in accrued liabilities.

Operating activities: Operating cash activities consist of income (loss) from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of the non-cash effect of tax settlement, impairment charges, gain on sale of long-lived assets, depreciation and amortization of intangible assets, property and equipment, marketable securities and stock-based compensation expense recognized in accordance with SFAS No. 123(R). As of March 31, 2008, we had cash, cash equivalents, marketable securities and restricted marketable securities of $627.9 million and net accounts receivable of $23.2 million.

Net cash provided by operating activities totaled $22.8 million in fiscal 2008, resulting primarily from a net loss of $10.1 million, and non-cash adjustments for depreciation and amortization expense of $8.2 million, stock-based compensation expense of $6.6 million, inventory related charges of $6.9 million, and ($6.7) million of gain on assets.

During fiscal 2008 accounts receivable decreased by $10.9 million, primarily due to lower revenue levels and improved collection efforts, inventory decreased by $10.1 million, primarily driven by lower revenue levels and improved efficiencies in our inventory management, primarily with our contract manufacturer, and accounts payable decreased by $15.8 million due to the lower revenue and inventory levels

Net cash provided by operating activities in fiscal 2007 improved to $14.8 million compared to cash used in operating activities of $7.1 million in fiscal 2006 primarily due to the fact that we recorded a loss from continuing operations, net of taxes, of $135.8 million in fiscal 2006, compared to a recorded income from continuing operations, net of taxes, of $24.8 million in fiscal 2007. The net cash provided by operating activities improved for fiscal 2007 primarily due to changes in depreciation and amortization of intangible assets, property and equipment and marketable securities of $17.3 million, an impairment charge of intangible assets of $13.2 million, inventory- related charges of $12.9 million, stock-based compensation related to the adoption of SFAS No. 123(R) of $8.5 million and impairment of a minority investment of $0.9 million. Additional factors included the non-cash effect of tax settlement of $60.2 million and changes to working capital assets and liabilities that decreased cash provided by operating activities by $10.7 million, of which $11.4 million was due to a reduction in accounts payable, and cash provided by operating activities of discontinued operations of $7.2 million.

Investing activities: Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net proceeds from the sale of businesses and long-lived assets, and purchases of property and equipment. Net cash provided by investing activities was $115.1 million in fiscal 2008 compared to cash used in investing activities of $49.1 million in fiscal 2007. The increase was primarily due to proceeds received from the sale of long- lived assets of $19.9 million and a decrease in purchases of marketable securities of $181.3 million, as we are currently managing our cash through interest-bearing accounts. This was partially offset by a decrease in sales and maturities of marketable securities of $278.1 million.

Cash used in investing activities was $49.1 million and $287.3 million in fiscal years 2007 and 2006, respectively. Cash used in investing activities in fiscal 2007 was primarily due to purchases of restricted marketable securities and marketable securities, net of sales and maturities, of $43.9 million and purchases of property and equipment of $3.7 million. Cash used in investing activities in fiscal 2006 was primarily due to purchases of restricted marketable securities and marketable securities, net of sales and maturities, of $340.9 million and purchases of property and equipment of $7.1 million, partially offset by proceeds from the sale of the IBM i/p Series RAID and Systems businesses of $33.6 million and the sale of the Singapore manufacturing assets of $26.0 million.

Financing activities: Financing cash activities primarily consist of repurchases on long-term debt and employee stock option exercises. Net cash provided by financing activities was $3.2 million in fiscal 2008 compared to cash used in financing activities of $3.2 million in fiscal 2007. The increase was primarily due to the repurchase of our remaining outstanding 3% Notes for $10.6 million in fiscal 2007, offset by a decline in fiscal 2008 in stock option exercises, which was attributable to a large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock, a reduction in our headcount and a decline in purchases made under our 1986 Employee Stock Purchase Plan, which expired in April 2006.

Cash used in financing activities was $3.2 million and $14.9 million in fiscal years 2007 and 2006, respectively. The cash used in financing activities in fiscal years 2007 and 2006 was driven by the repurchase of our 3% Notes for $10.6 million and $24.3 million, respectively, offset by the issuance of common stock in connection with purchases made under our employee stock purchase plan and stock option exercises of $7.4 million and $9.4 million, respectively.

Liquidity, Capital Resources and Financial Condition

At March 31, 2008, we had $626.2 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $95.7 million was held by our Singapore and Cayman Licensing subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts are being used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. As of March 31, 2008, we have provided for U.S. deferred income taxes or foreign withholding taxes on the remaining undistributed earnings of $221.1 million since these earnings are not intended to be reinvested indefinitely. The additional U.S. deferred income taxes and foreign withholding taxes were offset by decreases in our valuation allowance, and the net effect was immaterial to our results of operations and our provision for taxes.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2008, the carrying value of such investments aggregated $1.6 million.

On March 31, 2008, we had a liability of $225.3 million of aggregate principal amount, plus a premium, related to our 3/4% Notes that are due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of its 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. We expect all of the holders of the 3/4% Notes to exercise their put option in December 2008 (See Note 7 for a detailed discussion of our debt and equity transactions). Our current investment strategy is consistent with our expectations that the holders of the 3/4% Notes will exercise their right to require us to repurchase the 3/4% Notes in December 2008.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of March 31, 2008, we had $1.6 million of restricted marketable securities, consisting of United States government securities, which were classified as short-term, that served as such collateral.

We expect capital expenditures of between $1 million and $2 million during fiscal 2009, without taking into account any acquisitions.

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

We may enter into strategic alliances, partnerships or acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive strategic alliances, partnerships or acquisitions, we may be required to use a significant portion of our available cash balances.

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

The following table summarizes our contractual obligations at March 31, 2008.

Contractual Obligations (in thousands)                      Payments Due By Period
----------------------------------------  ----------------------------------------------------------
                                                         Less                                More
                                                         than                                than
                                            Total       1 year    1-3 years   3-5 years    5 years
                                          ----------  ----------  ----------  ----------  ----------
Long-Term Debt and Associated Interest (1$  226,238  $  226,238  $       --  $       --  $       --
Operating Leases                             12,876       5,012       6,533       1,331          --
Purchase Obligations (2)                     14,886      14,886          --          --          --
Other Long-Term Liabilities (3)                 810          --          --          --         810
                                          ----------  ----------  ----------  ----------  ----------
Total                                    $  254,810  $  246,136  $    6,533  $    1,331  $      810
                                          ==========  ==========  ==========  ==========  ==========

________________________

  (1) Long-term debt includes anticipated interest payments on our 3/4% Notes that are not recorded on our Consolidated Balance Sheets. As we expect all of the holders of the 3/4% Notes to exercise their put option in December 2008, which would require us to purchase all or a portion of their 3/4% Notes at a price equal to 100.25% of the face value of the 3/4% Notes to be purchased plus accrued and unpaid interest, any future repurchases would reduce anticipated interest and/or principal payments.

  (2) For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of March 31, 2008. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

  (3) Other long-term liabilities primarily consist of a defined benefit retirement plan at one of our foreign subsidiaries that we acquired in fiscal 2004. The liability is calculated in accordance with statutory government plans.

  (4) In addition to the amounts shown in the table above, $4.4 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48. The timing of any payments which could result from the unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated. We do not expect a significant tax payment related to the obligation to occur within the next 12 months.

Off Balance-Sheet Arrangements

In conjunction with the issuance of the 3/4% Notes in December 2003, we entered into a convertible bond hedge transaction with an affiliate of one of the original purchasers of the 3/4% Notes. The convertible bond hedge is designed to mitigate stock dilution from conversion of the 3/4% Notes. The convertible bond hedge has value if the average market price per share of our common stock upon exercise or expiration of the bond hedge is greater than $11.704 per share. Under the convertible bond hedge arrangement, the counterparty agreed to sell to us up to 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at our option either in cash or net shares and expires in December 2008. Settlement of the convertible bond hedge in net shares on the expiration date would result in us receiving a number of shares of our common stock with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the convertible bond hedge transaction, the amount of cash or net shares potentially received by us will depend upon then-existing overall market conditions, and on our stock price, the volatility of our stock and the amount of time remaining on the convertible bond hedge. The fair value of the 3/4% Notes as of March 31, 2008 was $216 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 1 to the Consolidated Financial Statements describes the significant accounting policies essential to our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Revenue Recognition: We recognize revenue from the majority of our product sales, including sales to OEMs, distributors and retailers, upon shipment from us, provided that title has passed, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales where software is essential to the functionality is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by our customer, the price is fixed or determinable and collectibility is reasonably assured. We consider the following basic criteria for evaluating revenue recognition on sales transactions: SAB No. 104, EITF No. 00-21, SOP No. 97-2, and SFAS No. 48, among other related interpretations. The application of the appropriate accounting principle to our revenue is dependent upon specific transactions or combinations of transactions. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

Our channel arrangements provide for certain product rotation rights. Additionally, we permit the return of products subject to certain conditions. We establish allowances for expected product returns in accordance with SFAS No. 48. We also establish allowances for rebate payments under certain marketing programs entered into by our channel partners. These allowances are recorded as direct reductions of revenue and accounts receivable. We make estimates of future returns and rebates based primarily on our past experience as well as the volume of products in the channel, trends in channel inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from our estimates, however, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make estimates of the collectibility of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer's ability to pay. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. The allowance for doubtful accounts was $519,000 and $258,000 as of March 31, 2007 and 2008, respectively.

Inventory:   Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that are not of salable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. To the extent our demand forecast for specific products is less than quantities of our product on hand and our non-cancelable orders, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. Additionally, if actual demand is higher than our demand forecast for specific products that have been fully reserved, our future margins may be higher.

Stock-based compensation: In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective method and began accounting for our stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair- value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

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

Income Taxes: On April 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 requires a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in our financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, our policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. In addition, upon the adoption of FIN 48, we continued to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets, tax credits, benefits, deductions and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to those uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in subsequent periods.

In the fiscal 2008, we experienced significant variances in the impact of specific rate items compared to prior years. The majority of the effective tax rate differences were driven by the overall decrease in our consolidated net loss from $28.7 million in fiscal 2007 to $12.1 in fiscal 2008. Other significant shifts include the impact of tax reserves, foreign losses not benefited, foreign income taxed at non-US rates, and distributions from subsidiaries.

We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of expected future income at March 31, 2008, the full valuation allowance against our net U.S. deferred tax assets totaled $44.6 million.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. Tax related assets and liabilities as of March 31, 2007 reflect settlements reached during the fiscal year, which generated a net tax benefit of $60.2 million in fiscal 2007 and $26.4 million in fiscal 2005. For a discussion of current tax matters, see Note 13 to the Consolidated Financial Statements.

Major Transactions

We are continually exploring strategic acquisitions to build upon our existing library of intellectual property and enhance our technological leadership in the markets in which we operate. Below is a discussion regarding the acquisitions and dispositions that were transacted during fiscal years 2008, 2007 and 2006.

Fiscal 2008

Dispositions

We recorded a net gain from discontinued operations of $0.5 million, net of taxes, during the fourth quarter of fiscal 2008, which related to the reduction of accrued liabilities associated with the sale of the IBM i/p Series RAID business and related royalties. Additionally during the fourth quarter of fiscal 2008, we recorded an impairment of $2.4 million to write down the SSG intangible assets related to the Elipsan and Snap Appliance acquisitions to zero due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time.

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

In addition, we reorganized our segments in the first quarter of fiscal 2007, identifying SSG as a new segment, in addition to our then existing DPS and DSG segments. Our SSG group provides Snap Server storage systems for storage and protection of both file (NAS) and block (iSCSI) data, as well as related backup, replication, snapshot, and management software. We sell these products to end users through our network of distribution partners, solution providers, e-tailers and VARs.

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

On September 30, 2005, we sold our IBM i/p Series RAID business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at our net book value of $0.8 million. We also granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM paid us royalties for the sale of our board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In fiscal years 2007 and 2006, we received royalties, net of taxes of $7.4 million and $4.6 million, respectively, which we recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. In addition, in fiscal 2007, we recorded an additional estimated loss, net of taxes, of $0.8 million related to our facility associated with the IBM i/p Series RAID business in "Income (loss) from disposal of discontinued operations, net of taxes" in our Consolidated Statements of Operations. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record additional losses in discontinued operations in the future. Through March 31, 2007, we had recognized a cumulative gain of $4.3 million on the disposal of the IBM i/p Series RAID business. In fiscal 2008, we recorded a net gain from discontinued operations of $0.5 million related to the reduction of accrued liabilities associated with the sale of the IBM i/p Series RAID business and related royalties.

On January 31, 2006, we signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of our OEM block-based systems business for $14.5 million, of which the final payment of $2.5 million was received in February 2008. In addition, Sanmina-SCI USA agreed to pay us contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of March 31, 2008, we believe that it is unlikely that revenue levels to earn this contingent consideration will be achieved. We recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2007, Sanmina-SCI exercised its put option to return any inventory not used within one year of the close of the transaction, which resulted in us charging $0.4 million to "Income (loss) from disposal of discontinued operations, net of taxes" in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, see "Recent Accounting Pronouncements" in "Note 1 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our investment portfolio and debt issuances. As of March 31, 2008, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $388.0 million (see Note 3 to the Consolidated Financial Statements) and included corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade as specified by our investment policy. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)." Due to the relatively short-term nature of our investment portfolio and the ability to liquidate the portfolio, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We have invested in technology companies through two venture capital funds. As of March 31, 2008, the carrying value of such investments aggregated $1.6 million (see Note 9 to the Consolidated Financial Statements). We monitor our equity investments on a periodic basis. In the event that the carrying value of our equity investments exceeds their fair value, and the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value.

Foreign Currency Risk

We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact on our results. For all three fiscal years presented there was an immaterial currency exchange impact from our intercompany transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. We do not believe that a 10% change in foreign currency exchange rates would have a significant impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

See the index appearing under Item 15(a)(1) on page 71 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2008 and 2007 and for each of the three years in the period ended March 31, 2008 and the Report of Independent Registered Public Accounting Firm.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10K.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The name and age of each of our directors and executive officers and their respective positions with Adaptec are set forth below. Additional biographical information concerning each of our directors and executive officers follows the table.

     Name of Directors                Age                          Principal Occupation
---------------------------         -------     ----------------------------------------------------------
Subramanian "Sundi" Sundaresh         52        President, Chief Executive Officera and Director

Mary L. Dotz                          50        Vice President and Chief Financial Officer

Marcus D. Lowe                        52        Vice President of Emerging Business Unit
                                                and Corporate Develpment

Jon S. Castor              (1) (2)    56        Director

Jack L. Howard             (3)        46        Director

Joseph S. Kennedy          (1)        61        Director

Robert J. Loarie           (2)        65        Director

D. Scott Mercer                       57        Chairman of the Board of Directors

John Mutch                 (1)        51        Director

John J. Quicke             (2)        58        Director

Douglas E. Van Houweling   (3)        64        Director

________________________

(1) Audit Committee member

(2) Compensation Committee member

(3) Governance and Nominating Committee member

Subramanian "Sundi" Sundaresh has served as director since 2005 and our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

Mary L. Dotz has served as our Chief Financial Officer since March 31, 2008.  Prior to joining Adaptec, Ms. Dotz served as Chief Financial Officer for Beceem Communications Inc., a provider of chipsets for the WIMAX market, from October 2005 to March 2008.  Previously, Ms. Dotz served as Senior Vice President and Chief Financial Officer of Pinnacle Systems, Inc., a supplier of digital video products, from January 2005 until the acquisition of Pinnacle by Avid Technology, Inc. in August 2005. Prior to that, Ms. Dotz held various finance positions at NVIDIA Corporation, a fabless semiconductor company, from October 2000 to January 2005, including Vice President Finance and Corporate Controller, and Interim Chief Financial Officer from April 2002 to September 2002.

Marcus D. Lowe has served as our Vice President of Emerging Business Unit and Corporate Development since April 2006 and Vice President and General Manager from July 2005 to March 2006. Prior to rejoining Adaptec, Mr. Lowe was a Managing Director at Praxis Ventures, a consulting and investment firm, from April 2004 to June 2005. Between July 2000 and March 2004, Mr. Lowe served as Chief Executive Officer and President of New Moon Systems, Inc., a software provider to manage and deploy Windows-based applications to end-user desktops. Mr. Lowe previously worked at Adaptec from 1991 to 1997 as a General Manager for the SCSI business group, and later the Fibre Channel products group.

Jon S. Castor has served as one of our directors since 2006. Mr. Castor has been a private investor since June 2004. From January 2004 to June 2004, Mr. Castor was an Executive Advisor to the Chief Executive Officer of Zoran Corporation, a provider of digital solutions for applications in the digital entertainment and digital imaging markets, and from August 2003 to December 2003, he was Senior Vice President and General Manager of Zoran's DTV Division. From October 2002 to August 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits and software for digital televisions and printers, which was acquired by Zoran. In 1996, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television integrated circuits, software and systems, where he served in several capacities, including as its Chief Executive Officer and director from November 2000 to October 2002, when it was acquired by Oak Technology.

Jack L. Howard has served as one of our directors since 2007. He co-founded Steel Partners II, L.P. ("Steel Partners"), a private investment partnership, in 1993. He is the President of Steel Partners LLC ("Partners LLC"), a global investment management firm. He has been associated with Partners LLC and its affiliates since December 2003. Mr. Howard has served as the Chief Operating Officer of SP Acquisition Holdings, Inc. ("SP Acquisition"), a company formed for the purpose of acquiring one or more businesses or assets, since June 2007 and has served as its Secretary since February 2007. He also served as a director of SP Acquisition from February 2007 to June 2007 and as its Vice-Chairman from February 2007 to August 2007. Mr. Howard has served as Chairman of the Board of WebFinancial Corporation, which through its operating subsidiaries operates niche banking markets, since June 2005. He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and website design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007. Mr. Howard currently serves as a director of WHX Corporation, CoSine Communications, Inc., and NOVT Corporation.

Joseph S. Kennedy has served as one of our directors since 2001. Mr. Kennedy has been a private investor since May 2008. From June 2003 until May 2008, Mr. Kennedy served as President and Chief Executive Officer of Omneon, Inc., a developer of video media servers for the broadcast industry. From June 1999 until March 2002, he served as President, Chief Executive Officer and Chairman of the Board of Pluris Inc., a developer of Internet routers. Mr. Kennedy was the founder and Chief Executive Officer of Rapid City Communications from February 1996 until that company was acquired by Bay Networks in June 1997, after which time he served as President and General Manager of Bay Networks' switching products division until June 1998.

Robert J. Loarie has served as one of our directors since 1981. Mr. Loarie retired as an Advisory Director of Morgan Stanley & Co., a diversified investment firm in October 2007, and he has been a private investor since that time. He also served as Managing Director for Morgan Stanley & Co from December 1997 until March 2003, and as a principal of that firm from August 1992 until November 1997. Mr. Loarie also has served as a general partner or managing member of several venture capital investment partnerships or limited liability companies affiliated with Morgan Stanley since August 1992.

D. Scott Mercer has served as director since 2003 and as Chairman of the Board of Directors since September 2006. He has served as Chief Executive Officer of Conexant Systems, Inc., a fabless semiconductor company supplying the imaging, PC media and DSL markets, since April 2008. He was a private investor from January 2005 through May 2005 and also from December 2005 through March 2008. Mr. Mercer served as our Interim Chief Executive Officer from May 2005 through November 2005. Mr. Mercer served as a Senior Vice President and Advisor to the Chief Executive Officer of Western Digital Corporation, a supplier of disk drives to the personal computer and consumer electronics industries, from February 2004 through December 2004. Prior to that, Mr. Mercer was a Senior Vice President and the Chief Financial Officer of Western Digital Corporation from October 2001 through January 2004. From June 2000 to September 2001, Mr. Mercer served as Vice President and Chief Financial Officer of Teralogic, Inc., a supplier of semiconductors and software to the digital television industry. From June 1996 through May 2000, Mr. Mercer held various senior operating and financial positions with Dell, Inc., a provider of products and services enabling customers to build their information-technology and Internet infrastructures. Mr. Mercer is also a director of Conexant Systems, Inc., Palm, Inc., and SMART Modular Technologies, Inc.

John Mutch has served as one of our directors since 2007. Since December 2005, Mr. Mutch has been the founder and managing partner of MV Advisors, LLC, a strategic block investment firm that provides focused investment and strategic guidance to small and mid-cap technology companies. Prior to founding MV Advisors, Mr. Mutch was the President and CEO of Peregrine Systems, an enterprise software provider. In March 2003, Mr. Mutch was appointed to the Peregrine Board of Directors by the U.S. Bankruptcy Court and assisted the company in its bankruptcy work out. Mr. Mutch became President and CEO of Peregrine in August 2003 until its sale to Hewlett Packard in December of 2005. Previously, Mr. Mutch served as President and CEO of HNC Software, an enterprise analytics software provider that was sold to Fair Isaac in August 2002. Mr. Mutch also spent seven years at Microsoft Corporation in a variety of executive sales and marketing positions.

John J. Quicke has served as one of our directors since 2007. Mr. Quicke is a Managing Director and operating partner of Partners LLC. He has been associated with Partners LLC and its affiliates since September 2005. Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He has served as a director of WHX since July 2005, as a Vice President since October 2005 and as President and Chief Executive Officer of its Bairnco Corporation subsidiary since April 2007. Mr. Quicke currently serves as a director of Angelica Corporation, a provider of healthcare linen management services. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as consultant to Steel Partners and explored other business opportunities.

Douglas E. Van Houweling has served as one of our directors since 2002. Mr. Houweling has served as the President and Chief Executive Officer of the University Corporation for Advanced Internet Development (UCAID), the formal organization supporting Internet2, since November 1997. Dr. Van Houweling also serves as a professor in the School of Information at the University of Michigan. Before undertaking his responsibilities at UCAID, Dr. Van Houweling was Dean for Academic Outreach and Vice Provost for Information and Technology at the University of Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during fiscal 2007.

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics, that is applicable to all employees, including all officers, and our independent directors with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission, or SEC, and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on the Company's web site at wwwXXX. The Company will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

Audit Committee

We have an Audit Committee of our Board of Directors, the current members of which are John Mutch (Chair), Jon S. Castor and Joseph S. Kennedy, each of whom are "independent" as defined by the rules of The NASDAQ Stock Market. Our Board of Directors has determined none of our Audit Committee members qualify as an "audit committee financial expert," as defined under Item 407(d)(5) of Regulation S-K, although each member of the Audit Committee is financially literate, as required by NASDAQ listing standards. We believe that our Audit Committee is able to perform its required functions and responsibilities without having an audit committee financial expert due to the fact that each member of our Audit Committee meets the NASDAQ financial sophistication requirement of having past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities; NASDAQ rules only require that one member of our Audit Committee meet this financial sophistication requirement. However, despite the financial sophistication of each member of our Audit Committee, we are currently seeking a new member of the Audit Committee that qualifies as an "audit committee financial expert." The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and retention of our independent registered public accounting firm, which reports to the Audit Committee.

Stockholder Nominations of Directors

During fiscal 2008, we did not make any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses our executive compensation philosophy, decisions and practices for fiscal 2008. It places in perspective the earnings of our "named officers" listed in the Summary Compensation Table on page 56.

Compensation Philosophy and Overview

Our pay programs are designed to attract, retain and motivate a qualified workforce to achieve our financial and strategic objectives. Our compensation program strives to: pay for performance by rewarding each employee for team results and his or her individual contribution to our success and provide managers with guidelines to make fair and equitable compensation decisions.

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives' interests with those of our stockholders.

The compensation programs for our executive officers have three principal elements: a base salary which is developed in part by referencing the 50th percentile of the market, cash incentive bonuses linked to achievement of financial and corporate goals and equity-based incentive compensation. In addition, we provide our executive officers a variety of benefits that in most cases are available generally to all of our salaried employees. We view the components of compensation as related but distinct. We believe that an executive's compensation package should be fair and reasonable when taken as a whole.

The compensation philosophy of the Compensation Committee of the Board of Directors (the "Committee") is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if Adaptec and our stock price perform well over time. We also believe that, for most technology companies, stock-based compensation is generally the primary motivator in attracting executives rather than base salary or cash bonuses.

We believe that our executive officers should have a larger portion of their equity incentive awards at risk as compared with our other employees. We also believe, over the long term, that executive officers should have a greater percentage of their equity compensation in the form of stock options and performance-contingent stock rather than time-based restricted stock, as stock options and performance-contingent stock have greater risk associated with them than time-based restricted stock.

Fiscal Year 2008. Adaptec experienced various challenges in fiscal 2008 that required us to modify and focus our executive compensation programs toward retaining key employees in an unstable and unpredictable operating environment. In designing appropriate compensation programs, we had multiple factors to consider: (1) a shrinking revenue base resulting from a loss of key customers and a broader decline in one of our core business segments; (2) strategic acquisition and restructuring initiatives; (3) a potential proxy contest, settlement of which resulted in three new investor representatives joining the Board; (4) significant turnover (voluntary and involuntary) among both the executive ranks and among the broader employee population; and (5) aggressive cost cutting initiatives.

Because of these special circumstances, we implemented changes to executive compensation in fiscal 2008. Our benchmarking of compensation included companies having lower revenues than those with which we had compared ourselves in prior years. Because we needed to emphasize retention, we also provided special cash retention incentives based on service for executives other than our Chief Executive Officer, a retention program with performance-contingent incentives for our Chief Executive Officer, and all equity awards during the fiscal year were made in the form of time-based restricted stock awards ("RSAs") rather than a combination of RSAs and stock options. We continue to believe that, over the long term, executive officers should have a greater percentage of their equity compensation in the form of stock options and performance-contingent stock rather than time-based RSAs, and we do not view cash retention incentives as a long-term element of executive compensation. However, in light of the circumstances we faced in fiscal 2008, we believe the changes we made to our executive compensation programs were necessary.

In addition, as we have done since the second half of fiscal 2006, we established bonus targets based on minimization of losses, which the Board and management believed to be unavoidable in fiscal 2008, even though our objective is to be in a position to require net profits to fund our bonus pool.

Role of the Compensation Committee

The current members of the Committee are Jon S. Castor, who is the Chair of the Committee, Robert J. Loarie, and John J. Quicke. Mr. Castor and Mr. Loarie served on the Committee for all of fiscal 2008. Mr. Quicke joined the Committee in December 2007 upon his election to our Board of Directors at our 2007 Annual Meeting of Stockholders.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to determine executive officers' total compensation, and, subject to the approval of the Board, to determine our Chief Executive Officer's total compensation.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee's most recent overall compensation review occurred in February and April 2008.

Typically, Committee meetings are attended by, for all or a portion of each meeting, not only the Committee members but also our Chief Executive Officer, our Vice President Human Resources, an independent compensation consultant from Compensia, Inc. and legal counsel from Fenwick West LLP.

Role of Executive Officers in Compensation Decisions

Mr. Subramanian Sundaresh, our Chief Executive Officer, annually reviews the performance of each of our other executive officers. Mr. Sundaresh rates the performance of his direct staff and the Committee rates the performance of Mr. Sundaresh in consultation with the other non-executive Directors. Each executive officer also completes a self assessment of his/her performance. The conclusions reached by Mr. Sundaresh and his recommendations based on these reviews, including with respect to continued employment, salary adjustments, incentive awards and equity award amounts, are presented to the Committee. The Committee thoughtfully considers the Chief Executive Officer's recommendations when exercising its own judgment in making compensation decisions and awards to our executive officers who report to the Chief Executive Officer.

Survey Analysis

In fiscal 2008, we engaged Radford Surveys + Consulting, a business unit of AON Consulting ("Radford"), to provide comprehensive compensation data. Radford conducts a number of compensation surveys for the technology industry. The surveys compare practices among other high technology companies and cover base salary, cash incentives, stock equity incentive grants and total cash as a percentage of total direct compensation.

Radford provides quarterly summaries of industry trends to our Vice President, Human Resources, which enables Human Resources to remain current on total compensation trends and which is shared with the Committee. Our Vice President, Human Resources also reviews different surveys consisting of: the Radford Total Company Results survey comprised of data from approximately 170 technology companies with $200 million to $1 billion in annual revenues, the Radford Total Company Results survey comprised of data from approximately 140 technology companies with $50 million to $200 million in annual revenues, and the Radford Stock by Level report which explains stock practices in over 500 technology companies primarily located in the San Francisco Bay Area. The Committee also considers other reference points in reviewing compensation data. For example, we used a Custom Select Company Results survey provided by Radford that compares compensation information for a peer group of high technology companies or their divisions, identified by Adaptec executives and approved by the Committee. This peer group of companies, with similar revenues, are primarily in the storage, computer peripherals, and semiconductor components businesses with which we compete for executive and technical employees. The list of peer companies is as follows:

Acer America                         Emulex              Packeteer                      Synaptics
   (Subsidiary of Acer Inc.)

Commvault Systems                    Foundry Networks    PMC-Sierra                     Wind River Systms

Datalogic Scanning                   Informatica         Silicon Image                  Xyratex International
   (Subsidiary o fDatalogic S.p.A.)

Dolby Laboratories                   Interwoven          Silicon Storage Technology     Zantaz

Dot Hill System                      Iomega              Sonic Wall

In positions outside of engineering and product management, we seek executive talent within the broader technology industry. Relevant survey positions and data that match the skills of our officers are analyzed and presented to the Committee. As noted above, in fiscal 2008, the Committee also began to compare our executives' compensation with compensation at companies having lower revenues than the companies with which we had compared ourselves in prior years. The companies which participate in the surveys may differ from year to year because companies may elect to join or no longer participate in the survey on an annual basis and the companies' revenue size may differ making them no longer a match to our criteria.

External Advisors

The Committee has the authority to engage the services of outside advisors. The Committee used the services of Compensia, Inc. as an independent advisor to assist the Committee in its review of fiscal 2008 compensation for executive officers and other elements of Adaptec's executive pay program. In fiscal 2008, Compensia completed a comprehensive review of our Board of Directors' compensation, an analysis of severance and retention practices, and a discussion document on performance-based equity compensation. Compensia provides no services to management.

Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to Adaptec as well as the tax consequences to employees. We account for equity compensation paid to our employees under SFAS 123R, which requires us to estimate and record an expense over the service period of the award. The SFAS 123R cost of our equity awards is considered by management as part of our equity grant recommendations to the Committee.

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our Chief Executive officer and certain other of our most highly compensated executive officers. This limitation does not apply to compensation that is considered "performance based" under applicable tax rules. Our executive stock options are intended to qualify as "performance-based," so that compensation attributable to those options is fully tax deductible. Time-based RSAs that we awarded in fiscal 2008 and prior years, do not meet the requirements of Section 162(m) as performance based. Therefore, the fair market value of the shares that vest during a particular year will be counted along with other non-performance-based compensation in that year in determining whether the $1 million limit for non-performance-based compensation is exceeded. Although we also provide cash compensation to executives in forms that do not meet the requirements for "performance-based" compensation, such as base salary and annual incentive pay, we have no individuals who received non-performance based cash compensation in excess of the Section 162(m) tax deduction limit in fiscal year 2008, excluding the receipt by Mr. Sundaresh of his prior deferrals upon the termination of our nonqualified deferred compensation plan as described below in "Nonqualified Deferred Compensation."

Fiscal Year 2008 Executive Compensation Program

Components of our Compensation Program

Base Salary

In fiscal 2008, we set base salaries for our executive officers after considering the survey information discussed above under "Survey Analysis," with emphasis on the companies with lower revenues. Based on the results of these surveys and the input from Compensia, the Committee determines whether our executive officers are paid competitively. We believe the officers should be paid competitively, not above or below the market data unless their experience or responsibilities warrant either a higher or lower placement compared to market. With the exception of Mary L. Dotz, our Chief Financial Officer who was hired on March 31, 2008, in fiscal 2008 our executives were paid at slightly above the 50th percentile of those in Radford Total Company Results survey of technology companies with revenues of less than $200 million and slightly below the 50th percentile for the Radford Total Company Results survey for companies with revenues of $200 million to $1 billion. As a result, executives did not receive increases in base salary for fiscal 2008, with the exception of Messrs. Goyal and Terlizzi.

For fiscal 2008, the base salary for Mr. Sundaresh, our Chief Executive Officer, was $450,000, the base salary for Mr. Christopher G. O'Meara, our former Chief Financial Officer, was $325,000; the base salary for Mr. Marcus D. Lowe, our Vice President, Emerging Business Unit and Corporate Development was $260,000. Messrs. Sundaresh, O'Meara, and Lowe did not receive an increase in their base salaries for fiscal 2008 based on their market position. Effective April 1, 2007 (the first day of fiscal 2008), the base salary of Mr. Manoj Goyal, our former Vice President and General Manager of Data Protection Solutions, increased from $240,000 to $255,000, and the base salary of Mr. Stephen Terlizzi, our former Vice President and General Manager of the Storage Solutions Group, increased from $220,000 to $230,000.

Mary L. Dotz, our Chief Financial Officer, joined Adaptec on March 31, 2008 with a negotiated base salary of $265,000.

Retention and Other Special Compensation Programs

In fiscal 2008, the Committee was focused on retaining executives due to uncertainty created by the potential proxy contest, the high percentage of employee turnover, and potential business transactions we are considering. The Committee asked Compensia for guidance and recommendations in determining the appropriate retention program for our executive officers and, in April 2007, reviewed a special report prepared by Compensia explaining retention practices. The Committee believes that stability in the executive team is critical in order to retain the executive officers and meet our financial and corporate goals. Accordingly, a performance-contingent program was put in place for our Chief Executive Officer, and a service-based retention award was developed for the other executive officers with an amount equal to two months of base salary payable at the end of November, 2007 and a an amount equal to four months of base salary payable in April 2008.

The design provided for the larger payment later in the fiscal year after key company actions were to be completed to reinforce the retention theme. Mr. O'Meara received $162,500; Mr. Lowe received $130,000; Mr. Goyal received $127,500; and Mr. Terlizzi received $115,000 under this program. The Committee made a decision not to offer the time-based retention incentive to Mr. Sundaresh to ensure that he focused the executive team on achieving specific goals; instead, the Committee created a performance-contingent retention program for him. The Committee identified three critical individual goals to improve our revenue potential, and lower our operating expenses and ehance the strategic direction of our company. Each goal was valued at two months of base salary. The Committee determined that Mr. Sundaresh satisfied 100% of the first goal by signing an agreement with an ASIC partner by September 30, 2007, 50% of the second goal by eliminating infrastructure costs in IT and Facilities, and 0% of the third goal, as a proposed corporate transaction was not completed. This resulted in an aggregate 50% achievement of his performance goals, equaling a payment of $112,500, or three months of his base salary. The combination of these programs was believed sufficient to retain our Chief Executive Officer and our other executives.

The special programs implemented in fiscal 2008 have run their course and, as of the date of this report, there are no special retention programs in place.

Incentive Program

In fiscal 2008, we paid bonuses to our executive officers pursuant to our Adaptec Incentive Plan (the "AIP"), with individuals eligible to receive payments from the AIP twice per year, following the close of the second and fourth fiscal quarters. The funding of the bonus pool under the AIP for each of the two six-month bonus periods was conditioned upon two major components: specific financial results and non-financial corporate goals that were approved by the Committee. The financial results component was based upon Adaptec achieving a minimum threshold for operating profit before income taxes ("OPBT") for each six-month bonus period. The corporate goals related to matters such as business partnerships, inventory management, growth in key revenue areas, improving gross margin and other business process improvements. There was also a 60% minimum achievement threshold required to fund the bonus pool for the portion of the bonus attributable to non-financial corporate goals. The Committee determined the weight of each goal and the percentage of achievement. Achievement of goals was measured at the beginning of the third fiscal quarter for the first half cash bonuses and at the beginning of the first fiscal quarter of the following fiscal year for the second half cash bonuses. The non-financial corporate goals accounted for 25% of the funding of the AIP pool and the financial corporate goals accounted for 75% of the funding pool.

We used the same Radford survey data discussed above to determine cash bonus incentive targets as a percentage of base salary. Our executive officers could achieve 0% to 200% of their target incentive based upon our Company's performance and their individual performance. Actual achievement levels with respect to the financial and non-financial corporate goals established the bonus pool funding; then Mr. Sundaresh and the Committee evaluated the individual performance of the officers and determined what amount each would receive on a discretionary basis. For fiscal 2008, the target bonus payments for our named executive officers were as follows: 85% of Mr. Sundaresh's base salary; 60% of Mr. O'Meara's base salary; and 50% of each of Messrs. Lowe, Goyal, and Terlizzi's base salary. Thus, for example, Mr. Sundaresh could have received an actual bonus of between 0 and 170% of his base salary for the fiscal year, divided over two six-month periods, with 85% of his base salary, or $382,500, being the annual target bonus. Ms. Dotz was not eligible for a payment, as she was not employed by us until the last day of fiscal 2008.

For the first six months of fiscal 2008, we did not achieve the 60% threshold for our non-financial corporate goals. The non-financial corporate goals and the specific criteria for determining whether they were met are confidential commercial information. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable but difficult. With respect to the financial goals for the first six months of fiscal 2008, the cutoff threshold amount, below which no payment would be made, for achieving the OPBT goal was an OPBT loss of $25 million, and the target OPBT goal was a loss of no more than $21 million and no less than $20 million. As noted above, these goals reflected the fact that we anticipated an OPBT loss, and the Committee, while preferring to only reward profitability, believed it to be important to our success to nonetheless provide an incentive to the executives to minimize or control losses. Actual OPBT was a loss of $19.9 million. Even though we achieved the OPBT target, management recommended, and the Committee approved, a cap of 85% of the financial goals component in light of our overall results. The foregoing resulted in the Committee approving a funding budget of 64% of the AIP target. The calculation is (0% x 25% corporate goals) + (85% x 75% financial goals) = 64% attainment of target funding.

For the second six months of fiscal 2008, we exceeded the 60% threshold for our non-financial corporate goals. These goals, and the specific criteria for determining whether they were met, also represent confidential commercial information. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable but difficult. With respect to our financial objectives for the period, the cutoff threshold was an OPBT loss of $9 million and the target OPBT goal was a loss of less than $4 million. Actual OPBT was a loss of $8.1 million, representing a 25% achievement level. The foregoing resulted in the Committee approving a budget of 35.6% of the AIP target. The calculation is (67.5% x 25% corporate goals) + (25% x 75% financial goals) = 35.6% attainment of target funding.

In total for fiscal 2008, Messrs. Sundaresh, O'Meara, Lowe, Goyal, and Terlizzi received less than their targets based on Adaptec's and their individual performance. Mr. Sundaresh received a total cash incentive of 42% of his base salary; Mr. O'Meara received 18% of his base salary; and Messrs. Lowe and Goyal received 22% of their base salaries; and Mr. Terlizzi received 13% of his base salary.

                        Annual             Annual
                      Target % of      Achieved % of
                      Base Salary       Base Salary           Total Award
                      -----------      --------------         -----------
Sundaresh                     85%                42%       $   190,575

O'Meara                       60%                18%       $    60,000

Lowe                          50%                22%       $    56,000

Goyal                         50%                22%       $    55,000

Terlizzi                      50%                13%       $     29500

Equity-Based Long Term Incentive Compensation

We generally use stock options and restricted stock awards to ensure that our executive officers have a continuing stake in our long-term success and to align their interests with the interests of our stockholders. As noted above, in fiscal 2008, we utilized only restricted stock awards in order to provide the necessary incentives, increase retention and minimize potential dilution and compensation expense. We review the Radford surveys noted above to determine the 50th percentile for equity awards. We evaluated the value of awards to determine a recommended range for each of our executive officers. We also reviewed the executive officers' current holdings of unvested equity and the extent to which those holdings provided adequate retention incentive, and noted that stock options awarded in prior years to our executives had exercise prices that exceeded the market price of our common stock in fiscal 2008. Because the Committee did not believe, based on the advice of its advisors, that stock options with exercise prices in excess of our stock price provided adequate incentive to retain executives in a declining market for Adaptec and the industry, the Committee agreed, in fiscal 2008, to utilize only restricted stock awards and to issue such awards with a shorter, two -year vesting schedule. In fiscal 2008, Messrs. Sundaresh, O'Meara, Lowe, Goyal, and Terlizzi received 200,000 RSAs, 75,000 RSAs, 70,000 RSAs, 100,000 RSAs, and 70,000 RSAs, respectively. The awards were determined by calculating the value of proposed awards in comparison to the 50th percentile of equity grants noted in the Radford surveys above. The value of the awards made in fiscal 2008 to each of Mr. Sundaresh and the other named executive officers (other than Mr. Terlizzi) was less than the value of the awards made in fiscal 2007. Mr. Terlizzi was not a named executive officer in fiscal 2007. Fifty percent of the restricted stock awards vest on the first anniversary of the grant date and the other 50% vest on the second anniversary of the grant date. Messrs. O'Meara, Goyal, and Terlizzi did not vest in any of the RSAs because they left Adaptec before the first vesting date. As noted above, we do not plan to continue this strategy indefinitely. We have not determined equity awards for fiscal 2009.

Ms. Dotz received a new hire stock award consisting of an option to purchase 125,000 shares of Adaptec stock and 50,000 shares of restricted stock. The option vests 25% on the one-year anniversary of her hire date and quarterly thereafter, at 6.25%, and will be fully vested at the end of four years. The restricted stock award vests 50% on her one-year anniversary and 50% on her second-year anniversary with Adaptec. The grant was determined based on the Radford surveys noted above and the value of unvested equity held by other executives.

The table on page 57 describes the option grants and restricted stock awards made to the executive officers during the fiscal year.

All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable FAS 123R accounting guidance. We do not have any program, plan or practice that requires us to grant equity-based awards to our executive officers on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. Our practice has been to grant equity-based awards at regularly scheduled Committee meetings. The exercise prices are determined based on the closing price of our common stock on the date that the grants are approved.

Perquisites

Our executive officers are eligible for the same health and welfare programs and benefits as the rest of Adaptec's employees. In addition, all vice president level and more senior employees, including our executive officers, receive a car allowance valued at $650 per month, and are eligible for an annual executive physical. In addition, executive officers receive reimbursement for personal financial and tax advice up to $2,500 per year, reimbursement for health club initiation fees of up to $300 plus 50% of the club's monthly dues, up to $55.00 per month, and survivor benefit management services up to a maximum cost of $3,000. Beginning in fiscal 2009, the health club benefit has been eliminated.

Employment Contracts

We have entered into employment agreements with each of our executive officers which provide that if such officer is terminated other than for "cause" (which includes violation of material duties, refusal to perform his/her duties in good faith, breach of his/her employment agreement or employee proprietary information agreement, poor performance of duties, arrest for a felony or certain other crimes, substance abuse, violation of law or Adaptec policy, prolonged absence from duties or death), he or she is entitled to receive (1) his or her unpaid base salary and unused vacation benefits he or she has accrued prior to the date of his of her termination; (2) a one-time payment equal to 12 months of base salary for Messrs. Sundaresh and O'Meara, and nine months of base salary for Messrs. Lowe, Goyal and Terlizzi and Ms. Dotz, plus an additional week of base salary for each year of service beyond three years of service; (3) outplacement services in an amount not to exceed $10,000 or, for Ms. Dotz, $5,000; and (4) coverage for the executive officer and his or her dependents under Adaptec's health, vision and dental insurance plans pursuant to COBRA for a 12-month period for Messrs. Sundaresh and O'Meara, and a nine-month period for Messrs. Lowe, Goyal and Terlizzi and Ms. Dotz following the termination of employment. The Committee selected these amounts at the time these executives were hired by us (or promoted to an executive position) based on prior practice within Adaptec, information gathered from outplacement companies and, for agreements entered into after the Committee retained Compensia in January 2007, severance data provided by Compensia.

We have terminated the employment of Messrs. Terlizzi, O'Meara and Goyal, and they have received the severance payments set forth in the "Payments Upon Termination or Change In Control" table pursuant to the agreements described above.

Change of Control

The change of control arrangements of our executive officers, also set forth in their employment agreements, are as follows:

If within one year of a change of control (1) there is a material reduction of the annual base and target incentive compensation specified in his or her employment agreement to which he or she does not consent, (2) there is a failure of Adaptec's successor after a change of control to assume his or her employment agreement, (3) his or her employment is terminated without cause by Adaptec's successor, (4) there is a substantial change in his or her position or responsibility or (5) his or her position relocates to more than 25 additional commute miles (one way) and he or she elects to be terminated, then he or she will receive, upon signing a separation agreement and general release: (a) a one-time payment equal to his or her then-current annual base pay (one and one-half times annual base pay in the case of Mr. Sundaresh and nine months of base pay for Ms. Dotz), (b) his or her then-current targeted bonus payout, (c) COBRA benefits for one year (nine months in the case of Ms. Dotz), (d) outplacement services not to exceed $10,000 ($5,000 in the case of Ms. Dotz), and (e) accelerated vesting of his or her stock options and restricted stock awards as provided for under the 2004 Equity Incentive Plan.

Under our 1990 Stock Plan, 1999 Stock Plan and our 2004 Equity Incentive Plan, in the event of a Change in Control, any awards outstanding upon the date of such Change in Control will have vesting accelerated as of the date of such Change in Control as to an additional 25% of the unvested shares subject to such awards. We no longer make awards under our 1990 and 1999 Stock Plans. Future awards under our 2004 Equity Incentive Plan will not provide for such acceleration. If within 12 months following a Change in Control, an employee is terminated by the successor employer for any reason, such employee's awards outstanding upon such Change in Control that are not yet exercisable and vested on such date shall become 100% vested and exercisable.

The Committee has decided to eliminate the "single trigger" acceleration of vesting upon a change in control described above. This change will apply to awards made after May 30, 2008. With this change, we believe our future executive severance and change of control practices are generally in line with those in place at other technology companies. We believe these change of control arrangements, the value of which are contingent on the value obtained in a change of control transaction, effectively create incentives for our executive team to build stockholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a significant component of each executive's compensation. These arrangements are intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the technology sector. Except for the acceleration of a portion of the grants to our executive officers, as described above, our change of control arrangements for our executive officers are "double trigger," meaning that acceleration of vesting is not awarded upon a change of control unless the executive's employment is terminated involuntarily (other than for cause) within 12 months following the transaction. We believe this structure strikes a balance between the necessary executive recruitment and retention effects described above, and the needs of potential acquiring companies, who often place significant value on retaining an executive team.

Nonqualified Deferred Compensation

The Adaptec Deferred Compensation Plan was terminated in fiscal 2008 resulting in a Plan payment of $683,963.63 to Mr. Sundaresh based on earnings he deferred from 1994 through 1998 during his prior employment with Adaptec.

Executive Compensation Tables

Summary Compensation Table

The following table provides information with respect to the compensation earned during fiscal 2008 by our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and our other two highest paid executive officers who were serving as executive officers at the end of fiscal 2008, as well as one additional former executive officer who was one of our three highest compensated executive officers for fiscal 2008 (excluding our Chief Executive Officer, our Chief Financial Officer and our former Chief Financial Officer). This additional executive officer was not serving as an executive officer at the end of fiscal 2008. We refer to these five executive officers as our "named executive officers."

                                                                                                     Change in
                                                                                                      Pension
                                                                                                       Value
                                                                                           Non-       and Non-
                                                                                          Equity      qualifed
                                                                                         Incentive    Deferred      All
                                                                                           Plan       Compen-      Other
                                                                   Stock      Option      Compen-      sation     Compen-
Name and                         Fiscal                 Bonus      Awards     awards      sation      Earings      sation
Principal Position                Year   Salary ($)    ($)(1)      ($)(2)     ($)(2)      ($)(3)        ($)        ($)(4)        Total ($)
-----------------------------    ------ ----------- ----------- ---------- ----------- ----------- ------------ ----------    -------------
Subramanian "Sundi" Sundaresh     2008  $  450,000          --   $369,966  $  228,098  $  303,075  $    29,927  $  26,976     $  1,408,042
   Chief Executive Officer        2007  $  450,000          --   $ 90,981  $  163,336  $  180,000  $    32,455  $  27,004     $    943,776
   and President

Christopher G. O'Meara       (5)  2008  $  325,000  $  162,500   $164,805  $  256,251  $   60,000           --  $ 380,184  (6)$  1,348,740
     Former Vice President        2007  $  325,000          --   $ 42,480  $  167,978  $  101,000           --  $  12,789     $    649,247
     and Chief Financial Office

Mary L. Dotz                 (7)  2008  $    1,020          --         --          --          --           --  $      49     $      1,069
     Vice President               2007          --          --         --          --          --           --         --               --
     and Chief Financial Officer

Marcus D. Lowe                    2008  $  260,000  $  130,000   $131,474  $   80,740  $   56,000           --  $  22,738     $    680,952
     Vice President               2007  $  260,000          --   $ 32,753  $   89,889  $   67,000           --  $  17,939     $    467,581
     and General Manager

Manoj Goyal                  (8)  2008  $  255,000  $  127,500   $123,671  $  121,766  $   55,000  $       407  $  25,419     $    708,763
     Former Vice President   (9)  2007  $  215,000  $   50,000   $ 10,958  $   54,365  $   53,300  $       575  $  18,500     $    402,698
     and General Manager of
     Data Protection Solution

Stephen Terlizzi             (10) 2008  $  198,846  $  115,000   $ 59,979  $   37,673  $   29,500           --  $ 195,084 (11)$    636,082
     Former Vice President        2007  $   97,308          --         --  $   10,379          --           --  $   9,217  (4)$    116,904
     and General Manager
     of the Storage and
     Solutions Group

  (1) Unless otherwise indicated, the amounts shown in this column represent retention bonuses paid pursuant to the terms of retention agreements that we entered into with these executive officers on August 14, 2007. For more information regarding these retention agreements, see "Compensation Discussion and Analysis."

  (2) The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate fair value of stock options and awards granted for financial statement reporting purposes pursuant to SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. The assumptions used to calculate the value of option awards are set forth under Note 8 to the Consolidated Financial Statements included herein for the fiscal year ended March 31, 2008.

  (3) The amounts shown in this column represent payments made pursuant to the terms of our Adaptec Incentive Plan and, with respect to Mr. Sundaresh, also includes a performance bonus of $112,500 pursuant to the terms of his incentive performance agreement entered into on August 31, 2007. For more information regarding our Adaptec Incentive Plan and Mr. Sundaresh's incentive performance agreement, see "Compensation Discussion and Analysis."

  (4) The amounts shown in this column consist of one or more of the following: health and life insurance premiums paid by Adaptec, an automobile allowance, matching contributions made to the officer's 401(K) plan, medical reimbursement, financial planning services and employee stock purchase plan (ESPP Disqualifying Dispositions) and health club.

  (5) Mr. O'Meara's employment with us was terminated effective March 31, 2008.

  (6) Includes a severance payment of $325,000 and vacation payout of $41,347.

  (7) Ms. Dotz began her employment with us on March 31, 2008, the last day of fiscal 2008.

  (8) Mr. Goyal's employment with us was terminated on April 21, 2008. As a result of this termination, he received a severance payment of $191,250, which was a fiscal 2009 event.

  (9) Consists of a signing bonus in connection with the hiring of Mr. Goyal in June 2006.

  (10) Mr. Terlizzi's employment with us was terminated on February 1, 2008.

  (11) Includes a severance payment of $172,500.

Grants of Plan-Based Awards

The following table provides certain information with respect to grants of awards to made to the named executive officers during fiscal 2008.  The table also provides information with regard to cash bonuses for fiscal 2008 under our performance-based, non-equity incentive plan to the Named Executive Officers.

                                                                                   All Other      All Other
                                                                                    Stock       Option Awards:    Exercise
                                               Estimated Future Payouts under       Awards:       Number of         or Base        Grant Date
                                               Non-Equity Incentive Plan         Number Shares   Securities          Price         Fair Value
                                                        Awards (1)                 Shares of     Underlying        of Option      of Stock and
                                          ---------    ---------    -----------  Stock or Units    Options           Awards       Option Awards
         Name              Grant Date     Threshold ($)Target ($)   Maximum ($)       (#)           (#) (2)          ($/Sh)            (3)
----------------------    ------------  -----------  -----------  -------------  -------------  --------------  --------------  ---------------
Subramanian "Sundi"        08/23/2007           --           --             --             --         200,000   $        3.50   $      699,800
   Sundaresh                  --                --   $  382,500   $    765,000             --              --              --               --
----------------------    ------------  -----------    ---------    -----------  -------------  --------------  --------------  ---------------
Christopher G. O'Meara     08/23/2007           --           --             --             --          75,000   $        3.50   $      262,425
----------------------    ------------  -----------  -----------  -------------  -------------  --------------  --------------  ---------------
Mary L. Dotz (4)              --                --           --             --             --          70,000              --   $      244,930

                              --                --   $  130,000   $    260,000             --              --              --               --
----------------------    ------------    ---------  -----------  -------------  -------------  --------------  --------------  ---------------
Manoj Goyal                08/23/2007           --           --             --             --         100,000              --   $      349,900
----------------------    ------------  -----------  -----------  -------------  -------------  --------------  --------------  ---------------
Stephen Terlizzi           08/23/2007           --           --             --             --              --              --   $      244,930

  (1) Represents potential cash payments to be earned under the 2009 Adaptec Incentive Plan.

  (2) The awards granted to Mr. Sundaresh and Mr. Lowe will vest with respect to 50% of the underlying shares in August 2008, with the remainder of the shares vesting August 2009. The award granted to Ms. Dotz vests in two equal annual installments, with 50% of the shares vesting on March 31, 2009 and the balance of the shares vesting on March 31, 2010. The awards granted to Messrs. O'Meara, Goyal and Terlizzi have expired in connection with their termination of employment with us.

  (3) The stock options granted to Ms. Dotz vest with respect to 25% of the underlying shares on March 31, 2009 and with respect to an additional 6.25% of the underlying shares at the end of each subsequent three-month period such that the options will be fully vested on March 31, 2012

  (4) The amounts reflect the value we determined for accounting purposes for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. The value of a stock award or option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions underlying the grant date fair value of these awards see Note 8 to the Consolidated Financial Statements.

Outstanding Equity Awards

  The following table provides information with respect to each unexercised stock option and unvested restricted stock award held by the named executive officers as of March 31, 2008.

                                                               Option Awards                                 Stock Awards
                                     ------------------------------------------------------------  ----------------------------------
                                      Number of      Number of                                                            Market Value
                                     Securities      Securities                                       Number of            of Shares or
                                     Underlying      Underlying                                       Shares or            Units of
                                     Unexercised    Unexercised            Option       Option     Units of Stock         Stock That
                                      Options         Options             Exercise    Expiration    That Have Not          Have not
                    Name             Exercisable  (#) Unexercisable       Price ($)      Date          Vested             Vested($) (1)
         --------------------------  -----------  ----------------      -----------  ------------  ---------------      -------------
         Subramanian "Sundi" Sundares   164,999           135,001 (2)   $     3.65    05/23/2012           25,000 (3)   $     73,500
                                        100,000                --       $     3.45    09/19/2010           25,000 (4)   $     73,500
                                         87,500            62,500 (5)   $     4.24    06/14/2013          200,000 (6)   $    588,000
                                         62,500            87,500 (7)   $     4.48    11/13/2013               --                 --
                                     414,999           285,001                                         250,000       $    735,000

         Christopher G. O'Meara (8)     149,999           150,001       $     6.03    07/01/2008           10,000       $     29,400
                                         35,000            25,000       $     4.24    07/01/2008           15,000       $     44,100
                                         33,333            46,667       $     4.48    07/01/2008           75,000       $    220,500
                                     218,332           221,668                                         100,000       $    294,000

         Mary L. Dotz                        --           125,000 (9)   $     2.94    03/31/2015           50,000 (10)  $    147,000

         Marcus D. Lowe                  50,000            50,000 (11)  $     4.17    07/11/2012            9,000 (12)  $     26,460
                                         80,000                --       $     3.45    09/19/2010            9,000 (13)  $     26,460
                                         29,165            20,835 (14)  $     4.24    06/14/2013           70,000 (15)  $    205,800
                                         20,833            29,167 (16)  $     4.48    11/13/2013               --                 --
                                     179,998           100,002                                          88,000       $    258,720

         Manoj Goyal (8)                 59,062            75,938       $     5.47    07/21/2008            9,000       $     26,460
                                         20,833            29,167       $     4.48    07/21/2008          100,000       $    294,000
                                      79,895           105,105                                         109,000       $    320,460

         Stephen Terlizzi (8)            23,437                --       $     4.65    05/01/2008               --                 --
                                      23,437                --                                              --                 --

(1) The market value of the shares of restricted stock that have not yet vested was calculated based on the closing trading price or our common stock on The NASDAQ Global Market on March 31, 2008 of $2.94 per share.

(2) This option vested with respect to 20% of the underlying shares on May 23, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on May 23, 2010.

(3) These shares of restricted stock vest on June 14, 2008.

(4) These shares of restricted stock vest on November 13, 2008.

(5) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(6) These shares of restricted stock vest with respect to 50% of the underlying shares on August 23, 2008, with the remainder of the shares vesting on August 23, 2009.

(7) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(8) The employment of each Messrs. O'Meara, Goyal and Terlizzi with Adaptec has terminated. All of their unexercised stock options have terminated, and their exercisable options will expire, if not exercised, by their expiration dates, and all of their unvested shares of restricted stock have been forfeited.

(9) This option vests with respect to 25% of the underlying shares on March 31, 2009 and with respect to an additional 6.25% of the underlying shares at the end of each susequeent three-month period such that the options will be fully vested on March 31, 2002.

(10) These shares of restricted stock vest in two equal annual installments, with 50% of the shares vesting on March 31, 2009 and the balance of the shares vesting March 31, 2010.

(11) This option vested with respect to 20% of the underlying shares on May 23, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on July 11, 2010.

(12) These shares of restricted stock vest on June 14, 2008.

(13) These shares of restricted stock vest on November 13, 2008.

(14) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(15) These shares of restricted stock vest with respect to 50% of the underlying shares on August 23, 2008, with the remainder of the shares vesting on August 23, 2009.

(16) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

Option Exercises and Stock Vested

  The following table provides information regarding restricted stock awards held by the named executive officers that vested during the year ended March 31, 2008. None of the named executive officers exercised any options during fiscal 2008.

                                               Number of
                                                 Shares                 Value
                                                Acquired               Realized
                                               On Vesting             On Vesting
                           Name                   (#)                    (6)
              ------------------------------  ------------            ----------
                           (a)                    (d)                    (e)
              ------------------------------  ------------         -------------
              Subramanian "Sundi" Sundaresh        16,064 (1)      $    $94,000
                                                   16,065 (2)      $    $84,500

              Christopher G. O'Meara                6,425 (3)      $    $37,600
                                                    9,639 (4)      $    $50,700

              Mary L. Dotz                             --                    --

              Marcus D. Lowe                        5,783 (5)      $    $33,840
                                                    5,783 (6)      $    $30,420

              Manoj Goyal                           5,783 (7)      $    $30,420

              Stephen Terlizzi                         --                    --

The following table provides information regarding restricted stock awards held by the Named Executive Officers that vested during the year ended March 31, 2008. None of the Named Executive Officers exercised any of his stock options during fiscal 2008.

None of our named executive officers hold stock awards or restricted stock subject to vesting.

(1) On June 14, 2007, 25,000 shares of restricted stock vested. However, we retained 8,936 of the shares to satisfy the income tax obligations of Mr. Subramanian. As a result he received the shares indicated in this column.

(2) On November 13, 2007, 25,000 shares of restricted stock vested. However, we retained 8,935 of the shares to satisfy the income tax obligations of Mr. Subramanian. As a result he received the shares indicated in this column.

(3) On June 14, 2007, 10,000 shares of restricted stock vested. However, we retained 3,575 of the shares to satisfy the income tax obligations of Mr. O'Meara. As a result he received the shares indicated in this column.

(4) On November 13, 2007, 15,000 shares of restricted stock vested. However, we retained 5,361 of the shares to satisfy the income tax obligations of Mr. O'Meara. As a result he received the shares indicated in this column.

(5) On June 14, 2007, 9,000 shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received the shares indicated in this column.

(6) On November 13, 2007, 9,000 shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received the shares indicated in this column.

(7) On November 13, 2007, 9,000 shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Goyal. As a result he received the shares indicated in this column.

(8) The closing price of our common stock on The NASDAQ Global Market was $3.76 on June 14, 2007 and $3.38 on November 13, 2007.

Nonqualified Deferred Compensation Table

The following table provides information with respect to the non-qualified deferred compensation activity for fiscal 2008 for the named executive officers.

                                    Aggregate          Aggregate             Aggregate
                                    Earnings in       Withdrawals            Balance at
                                    Last Fiscal       Distributions          Last Fiscal
           Name                        Year               ($)                   Year
---------------------------         -----------       ------------           -----------
Subramanian "Sundi" Sundare(1)    $     29,927      $     683,964 (1)      $         --

Christopher G. O'Meara            $         --      $          --          $         --

Mary L. Dotz                      $         --      $          --          $         --

Marcus D. Lowe                    $         --      $          --          $         --

Manoj Goyal                       $        407      $          --          $     10,668

Stephen Terlizzi                  $         --      $          --          $         --

(1) All contributions were made by Mr. Sundaresh during his pervious employment with Adaptec from 1993 through 1998. The plan which these deposits were held under was terminated in fiscal 2008 and all amounts were distributed to Mr. Sundaresh.

Potential Payments upon Termination or Change in Control

The following table describes the potential payments and benefits upon termination of our named executive officers' employment before or after a change in control of Adaptec, as if each officer's employment terminated as of March 31, 2008. For purposes of valuing the severance and vacation payout payments in the table below, we used each officer's base salary rate in effect on March 31, 2008, and the number of accrued but unused vacation days on March 31, 2008.

                                                                                                                Termination
                                                                                                                Without Cause or
                                                                                                                a Constructive
                                                                      Termination                                  Termination
                                                                     Without Cause             Change            After a Change
                                                                    Prior to Change              in                in Control
                    Name                        Benefits               in Control              Control                 (1)
         --------------------------       --------------------   --------------------    -----------------    -------------------
         Subramanian "Sundi" Sundaresh         Severance         $           450,000                   --     $          675,000
                                                 Bonus           $                --                   --     $          382,500
                                          Equity Acceleration (2)$                --     $        183,750     $          551,250
                                             Cobra Premium    (3)$            17,184                   --     $           17,184
                                            Vacation Payout      $            37,542                   --     $           37,542
                                              Perquisites     (4)$            10,000                   --     $           10,000
         --------------------------       --------------------   --------------------    -----------------    -------------------
         Christopher G. O'Meara    (5)         Severance         $           325,000                   --                     --
                                                 Bonus                            --                   --                     --
                                          Equity Acceleration (2)                 --                   --                     --
                                             Cobra Premium    (3)$             5,742                   --                     --
                                            Vacation Payout      $            27,283                   --                     --
                                              Perquisites     (4)                 --                   --                     --
         --------------------------       --------------------   --------------------    -----------------    -------------------
         Mary L. Dotz                          Severance         $           198,750                   --     $          198,750
                                                 Bonus                            --                   --     $          132,500
                                          Equity Acceleration (2)                 --     $         36,750     $          147,000
                                             Cobra Premium    (3)$             4,307                   --     $            4,307
                                            Vacation Payout                       --                   --     $               --
                                              Perquisites     (4)$             5,000                   --     $            5,000
         --------------------------       --------------------   --------------------    -----------------    -------------------
         Marcus D. Lowe                        Severance         $           195,000                   --     $          260,000
                                                 Bonus                            --                   --     $          130,000
                                          Equity Acceleration (2)                 --     $         64,680     $          194,040
                                             Cobra Premium    (3)$             4,307                   --     $            5,742
                                            Vacation Payout      $            37,078                   --     $           37,078
                                              Perquisites     (4)$            10,000                   --     $           10,000
         --------------------------       --------------------   --------------------    -----------------    -------------------
         Manoj Goyal               (5)         Severance         $           191,250                   --                     --
                                                 Bonus                            --                   --                     --
                                          Equity Acceleration (2)                 --                   --                     --
                                             Cobra Premium    (3)$            12,888                   --                     --
                                            Vacation Payout      $            10,172                   --                     --
                                              Perquisites     (4)$             4,500                   --                     --
         --------------------------       --------------------   --------------------    -----------------    -------------------
         Stephen Terlizzi          (5)         Severance         $           172,500                   --                     --
                                                 Bonus                            --                   --                     --
                                          Equity Acceleration (2)                 --                   --                     --
                                             Cobra Premium    (3)$            12,888                   --                     --
                                            Vacation Payout      $             4,091                   --                     --
                                              Perquisites     (4)$             3,500                   --                     --
         --------------------------       --------------------   --------------------      ---------------    -------------------
                                       Total Value            $         1,738,982     $        285,180     $        2,797,893
         --------------------------       --------------------   --------------------    -----------------    -------------------

(1) A "constructive termination" event is (1) a material reduction of the annual base and target incentive compensation specified in the officer's employment agreement to which he does not consent, (2) a failure of Adaptec's successor after a change of control to assume the officer's employment agreement, (3) a substantial change in the officer's position or responsibility or (4) the officer's position relocates to more than 25 additional commute miles (one way).

(2) Under our 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, in the event of a Change in Control, any awards outstanding upon the date of such Change in Control will have their vesting accelerated as of the date of such Change in Control as to an additional 25% of the shares subject to such awards. As discussed in "Compensation Discussion and Analysis," future equity awards will not contain this "single trigger" acceleration. If within 12 months following a Change in Control, an employee is terminated by the successor employer for any reason, such employee's outstanding awards that are not yet exercisable and vested on the date of such Change in Control shall become 100% vested and exercisable. The value of the equity acceleration was calculated based on the assumption that the change in control occurred and the officer's employment terminated on March 31, 2008, and that the fair market value per share of our common stock on that date was $2.94, which was the closing trading price of our common stock on The NASDAQ Global Market on March 31, 2008. The value of option vesting acceleration was calculated by multiplying the number of unvested shares subject to acceleration by the difference between $2.94 and the exercise price per share of the accelerated option. The value of stock vesting acceleration was calculated by multiplying the number of unvested shares by $2.94.

(3) COBRA payout amounts are estimated based on the monthly premium.

(4) Perquisites consist of outplacement services through the use of a company or consultant in an amount not to exceed to the values shown in the table.

(5) Messrs. O'Meara, Goyal and Terlizzi are no longer our employees. Vacation amounts reflect payments received upon termination. For these individuals, there is no potential additional payout due to a change in control as of year ended the date of this proxy.

Director Compensation

Overview

Our one director who is a company employee - Mr. Sundaresh - receives no additional or special compensation for serving as a director. Our non-employee directors receive a combination of cash and equity compensation for serving on our Board. In addition, we reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Cash Compensation

Our non-employee directors receive (1) an annual cash retainer of $6,500 per fiscal quarter, (2) a per-meeting retainer of $3,000 for each Board meeting attended (either in person or by telephone); however, the Chairperson of the Board may designate a given meeting as a $2,000-reduced-fee meeting and (3) a per-meeting retainer of $1,200 for each Board committee meeting attended that the Chairperson of the committee designates a formal meeting. These amounts are paid quarterly.

Equity Compensation

Our 2006 Director Plan is a "discretionary" plan and does not provide for automatic granting of options and other equity awards to our non-employee directors. Instead, our Board of Directors approves stock options and equity awards under that plan. We anticipate that the Board of Directors will generally grant stock options and shares of restricted common stock to our non-employee directors that will vest in one to three years. Additionally, for affiliated non-employee directors, we anticipate that the Board of Directors will continue to grant restricted stock units and stock appreciation rights to achieve consistency in their equity compensation with that of non-affiliated directors.

Director Compensation Table

 The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Sundaresh, our Chief Executive Officer, who receives no additional compensation for his service on our Board) for some portion or all of fiscal 2008. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees, made any equity or non-equity awards, or paid any other compensation to directors.

                                                       Restricted Stock
                                                        Or Restricted         Option
                                   Fees Earned           Stock Unit         Awards ($)
          Name                  or Paid in Cash ($)    Awards ($) (1)           (1)               Total
-------------------------    ---------------------   -------------------  -------------    -----------------
Jon S. Castor                $            116,175    $         53,629 (2) $     21,646 (5) $        191,450

Joseph S. Kennedy            $             66,900    $         27,966 (2) $      7,184 (5) $        102,050

Robert J. Loarie             $             85,100    $         27,966 (2) $      7,184 (5) $        120,250

D. Scott Mercer              $             86,488    $         27,966 (2) $     28,793 (5) $        143,246

Judith M. O'Brien (7)        $             78,038    $         41,703     $     10,956     $        130,697

Charles J. Robel  (7)        $             80,400    $         16,040     $      9,180     $        105,620

Douglas E. Van Houweling     $             84,700    $         27,966 (2) $      7,184 (5) $        119,850

John Mutch                   $             28,900    $          4,292 (3) $      3,060 (6) $         36,253

Jack L. Howard               $             24,563    $          1,952 (4) $         --               26,514

John J. Quicke               $             27,275    $          1,952 (4) $         --               29,227

  (1) These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for fiscal 2008 in accordance with SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts.  Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 8 to the Consolidated Financial Statements.

  (2) We awarded each of Mr. Castor, Mr. Kennedy, Mr. Loarie, Mr. Mercer, and Mr. Van Houweling 6,250 shares of restricted stock on December 13, 2007. These awards became fully vested on May 31, 2008.

  (3) We awarded Mr. Mutch 16,250 shares of restricted stock on December 13, 2007. This award shall vest with respect to 33-1/3% of the shares on the first anniversary of the grant date, and with respect to 8-1/3% of the shares quarterly thereafter.

  (4) We awarded each of Mr. Howard Mr. Quicke 16,250 restricted stock units on February 07, 2008. These restricted stock units shall vest with respect to 33-1/3% of the shares on the first anniversary of the grant date, and with respect to 8- 1/3% of the shares quarterly thereafter.

  (5) We granted each of Mr. Castor, Mr. Kennedy, Mr. Loarie, Mr. Mercer, and Mr. Van Houweling options to purchase 12,500 shares of our common stock on December 13, 2007. These options vested with respect to 25% of the shares covered by the option on a quarterly basis (with the first vesting date being August 31, 2007) such that the option became fully vested on May 31, 2008.

  (6) We granted Mr. Mutch an option to purchase 32,500 shares of our common stock on December 13, 2007. This option shall vest with respect to 33-1/3% of the shares covered by the option on the first anniversary of the grant date and with respect to 8-1/3% of the shares covered by the option quarterly thereafter.

  (7) Ms. O'Brien and Mr. Robel resigned did not stand for re-election at our Annual Meeting of Stockholders held on December 13, 2007.

In addition, we granted each of Mr. Howard and Mr. Quicke stock appreciation rights covering 32,500 shares of our common stock on February 07, 2008. These stock appreciation rights vest with respect to 33-1/3% of the award on the first anniversary of the grant date and with respect to 8-1/3% of the award quarterly thereafter. There was no expense incurred in fiscal 2008 related to these stock appreciation rights.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Castor (Chairman), Mr. Loarie and Mr. Quicke, none of whom has any interlocking relationships, as defined by the SEC.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended March 31, 2008.

THE COMPENSATION COMMITTEE

Jon S. Castor

Robert J. Loarie

John J. Quicke

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of our common stock as of May 21,2008 by (a) each beneficial owner of 5% or more of our outstanding stock known to us, (b) each of our directors, (c) each of our named executive officers and (d) all of our directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on approximately 120,645,945 shares of our common stock outstanding as of May 21, 2008. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Adaptec, Inc., 691 South Milpitas Boulevard, Milpitas, California 95035.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after May 21, 2008, including through the exercise of any equity award. The "Percentage of Shares" column treats as outstanding all shares underlying equity awards held by the stockholder, but not shares underlying equity awards held by other stockholders.

                                               Adaptec Shares Beneficially Owned
                                             ---------------------------------------
                                                                      Percentage
                                                                       of Shares
      Name of Beneficial Owner               Number of Shares (1)     Outstanding
      --------------------------------       -----------------     -----------------
      Directors and Executive Officers:
      --------------------------------
      Jon S. Castor                                    51,250                      *
      --------------------------------       -----------------     -----------------
      Jack L. Howard                                       --                      *
      --------------------------------       -----------------     -----------------
      Joseph S. Kennedy                               140,000                      *
      --------------------------------       -----------------     -----------------
      Robert J. Loarie (2)                            192,604                      *
      --------------------------------       -----------------     -----------------
      D. Scott Mercer                                 160,000                      *
      --------------------------------       -----------------     -----------------
      John Mutch                                       16,250                      *
      --------------------------------       -----------------     -----------------
      John J. Quicke                                       --                      *
      --------------------------------       -----------------     -----------------
      Douglas E. Van Houweling                        140,000                      *
      --------------------------------       -----------------     -----------------
      Subramanian "Sundi" Sundaresh                   757,128                      *
      --------------------------------       -----------------     -----------------
      Marcus D. Lowe                                  286,528                      *
      --------------------------------       -----------------     -----------------
      Mary L. Dotz                                     50,000                      *
      --------------------------------       -----------------     -----------------
      Directors and Executive Officers              1,793,760                  1.49%
         as a group (11 persons)
      --------------------------------       -----------------     -----------------

      5% Stockholder:
      --------------------------------
      Steel Partners II, L.P.         (3)          19,107,826                 15.84%
      --------------------------------       -----------------     -----------------
      Dimensional Fund Advisors, L.P. (4)           9,791,284                  8.12%
      --------------------------------       -----------------     -----------------
      Renaissance Technologies LLC    (5)           9,534,100                  7.90%
      --------------------------------       -----------------     -----------------
      Donald Smith & Co., Inc.        (6)           8,185,464                  6.78%
      --------------------------------       -----------------     -----------------
      Barclays Global Investors, N.A. (7)           6,578,643                  5.45%
      --------------------------------       -----------------     -----------------

* Less than 1% ownership.

(1) Includes the following shares that may be acquired upon exercise of stock options granted under our stock option plans within 60 days after May 21, 2008, and the following restricted shares that have been awarded but have not yet released as of May 21, 2008.

                                                       Number of
                                                       Restricted
       Name                Number of Options             Stock
-------------------        ------------------        ---------------
Jon S. Castor                         28,750                  6,250

Joseph S. Kennedy                    127,500                  6,250

Robert J. Loarie                     132,500                  6,250

D. Scott Mercer                      147,500                  6,250

Douglas E. Van Houweling             127,500                  6,250

John Mutch                                --                 16,250

Jack L. Howard                            --                     --

John J. Quicke                            --                     --

Subramanian "Sundi" Sundare          454,999                250,000

Marcus D. Lowe                       198,332                 88,000

Mary L. Dotz                              --                 50,000

Directors and executive            1,217,081                435,500
   officers as a group

(2) Includes 53,854 shares held in the name of a trust for the benefit of Mr. Loarie and his family.

(3) Steel Partners II, L.P. ("Steel Partners") has sole voting and dispositive power over all of the shares. Steel Partners, L.L.C. is the general partner of Steel Partners. The sole executive officer and managing member of Steel Partners, L.L.C. is Warren G. Lichtenstein, who is Chairman of the Board, Chief Executive Officer and Secretary. By virtue of his positions with Steel Partners, L.L.C. and Steel Partners, Mr. Lichtenstein has the power to vote and dispose of all of the shares. Steel Partners' address is 590 Madison Avenue, 32nd Floor, New York, New York 10022. As of June 11, 2008, Steel Partners owned 19,653,450 shares.

(4) Dimensional Fund Advisors, L.P. ("Dimensional") reported that it has sole voting power and dispositive power with respect to all of the shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are collectively referred to as the "Funds"). All of the shares are owned of record by the Funds. Dimensional's address is 1299 Ocean Avenue, Santa Monica, California 90401. All information regarding Dimensional is based solely upon Amendment No. 1 to its Schedule 13G/A filed by it with the SEC on February 6, 2008.

(5) Renaissance Technologies LLC ("Renaissance") reported that both it and James H. Simons, who controls Renaissance, have sole voting power and dispositive power with respect to all of the shares. Renaissance's address is 800 Third Avenue, New York, New York 10022. All information regarding Renaissance is based solely upon the Schedule 13G filed by it with the SEC on February 13, 2008.

(6) Donald Smith & Co., Inc. ("Donald Smith") reported that it has sole voting power with respect to 7,489,414 shares and sole dispositive power with respect to all of the shares. All of the shares are owned of record by advisory clients of Donald Smith. Donald Smith's address is 152 West 57th Street, New York, New York 10019. All information regarding Dimensional is based solely upon the Schedule 13G filed by it with the SEC on February 8, 2008.

(7) Barclays Global Investors, N.A. reported that it had sole voting power with respect to 2,261,112 shares and sole dispositive power with respect to 2,714,101 shares, Barclays Global Fund Advisors had sole voting power with respect to 2,749,501 shares and sole dispositive power with respect to 3,740,602 shares and that Barclays Global Investors, Ltd. had sole dispositive power with respect to 123,940 shares. The address of each of Barclays Global Investors, N.A. and Barclays Global Fund Advisors is 45 Fremont Street, San Francisco, California 94105. The address of Barclays Global Investors, Ltd. is Murray House, 1 Royal Mint Court, London, England EC3N 4HH. All information regarding these entities is based solely upon the Schedule 13G filed by them with the SEC on February 5, 2008.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2008 regarding equity awards under our 2004 Equity Incentive Plan; Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan; Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan; 2000 Non-statutory Stock Option Plan; 1999 Stock Plan; 1990 Stock Plan; Distributed Processing Technology Corp. Omnibus Stock Option Plan; Stargate Solutions, Inc. 1999 Incentive Stock Plan; Eurologic Systems Group Limited 1998 Share Option Plan; 2006 Director Option Plan; 2000 Director Option Plan; 1990 Directors' Option Plan, and any amendments to such plans:

                                           Equity Compensation Plan Information Table
                                ------------------------------------------------------------
                                       (a)                (b)                 (c)
                                -----------------  ------------------  ------------------
                                   Number of                               Number of
                                Securities to be    Weighted-avarage       Securities
                                   Issued upon          Exercise       Remaining Available
                                   Exercise of         Price of        for Future Issuance
                                   Outstnading        Outstanding         under Equity
                                    Options,            Options,       Compensation Plan
                                    Warrants           Warrants            Warrants
        Plan Category              and Rights          and Rights          and Rights

------------------------------  -----------------  ------------------  ------------------
Equity compensation plans             11,022,110                5.39          21,538,679 (1)
apprived by security holders

Equity compensation plans not            113,378                3.07                  --
approved by security holders (2)
------------------------------  -----------------                      ------------------
Total                                 11,135,488                5.36          21,538,679
                                =================                      ==================

  Of these shares, 20,041,179 shares are available for issuance under our 2004 Equity Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units, and 1,497,500 shares remain available for issuance under the Adaptec, Inc. 2006 Director Plan. Of the shares available for issuance under the 2006 Director Plan, a maximum of 600,000 shares in the aggregate may be issued as restricted stock or restricted stock units.

  Includes options to purchase 1,232,491 shares of our common stock issued under the Snap Appliance and Broadband Storage stock option plans that we assumed in connection with the acquisition of Snap Appliance in July 2004, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,232,491 shares, options to purchase 34,091 shares of our common stock were outstanding at March 31, 2008, having a weighted average exercise price of $1.9163. Also includes options to purchase 1,130,525 shares of our common stock issued under the Distributed Processing Technology stock option plan that we assumed in connection with the acquisition of that company in December 1999, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,130,525 shares, options to purchase 39,024 shares of our common stock were outstanding at March 31, 2008, having a weighted average exercise price of $5.2764 per share. Also includes options to purchase 2,336,037 shares of our common stock issued under the Stargate Solutions stock option plan that we assumed in connection with the acquisition of Platys Communications in August 2001, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 2,336,037 shares, options to purchase 29,727 shares of our common stock were outstanding at March 31, 2008, having a weighted average exercise price of $0.1977 per share. Also includes options to purchase 498,789 shares of our common stock issued under the Eurologic stock option plan that we assumed in April 2003 in connection with the acquisition of Eurologic Systems Group Ltd., after giving effect to the exchange ratio for such acquisition. Of these options to purchase 498,789 shares, options to purchase 10,536 shares of our common stock were outstanding at March 31, 2008, having a weighted average exercise price of $6.7043 per share. No further awards will be made under any of the assumed stock option plans described above.

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

Certain Related Party Transactions

Settlement Agreement with Steel Partners

On October 26, 2007, we entered into a Settlement Agreement (the "Settlement Agreement") with Steel Partners, L.L.C. and Steel Partners II, L.P. (collectively, "Steel Partners") to end the election contest that was to occur at our 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel Partners, our largest stockholder, beneficially owned approximately 16.239% of our common stock as of June 11, 2008.

Pursuant to the Settlement Agreement, we agreed:

  To increase the size of our Board of Directors from eight to nine members prior to the Annual Meeting;

  That Judith M. O'Brien and Charles J. Robel would not stand for re-election at the Annual Meeting;

  To nominate, recommend, support and solicit proxies for each of Jack L. Howard, John J. Quicke and John Mutch (collectively, the "Steel Partners Nominees") for election to our Board of Directors at the Annual Meeting;

  Following the election of the Steel Partners Nominees to our Board of Directors at the Annual Meeting, to appoint John Mutch to our Audit Committee, John J. Quicke to our Compensation Committee and Jack L. Howard to our Nominating and Governance Committee;

  In the event of a vacancy of a Steel Partners Nominee prior to our 2008 Annual Meeting of Stockholders, to allow Steel Partners to designate another person to our Board of Directors to fill the vacancy;

  To appoint a Steel Partners Nominee to any committee of our Board of Directors, if established in the future

  That during the period from the date of the Annual Meeting to the date of our 2008 Annual Meeting of Stockholders, the size of our Board of Directors will not exceed nine members;

  That during the period from October 26, 2007 to immediately following the Annual Meeting, we would not enter into any binding agreement or arrangement related to any acquisition or purchase of assets or a business that constitutes 20% or more of our net revenues, net income or assets, or 20% or more of any class or series of our securities, unless either (1) the binding agreement or arrangement requires us to obtain the approval of our stockholders to complete the transaction or (2) Steel Partners provides its prior written approval of such transaction;

  That following the Annual Meeting, we and the Steel Partners Nominees would review our business, financial condition, results of operations and outlook and will use commercially reasonable efforts to develop a set of mutually agreeable goals for improving our performance. After we agree upon these goals, we and the Steel Partners Nominees would use commercially reasonable efforts to engage as soon as reasonably practicable, but no later than 60 days after developing the mutually agreed upon goals, a third-party consultant to assist us in making recommendations to achieve these goals; and

  To reimburse Steel Partners up to $50,000 for expenses that it incurred in connection with its activities relating to the Annual Meeting, including the Settlement Agreement.

Pursuant to the Settlement Agreement, Steel Partners agreed:

  To be present at the Annual Meeting and to vote all of the shares of our common stock that it beneficially owned at the Annual Meeting in favor of the election of each of our incumbent directors; and

  To refrain from taking certain actions during the period beginning on October 26, 2007 and ending immediately following the Annual Meeting, including: taking certain actions with respect to tender or exchange offers, business combination transactions and election contests; selling the shares of our common stock that it beneficially owned; and seeking to amend our certificate of incorporation or bylaws.

In December 2007, we held our 2007 Annual Meeting of Stockholders, at which our stockholders elected nine directors to our Board of Directors, including each of the Steel Partners Nominees. Mr. Quicke is an Operating Partner of Steel Partners, Ltd., a management advisory company that provides management advisory services to Steel Partners II, L.P. and its affiliates, and Mr. Howard is Vice Chairman of Steel Partners, Ltd. Steel represented to us in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. Mr. Quicke was appointed to our Compensation Committee, Mr. Howard was appointed to our Nominating and Governance Committee and Mr. Mutch was appointed to our Audit Committee. We have compensated each of the Steel Partners Nominees with equity awards or equity based awards as described in Item 11 under the caption "Director Compensation."

The Settlement Agreement terminated immediately following the Annual Meeting, except as to specific provisions as set forth in the Settlement Agreement.

Indemnification Arrangements

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

Other than as set forth in this section and the compensation arrangements set forth in Item 11 of this Form 10- K, since April 1, 2007 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

Our Chief Executive Officer, Subramanian "Sundi" Sundaresh, is a member of our Board of Directors. Each of our non-employee directors, Jon S. Castor, Joseph S. Kennedy, D. Scott Mercer, John Mutch, John J. Quicke, Jack L. Howard and Douglas E. Van Houweling, qualifies as "independent" in accordance with the rules of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, including that a director may not be our employee and that the director has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director's independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents information regarding the fees estimated and billed by PricewaterhouseCoopers LLP and affiliated entities (collectively, "PricewaterhouseCoopers") for our 2008 and 2007 fiscal years.

                                 for the Year Ended March 31,
                               --------------------------------
     Nature of Services             2008             2007
-----------------------------  ---------------  ---------------
Audit Fees                   $      1,692,000 $      1,570,000

Audit-Related Fees                    182,000               --

Tax Fees                              153,000          164,000

All Other Fees                             --               --
-----------------------------  ---------------  ---------------
Total Fees                   $      2,027,000 $      1,734,000
                               ===============  ===============

Audit Fees. This category includes professional services rendered for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category includes professional services rendered by Pricewaterhouse Coopers that were related to due diligence on a potential acquisition.

Tax Fees. This category includes professional services rendered by PricewaterhouseCoopers that were related to tax advice, tax compliance and foreign tax matters.

All Other Fees. We did not incur any Other Fees during these periods.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company's principal accountants be approved in advance by the Audit Committee of the Board, subject to a de minimis exception set forth in the SEC rules (the "De Minimis Exception"). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect. In the 2008 and 2007 fiscal years, the Audit Committee followed SEC guidelines in approving all services rendered by PricewaterhouseCoopers.

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

(c) Financial Statement Schedules

See Item 15(a)(2), above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adaptec, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2008 and March 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, effective April 1, 2006, the Company changed the manner in which it accounts for stock-based compensation.

As discussed in Note 13 to the Consolidated Financial Statements, effective April 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 13, 2008

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                  (in thousands, except per share amounts)
Net revenues                                                     $    167,400  $    255,208  $    344,142
Cost of revenues                                                      104,927       173,974       230,249
                                                                  ------------  ------------  ------------
    Gross profit                                                       62,473        81,234       113,893
                                                                  ------------  ------------  ------------
Operating expenses:
    Research and development                                           39,804        56,573        68,179
    Selling, marketing and administrative                              57,351        61,325        72,376
    Amortization of acquisition-related intangible assets               2,893         5,996         9,234
    Restructuring charges                                               6,273         3,711        10,430
    Goodwill impairment                                                    --            --        90,602
    Other charges (gains)                                              (3,371)       14,700        11,603
                                                                  ------------  ------------  ------------
        Total operating expenses                                      102,950       142,305       262,424
                                                                  ------------  ------------  ------------
Loss from continuing operations                                       (40,477)      (61,071)     (148,531)
Interest and other income                                              31,335        25,618        17,621
Interest expense                                                       (3,646)       (3,405)       (3,314)
                                                                  ------------  ------------  ------------
Loss from continuing operations before income taxes                   (12,788)      (38,858)     (134,224)
Provision for (benefit from) income taxes                              (2,694)      (63,704)        1,608
                                                                  ------------  ------------  ------------
Income (loss) from continuing operations, net of taxes                (10,094)       24,846      (135,832)
                                                                  ------------  ------------  ------------
Discontinued operations, net of taxes:
    Loss from discontinued operations, net of taxes                        --          (546)      (22,410)
    Income from disposal of discontinued operations, net of taxes         479         6,543         9,810
                                                                  ------------  ------------  ------------
        Income (loss) from discontinued operations, net of taxes          479         5,997       (12,600)
                                                                  ------------  ------------  ------------
Net income (loss)                                                $     (9,615) $     30,843  $   (148,432)
                                                                  ============  ============  ============

Income (loss) per share:
    Basic:
        Continuing operations                                    $      (0.09) $       0.21  $      (1.20)
        Discontinued operations                                  $       0.00  $       0.05  $      (0.11)
        Net income (loss)                                        $      (0.08) $       0.26  $      (1.31)
    Diluted:
        Continuing operations                                    $      (0.09) $       0.20  $      (1.20)
        Discontinued operations                                  $       0.00  $       0.04  $      (0.11)
        Net income (loss)                                        $      (0.08) $       0.25  $      (1.31)

Shares used in computing income (loss) per share:
    Basic                                                             118,613       116,602       113,405
    Diluted                                                           118,613       136,690       113,405

ADAPTEC, INC.
 CONSOLIDATED BALANCE SHEETS

                                                                         March 31,
                                                                   ------------------------
                                                                      2008         2007
                                                                   -----------  -----------
                                                                   (in thousands, except
                                                                     per share amounts)
Assets
Current assets:
    Cash and cash equivalents                                     $   239,911  $    95,922
    Marketable securities                                             386,305      476,501
    Restricted marketable securities                                    1,670        1,660
    Accounts receivable, net of allowance for doubtful accounts
        of $258 in 2008 and $519 in 2007                               23,204       34,127
    Inventories                                                         9,926       28,717
    Prepaid expenses                                                    1,344        1,403
    Other current assets                                               19,063       30,429
    Assets held for sale                                                   --       12,509
                                                                   -----------  -----------
        Total current assets                                          681,423      681,268
Property and equipment, net                                            13,284       15,852
Restricted marketable securities, less current portion                     --        1,584
Other intangible assets, net                                               --        7,011
Other long-term assets                                                  5,380        9,687
                                                                   -----------  -----------
Total assets                                                      $   700,087  $   715,402
                                                                   ===========  ===========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $    12,311  $    28,101
    Accrued and other liabilities                                      19,128       37,134
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")         225,321           --
                                                                   -----------  -----------
        Total current liabilities                                     256,760       65,235

3/4% Notes, less current portion                                           --      225,000
Other long-term liabilities                                             9,335        3,009
Deferred income taxes                                                   9,896           --
                                                                   -----------  -----------
        Total liabilities                                             275,991      293,244
                                                                   -----------  -----------
Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock; $0.001 par value
    Authorized shares, 1,000; Series A shares, 250 designated;
        outstanding shares, none                                           --           --
    Common stock; $0.001 par value
    Authorized shares, 400,000; outstanding shares, 120,920 as of
        March 31, 2008 and 118,856 as of March 31, 2007                   121          119
    Additional paid-in capital                                        199,289      190,236
    Accumulated other comprehensive income, net of taxes                6,993        3,178
    Retained earnings                                                 217,693      228,625
                                                                   -----------  -----------
        Total stockholders' equity                                    424,096      422,158
                                                                   -----------  -----------
Total liabilities and stockholders' equity                        $   700,087  $   715,402
                                                                   ===========  ===========

ADAPTEC, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended March 31,
                                                                               -------------------------------
                                                                                 2008       2007       2006
                                                                               ---------  ---------  ---------
                                                                                          (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                             $  (9,615) $  30,843  $(148,432)
Less: Income (loss) from discontinued operations, net of taxes                      479      5,997    (12,600)
                                                                               ---------  ---------  ---------
Income (loss) from continuing operations, net of taxes                          (10,094)    24,846   (135,832)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used for) operating activities:
    Stock-based compensation                                                      6,628      8,473      1,653
    Inventory-related charges                                                     6,916     12,942     10,671
    Depreciation and amortization                                                 8,254     17,326     25,887
    Impairment of goodwill and intangible assets                                  2,545     13,203    100,626
    Loss (gain) on sale of long-lived assets                                     (6,215)        --      1,579
    Non-cash effect of tax settlement                                                --    (60,221)        --
    Loss on extinguishment of debt                                                   --         --         80
    Other non-cash items                                                            115      1,688      1,267
Changes in assets and liabilities:
    Accounts receivable                                                          10,920     12,745     22,289
    Inventories                                                                  10,104     (8,622)     8,003
    Prepaid expenses and other current assets                                     6,515     18,794     (5,354)
    Other assets                                                                  2,497    (12,038)      (419)
    Accounts payable                                                            (15,878)   (11,442)   (21,366)
    Other liabilities                                                            (4,259)   (10,125)   (22,245)
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Operating Activities of Continuing Operations     18,048      7,569    (13,161)
Net Cash Provided by Operating Activities of Discontinued Operations              4,746      7,239      6,051
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Operating Activities                              22,794     14,808     (7,110)
                                                                               ---------  ---------  ---------
Cash Flows From Investing Activities:
Proceeds from the sale of the IBM i/p and systems business                           --         --     33,630
Proceeds from the sale of the Singapore manufacturing assets                         --         --     25,986
Proceeds from sale of long-lived assets                                          19,881         --      2,684
Purchases of property and equipment                                              (1,578)    (3,733)    (7,058)
Purchases of marketable securities                                             (181,295)  (301,524)  (596,866)
Sales of marketable securities                                                  175,603    209,116    217,186
Maturities of marketable securities                                             100,777     46,846     37,090
Maturities of restricted marketable securities                                    1,688      1,688      1,688
Payment of holdbacks in connection with acquisitions of Platys and Eurologic         --     (1,507)        --
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Investing Activities of Continuing Operations    115,076    (49,114)  (285,660)
Net Cash Used in Investing Activities of Discontinued Operations                     --         --     (1,655)
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used in) Investing Activities                             115,076    (49,114)  (287,315)
                                                                               ---------  ---------  ---------
Cash Flows From Financing Activities:
Repurchases and redemption on long-term debt                                         --    (10,637)   (24,309)
Proceeds from the issuance of common stock                                        3,179      7,438      9,388
                                                                               ---------  ---------  ---------
Net Cash Provided by (Used  in) Financing Activities                              3,179     (3,199)   (14,921)
                                                                               ---------  ---------  ---------
Effect of Foreign Currency Translation on Cash and Cash Equivalents               2,940      2,054       (869)
                                                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents                            143,989    (35,451)  (310,215)
Cash and Cash Equivalents at Beginning of Year                                   95,922    131,373    441,588
                                                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year                                      $ 239,911  $  95,922  $ 131,373
                                                                               =========  =========  =========

ADAPTEC, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Additional
                                                 Common Stock       Additional   Deferred       Other
                                              --------------------   Paid-in   Stock-based   Comprehensive Retained
                                               Shares     Amount     Capital   Compensation  Income (Loss) Earnings     Total
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
                                                                               (in thousands)
Balance, March 31, 2005                        112,339  $     112  $ 165,707  $     (2,416) $        706  $ 346,214  $ 510,323
Components of comprehensive loss:
    Net loss                                        --         --         --            --            --   (148,432)  (148,432)
    Unrealized losses on available-for-sale
        investments, net of taxes                   --         --         --            --        (2,687)        --     (2,687)
    Foreign currency translation
        adjustment, net of taxes                    --         --         --            --          (800)        --       (800)
                                                                                                                      ---------
        Total comprehensive loss, net of taxes                                                                        (151,919)

Sale of common stock under employee
    stock purchase and option plans              3,131          3      9,385            --            --         --      9,388
Amortization of deferred
    stock-based compensation                        --         --         --         1,653            --         --      1,653
Adjustment of deferred
    stock-based compensation                        (3)        --       (444)          444            --         --         --
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
Balance, March 31, 2006                        115,467        115    174,648          (319)       (2,781)   197,782    369,445
Components of comprehensive income:
    Net income                                      --         --         --            --            --     30,843     30,843
    Unrealized gains on available-for-sale
        investments, net of taxes                   --         --         --            --         3,792         --      3,792
    Foreign currency translation
        adjustment, net of taxes                    --         --         --            --         2,167         --      2,167
                                                                                                                      ---------
        Total comprehensive income, net of taxes                                                                        36,802

Sale of common stock under employee
    stock purchase and option plans              2,334          4      7,434            --            --         --      7,438
Net issuance of restricted shares                1,055         --        843            --            --         --        843
Adjustment to stock-based compensation              --         --       (319)          319            --         --         --
Stock-based compensation                            --         --      7,630            --            --         --      7,630
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
Balance, March 31, 2007                        118,856        119    190,236            --         3,178    228,625    422,158
Cumulative effect adjustment, net of taxes
    related to the adoption of FIN 48               --         --         --            --            --     (1,317)    (1,317)
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
    Adjusted balance                           118,856        119    190,236            --         3,178    227,308    420,841
Components of comprehensive loss:
    Net loss                                        --         --         --            --            --     (9,615)    (9,615)
    Unrealized gains on available-for-sale
        investments, net of taxes                   --         --         --            --         1,861         --      1,861
    Foreign currency translation
        adjustment, net of taxes                    --         --         --            --         1,954         --      1,954
                                                                                                                      ---------
        Total comprehensive loss, net of taxes                                                                          (5,800)

Sale of common stock under employee
    stock purchase and option plans              1,035          3      3,176            --            --         --      3,179
Net issuance of restricted shares                1,187         --         --            --            --         --         --
Net settlement of restricted shares               (158)        (1)      (751)           --            --         --       (752)
Stock-based compensation                            --         --      6,628            --            --         --      6,628
                                              ---------  ---------  ---------  ------------  ------------  ---------  ---------
Balance, March 31, 2008                        120,920  $     121  $ 199,289  $         --  $      6,993  $ 217,693  $ 424,096
                                              =========  =========  =========  ============  ============  =========  =========

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Description

Adaptec, Inc. ("Adaptec" or the "Company") provides storage solutions that reliably move, manage, store and protect critical data and digital content. The Company delivers software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEMs and through distribution channel partners. The Company's software and hardware products range from HBAs, RAID controllers, host RAID software, Adaptec RAID Code software, Advanced Data Protection software, Storage Management software, Snapshot software and other solutions that span SCSI, SAS, SATA, and iSCSI interface technologies. The Company's Snap Servers offer NAS solutions for both fixed capacity and modular expandability. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability.

Basis of Presentation

The Company's consolidated financial statements include the accounts of Adaptec and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Key acronyms used in the Company's industry and accounting rules and regulations referred to within the Notes to the Consolidated Financial Statements are listed in alphabetical order in Note 21 to the Consolidated Financial Statements.

Use of Estimates and Reclassifications

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. The actual results the Company experiences may differ materially and adversely from its original estimates.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation relating to discontinued operations as discussed further in Note 2 to the Consolidated Financial Statements. Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

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

Derivative Financial Instruments

The Company did not enter into forward exchange or other derivative foreign currency contracts during the fiscal years ended March 31, 2008, 2007 and 2006. The Company does not hold or issue foreign exchange contracts for trading or speculative purposes. In connection with the issuance of its 3/4% Notes due 2023, the Company entered into a derivative financial instrument to repurchase its common stock, at the Company's option, at specified prices in the future to mitigate potential dilution as a result of the conversion of the 3/4% Notes (see Note 7 to the Consolidated Financial Statements).

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics.

The related cost basis and the estimated fair value for the Company's 3/4% Notes at March 31, 2008 was $225.0 million and $216.0 million, respectively. The related cost basis and the estimated fair value for the Company's 3/4% Notes at March 31, 2007 was $225.0 million, and $204.8 million, respectively. The Company's convertible debt is recorded at the carrying values, not the estimated fair values.

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

Restricted marketable securities consist of United States government securities that are required as security under the indenture related to the 3/4% Notes (see Note 7 to the Consolidated Financial Statements for further discussion).

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

The Company sells its products to OEMs, distributors and retailers throughout the world. Sales to customers are predominantly denominated in United States dollars and, as a result, the Company believes its foreign currency risk relating to sales is minimal. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable.

Three customers accounted for 17%, 16% and 16% of gross accounts receivable at March 31, 2008. Four customers accounted for 23%, 22%, 11% and 11% of gross accounts receivable at March 31, 2007. In fiscal 2008, IBM and Ingram Micro accounted for 34% and 11% of the Company's total net revenues, respectively. In fiscal 2007, IBM and Dell accounted for 34% and 13% of total net revenues, respectively. In fiscal 2006, IBM and Dell accounted for 28% and 15% of total net revenues, respectively.

The Company currently purchases the majority of its finished products from Sanmina-SCI and if Sanmina-SCI fails to meet the Company's manufacturing needs, it would delay product shipments to the Company's customers. The Company's manufacturing agreement with Sanmina-SCI is scheduled to expire in the third quarter of fiscal 2009.

The industry in which the Company operates is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to its industry, the timely implementation of new manufacturing technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the market for its products has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. The Company believes that its existing sources of liquidity, including its cash, cash equivalents and marketable securities, will be adequate to support its operating and capital investment activities for the next twelve months.

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

Property and Equipment, Net

Property and equipment, net, are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets. The Company capitalizes substantially all costs related to the purchase and implementation of software projects used for internal business operations. Capitalized internal- use software costs primarily include license fees, consulting fees and any associated direct labor costs and are amortized over the estimated useful life of the asset, typically a three- to five-year period.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Other intangible assets, net, consist of acquisition-related intangible assets, intellectual property and warrants. Other intangible assets, net, are carried at cost less accumulated amortization. Other intangible assets, net, are amortized over their estimated useful lives ranging from three months to seven years, reflecting the pattern in which the economic benefits of the assets are expected to be realized.

Goodwill is not amortized, but instead is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company's reporting unit level, which is at the Company's operating segment level, by comparing each segment's carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company's review process uses the income, or discounted cash flows, approach and the market approach. If the carrying amount of the segment exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Impairment of Long-Lived Assets

  In accordance with SFAS No. 144, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. When the Company determines that the carrying value of its long-lived assets, other than goodwill, may not be recoverable based upon the existence of one or more indicators of impairment, the Company measures any impairment based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in its current business model. The impairment of long-lived assets is included in "Other charges (gains)" in the Consolidated Statements of Operations. For details regarding impairment charges taken in fiscal 2008, 2007 and 2006 refer to Note 5 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company has employee and director stock compensation plans which are more fully described in Note 8 to the Consolidated Financial Statements. Beginning in fiscal 2007, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R) using the modified prospective transition method. Under SFAS No. 123(R), the Company measures and recognizes compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values. In addition, the Company also adopted the alternative transition method provided in FSP FAS No. 123(R)-3 for calculating the effects of share-based compensation pursuant to SFAS No. 123(R), which included a simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to fiscal 2007, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complied with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense was recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock.  In addition, the Company also accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, which required that such equity instruments be recorded at their fair value on the measurement date, which is typically the date of grant. Disclosures related to the Company's adoption of SFAS No. 123(R) and disclosure provision of SFAS No. 148 are discussed further in Note 8 to the Consolidated Financial Statements.

Revenue Recognition

The Company considers many different criteria for evaluating revenue recognition on sales transactions, including guidance and related interpretations from SAB No. 104, EITF No. 00- 21, SOP No. 97-2, and SFAS No 48, as well as other related accounting literature. The application of the appropriate accounting principle to the Company's revenue is dependent upon specific transactions or combination of transactions. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period if management had made different judgments or utilized different estimates.

The Company recognizes revenue from its product sales, including sales to OEMs, distributors and retailers, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. These criteria are usually met upon shipment from the Company, provided that the risk of loss has transferred to the customer, customer acceptance has been obtained or acceptance provisions have lapsed, or the Company has established a historical pattern that acceptance by the customer has been fulfilled. The Company's sales are based on customer purchase orders, and to a lesser extent, contractual agreements, which provides that evidence of an arrangement exists.

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

For products which contain software, where software is essential to the functionality of the product, or software product sales, the Company recognizes revenue when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by the customer, the price is fixed or determinable and collectibility is probable, in accordance with SOP No. 97-2, as amended and modified by SOP 98-9. For software sales that are considered multiple element transactions, the entire fee from the arrangement is allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element are met. Vendor specific fair value for each element is established based on the sales price charged when the same element is sold separately or based upon a renewal rate.

Software Development Costs

The Company's policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2008, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to "Research and Development" in the Consolidated Statements of Operations.

Income Taxes

On April 1, 2007, the Company adopted FIN 48, which accounts for income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Company's financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, the Company's policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. Upon adoption of FIN 48, the Company revised its policy in conformity with the liability classification requirements of FIN 48.  At March 31, 2008, the Company had recorded $4.4 million in other long-term liabilities for uncertain tax positions related to FIN 48 and the Company continues to recognize interest and/or penalties related to uncertain tax positions as income tax expense in its Consolidated Statement of Operations. Due to the complexity and uncertainty associated with the Company's tax contingencies, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for the Company's liabilities associated with uncertain tax positions.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all hybrid financial instruments held, obtained or issued by the Company for fiscal years beginning with the Company's fiscal 2008. The adoption of SFAS No. 155 did not have a material impact on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS No. 157-1 and FSP FAS No. 157-2. FSP FAS No. 157-1 excludes SFAS No. 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13 from the scope of SFAS No. 157. FSP FAS No. 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS No. 157-1 and FSP FAS No. 157-2 are effective upon the Company's initial adoption of SFAS No. 157, which is effective beginning with the Company's fiscal 2009, and interim periods within that fiscal year. The Company is evaluating the financial impact that SFAS No. 157 will have and expects that the financial impact, if any, will not be material on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Company's fiscal year 2009. The Company is evaluating the financial impact that SFAS No. 159 will have and expects that the financial impact, if any, will not be material on its consolidated financial statements.

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

In December 2007, the FASB ratified EITF No. 07-1, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF No. 07-1 is effective beginning with the Company's fiscal 2009. The Company expects that the financial impact, if any, of the adoption of EITF No. 07-1 will not be material on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective beginning with the Company's fiscal 2010. The impact of the adoption of SFAS No. 141(R) on the Company's results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

In December 2007, the SEC issued SAB 110 to amend the SEC's views discussed in SAB 107 regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). SAB 110 allows a company, under certain circumstances, to continue to use the "simplified" method beyond December 31, 2007. SAB 110 is effective beginning with the Company's fiscal 2009. As discussed in Note 8 to the Consolidated Financial Statements, the Company has utilized the weighted average for estimating the expected term of its stock option grants.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as non-controlling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2009. The Company is evaluating the financial impact that SFAS No. 160 will have and expects that the financial impact, if any, will not be material on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective for the Company's fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is evaluating the effect the implementation will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determining the Useful Life of Intangible Assets." FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the effect the implementation will have on its consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. The Company is evaluating the effect the implementation will have on its consolidated financial statements.

Note 2. Discontinued Operations

The Company recorded a net gain from discontinued operations of $0.5 million for fiscal 2008, which related to the reduction of accrued liabilities associated with the sale of the IBM i/p Series RAID business and related royalties.

IBM i/p Series RAID Business:

On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID business to IBM for approximately $22.0 million plus $1.3 million for certain fixed assets. In addition, IBM purchased certain related inventory at the Company's net book value of $0.8 million. Expenses incurred in the transaction primarily included costs of approximately $0.5 million for legal and accounting fees. In addition, the Company accrued $0.3 million for lease obligations. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID Business. Under the terms of the nonexclusive license, IBM paid royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In fiscal years 2007 and 2006, the Company received royalties, net of taxes, of $7.4 million and $4.6 million, respectively, which the Company recorded in "Income (loss) from disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. In addition, in fiscal 2007, the Company recorded an additional estimated loss; net of taxes, of $0.8 million related to its facility associated with the IBM i/p Series RAID business in "Income (loss) from disposal of discontinued operations, net of taxes" in its Consolidated Statements of Operations. To the extent that the Company is unable to sublease this facility by the end of the lease term, which is June 2010, the Company may continue to record additional losses in discontinued operations in the future. Through March 31, 2008, the Company had recognized a cumulative gain of $4.8 million on the disposal of the IBM i/p Series RAID business.

Net revenues and the components of loss related to the IBM i/p Series RAID business included in discontinued operations, which were previously included in the Company's DPS segment, were as follows:

                                                                             Year Ended
                                                                             March 31, 2006
                                                                             ----------
                                                                             (in thousands)
Net revenues                                                                $   19,734
                                                                             ==========
Loss from discontinued operations before income taxes                       $  (14,551)
Benefit from income taxes                                                         (360)
                                                                             ----------
Loss from discontinued operations, net of taxes                             $  (14,191)
                                                                             ==========

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

On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based portion of its systems business for $14.5 million, of which the final payment of $2.5 million was received in February 2008. In addition, Sanmina- SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of March 31, 2008, the Company believes that it is unlikely that revenue levels to earn this contingent consideration will be achieved. The Company recorded a gain of $12.1 million on the disposal of the OEM block- based systems business in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2007, Sanmina-SCI exercised its put option to return any inventory not used within one year of the close of the transaction, which resulted in the Company charging $0.4 million to "Income (loss) from discontinued operations, net of taxes" in its Consolidated Statements of Operations.

In the fourth quarter of fiscal 2006, the Company recorded asset impairment charges of $10.0 million related to certain acquisition-related intangible assets (see Note 5 to the Consolidated Financial Statements) for the Snap Server portion of its systems business that was previously held for sale at March 31, 2006, to adjust the carrying value of these assets to fair value, which was aligned to the offers being negotiated.

The Company received offers from prospective buyers for the Snap Server portion of its systems business; however, management concluded that the potential value from retaining the operations outweighed the offers received for the business. As a result, on July 6, 2006, the Company decided to retain the Snap Server portion of the systems business and terminated its ongoing efforts to sell this business. This resulted in the reclassification of the financial statements and related disclosures for all periods presented to reflect the Snap Server portion of its systems business as continuing operations effective in the first quarter of fiscal 2007. In addition, the Company recorded asset impairment charges of $13.2 million related to certain acquisition-related intangible assets (see Note 5 to the Consolidated Financial Statements) and $0.7 million for legal and consulting fees incurred in connection with its efforts that had been undertaken to sell the Snap Server portion of its systems business, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations in fiscal 2007.

Net revenues and the components of income (loss) related to the OEM block-based portion of the Company's systems business included in the discontinued operations, were as follows:

                                                                   Years Ended March 31,
                                                                -----------------------
                                                                  2007 (1)      2006
                                                                 ----------  ----------
                                                                           (in thousands)
Net revenues                                                    $    2,036  $   31,723
                                                                 ==========  ==========
Loss from discontinued operations before provision
    for income taxes                                            $     (529) $   (8,219)
Provision for income taxes                                              17          --
                                                                 ----------  ----------
Loss from discontinued operations, net of taxes                 $     (546) $   (8,219)
                                                                 ==========  ==========

________________________

(1) The Company generated net revenues from one customer that remained with the Company after the divestiture of the OEM block-based systems business.

Note 3. Marketable Securities

The Company's portfolio of marketable securities, including restricted marketable securities, at March 31, 2008 was as follows:

                                                                   Gross       Gross      Estimated
                                                                 Unrealized  Unrealized     Fair
                                                       Cost        Gains       Losses       Value
                                                    -----------  ----------  ----------  -----------
                                                                     (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                            $    60,979  $       --  $       --       60,979
    Corporate obligations                              110,543         720        (573)     110,690
    United States government securities                116,920       1,790          (5)     118,705
    Other debt securities                              156,746       1,886         (39)     158,593
                                                    -----------  ----------  ----------  -----------
Total available-for-sale securities                    445,188       4,396        (617)     448,967
Less: amounts classified as cash equivalents            60,992          --          --       60,992
                                                    -----------  ----------  ----------  -----------
Total                                              $   384,196  $    4,396  $     (617)     387,975
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
                                                    ===========  ==========  ==========  ===========

Sales of marketable securities resulted in gross realized gains of $1.9 million, $0.2 million and $0.1 million during fiscal years 2008, 2007 and 2006, respectively. Sales of marketable securities resulted in gross realized losses of $0.1 million, $0.6 million and $0.7 million during fiscal years 2008, 2007 and 2006, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company's available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008:

                             Less than 12 Months     12 Months or Greater          Total
                           ----------------------  ----------------------  --------------------
                                         Gross                   Gross                  Gross
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
                             Value       Losses      Value       Losses      Value     Losses
                           ----------  ----------  ----------  ----------  ---------  ---------
                                                       (in thousands)
Corporate obligations     $   37,588  $     (554) $    2,031  $      (19) $  39,619  $    (573)
United States
government securities          1,912          (5)         --          --      1,912         (5)
Other debt securities          8,844         (39)         --          --      8,844        (39)
                           ----------  ----------  ----------  ----------  ---------  ---------
                          $   48,344  $     (598) $    2,031  $      (19) $  50,375  $    (617)
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

The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2008, by contractual maturity, were as follows:

                                                                     Estimated
                                                      Cost          Fair Value
                                               ------------------  --------------
                                                           (in thousands)
Mature in one year or less                    $          234,170  $      235,011
Mature after one year through three years                207,468         210,323
Mature after three years                                   3,550           3,633
                                               ------------------  --------------
                                              $          445,188  $      448,967
                                               ==================  ==============

The maturities of asset-backed and mortgage-backed securities were estimated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The Company has invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2008 and 2007, the carrying value of such investments aggregated $1.6 million and $2.0 million, respectively and was included within "Other Long Term Assets" on the Consolidated Balance Sheets.

Note 4. Balance Sheet Details

Inventories

The components of net inventories at March 31, 2008 and 2007 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2008         2007
                                                                   -----------  -----------
                                                                       (in thousands)
Raw materials                                                     $       107  $       390
Work-in-process                                                           760        3,536
Finished goods                                                          9,059       24,791
                                                                   -----------  -----------
    Inventories                                                   $     9,926  $    28,717
                                                                   ===========  ===========

Property and Equipment, Net

The components of property and equipment, net, at March 31, 2008 and 2007 were as follows:

                                                                                            March 31,
                                                                                -------------------------------
                                                                      Life         2008                2007
                                                                   -----------  -----------         -----------
                                                                                           (in thousands)
Land                                                                       --  $     2,855  $            2,855
Buildings and improvements                                          5-40 years      13,108              13,090
Machinery and equipment                                              3-5 years      33,401              47,627
Furniture and fixtures                                               3-7 years      27,787              43,467
                                                       Lower of useful life or
Leasehold improvements                                           life of lease       3,166               5,181
                                                                                -----------         -----------
                                                                                    80,317             112,220
Accumulated depreciation and amortization                                          (67,033)            (96,368)
                                                                                -----------         -----------
    Property and equipment, net                                                $    13,284  $           15,852
                                                                                ===========         ===========

Depreciation and amortization expense was $3.6 million and $5.2 million in fiscal years 2008 and 2007, respectively. The Company retired assets in fiscal 2008 and the associated cost and accumulated depreciation amounts were written off in the fiscal year of the disposition.

Accrued and Other Liabilities

The components of accrued and other liabilities at March 31, 2008 and 2007 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2008         2007
                                                                   -----------  -----------
                                                                       (in thousands)
Tax related                                                       $       597  $     9,590
Acquisition related                                                     2,587        2,123
Accrued compensation and related taxes                                  5,439        7,672
Deferred margin                                                         1,829        5,265
Other                                                                   8,676       12,484
                                                                   -----------  -----------
    Accrued and other liabilities                                 $    19,128  $    37,134
                                                                   ===========  ===========

Accumulated Other Comprehensive Income, Net of Taxes

The components of accumulated other comprehensive income, net of taxes, at March 31, 2008 and 2007 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2008         2007
                                                                   -----------  -----------
                                                                       (in thousands)
Unrealized gain on marketable securities, net of tax
    of $1,365 in fiscal 2008 and $- in fiscal 2007                $     2,420  $       559
Foreign currency translation, net of tax of $1,287 in
    fiscal 2008 and $- in fiscal 2007                                   4,573        2,619
                                                                   -----------  -----------
    Accumulated other comprehensive income, net of taxes          $     6,993  $     3,178
                                                                   ===========  ===========

Note 5. Goodwill and Other Intangible Assets, Net

Goodwill

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

Other Intangible Assets, Net

The components of other intangible assets, net, at March 31, 2008 and 2007 were as follows:

                                                        March 31, 2008                      March 31, 2007
                                            ----------------------------------  ----------------------------------
                                              Gross                    Net        Gross                    Net
                                             Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                              Amount    Amortization  Amount      Amount    Amortization  Amount
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                   (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies$   43,545  $  (43,545) $       --  $   43,545  $  (38,539) $    5,006
    Customer relationships                      1,047      (1,047)         --       1,047      (1,034)         13
    Trade names                                10,774     (10,774)         --      10,774     (10,474)        300
                                            ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                               55,366     (55,366)         --      55,366     (50,047)      5,319
Intellectual property assets and warrants      40,242     (40,242)         --      40,242     (38,550)      1,692
                                            ----------  ----------  ----------  ----------  ----------  ----------
   Other intangible assets, net            $   95,608  $  (95,608) $       --  $   95,608  $  (88,597) $    7,011
                                            ==========  ==========  ==========  ==========  ==========  ==========

Intellectual property assets consist of a patent license fee, a technology license fee and an amount allocated to a product supply agreement (see Note 16 to the Consolidated Financial Statements). Amortization of other intangible assets, net was $7.0 million, $12.3 million and $15.8 million in fiscal years 2008, 2007 and 2006, respectively.

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

During the fourth quarter of fiscal 2008, the Company recorded an impairment of $2.4 million to write down the SSG intangible assets related to the Elipsan and Snap Appliance acquisitions to zero due to a revision in the Company's forecasts that resulted in expected negative long-term cash flows for these assets for the first time.

Note 6. Assets Held For Sale

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. As a result, three owned buildings, including associated building improvements and property, plant and equipment, have been classified as assets held for sale and were included in "Assets held for sale" in the Consolidated Balance Sheets at March 31, 2007 at the Company's carrying value of $12.5 million, which was lower than the fair value less cost to sell.

In May 2007, the Company completed the sale of the three buildings with proceeds aggregating to $19.0 million, which exceeded the Company's carrying value of $12.3 million. Net of selling costs, the Company recorded a gain on the sale of the properties of $6.7 million in fiscal 2008 to "Other charges (gains)" in the Consolidated Statements of Operations.

Note 7. Convertible Notes

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

Each holder of the 3/4% Notes may require the Company to purchase all or a portion of their 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the 3/4% Notes to be purchased plus accrued and unpaid interest. As the Company expects all of the holders of the 3/4% Notes to exercise their put option in December 2008, the Company reclassified the 3/4% Notes from long-term liabilities to current liabilities, which is reflected in the Consolidated Balance Sheet at March 31, 2008. In addition, each holder of the 3/4% Notes may require the Company to purchase all or a portion of their 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the Indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest.

The Company pays cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi- annually on June 22 and December 22 of each year, which interest payments commenced on June 22, 2004. Debt issuance costs of $6.8 million are being amortized to interest expense over five years. The 3/4% Notes are subordinated to all existing and future senior indebtedness of the Company.

(1) In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consist of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. At March 31, 2008, the Company had $1.7 million classified as restricted marketable securities due within one year, consisting of United States government securities that served as such collateral.

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

During the fourth quarter of fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share. The warrant expires in December 2008. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis or for cash. As of March 31, 2008, the warrant had not been exercised and remained outstanding. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million has been classified as equity because it meets all the equity classification criteria of EITF No. 00-19. The separate warrant and convertible bond hedge transactions have the potential of limiting the dilution associated with the conversion of the 3/4% Notes from approximately 19.2 million to as few as 12.1 million shares.

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

Employee Stock Purchase Plan:    The Company authorized 15,600,000 shares of common stock for issuance under the 1986 ESPP, which expired in April 2006. Under the ESPP, eligible employees were able to authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the market value of the common stock at the beginning of the 24 month offering period or at the end of each applicable six month purchase period. In fiscal 2008, the Company issued 0.4 million shares under the ESPP in connection with offering periods that remained in effect subsequent to the expiration of the plan. As of March 31, 2008, no shares remained available to be issued; therefore, there was no unamortized stock-based compensation expense related to shares issuable under the ESPP.

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Non-statutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option:   In August 2004, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Non-statutory Stock Option Plan, 1999 Stock Option Plan and 1990 Stock Option Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company's Board of Directors. 25% of the shares subject to stock options for new hires generally vest and become exercisable one year from the date of grant and the balance of the shares then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. As of March 31, 2008, the Company had an aggregate of 28.5 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 10.2 million shares are subject to outstanding options and restricted stock awards and 20.0 million shares are available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors' Stock Option Plan:   In September 2006, the Company's Board of Directors and its stockholders approved the Company's 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Director Stock Option Plan and the 1990 Directors' Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company expects that (1) new non-employee directors will receive an option to purchase 32,500 shares of the Company's common stock, in which 25% of the shares subject to these stock options will vest and become exercisable one year from the date of grant and the balance of the shares will vest quarterly thereafter for the next three years, (2) existing non-employee directors will receive an option to purchase 12,500 shares of the Company's common stock on May 31st of each year, with such option vesting quarterly over one year, (3) a new non-employee director will receive 16,250 shares of restricted stock, in which one-third of the shares will vest one year from the date of grant and quarterly thereafter for the next two years for the balance of the shares for initial grants and (4) existing non-employee directors will receive 6,250 shares of restricted stock on May 31st of each year, which will fully vest one year after the date of grant. Stock options expire ten years from the date of grant. As of March 31, 2008, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.6 million shares are subject to outstanding options and restricted stock awards and 1.5 million shares are available for future grants. During the third quarter of fiscal 2008, the Company entered into an agreement with Steel Partners II, L.P. (the "Settlement Agreement") which included ending the election contest that was to occur at the Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel beneficially owned approximately 15% of the Company's common stock as of December 31, 2007. See Note 17 - Settlement with Steel Partners, L.L.C. and Steel Partners II, L.P. to the Consolidated Financial Statements for further discussion.

Assumed Stock Option Plans: The Company has assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance, Inc. in fiscal 2005, Eurologic Systems Group Limited in fiscal 2004, Platys Communications, Inc. in fiscal 2002 and Distributed Processing Technology Corporation in fiscal 1999. No further options may be granted under these assumed plans. However, options that were outstanding under these plans will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term. As of March 31, 2008, the Company had 0.1 million shares of common stock reserved that are subject to outstanding options under these assumed plans.

Stock-Based Compensation

On April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method, which requires the Company to measure and recognize compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values. Accordingly, the Consolidated Statements of Operations for fiscal years 2008 and 2007 reflect the impact of adopting SFAS No. 123(R). Under the modified prospective transition method prior periods are not revised for comparative purposes.

Stock-based compensation expense recognized in fiscal years 2008 and 2007 includes (a) stock-based award payments granted prior to, but not yet vested as of April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures and (b) stock-based award payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized the stock-based compensation costs for all stock-based awards using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures.

The Company has elected to adopt the alternative transition method provided in FASB Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital pool available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Tax deficiencies arise when actual tax benefits realized upon the exercise of stock options are less than the tax benefit recorded in the financial statements.

The following table summarizes the impact of the adoption of SFAS No. 123(R) on stock-based compensation expense included in the Consolidated Statements of Operations for fiscal years 2008 and 2007:

                                                                                Years Ended March 31,
                                                            ------------------------------------------
                                                                    2008                  2007
                                                            --------------------  --------------------
                                                                                 (in thousands)
Stock-based compensation expense by caption:
    Cost of revenues                                       $                380  $                576
    Research and development                                              2,577                 3,753
    Selling, marketing and administrative                                 3,671                 4,144
                                                            --------------------  --------------------
        Stock-based compensation expense effect on income
            from continuing operations, net of taxes       $              6,628  $              8,473
                                                            ====================  ====================
Stock-based compensation expense by type of award:
    Stock options                                          $              2,272  $              6,271
    Restricted stock awards and restricted stock units                    4,740                 1,359
    Employee stock purchase plan (1)                                       (384)                  843
                                                            --------------------  --------------------
        Stock-based compensation expense effect on income
            from continuing operations, net of taxes       $              6,628  $              8,473
                                                            ====================  ====================

__________________________

(1) The Company recorded a reduction to expense for the employee stock purchase plan in fiscal 2008 based on (a) the actual purchases that occurred on August 14, 2007 and February 14, 2008 and (b) the fact that no new offering period exists, as the 1986 ESPP expired in April 2006.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its United States operations. As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company's net income (loss) for fiscal years 2008 and 2007 was lower by $6.6 million and $8.5 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The basic and diluted net loss per share for fiscal 2008 was $0.06 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The basic and diluted net income per share for fiscal 2007 was $0.07 and $0.06 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. In addition, prior to adopting SFAS No. 123(R), the Company presented the tax benefits of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows; however, in accordance with SFAS No. 123(R), the tax benefits of stock option exercises are now classified as financing cash flows with a corresponding deduction from operating cash flows. For fiscal years 2008 and 2007, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements; therefore, no amounts were reclassified from operating to financing cash flows. In addition, there was no stock-based compensation costs capitalized as part of an asset in fiscal years 2008, 2007 and 2006.

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25 as interpreted by FIN 44, and complied with the disclosure provisions of SFAS No. 148, an amendment of SFAS No. 123. Under APB Opinion No. 25, compensation expense was recognized on the measurement date based on the excess, if any, of the fair value of the Company's common stock over the amount an employee must pay to acquire the common stock. The employee stock purchase plan was deemed non-compensatory under APB Opinion No. 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the employee stock purchase plan. Under SFAS No. 123, compensation costs related to shares issued under ESPP offerings, restricted stock awards and assumed unvested acquisition-related stock options, determined to be the fair market value of the shares at the date of grant, have been recognized as compensation expense ratably over the respective vesting period. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions:

                                                                Year Ended
                                                               March 31, 2006
                                                            --------------------
                                                            (in thousands, except
                                                             per share amounts)
Net loss, as reported                                      $           (148,432)
Add: Stock-based compensation expense previously
    determined under intrinsic value method, net of taxes                 1,653
Deduct: Stockbased compensation expense determined
    under fair value based method, net of taxes                         (12,826)
                                                            --------------------
Pro forma net loss                                         $           (159,605)
                                                            ====================
Basic net loss per share:
As reported                                                $              (1.31)
Pro forma                                                  $              (1.41)
Diluted net loss per share:
As reported                                                $              (1.31)
Pro forma                                                  $              (1.41)

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

Beginning April 1, 2006, the Company's policy is to estimate the volatility of its stock using historical volatility as well as the implied volatility in market-traded options on its common stock in accordance with guidance in SFAS No. 123(R) and SAB 107. Management determined that a blend of implied volatility and historical volatility would be more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Given the lack of market data since April 1, 2006 relating to traded options in the Company's common stock, only historical volitility has been used in the Company's FAS No. 123(R) fair value calculations. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS No. 123(R), the Company used its historical common stock price volatility in accordance with SFAS No. 123 for purposes of pro forma information disclosed in the notes to its consolidated financial statements for prior periods.

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

 The fair value of the Company's outstanding stock options and other stock-based awards was estimated using the following weighted-average assumptions:

                                                  Years Ended March 31,
                                    ----------------------------------------------
                                         2008            2007            2006
                                    --------------  --------------  --------------
Equity Incentive Plans:
    Expected life (in years)                  4.3             4.1             2.6
    Risk-free interest rates                  3.02%           4.8%           4.1%
    Expected volatility                        37%            44%            39%
    Dividend yield                             --              --              --
    Weighted average fair value    $         3.03  $         2.63  $         1.07

ESPP:
    Expected life (in years)                   n/a       1.00-1.25            1.2
    Risk-free interest rates                   n/a     5.07 - 5.11%           3.8%
    Expected volatility                        n/a             44%            40%
    Dividend yield                             n/a             --              --
    Weighted average fair value                n/a $         1.11  $         3.01

The guidance in SFAS No. 123(R) is relatively new and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that the Company may adopt a different valuation model or refine the inputs and assumptions under its current valuation model in the future resulting in a lack of consistency in future periods. The Company's current or future valuation model and the inputs and assumptions it makes may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of March 31, 2008 and changes during fiscal years 2006, 2007 and 2008 is presented below:

                                                                       Weighted
                                                                       Average
                                                       Weighted       Remaining
                                                       Average       Contractual      Aggregate
                                                       Exercise         Term          Intrinsic
                                        Shares          Price          (Years)          Value
                                    --------------  --------------  --------------  --------------
                                    (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2005              21,170  $        10.49
    Granted                                 7,954  $         3.74
    Exercised                              (1,530) $         3.20
    Forfeited and cancelled                (7,652) $         9.09
                                    --------------
Outstanding at March 31, 2006              19,942            8.90
    Granted                                 2,637  $         4.41
    Exercised                              (1,244) $         3.52
    Forfeited and cancelled                (8,343) $        11.07
                                    --------------
Outstanding at March 31, 2007              12,992  $         7.11
    Granted                                   544  $         3.51
    Exercised                                (605) $         3.29
    Forfeited and cancelled                (3,952) $         8.18
                                    --------------
Outstanding at March 31, 2008               8,979  $         6.67            3.41  $       128
                                    ==============  ==============  ==============  ==============

Options vested and expected to
    vest at March 31, 2008               8,593.00  $         6.78            3.30  $       128
                                    ==============  ==============  ==============  ==============

Options exercisable at
    March 31, 2006                         13,531  $        10.62
                                    ==============  ==============
    March 31, 2007                          9,501  $         7.84
                                    ==============  ==============
    March 31, 2008                          7,118  $         7.25            2.82  $       126
                                    ==============  ==============  ==============  ==============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 0.2 million shares subject to options that were in-the-money at March 31, 2008. During fiscal years 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.04 million, $1.2 million and $3.5 million, respectively, determined as of the date of option exercise. The following table summarizes information about the Company's options outstanding and exercisable equity incentive plans as of March 31, 2008:

                            Options Outstanding                  Options Exercisable
                     ----------------------------------------- ----------------------------
                                      Weighted
                                      Average       Weighted                     Weighted
                         Number      Remaining      Average        Number        Average
Range of              Outstanding   Contractual     Exercise    Outstanding      Exercise
Exercise Prices        at 3/31/08       Life         Price       at 3/31/08       Price
-------------------- -------------- ------------  ------------ --------------  ------------
                       (in thousands, except exercise price and contractual life)
$0.18 - $3.28                  301         7.24  $       2.63             66  $       1.04
$3.31 - $3.45                1,835         2.54          3.45          1,804          3.45
$3.50 - $3.98                  942         4.19          3.81            538          3.84
$4.01 - $4.40                  905         5.46          4.21            503          4.21
$4.42 - $4.51                  905         4.50          4.49            524          4.49
$4.52 - $6.30                1,159         4.39          5.78            828          5.81
$6.42 - $8.80                  918         2.58          7.73            889          7.74
$8.82 - $12.50                 973         1.84         11.25            925         11.35
$12.66 - $15.97                905         1.22         15.10            905         15.10
$16.25 - $16.25                136         3.08         21.66            136         21.66
                     --------------                            --------------
                             8,979         3.41  $       6.67          7,118  $       7.25
                     ==============                            ==============

As of March 31, 2008, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.6 million, and this expense is expected to be recognized over a remaining weighted- average period of 2.17 years. Compensation expenses for all stock-based awards granted are recognized using the straight-line amortization method.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units were granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock units are converted into shares of the Company's common stock upon vesting, while the Company's right to repurchase shares of restricted stock lapses upon vesting. As of March 31, 2008, there were 1.7 million shares of service-based restricted stock awards and 0.2 million restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions generally lapse either (1) 50% one year from the date of grant and the remainder at the second anniversary or (2) 100% one year from the date of grant. Under the 2006 Director Plan, restrictions generally lapse (1) one year from the date of grant for existing non-employee directors or (2) one year from the date of grant with respect to one-third of the shares and quarterly thereafter for the next two years for the balance of the shares for initial grants to new non-employee directors. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards and restricted stock units as of March 31, 2008 and changes during fiscal years 2008, 2007 and 2006 is as follows:

                                                                       Weighted
                                                                       Average
                                                                      Grant-Date
                                                                         Fair
                                                        Shares          Value
                                                    --------------  --------------
                                                    (in thousands, except weighted
                                                    average grant-date fair value)

Nonvested stock at March 31, 2005                              15  $         7.92
    Awarded                                                    --              --
    Released                                                  (12)           7.94
    Forfeited and cancelled                                    (3)           7.85
                                                    --------------
Nonvested stock at March 31, 2006                              --  $           --
    Awarded                                                 1,287            4.36
    Released                                                   --              --
    Forfeited and cancelled                                  (108)           4.30
                                                    --------------
Nonvested stock at March 31, 2007                           1,179  $         4.37
    Awarded                                                 1,949            3.47
    Released                                                 (544)           4.37
    Forfeited and cancelled                                  (599)           3.88
                                                    --------------
Nonvested stock at March 31, 2008                           1,985  $         3.64
                                                    ==============

All restricted stock awards were awarded at the par value of $0.001 per share. As of March 31, 2008, the total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units that are expected to vest, net of estimated forfeitures, was $3.3 million. This expense is expected to be recognized over a remaining weighted-average period of 0.75 years.

Note 9. Commitments and Contingencies

The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2012. As of March 31, 2008, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

                                                                     Future
                                                                     Minimum      Future
                                                                      Lease      Sublease
                                                                    Payments      Income
                                                                   -----------  -----------
                                                                       (in thousands)
2009                                                              $     5,012  $       532
2010                                                                    4,135          151
2011                                                                    2,398           29
2012                                                                    1,331           --
2013 and thereafter                                                        --           --
                                                                   -----------  -----------
Total                                                             $    12,876  $       712
                                                                   ===========  ===========

Net rent expense was approximately $3.6 million, $2.5 million and $3.5 million during fiscal years 2008, 2007 and 2006, respectively.

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

In connection with the Company's acquisitions of Snap Appliance, Eurologic, Elipsan Limited ("Elipsan"), and Platys Communications, Inc. ("Platys"), portions of the purchase price and other future payments totaling $6.7 million, $3.8 million, $2.0 million and $15.0 million, respectively, were held back (the "Holdbacks") for unknown liabilities that may have existed as of the acquisition dates. As of March 31, 2008, the Company asserted claims against the Eurologic Holdback totaling $1.5 million. In fiscal 2007, the Company resolved all outstanding claims against the Snap Appliance Holdback and the Platys Holdback. The Elipsan Holdback of $2.0 million and a portion of the Snap Appliance Holdback were paid in fiscal 2006.

Note 10. Restructuring Charges

During fiscal years 2008, 2007 and 2006, the Company recorded restructuring charges of $6.3 million, $3.7 million and $10.4 million, respectively. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.4) million in adjustments related to prior fiscal years restructuring plans, as actual results were lower than anticipated. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments, but rather managed at the corporate level. The restructuring plans are discussed in detail below.

Fiscal 2008 Restructuring Plans

In the first quarter of fiscal 2008, management approved and initiated a plan to restructure the Company's operations to reduce the Company's operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million related to severance and benefits for employee reductions.

In the second quarter of fiscal 2008, the Company initiated additional actions in an effort to better align its cost structure with its anticipated OEM revenue stream and to improve the Company's results of operations and cash flows. The total cost the Company incurred for this restructuring plan was $5.2 million, of which it recorded approximately $3.5 million in the second quarter of fiscal 2008, $0.9 million in the third quarter of fiscal 2008 and $0.8 million in the fourth quarter of fiscal 2008.

Of the $6.7 million of plans implemented and recorded in fiscal 2008, $5.4 million related to severance and benefits for employee reductions primarily related to the Company's OEM engineering resources and related support and service organizations worldwide and $1.3 million related to vacating redundant facilities and contract termination costs.

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plans implemented in fiscal year 2008:

                                                                   Severance
                                                                      And          Other
                                                                    Benefits      Charges        Total
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Restructuring charge                                             $      5,375  $      1,289  $      6,664
Non-cash utilization                                                       --          (151)         (151)
Cash paid                                                              (5,354)         (210)       (5,564)
                                                                  ------------  ------------  ------------
Accrual balance at March 31, 2008                                $         21  $        928  $        949
                                                                  ============  ============  ============

The Company anticipates that the remaining restructuring accrual balance of $0.9 million, relating primarily to long-term leases, will be paid out through the first quarter of fiscal 2011. The remaining restructuring accrual balance is reflected in "Accrued and other liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Fiscal 2007 Restructuring Plans

In the first and second quarters of fiscal 2007, management approved and initiated plans to restructure the Company's operations by simplifying its infrastructure. These restructuring plans eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce its cost structure, which resulted in a charge of $3.9 million in fiscal 2007. In addition, the Company recorded minimal provision adjustments related to asset impairments, which were partially offset by a reduction for benefits as actual results were lower than anticipated. During fiscal 2008, the Company recorded adjustments to the fiscal 2007 restructuring plan accrual of $(0.2) million related to the reduction for benefits, as actual results were lower than anticipated. As of March 31, 2008, the Company had utilized all of these charges and the plans are now complete.

Fiscal 2006 Restructuring Plans

In the third and fourth quarters of fiscal 2006, management approved and initiated plans to restructure the Company's operations by simplifying the Company's infrastructure. These restructuring plans eliminated certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce the Company's cost structure, and the sale of the Company's Singapore manufacturing facility. This resulted in a restructuring charge of $9.8 million in fiscal 2006 and minimal provision adjustments in fiscal 2007, as actual results for severance and benefits were lower than anticipated. In fiscal 2008, the Company recorded adjustments to the fiscal 2006 restructuring plan accrual of $(0.1) million, as actual results for severance and benefits and vacating redundant facilities were lower than anticipated. As of March 31, 2008, the Company had utilized all of these charges and the plans are now complete.

Previous Restructuring Plans

In each quarter of fiscal 2005, the Company implemented restructuring plans to streamline the corporate organization, thereby reducing operating costs by consolidating duplicative resources in connection with the acquisition of Snap Appliance and the strategic alliance with Vitesse Semiconductor Corporation ("Vitesse") and costs pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Germany and United Kingdom. During fiscal 2006, the Company recorded adjustments to the fiscal 2005 restructuring plans of $(0.4) million related to the reduction for benefits, as actual results were lower than anticipated and a reduction of lease costs related to the estimated loss on the Company's facilities. As of March 31, 2006, the Company had utilized all of these charges and the plans are now complete.

In fiscal years 2003, 2002 and 2001, the Company's management implemented restructuring plans to reduce expenses, streamline operations and improve operating efficiencies. The Company has substantially completed its execution of these plans. The remaining accrual balance related to the estimated loss on facilities that the Company subleased in Florida and California through April 2008, the end of the lease term. The estimated loss represents the estimated future obligations for the non- cancelable lease payments, net of the estimated future sublease income. During fiscal years 2008, 2007 and 2006, the Company recorded adjustments to these plans for $(0.1) million, $(0.2) million and $0.8 million, respectively.

The following table sets forth the activity in the accrued restructuring balances related to the fiscal years 2003, 2002 and 2001 restructuring plans for lease obligations at March 31, 2008, 2007 and fiscal 2006:

                                        FY 2003         FY 2002         FY 2001
                                     Restructuring   Restructuring   Restructuring
                                          Plan            Plan            Plan         Total
                                     --------------  --------------  --------------  ---------
                                                             (in thousands)
Accrual balance at March 31, 2005   $           56  $          271  $          966  $   1,293
Provision adjustment                           154             411             238        803
Cash paid                                      (96)           (290)           (663)    (1,049)
                                     --------------  --------------  --------------  ---------
Accrual balance at March 31, 2006   $          114  $          392  $          541  $   1,047
Provision adjustment                             8            (107)           (115)      (214)
Cash paid                                      (94)           (199)           (234)      (527)
                                     --------------  --------------  --------------  ---------
Accrual balance at March 31, 2007               28              86             192        306
Provision adjustment                            --              --             (70)       (70)
Cash paid                                       (5)            (14)           (103)      (122)
                                     --------------  --------------  --------------  ---------
Accrual balance at March 31, 2008   $           23  $           72  $           19  $     114
                                     ==============  ==============  ==============  =========

The Company anticipates that the remaining restructuring accrual balance for fiscal years 2003, 2002 and 2001 restructuring plans of $0.1 million at March 31, 2008 will be substantially paid out by the first quarter of fiscal 2009. The remaining restructuring accrual balance is reflected in "Accrued and other liabilities" in the Consolidated Balance Sheets.

Acquisition-Related Restructuring

During the first quarter of fiscal 2006, the Company finalized its Snap Appliance integration plan to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of approximately 24 employees, exiting duplicative facilities and disposing of duplicative assets. The acquisition-related restructuring liabilities of $6.7 million were accounted for under EITF No. 95-3 and therefore were included in the purchase price allocation. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges" in the Consolidated Statements of Operations. In the third quarter of fiscal 2006, the Company recorded additional adjustments of $0.2 million due to additional estimated loss related to the facilities that the Company subleased. As of March 31, 2008, the Company had utilized $5.2 million of these charges. The Company anticipates that the remaining restructuring accrual balance of $1.7 million will be paid out by the third quarter of fiscal 2012, related to long- term lease obligations.

The following table sets forth the activity in the accrued restructuring balance related to the Snap Appliance acquisition-related restructuring plan for fiscal 2008, 2007 and 2006:

                                                                   Severance
                                                                      And          Other
                                                                    Benefits      Charges        Total
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Accrual balance at March 31, 2005                                $        155  $      2,901  $      3,056
Provision adjustment                                                      (49)          244           195
Cash paid                                                                 (60)         (656)         (716)
                                                                  ------------  ------------  ------------
Accrual balance at March 31, 2006                                $         46  $      2,489  $      2,535
Cash paid                                                                 (46)         (368)         (414)
                                                                  ------------  ------------  ------------
Accrual balance at March 31, 2007                                          --         2,121         2,121
Cash paid                                                                  --          (385)         (385)
                                                                  ------------  ------------  ------------
Accrual balance at March 31, 2008                                $         --  $      1,736  $      1,736
                                                                  ============  ============  ============

Note 11. Other Charges (Gains)

Fiscal 2008 Other Charges (Gains)

The Company recorded a gain of $6.7 million related to the sale of certain properties in fiscal 2008, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $2.4 million to write-off the remaining SSG intangible assets related to the Elipsan and Snap Appliance acquisitions. During fiscal 2008, the Company recorded a charge of $0.8 million related to third-party service costs associated with an acquisition that it did not complete.

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

The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when the impairment is deemed to be other- than-temporary. Circumstances that indicate an other-than-temporary decline include the length of time and the extent to which the market value has been lower than cost. The Company recorded an impairment charge of $0.9 million in fiscal 2007 related to a decline in the value of a minority investment deemed to be other-than-temporary.

Fiscal 2006 Other Charges (Gains)

The Company recorded asset impairment charges of $10.0 million related to certain acquisition-related intangible assets. On December 23, 2005, the Company entered into a three-year contract manufacturing agreement with Sanmina-SCI whereby Sanmina-SCI, upon the closing of the transaction on January 9, 2006, assumed manufacturing operations of Adaptec products. In addition, the Company sold certain manufacturing assets, buildings and improvements and inventory located in Singapore to Sanmina-SCI for $26.6 million (net of closing costs of $0.6 million). In connection with this agreement, the Company recorded a loss on disposal of assets of $1.6 million that was recorded in fiscal 2006 in "Other charges (gains)" in the Consolidated Statements of Operations.

Note 12. Interest and Other Income, Net

The components of interest and other income, net, for all periods presented were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Interest income                                                  $     28,662  $     24,362  $     16,861
Loss on extinguishment of debt, net                                        --            --           (79)
Foreign currency transaction gains (losses)                             2,550           963          (301)
Other                                                                     123           293         1,140
                                                                  ------------  ------------  ------------
Total                                                            $     31,335  $     25,618  $     17,621
                                                                  ============  ============  ============

Note 13. Income Taxes

The components of loss from continuing operations before provision for (benefit from) income taxes for all periods presented were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Loss from continuing operations before taxes:
    Domestic                                                     $     (6,488) $    (25,693) $   (100,872)
    Foreign                                                            (6,300)      (13,165)      (33,352)
                                                                  ------------  ------------  ------------
                                                                 $    (12,788) $    (38,858) $   (134,224)
                                                                  ============  ============  ============

The components of the provision for (benefit from) income taxes from continuing operations for all periods presented were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Federal:
    Current                                                      $       (897) $    (51,610) $        644
    Deferred                                                           (2,348)           --           313
                                                                  ------------  ------------  ------------
                                                                       (3,245)      (51,610)          957
                                                                  ------------  ------------  ------------
Foreign:
    Current                                                               190        (4,206)         (594)
    Deferred                                                            1,001           (79)         (313)
                                                                  ------------  ------------  ------------
                                                                        1,191        (4,285)         (907)
                                                                  ------------  ------------  ------------
State:
    Current                                                              (339)       (7,809)        1,558
    Deferred                                                             (301)           --            --
                                                                  ------------  ------------  ------------
                                                                         (640)       (7,809)        1,558
                                                                  ------------  ------------  ------------
Provision for (benefit from) income taxes                        $     (2,694) $    (63,704) $      1,608
                                                                  ============  ============  ============

The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
Federal statutory rate                                                  (35.0)%       (35.0)%       (35.0)%
State taxes, net of federal benefit                                       0.7%        (1.1)%         1.2%
Foreign subsidiary income at other than the U.S tax rate                   -- %       (15.0)%        (8.7)%
Foreign losses not benefited                                             46.0%        12.3%        16.9%
Changes in tax reserves                                                  (4.1)%      (148.9)%         0.5%
OID Interest                                                            (25.2)%       (11.8)%        (3.2)%
Stock-based compensation                                                   -- %        (6.1)%          -- %
Change in valuation allowance                                           (34.8)%        29.4%        16.4%
Distributions from foreign subsidiaries                                  30.2%          -- %          -- %
Other permanent difference                                                1.1%        12.3%        -1.3%
Acquisition related impairment charges                                     -- %          -- %        17.0%
Research and development credits                                           -- %          -- %        (2.5)%
Foreign repatriation                                                       -- %          -- %        (0.1)%
                                                                  ------------  ------------  ------------
Effective income tax rate                                               (21.1)%      (163.9)%         1.2%
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

During the quarter ended March 31, 2008, the Company changed its assertion such that foreign earnings are no longer intended to be permanently reinvested. As a result, the Company recorded a deferred tax liability of $93.8 million related to the foreign undistributed earnings, which was offset by a reduction in the Company's valuation allowance against its deferred tax assets.  There was no significant impact of the change in assertion on "provision for (benefit from) income taxes" in the Consolidated Statements of Operations.

The significant components of the Company's deferred tax assets and liabilities at March 31, 2008 and 2007 were as follows:

                                                                         March 31,
                                                                   ------------------------
                                                                      2008         2007
                                                                   -----------  -----------
                                                                       (in thousands)
Deferred tax assets:
    Intangible assets                                             $    41,214  $    45,957
    Research and development tax credits                               25,782       34,854
    Net operating loss carryover                                       31,422       15,435
    Capitalized research and development                                3,504        4,779
    Compensatory and other accruals                                     8,890        5,743
    Restructuring charges                                               1,010        1,162
    Foreign tax credits                                                21,719       13,609
    Deferred revenue                                                    1,455        1,874
    Inventory reserves                                                  3,091        3,500
    Uniform capitalization adjustment                                     363        1,010
    Other, net                                                          1,806        1,611
                                                                   -----------  -----------
Gross deferred tax assets                                             140,256      129,534
                                                                   -----------  -----------

Deferred tax liabilities:
    Acquisition-related charges                                          (336)      (3,553)
    Fixed assets accrual                                               (1,014)      (1,782)
    Unremitted earnings                                               (93,831)          --
    Unrealized loss on investments                                     (1,365)          --
                                                                   -----------  -----------
Gross deferred tax liability                                          (96,546)      (5,335)
                                                                   -----------  -----------
Valuation allowance                                                   (44,591)    (124,070)
                                                                   -----------  -----------
Net deferred tax assets (liabilities)                             $      (881) $       129
                                                                   ===========  ===========

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2008 and 2007, the Company's analysis of its deferred tax assets demonstrated that it was more likely than not that substantially all of its net U.S. deferred tax assets would not be realized, resulting in a valuation allowance for deferred tax assets of $44.6 million and $124.1 million, respectively. Factors that led to this conclusion included, but were not limited to, the Company's past operating results, cumulative tax losses in the United States, and uncertain future income on a jurisdiction by jurisdiction basis.

As of March 31, 2008, the Company had net operating loss carryforwards of $85.1 million for federal and $121.7 million for state purposes that expire in various years beginning in 2019 for federal and 2016 for state purposes. The Company had research and development credits of $19.6 million for federal purposes that expire in various years beginning in 2019 and $9.5 million credits for state purposes that carry forward indefinitely until fully exhausted. The Company had foreign tax credits of $14.4 million that expire in various years beginning in 2009. Of the federal net operating loss carryforwards, $9.9 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

On April 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. As a result of implementing FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $1.3 million as a reduction to the beginning balance of "Retained earnings" on its Consolidated Balance Sheets. At adoption, the Company had gross unrecognized tax benefits of $20.3 million, of which $6.3 million would impact the effective tax rate if recognized.

Following the adoption of FIN 48, the Company elected to recognize interest and/or penalties related to uncertain tax positions within "provision for (benefit from) income taxes" in the Company's Consolidated Statements of Operations, which is consistent with the Company's treatment of tax related interest and penalties prior to its adoption of FIN 48.

To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during fiscal 2008.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits during the fiscal year:

                                                        (In Millions)

Balance at April 1, 2007 (date of implementation)     $         20.3
Increases related to prior year tax positions                      2
Decreases related to prior year tax positions                   (0.9)
Increases related to current year tax positions                  1.2
Decreases related to settlement with taxing authority           (1.1)
--------------------------------------------------      -------------
Balance at March 31, 2008                                       21.5
                                                        =============

As of March 31, 2008, total unrecognized tax benefits in the amount of $4.4 million, if recognized, would impact the effective tax rate.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of March 31, 2008, tax years 2004 through 2008 remained open to examination by the U.S. federal taxing authorities, tax years 1994 through 2008 remained open to examined by U.S. state taxing authorities,  tax years 1998 through 2008 remained open to examination in Singapore and tax years 2001 through 2008 remained open to examination in various foreign jurisdictions. As a result of the IRS's stated intent to close the fiscal 2004 through 2006 audit cycle as a "no change," it is reasonably possible that the Company's total gross unrecognized tax benefits will decrease by $3.3 million during the next twelve months, none of which is expected to impact the Company's effective tax rate. The unrecognized tax benefits relate to the Company's US tax treatment of Original Issue Discount interest and cost shared equity compensation. Other than these amounts, the Company does not anticipate any significant change to its total unrecognized tax benefits during the next twelve months.

At March 31, 2008, the Company had a long term tax receivable balance of $2.8 million and a short term receivable of $4.6 million, primarily comprised of income taxes receivable from the IRS and foreign tax authorities. The Company's FIN 48 tax liability at March 31, 2008 was $4.4 million and is included within "Other long-term liabilities." In addition, the Company had short term deferred tax assets of $9.0 million, which was included within "Other current assets" and long-term deferred tax liabilities of $9.9 million. The net change in the Company's tax related assets and liabilities during fiscal 2008 were primarily the result of U.S. tax refunds received. Tax related liabilities are primarily composed of the accrual and release of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan and Germany. The amount of the tax related assets and liabilities were based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

During the quarter ended March 31, 2008, the Company changed its assertion such that foreign earnings are no longer intended to be permanently reinvested. As a result, the Company recorded a deferred tax liability of $93.8 million related to the foreign undistributed earnings, which was offset by a reduction in the Company's valuation allowance against its deferred tax assets. There was no significant impact of the change in assertion on "provision for (benefit from) income taxes" in the Consolidated Statements of Operations.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                  (in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations - basic                 $    (10,094) $     24,846  $   (135,832)
Income (loss) from discontinued operations - basic                        479         5,997       (12,600)
                                                                  ------------  ------------  ------------
Net income (loss) - basic                                        $     (9,615) $     30,843      (148,432)
                                                                  ------------  ------------  ------------
Adjustment:
Adjustment for interest expense on 3/4% Notes, net of taxes      $         --  $      3,062  $         --
                                                                  ------------  ------------  ------------

Adjusted income (loss) from continuing operations - diluted      $    (10,094) $     27,908  $   (135,832)
Adjusted income (loss) from discontinued operations - diluted             479         5,997       (12,600)
                                                                  ------------  ------------  ------------
Adjusted net income (loss) - diluted                             $     (9,615) $     33,905  $   (148,432)
                                                                  ============  ============  ============

Denominator:
Weighted average shares outstanding - basic                           118,613       116,602       113,405
Effect of dilutive securities:
    Employee stock options and other                                       --           864            --
    3/4% Notes                                                             --        19,224            --
                                                                  ------------  ------------  ------------
Weighted average shares and potentially dilutive common shares
outstanding - diluted                                                 118,613       136,690       113,405
                                                                  ============  ============  ============

Income (loss) per share:
    Basic:
        Continuing operations                                    $      (0.09) $       0.21  $      (1.20)
        Discontinued operations                                  $       0.00  $       0.05  $      (0.11)
        Net income (loss)                                        $      (0.08) $       0.26  $      (1.31)
    Diluted:
        Continuing operations                                    $      (0.09) $       0.20  $      (1.20)
        Discontinued operations                                  $       0.00  $       0.04  $      (0.11)
        Net income (loss)                                        $      (0.08) $       0.25  $      (1.31)

Diluted loss per share from continuing operations, discontinued operations and net loss for fiscal years 2008 and 2006 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. In addition, certain potential common shares were excluded from the diluted computation from continuing operations, discontinued operations and net income for fiscal 2007 because their inclusion would have been anti-dilutive. The items excluded for fiscal years 2008, 2007 and 2006 were as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Outstanding stock options                                              11,262        11,745        15,934
Outstanding restricted stock awards and units                           1,730             2            --
Warrants (1)                                                           19,724        19,871        19,874
3/4% Notes                                                             19,224            --        19,224
3% Notes                                                                   --           646           950

________________________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. See Note 7 to the Consolidated Financial Statements for further details.

Note 15. IBM Distribution Agreement, ServeRAID Agreement and Patent Cross-License Agreement

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

In March 2002, the Company entered into a non-exclusive, perpetual technology licensing agreement and a product supply agreement with IBM. The product supply agreement had an exclusive three-year term, which was amended in fiscal 2005 to change the nature of the agreement to be non-exclusive during the extended two-year term. The technology licensing agreement grants the Company the right to use IBM's ServeRAID technology for the Company's internal and external RAID products. Under the product supply agreement, the Company supplied RAID software, firmware and hardware to IBM for use in IBM's xSeries servers. The agreement did not contain minimum purchase commitments from IBM.

In consideration, the Company paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $15.31 per share. The warrant had a term of five years from the date of issuance and was immediately exercisable; however, the warrant expired unexercised in March 2007. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk-free interest rate of 4.7% and an estimated life of five years. The Company allocated $12.0 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to the Company's OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon the Company's estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee is included in "Net revenues" and "Costs of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

In May 2000, the Company entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002. Under the agreement, the Company obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, the Company granted IBM a license to use all of the Company's patents for the same period. In consideration, the Company paid an aggregate patent fee of $13.3 million. The patent license fee was amortized over the period from January 1, 2000 through June 30, 2007. A number of the licensed patents have either expired or are no longer significant to the Company's product portfolio. If the Company should determine that it is necessary to extend the term of the patent license, the Company believes that it will be able to reach agreement with IBM for such an extension, without interruption to its business operations.

Note 16. Guarantees

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in fiscal years 2008 and 2007.

A reconciliation of the changes to the Company's warranty accrual for fiscal years 2008, 2007 and 2006 was as follows:

                                                                         Years Ended March 31,
                                                                   ---------------------------------
                                                                      2008         2007       2006
                                                                   -----------  ----------- --------
                                                                                 (in thousands)
Balance at beginning of period                                    $       950  $     2,051 $  2,084
Warranties provided                                                     2,389        3,770    5,028
Actual costs incurred                                                  (2,598)      (4,871)  (5,061)
                                                                   -----------  ----------- --------
Balance at end of period                                          $       741  $       950 $  2,051
                                                                   ===========  =========== ========

Note 17. Settlement with Steel Partners, L.L.C. and Steel Partners II, L.P.

On October 26, 2007, the Company, Steel Partners, L.L.C. and Steel Partners II, L.P. (together, "Steel") entered into an agreement (the "Settlement Agreement") ending the election contest that was to occur at the Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel beneficially owned approximately 15% of the Company's common stock as of December 31, 2007.

In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's Board of Directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. Mr. Quicke was appointed to the Company's Compensation Committee, Mr. Howard was appointed to the Company's Nominating and Governance Committee and Mr. Mutch was appointed to the Company's Audit Committee. The Company compensated each of these directors, including the two directors who are affiliates of Steel, with equity awards or equity based awards in amounts that are consistent with the Company's Non-Employee Director Compensation Policy.

Note 18. Segment, Geographic and Significant Customer Information

Segment Information

With OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel, the Company decided in fiscal 2007 not to invest further in its DSG segment. The Company's DSG segment provided high-performance I/O connectivity and digital media products for personal computing platforms, including notebook and desktop PCs, which were sold to retailers, OEMs and distributors. The Company wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. As a result, in the first quarter of fiscal 2008, the Company revised its internal reporting structure by including the remaining SCSI products from its previous DSG segment in its DPS segment. The remainder of the DSG segment was included in the "Other" category, as it represents a reconciling item to its consolidated results of operations. In addition, during the first quarter of fiscal 2007, as a result of retaining the Snap Server portion of the systems business, the Company reorganized its internal organization structure and identified SSG as a new segment, in addition to its then existing segments. Following the revision to its internal reporting structure, the Company operated in two segments, DPS and SSG.  A description of the types of customers or products and services provided by each segment is as follows:

  DPS provides data protection storage products and currently sells all of the Company's storage technologies, including ASICs, board-level products, RAID controllers, internal enclosures and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through the Company's network of distribution and reseller channels.

  SSG provides Snap Server storage systems for storage and protection of both file (NAS) and block (iSCSI) data, as well as related backup, replication, snapshot, and management software. The Company sells these products to end users through its network of distribution partners, solution providers, e-tailers and VARs.

Summarized financial information on the Company's reportable segments, under the revised internal reporting structure, is shown in the following table. The segment financial data for historical periods has been restated to reflect the current internal reporting structure. There were no inter-segment revenues for the periods shown below. The Company does not separately track all tangible assets or depreciation by segments nor are the segments evaluated under these criteria. Segment financial information is summarized as follows for fiscal years 2008, 2007 and 2006:

                               DPS        SSG       Other      Total
                            ---------  ---------  ---------  ---------
                                                 (in thousands)
Fiscal 2008:
Net revenues               $ 145,082  $  22,318  $      --  $ 167,400
Segment income (loss)         26,635     (6,337)        --     20,298
Fiscal 2007:
Net revenues               $ 214,522  $  28,060  $  12,626  $ 255,208
Segment income (loss)         36,894     (7,022)      (922)    28,950
Fiscal 2006:
Net revenues               $ 283,066  $  33,997  $  27,079  $ 344,142
Segment income (loss)         63,244     (4,949)    (5,261)    53,034

A reconciliation of the Company's "Loss from continuing operations before income taxes" on the Consolidated Statements of Operations, which consisted of its segment income (loss) and the details of unallocated corporate income and expenses for fiscal years 2008, 2007 and 2006, was as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
Total segment income                                             $     20,298  $     28,950  $     53,034
Unallocated corporate expenses, net (1)                               (57,873)      (71,610) $    (88,930)
Restructuring charges                                                  (6,273)       (3,711)      (10,430)
Goodwill impairment                                                        --            --       (90,602)
Other (charges) gains                                                   3,371       (14,700)      (11,603)
Interest and other income                                              31,335        25,618        17,621
Interest expense                                                       (3,646)       (3,405)       (3,314)
                                                                  ------------  ------------  ------------
    Loss from continuing operations before income taxes          $    (12,788) $    (38,858) $   (134,224)
                                                                  ============  ============  ============

(1) The unallocated corporate expenses, net, included all administrative expenses, certain research and development and selling and marketing expenses, stock-based compensation expense and amortization of acquisition-related intangible assets.

The following table presents net revenues by countries based on the location of the selling entities:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
                                                                                (in thousands)
United States                                                    $     73,182  $    115,064  $    139,335
Singapore                                                                  --        91,562       204,807
Ireland                                                                94,218        48,582            --
                                                                  ------------  ------------  ------------
    Net revenues                                                 $    167,400  $    255,208  $    344,142
                                                                  ============  ============  ============

The following table presents net property and equipment by countries based on the location of the assets:

                                                                         March 31,
                                                                   ------------------------
                                                                      2008         2007
                                                                   -----------  -----------
                                                                       (in thousands)
United States                                                     $    12,682  $    14,803
Singapore                                                                  80          254
Other countries                                                           522          795
                                                                   -----------  -----------
    Property and equipment, net                                   $    13,284  $    15,852
                                                                   ===========  ===========

Note 19. Supplemental Disclosure of Cash Flows

                                                                                       Years Ended March 31,
                                                                               -------------------------------
                                                                                 2008       2007       2006
                                                                               ---------  ---------  ---------
                                                                                          (in thousands)
Interest paid                                                                 $   3,556  $   4,150  $   3,301
Income taxes paid                                                                 3,879      1,369     15,856
Income tax refund received                                                       16,214      2,563         64
Non-cash investing and financial activities:
Adjustment for deferred stock-based compensation                                     --       (319)      (444)
Unrealized gains (losses) on available-for-sale securities                        2,749      3,792     (2,687)

Note 20. Comparative Quarterly Financial Data (unaudited)

The following table summarized the Company's quarterly financial data:

                                                        Quarters
                                     ------------------------------------------
                                       First     Second      Third     Fourth      Year
                                     ---------  ---------  ---------  ---------  ---------
                                              (in thousands, except per share amounts)
Fiscal 2008:
Net revenues                        $  42,387  $  43,974  $  41,162  $  39,877  $ 167,400
Gross profit                           13,997     15,378     16,169     16,929     62,473
Income (loss) from continuing
    operations, net of taxes           (3,635)    (7,488)     1,108        (79)   (10,094)
Loss from discontinued operations,
    net of taxes                           --       (144)        --        623        479
Net income (loss)                      (3,635)    (7,632)     1,108        544     (9,615)
Income (loss) per share:
    Basic
        Continuing operations       $   (0.03) $   (0.06) $    0.01  $   (0.00) $   (0.09)
        Discontinued operations     $      --  $   (0.00) $      --  $    0.01  $    0.00
        Net income (loss)           $   (0.03) $   (0.06) $    0.01  $    0.00  $   (0.08)
    Diluted
        Continuing operations       $   (0.03) $   (0.06) $    0.01  $   (0.00) $   (0.09)
        Discontinued operations     $      --  $   (0.00) $      --  $    0.01  $    0.00
        Net income (loss)           $   (0.03) $   (0.06) $    0.01  $    0.00  $   (0.08)
Shares used in computing income
    (loss) per share:
    Basic                             117,897    118,405    118,987    119,163    118,613
    Diluted                           117,897    118,405    119,622    119,163    118,613

Fiscal 2007:
Net revenues                        $  69,071  $  73,553  $  60,650  $  51,934  $ 255,208
Gross profit                           22,270     26,543     14,843     17,578     81,234
Income (loss) from continuing
    operations, net of taxes          (24,824)    48,757      5,077     (4,164)    24,846
Income from discontinued operations,
    net of taxes                        1,554      2,308      1,301        834      5,997
Net income (loss)                     (23,270)    51,065      6,378     (3,330)    30,843
Income (loss) per share:
    Basic
        Continuing operations       $   (0.21) $    0.42  $    0.04  $   (0.04) $    0.21
        Discontinued operations     $    0.01  $    0.02  $    0.01  $    0.01  $    0.05
        Net income (loss)           $   (0.20) $    0.44  $    0.05  $   (0.03) $    0.26
    Diluted
        Continuing operations       $   (0.21) $    0.36  $    0.04  $   (0.04) $    0.20
        Discontinued operations     $    0.01  $    0.02  $    0.01  $    0.01  $    0.04
        Net income (loss)           $   (0.20) $    0.38  $    0.05  $   (0.03) $    0.25
Shares used in computing income
    (loss) per share:
    Basic                             115,609    116,325    116,959    117,516    116,602
    Diluted                           115,609    136,735    137,330    117,516    136,690

In the first quarter of fiscal 2008, the Company recorded a gain of $6.7 million on the sale of certain properties. In the first, second, third and fourth quarters of fiscal 2008, the Company recorded restructuring charges of $1.5 million, $3.5 million, $0.9 million and $0.8 million related to restructuring plans implemented in the first and second quarters of fiscal 2008. In the fourth quarter of fiscal 2008, the Company recorded adjustments of ($0.4) million related to prior fiscal years restructuring plans. During the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $2.4 million to write down the SSG intangible assets related to the Elipsan and Snap Appliance acquisitions to zero due to a revision in the Company's forecasts in that quater that resulted in expected negative cash flows for these assets for the first time. In the first quarter of fiscal 2007, the Company recorded an impairment charge of $13.2 million related to the Snap server portion of its systems business and implemented a restructuring plan. In second quarter of fiscal 2007, the Company received a discrete tax benefit of $46.0 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, including the resolution of the Company's fiscal 1997 U.S. Tax Court Litigation and implemented a restructuring plan. In the third quarter of fiscal 2007, the Company recorded inventory-related charges of $7.8 million and received a discrete tax benefit of $12.9 million primarily attributable to the settlement of certain tax disputes with the U.S. taxing authorities, including the resolution of its fiscal 2002 and fiscal 2003 IRS audit cycle. In the fourth quarter of fiscal 2007, the Company recorded a write-down of a minority investment of $0.9 million (see Note 12 to the Consolidated Financial Statements). These actions affect the comparability of this data.

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

  EITF No. 00-21: Revenue Recognition with Multiple Deliverables

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

  FASB: Financial Accounting Standards Board

  FIN: FASB Interpretation Number

  FIN 44: Accounting for Certain Transactions Involving Stock Compensation

  FIN 48: Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25

  FSP: FASB Staff Position

  FSP APB 14-1: Accounting for Certain Transactions involving Convertible Debt

  FSP FAS No. 123(R)-3: Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards

  FSP FAS 142-3: Accounting for Certain Transactions for Determining the Useful Life of Intangible Assets.

  FSP FAS No. 157-1: Application of FASB SFAS No. 157 to FASB SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13

  FSP FAS No. 157-2: Effective Date of SFAS No. 157

  FSP FAS 161: Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133

  SAB: Staff Accounting Bulletins

  SAB 104: Revenue Recognition

  SAB 107: Share Based Payment

  SAB 110: Certain Assumptions Used in Valuation Methods - Expected Term

  SEC: Securities Exchange Commission

  SFAS: Statement of Financial Accounting Standards

  SFAS No, 13: Accounting for Leases

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
  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities
  SFAS No. 160: Non-controlling Interests in Consolidated Financial Statements

  SOP: Statement of Position

  SOP No. 97-2: Software Revenue Recognition

  SOP No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions

ADAPTEC, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

                                                    Balance at                          Balance at
                                                    Beginning   Charges to the           End of
                                                    of Period      P&L      Deductions    Period
                                                    ----------  ----------  ----------  ----------
                                                                    (in thousands)
Year ended March 31, 2008
    Allowance for doubtful accounts(1)             $      519  $       65  $      326  $      258
    Sales reserves(1)                                   2,399       8,020       8,144       2,275
    Allowances(1)                                       3,303      10,506      11,754       2,055
    Valuation allowance for deferred tax a            124,070          --      79,479      44,591
                                                                                     --
Year ended March 31, 2007
    Allowance for doubtful accounts(1)             $      814  $       67  $      362  $      519
    Sales returns(1)                                    4,743       9,393      11,737       2,399
    Allowances(1)                                       6,067      10,241      13,005       3,303
    Valuation allowance for deferred tax a             91,476      32,594          --     124,070

Year ended March 31, 2006
    Allowance for doubtful accounts(1)             $    1,029  $        5  $      220  $      814
    Sales returns(1)                                    4,199      12,445      11,901       4,743
    Allowances(1)                                      10,090      14,350      18,373       6,067
    Valuation allowance for deferred tax a             67,167      24,309          --      91,476

________________________

Notes:

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
Date: June 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUBRAMANIAN SUNDARESH	President and Chief Executive Officer	June 12, 2008
Subramanian Sundaresh	(principal executive officer)

/s/ MARY L. DOTZ	Chief Financial Officer	June 12, 2008
MARY L. DOTZ	(principal financial officer)

/s/ JOHN M. WESTFIELD	Vice President and Corporate Controller	June 12, 2008
John M. Westfield	(principal accounting officer)

/s/ D. SCOTT MERCER	Chairman	June 12, 2008
D. Scott Mercer

/s/ JON S. CASTOR	Director	June 12, 2008
Jon S. Castor

/s/ JACK L. HOWARD	Director	June 12, 2008
Jack L. Howard

/s/ JOSEPH S. KENNEDY	Director	June 12, 2008
Joseph S. Kennedy

/s/ ROBERT J. LOARIE	Director	June 12, 2008
Robert J. Loarie

/s/ JOHN MUTCH	Director	June 12, 2008
John Mutch

/s/ JOHN J. QUICKE	Director	June 12, 2008
John J. Quicke

/s/ DR. DOUGLAS E. VAN HOUWELING	Director	June 12, 2008
Dr. Douglas E. Van Houweling

INDEX TO EXHIBITS

			Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

2.01		Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02		Amended and Restated Bylaws of the Company	8-K	000-15701	3.01	12/18/06
4.01		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.02		Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.03		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.04		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.05		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.06		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
10.01	+	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	+	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	+	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.04	+	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.05	+

Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.

			10-K	000-15071	(B)	(B)
10.06	+	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.07	+	2000 Nonstatutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.08	+	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.09	+	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.10		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
10.11	+	2004 Equity Incentive Plan, as amended on August 24, 2006	8-K	000-15071	99.01	8/30/06
10.12	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.13	+	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.14	+	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.15	+	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.16	+	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.17	+	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
10.18	+	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.19	+	Executive Employment Agreement of Subramanian "Sundi" Sundaresh, effective as of August 14, 2007	10-Q	000-15071	10.01	11/06/07
10.20	+	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05
10.21	*	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06
10.22	*	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06
10.23	*	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06
10.24	*	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among the Registrant, Sanmina--SCI Corporation and Sanmina-SCI USA, Inc.	10-K	000-15071	10.49	06/14/06
10.25	+	Non-Employee Director Compensation Policy, as amended	10-Q	000-15071	10.1	11/08/06
10.26	+	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	7/28/06
10.27		Restricted Stock Award Agreement under 2006 Director Plan as amended on February 7, 2008	8-K	000-15071	10.02	02/07/08
10.28		Stock Option Award Agreement under 2006 Director Plan	8-K	000-15701	10.01	02/07/08
10.29		Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008	8-K	000-15071	10.03	02/07/08
10.30		Restricted Stock Award Agreement under 2006 Director Plan as amended on February 7, 2008	8-K	000-15071	10.04	02/07/08
10.31	+	Offer Letter between the Company and Jon S. Castor, dated July 17, 2006	8-K	000-15071	99.02	07/20/06
10.32	+	Fiscal 2008 Adaptec Incentive Plan	8-K	000-15071	99.1	04/20/07
10.33	+	Form of Indemnificaion Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07
10.34	+	Separation Agreement of Russell Johnson, effective September 22, 2007	10-Q	000-15071	10.11	11/06/07
10.35		Settlement Agreement dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel partners II, L.P.	8-K	000-15071	10.01	10/31/07
10.36	+	Terlizzi Separation Agreement, effective January 28, 2008					X
10.37		Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation					X
10.38	+	Offer Letter and Executive Employment Agreement between the Company and Mary Dotz, dated March 31, 2008	8-K	000-15071	99.02	03/31/08
21.01		Subsidiaries of Registrant					X
23.01		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.					X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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