Form 10-K/A
period 2008-03-31
ADAPTEC INC
filed 2008-06-16
CIK 709804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

      At May 30, 2008, the Registrant had 120,623,158 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference certain information from the Registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders.

     PDF provided as courtesy

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the year ended March 31, 2008, originally filed on June 13, 2008 (the "Original Filing"). We are filing this Amendment solely due to a technical administrative error that resulted in the incorrect files, including the actual Form 10-K and attachments thereto, being submitted for filing.

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

We were incorporated in 1981 in California and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. We are an S&P Small Cap 600 Index member. Our principal executive offices are located at 691 South Milpitas Boulevard, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We also maintain our website at http://www.adaptec.com. Information found on or accessible through our website is not part of and is not incorporated into, this Annual Report on Form 10-K.

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

                          Fiscal 2008           Fiscal 2007
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

Geographical Revenues and Customer Concentration

Geographical Revenues:                                                          FY2008     FY2007      FY2006
-----------------------------------------------------------------              --------- ----------   ---------
North America                                                                        42%       44%        41%
Europe                                                                               29%       27%        29%
Pacific Rim                                                                          29%       29%        30%
                                                                               --------- ----------   ---------
Total Revenues                                                                      100%      100%       100%
                                                                               ========= ==========   =========
                                                                               s

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

 Interest and Other Income, Net

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Interest Income                                    $        28.7         18% $    24.4         44% $    16.9
Loss on Extinguishment of Debt, Net                           --         -- %        --        100%      (0.1)
Realized Currency Transaction Gains (Losses)                 2.6        165%       0.9         n/a       (0.3)
Other                                                        0.1        (58)%       0.3        (74)%       1.1
                                                     ------------ ----------   --------- ----------   ---------
Total Interest and Other Income, Net               $        31.3         22% $    25.6         45% $    17.6
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

 Income Taxes

                                                                  Percentage             Percentage
                                                        FY2008      Change      FY2007     Change      FY2006
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Provision For (Benefit From)
Income Taxes                                       $        (2.7)       (96)% $   (63.7)        n/a  $     1.6

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

The following table summarizes our contractual obligations at March 31, 2008.

Contractual Obligations (in thousands)                      Payments Due By Period
----------------------------------------  ----------------------------------------------------------
                                                         Less                                More
                                                         than                                than
                                            Total       1 year    1-3 years   3-5 years    5 years
                                          ----------  ----------  ----------  ----------  ----------
Long-Term Debt and Associated Interest(1)$  226,238  $  226,238  $       --  $       --  $       --
Operating Leases                             12,876       5,012       6,533       1,331          --
Purchase Obligations (2)                     14,886      14,886          --          --          --
Other Long-Term Liabilities (3)                 810          --          --          --         810
                                          ----------  ----------  ----------  ----------  ----------
Total                                    $  254,810  $  246,136  $    6,533  $    1,331  $      810
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

In the fiscal 2008, we experienced significant variances in the impact of specific rate items compared to prior years. The majority of the effective tax rate differences were driven by the overall decrease in our consolidated net loss from $28.7 million in fiscal 2007 to $12.1 in fiscal 2008. Other significant shifts include the impact of tax reserves, foreign losses not benefited, foreign income taxed at non-U.S. rates, and distributions from subsidiaries.

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

The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

     Name                             Age                          Principal Occupation
---------------------------         -------     ----------------------------------------------------------
Subramanian "Sundi" Sundaresh         52        President, Chief Executive Officer and Director

Mary L. Dotz                          50        Vice President and Chief Financial Officer

Marcus D. Lowe                        52        Vice President of Emerging Business Unit
                                                and Corporate Development

Jon S. Castor              (1) (2)    56        Director

Jack L. Howard             (3)        46        Director

Joseph S. Kennedy          (1)        61        Director

Robert J. Loarie           (2)        65        Director

D. Scott Mercer                       57        Chairman of the Board of Directors

John Mutch                 (1)        51        Director

John J. Quicke             (2)        58        Director

Douglas E. Van Houweling   (3)        64        Director

________________________

(1) Audit Committee member

(2) Compensation Committee member

(3) Governance and Nominating Committee member

Subramanian "Sundi" Sundaresh has served as one of our directors since 2005 and our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

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

John Mutch has served as one of our directors since 2007. Since December 2005, Mr. Mutch has been the founder and managing partner of MV Advisors, LLC, a strategic block investment firm that provides focused investment and strategic guidance to small and mid-cap technology companies. Prior to founding MV Advisors, Mr. Mutch was the President and CEO of Peregrine Systems, an enterprise software provider. In March 2003, Mr. Mutch was appointed to the Peregrine Board of Directors by the U.S. Bankruptcy Court and assisted the company in its bankruptcy work out. Mr. Mutch became President and CEO of Peregrine in August 2003 until its sale to Hewlett Packard in December of 2005. Previously, Mr. Mutch served as President and CEO of HNC Software, an enterprise analytics software provider that was sold to Fair Isaac in August 2002. Mr. Mutch also spent seven years at Microsoft Corporation in a variety of executive sales and marketing positions. Mr. Mutch is also a director of Phoenix Technologies Ltd., and EDGAR Online, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during fiscal 2008, except that Steel Partners II, L.P. filed one Form 4 late during fiscal 2008, which covered two purchases of shares of our common stock by Steel Partners II, L.P., a Form 4 was filed late for John J. Quicke related to his initial grants of restricted stock units and stock appreciation rights, and a Form 4 was filed late for Jack L. Howard related to his initial grants of restricted stock units and stock appreciation rights.

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics, that is applicable to all employees, including all officers, and our independent directors with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission, or SEC, and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on the Company's web site at http://www.adaptec.com. The Company will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

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
   (Subsidiary of Datalogic S.p.A.)

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

Mary L. Dotz, our Chief Financial Officer, joined Adaptec on March 31, 2008 with a negotiated base salary of $265,000.

Retention and Other Special Compensation Programs

In fiscal 2008, the Committee was focused on retaining executives due to uncertainty created by the potential proxy contest, the high percentage of employee turnover, and potential business transactions we were considering. The Committee asked Compensia for guidance and recommendations in determining the appropriate retention program for our executive officers and, in April 2007, reviewed a special report prepared by Compensia explaining retention practices. The Committee believes that stability in the executive team is critical in order to retain the executive officers and meet our financial and corporate goals. Accordingly, a performance-contingent program was put in place for our Chief Executive Officer, and a service-based retention award was developed for the other executive officers with an amount equal to two months of base salary payable at the end of November, 2007 and a an amount equal to four months of base salary payable in April 2008.

The design provided for the larger payment later in the fiscal year after key company actions were to be completed to reinforce the retention theme. Mr. O'Meara received $162,500; Mr. Lowe received $130,000; Mr. Goyal received $127,500; and Mr. Terlizzi received $115,000 under this program. The Committee made a decision not to offer the time-based retention incentive to Mr. Sundaresh to ensure that he focused the executive team on achieving specific goals; instead, the Committee created a performance-contingent retention program for him. The Committee identified three critical individual goals to improve our revenue potential, and lower our operating expenses and enhance the strategic direction of our company. Each goal was valued at two months of base salary. The Committee determined that Mr. Sundaresh satisfied 100% of the first goal by signing an agreement with an ASIC partner by September 30, 2007, 50% of the second goal by eliminating infrastructure costs in IT and Facilities, and 0% of the third goal, as a proposed corporate transaction was not completed. This resulted in an aggregate 50% achievement of his performance goals, equaling a payment of $112,500, or three months of his base salary. The combination of these programs was believed sufficient to retain our Chief Executive Officer and our other executives.

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

                        Annual             Annual
                      Target % of      Achieved % of
                      Base Salary       Base Salary           Total Award
                      -----------      --------------         -----------
Sundaresh                     85%                42%       $   190,575

O'Meara                       60%                18%       $    60,000

Lowe                          50%                22%       $    56,000

Goyal                         50%                22%       $    55,000

Terlizzi                      50%                13%       $    29,500

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

                                                                                                     Change in
                                                                                                      Pension
                                                                                                       Value
                                                                                           Non-       and Non-
                                                                                          Equity      qualifed
                                                                                         Incentive    Deferred      All
                                                                                           Plan       Compen-      Other
                                                                   Stock      Option      Compen-      sation     Compen-
Name and                         Fiscal                 Bonus      Awards     awards      sation      Earings      sation
Principal Position                Year   Salary ($)    ($)(1)      ($)(2)     ($)(2)      ($)(3)        ($)        ($)(4)        Total ($)
-----------------------------    ------ ----------- ----------- ---------- ----------- ----------- ------------ ----------    -------------
Subramanian "Sundi" Sundaresh     2008  $  450,000          --   $369,966  $  228,098  $  303,075  $    29,927  $  26,976     $  1,408,042
   Chief Executive Officer        2007  $  450,000          --   $ 90,981  $  163,336  $  180,000  $    32,455  $  27,004     $    943,776
   and President

Christopher G. O'Meara       (5)  2008  $  325,000  $  162,500   $164,805  $  256,251  $   60,000           --  $ 380,184 (6) $  1,348,740
     Former Vice President        2007  $  325,000          --   $ 42,480  $  167,978  $  101,000           --  $  12,789     $    649,247
     and Chief Financial Office

Mary L. Dotz                 (7)  2008  $    1,020          --         --          --          --           --  $      49     $      1,069
     Vice President               2007          --          --         --          --          --           --         --               --
     and Chief Financial Officer

Marcus D. Lowe                    2008  $  260,000  $  130,000   $131,474  $   80,740  $   56,000           --  $  22,738     $    680,952
     Vice President               2007  $  260,000          --   $ 32,753  $   89,889  $   67,000           --  $  17,939     $    467,581
     and General Manager

Manoj Goyal                  (8)  2008  $  255,000  $  127,500   $123,671  $  121,766  $   55,000  $       407  $  25,419     $    708,763
     Former Vice President        2007  $  215,000  $   50,000(9)$ 10,958  $   54,365  $   53,300  $       575  $  18,500     $    402,698
     and General Manager of
     Data Protection Solutions

Stephen Terlizzi             (10) 2008  $  198,846  $  115,000   $ 59,979  $   37,673  $   29,500           --  $ 195,084 (11)$    636,082
     Former Vice President        2007  $   97,308          --         --  $   10,379          --           --  $   9,217  (4)$    116,904
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

  (4) The amounts shown in this column consist of one or more of the following: health and life insurance premiums paid by Adaptec, an automobile allowance, matching contributions made to the officer's 401(K) plan, medical reimbursement, financial planning services and employee stock purchase plan disqualifying dispositions and health club.

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

                                                                                      All Other      All Other
                                                                                       Stock       Option Awards:    Exercise
                                              Estimated Future Payouts under           Awards:       Number of         or Base         Grant Date
                                              Non-Equity Incentive Plan             Number Shares   Securities          Price          Fair Value
                                                       Awards (1)                     Shares of     Underlying        of Option       of Stock and
                                       -------------------------------------------  Stock or Units    Options           Awards        Option Awards
         Name            Grant Date      Threshold ($)   Target ($)    Maximum ($)       (#) (2)          (#)           ($/Sh)             (4)
----------------------- -------------  --------------  ------------  -------------  -------------  --------------  --------------  ----------------
Subramanian "Sundi"          --                   --   $   382,500   $    765,000             --              --              --                --
   Sundaresh             08/23/2007               --            --             --        200,000              --              --   $       699,800
----------------------- -------------  --------------  ------------  -------------  -------------  --------------  --------------  ----------------
Christopher G. O'Meara   08/23/2007               --            --             --         75,000              --                   $       262,425
----------------------- -------------  --------------  ------------  -------------  -------------  --------------  --------------  ----------------
Mary L. Dotz (3)             --                   --   $   132,500   $    265,000             --              --              --                --
                         03/31/2008               --            --             --             --         125,000   $        2.94   $       121,725
                         03/31/2008               --            --             --         50,000              --              --   $       146,950
----------------------- -------------  --------------  ------------  -------------  -------------  --------------  --------------  ----------------
Marcus Lowe                  --                   --   $   130,000   $    260,000             --              --              --                --
                         08/23/2007               --            --             --         70,000              --              --   $       244,930
----------------------- -------------  --------------  ------------  -------------  -------------  --------------  --------------  ----------------
Manoj Goyal              08/23/2007               --            --             --        100,000              --              --   $       349,900
----------------------- -------------  --------------  ------------  -------------  -------------  --------------  --------------  ----------------
Stephen Terlizzi         08/23/2007               --            --             --         70,000              --              --   $       244,930

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
                                     Securities      Securities                                       Number of            of Shares or
                                     Underlying      Underlying                                       Shares or            Units of
                                     Unexercised    Unexercised            Option       Option     Units of Stock         Stock That
                                      Options         Options             Exercise    Expiration    That Have Not          Have not
                    Name           (#)Exercisable  (#)Unexercisable       Price ($)      Date          Vested             Vested($) (1)
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

(1) The market value of the shares of restricted stock that have not yet vested was calculated based on the closing trading price for our common stock on The NASDAQ Global Market on March 31, 2008 of $2.94 per share.

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

(8) The employment of each Messrs. O'Meara, Goyal and Terlizzi with Adaptec has terminated. All of their unexercisable stock options have terminated, and their exercisable options will expire, if not exercised, by their expiration dates, all of their unvested shares of restricted stock have been forfeited.

(9) This option vests with respect to 25% of the underlying shares on March 31, 2009 and with respect to an additional 6.25% of the underlying shares at the end of each susequeent three-month period such that the options will be fully vested on March 31, 2012.

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

  (4) We awarded each of Mr. Howard Mr. Quicke 16,250 restricted stock units on February 7, 2008. These restricted stock units shall vest with respect to 33-1/3% of the shares on the first anniversary of the grant date, and with respect to 8- 1/3% of the shares quarterly thereafter.

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

In addition, we granted each of Mr. Howard and Mr. Quicke stock appreciation rights covering 32,500 shares of our common stock on February 7, 2008. These stock appreciation rights vest with respect to 33-1/3% of the award on the first anniversary of the grant date and with respect to 8-1/3% of the award quarterly thereafter. There was no expense incurred in fiscal 2008 related to these stock appreciation rights.

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

                                               Adaptec Shares Beneficially Owned
                                             ---------------------------------------
                                                                      Percentage
                                                                       of Shares
      Name of Beneficial Owner               Number of Shares (1)     Outstanding
      --------------------------------       -----------------     -----------------
      Directors and Executive Officers:
      --------------------------------
      Jon S. Castor                                    51,250                      *

      Jack L. Howard                                       --                      *

      Joseph S. Kennedy                               140,000                      *

      Robert J. Loarie (2)                            192,604                      *

      D. Scott Mercer                                 160,000                      *

      John Mutch                                       16,250                      *

      John J. Quicke                                       --                      *

      Douglas E. Van Houweling                        140,000                      *

      Subramanian "Sundi" Sundaresh                   757,128                      *

      Marcus D. Lowe                                  286,528                      *

      Mary L. Dotz                                     50,000                      *
                                             ------------------
      Directors and Executive Officers              1,793,760                   1.49%
         as a group (11 persons)
                                             ==================

      5% Stockholder:
      --------------------------------
      Steel Partners II, L.P.         (3)          19,107,826                 15.84%

      Dimensional Fund Advisors, L.P. (4)           9,791,284                  8.12%

      Renaissance Technologies LLC    (5)           9,534,100                  7.90%

      Donald Smith & Co., Inc.        (6)           8,185,464                  6.78%

      Barclays Global Investors, N.A. (7)           6,578,643                  5.45%

* Less than 1% ownership.

(1) Includes the following shares that may be acquired upon exercise of stock options granted under our stock option plans within 60 days after May 21, 2008, and the following restricted shares that have been awarded but have not yet released as of May 21, 2008.

                                                       Number of
                                                       Restricted
       Name                Number of Options             Stock
-------------------        ------------------        ---------------
Jon S. Castor                         28,750                  6,250

Joseph S. Kennedy                    127,500                  6,250

Robert J. Loarie                     132,500                  6,250

D. Scott Mercer                      147,500                  6,250

Douglas E. Van Houweling             127,500                  6,250

John Mutch                                --                 16,250

Jack L. Howard                            --                     --

John J. Quicke                            --                     --

Subramanian "Sundi" Sundare          454,999                250,000

Marcus D. Lowe                       198,332                 88,000

Mary L. Dotz                              --                 50,000
                                  ----------              ---------
Directors and executive            1,217,081                435,500
   officers as a group
                                  ==========              =========

(2) Includes 53,854 shares held in the name of a trust for the benefit of Mr. Loarie and his family.

(3) Steel Partners II, L.P. ("Steel Partners") has sole voting and dispositive power over all of the shares. Steel Partners, L.L.C. is the general partner of Steel Partners. The sole executive officer and managing member of Steel Partners, L.L.C. is Warren G. Lichtenstein, who is Chairman of the Board, Chief Executive Officer and Secretary. By virtue of his positions with Steel Partners, L.L.C. and Steel Partners, Mr. Lichtenstein has the power to vote and dispose of all of the shares. Steel Partners' address is 590 Madison Avenue, 32nd Floor, New York, New York 10022. As of June 11, 2008, Steel Partners reported that it owned 19,653,450 shares of our common.

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
                                   Outstanding        Outstanding         under Equity
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

Certain Related Party Transactions

Settlement Agreement with Steel Partners

On October 26, 2007, we entered into a Settlement Agreement (the "Settlement Agreement") with Steel Partners, L.L.C. and Steel Partners II, L.P. (collectively, "Steel Partners") to end the election contest that was to occur at our 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel Partners, our largest stockholder, beneficially owned approximately 16.29% of our common stock as of June 11, 2008.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents information regarding the fees estimated and billed by PricewaterhouseCoopers LLP and affiliated entities (collectively "PricewaterhouseCoopers") for our 2008 and 2007 fiscal years.

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

Audit-Related Fees. This category includes professional services rendered by PricewaterhouseCoopers that were related to due diligence on a potential acquisition.

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
                                                                   ===========  ===========

See accompanying Notes to the Consolidated Financial Statements.

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
                                                                               =========  =========  =========

See accompanying Notes to the Consolidated Financial Statements.

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

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of March 31, 2008 and changes during fiscal years 2006, 2007 and 2008 is presented below:

                                                                       Weighted
                                                                       Average
                                                       Weighted       Remaining
                                                       Average       Contractual      Aggregate
                                                       Exercise         Term          Intrinsic
                                        Shares          Price          (Years)          Value
                                    --------------  --------------  --------------  --------------
                                    (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2005              21,170  $        10.49
    Granted                                 7,954  $         3.74
    Exercised                              (1,530) $         3.20
    Forfeited and cancelled                (7,652) $         9.09
                                    --------------
Outstanding at March 31, 2006              19,942            8.90
    Granted                                 2,637  $         4.41
    Exercised                              (1,244) $         3.52
    Forfeited and cancelled                (8,343) $        11.07
                                    --------------
Outstanding at March 31, 2007              12,992  $         7.11
    Granted                                   544  $         3.51
    Exercised                                (605) $         3.29
    Forfeited and cancelled                (3,952) $         8.18
                                    --------------
Outstanding at March 31, 2008               8,979  $         6.67            3.41  $       128
                                    ==============  ==============  ==============  ==============

Options vested and expected to
    vest at March 31, 2008                  8,593  $         6.78            3.30  $       128
                                    ==============  ==============  ==============  ==============

Options exercisable at
    March 31, 2006                         13,531  $        10.62
                                    ==============  ==============
    March 31, 2007                          9,501  $         7.84
                                    ==============  ==============
    March 31, 2008                          7,118  $         7.25            2.82  $       126
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

Note 10. Restructuring Charges

During fiscal years 2008, 2007 and 2006, the Company recorded restructuring charges of $6.3 million, $3.7 million and $10.4 million, respectively. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.4) million in adjustments related to prior fiscal years' restructuring plans, as actual results were lower than anticipated. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are not allocated to segments, but rather managed at the corporate level. The restructuring plans are discussed in detail below.

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
                                                                  ============  ============  ============

The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

                                                                              Years Ended March 31,
                                                                  ----------------------------------------
                                                                      2008          2007          2006
                                                                  ------------  ------------  ------------
Federal statutory rate                                                  (35.0)%       (35.0)%       (35.0)%
State taxes, net of federal benefit                                       0.7%        (1.1)%         1.2%
Foreign subsidiary income at other than the U.S. tax rate                   -- %       (15.0)%        (8.7)%
Foreign losses not benefited                                             46.0%        12.3%        16.9%
Changes in tax reserves                                                  (4.1)%      (148.9)%         0.5%
OID Interest                                                            (25.2)%       (11.8)%        (3.2)%
Stock-based compensation                                                   -- %        (6.1)%          -- %
Change in valuation allowance                                           (34.8)%        29.4%        16.4%
Distributions from foreign subsidiaries                                  30.2%          -- %          -- %
Other permanent difference                                                1.1%        12.3%        -1.3%
Acquisition related impairment charges                                     -- %          -- %        17.0%
Research and development credits                                           -- %          -- %        (2.5)%
Foreign repatriation                                                       -- %          -- %        (0.1)%
                                                                  ------------  ------------  ------------
Effective income tax rate                                               (21.1)%      (163.9)%         1.2%
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

The following table summarizes the activity related to the Company's gross unrecognized tax benefits during the fiscal year:

                                                        (In Thousands)

Balance at April 1, 2007 (date of implementation)     $       20.325
Increases related to prior year tax positions                  2,019
Decreases related to prior year tax positions                   (904)
Increases related to current year tax positions                1,209
Decreases related to settlement with taxing authorities       (1,139)
--------------------------------------------------      -------------
Balance at March 31, 2008                                     21,510
                                                        =============

As of March 31, 2008, total unrecognized tax benefits in the amount of $4.4 million, if recognized, would impact the effective tax rate.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of March 31, 2008, tax years 2004 through 2008 remained open to examination by the U.S. federal taxing authorities, tax years 1994 through 2008 remained open to examination by U.S. state taxing authorities,  tax years 1998 through 2008 remained open to examination in Singapore and tax years 2001 through 2008 remained open to examination in various foreign jurisdictions. As a result of the IRS's stated intent to close the fiscal 2004 through 2006 audit cycle as a "no change," it is reasonably possible that the Company's total gross unrecognized tax benefits will decrease by $3.3 million during the next twelve months, none of which is expected to impact the Company's effective tax rate. The unrecognized tax benefits relate to the Company's US tax treatment of Original Issue Discount interest and cost shared equity compensation. Other than these amounts, the Company does not anticipate any significant change to its total unrecognized tax benefits during the next twelve months.

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
Date: June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUBRAMANIAN SUNDARESH	President and Chief Executive Officer	June 13, 2008
Subramanian Sundaresh	(principal executive officer)

/s/ MARY L. DOTZ	Chief Financial Officer	June 13, 2008
MARY L. DOTZ	(principal financial officer)

/s/ JOHN M. WESTFIELD	Vice President and Corporate Controller	June 13, 2008
John M. Westfield	(principal accounting officer)

/s/ D. SCOTT MERCER	Chairman	June 13, 2008
D. Scott Mercer

/s/ JON S. CASTOR	Director	June 13, 2008
Jon S. Castor

/s/ JACK L. HOWARD	Director	June 13, 2008
Jack L. Howard

/s/ JOSEPH S. KENNEDY	Director	June 13, 2008
Joseph S. Kennedy

/s/ ROBERT J. LOARIE	Director	June 13, 2008
Robert J. Loarie

/s/ JOHN MUTCH	Director	June 13, 2008
John Mutch

/s/ JOHN J. QUICKE	Director	June 13, 2008
John J. Quicke

/s/ DR. DOUGLAS E. VAN HOUWELING	Director	June 13, 2008
Dr. Douglas E. Van Houweling

INDEX TO EXHIBITS

			Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

2.01		Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
3.01		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.02		Amended and Restated Bylaws of the Company	8-K	000-15701	3.01	12/18/06
4.01		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.02		Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.03		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.04		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.05		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.06		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
10.01	+	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.02	+	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.03	+	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.04	+	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.05	+

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