Form 10-Q
period 2008-06-27
ADAPTEC INC
filed 2008-08-05
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of August 1, 2008 was 120,439,824.

Note: PDF provided as a courtesy

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                              (in thousands, except per share amounts)
Net revenues                                                                 $           31,503  $           36,102
Cost of revenues                                                                         16,821              24,593
                                                                              ------------------  ------------------
    Gross profit                                                                         14,682              11,509
                                                                              ------------------  ------------------
Operating expenses:
    Research and development                                                              5,903              10,416
    Selling, marketing and administrative                                                 9,497              13,460
    Amortization of acquisition-related intangible assets                                    --                 643
    Restructuring charges                                                                 1,837               1,526
    Other charges (gains)                                                                    --              (5,914)
                                                                              ------------------  ------------------
        Total operating expenses                                                         17,237              20,131
                                                                              ------------------  ------------------
Loss from continuing operations                                                          (2,555)             (8,622)
Interest and other income, net                                                            5,262               6,721
Interest expense                                                                           (841)             (1,014)
                                                                              ------------------  ------------------
Income (loss) from continuing operations before income taxes                              1,866              (2,915)
Provision for income taxes                                                                1,913                 214
                                                                              ------------------  ------------------
Loss from continuing operations, net of taxes                                               (47)             (3,129)
                                                                              ------------------  ------------------
Discontinued operations, net of taxes:
    Loss from discontinued operations, net of taxes                                        (734)               (506)
    Income from disposal of discontinued operations, net of taxes                         5,794                  --
                                                                              ------------------  ------------------
        Income (loss) from discontinued operations, net of taxes                          5,060                (506)
                                                                              ------------------  ------------------
Net income (loss)                                                            $            5,013  $           (3,635)
                                                                              ==================  ==================
Income (loss) per share:
Basic
    Continuing operations                                                    $            (0.00) $            (0.03)
    Discontinued operations                                                                0.04               (0.00)
    Net income (loss)                                                        $             0.04  $            (0.03)
Diluted
    Continuing operations                                                    $            (0.00) $            (0.03)
    Discontinued operations                                                                0.04               (0.00)
    Net income (loss)                                                        $             0.04  $            (0.03)

Shares used in computing income (loss) per share:
    Basic                                                                               119,192             117,897
    Diluted                                                                             119,192             117,897

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                June 30, 2008       March 31, 2008
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                                $          235,943  $          239,911
    Marketable securities                                                               395,661             386,305
    Restricted marketable securities                                                        840               1,670
    Accounts receivable, net                                                             19,635              23,204
    Inventories                                                                           6,147               9,926
    Prepaid expenses and other current assets                                            22,416              20,407
                                                                              ------------------  ------------------
        Total current assets                                                            680,642             681,423
Property and equipment, net                                                              12,593              13,284
Other long-term assets                                                                    6,588               5,380
                                                                              ------------------  ------------------
Total assets                                                                 $          699,823  $          700,087
                                                                              ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                         $           14,665  $           12,311
    Accrued and other liabilites                                                         15,417              19,128
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                           225,402             225,321
                                                                              ------------------  ------------------
        Total current liabilities                                                       255,484             256,760
Other long-term liabilities                                                               7,880               9,335
Deferred income taxes                                                                    10,014               9,896
                                                                              ------------------  ------------------
        Total liabilities                                                               273,378             275,991
Commitments and contingencies (Note 13)

Stockholders' equity:
    Common stock                                                                            120                 121
    Additional paid-in capital                                                          200,736             199,289
    Accumulated other comprehensive income, net of taxes                                  2,883               6,993
    Retained earnings                                                                   222,706             217,693
                                                                              ------------------  ------------------
        Total stockholders' equity                                                      426,445             424,096
                                                                              ------------------  ------------------
Total liabilities and stockholders' equity                                   $          699,823  $          700,087
                                                                              ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                            $            5,013  $           (3,635)
Less: income (loss) from discontinued operations, net of taxes                            5,060                (506)
                                                                              ------------------  ------------------
Loss from continuing operations, net of taxes                                               (47)             (3,129)
Adjustments to reconcile loss from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
    Stock-based compensation                                                              1,386               1,444
    Inventory-related charges                                                               197               2,376
    Depreciation and amortization                                                         1,316               3,006
    Gain on sale of long-lived assets                                                        --              (6,735)
    Other non-cash items                                                                     60                  72
    Changes in assets and liabilities                                                     4,644                (742)
                                                                              ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities of Continuing Operations              7,556              (3,708)
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations             (151)              1,665
                                                                              ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                       7,405              (2,043)
                                                                              ------------------  ------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                        (127)               (204)
Proceeds from sale of long-lived assets                                                      --              19,881
Purchases of marketable securities                                                     (100,075)             (5,829)
Sales of marketable securities                                                           70,863              25,290
Maturities of marketable securities                                                      15,893              19,602
Maturities of restricted marketable securities                                              844                 844
                                                                              ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities of Continuing Operations            (12,602)             59,584
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations            1,629                 (11)
                                                                              ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                     (10,973)             59,573
                                                                              ------------------  ------------------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                                        3                 636
                                                                              ------------------  ------------------
Net Cash Provided by Financing Activities                                                     3                 636
                                                                              ------------------  ------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                        (403)                187
                                                                              ------------------  ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     (3,968)             58,353
Cash and Cash Equivalents at Beginning of Period                                        239,911              95,922
                                                                              ------------------  ------------------
Cash and Cash Equivalents at End of Period                                   $          235,943  $          154,275
                                                                              ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, which was filed with the SEC on June 16, 2008. The first quarters of fiscal 2009 and 2008 ended June 27, 2008 and June 29, 2007, respectively. For presentation purposes, the accompanying financial statements have been shown as ending on June 30. The results of operations for the first quarter of fiscal 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including reclassification of discontinued operations as discussed in Note 4 to the financial statements. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, and other than the Company's Condensed Consolidated Balance Sheet at March 31, 2008, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

The glossary of key acronyms used in the Company's industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q is listed in alphabetical order in Note 19.

2. Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS No. 157-2, which delays the effective date of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, which will be the Company's fiscal year 2010. The Company is currently evaluating the financial impact that FSP FAS No. 157-2 will have, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company's fiscal 2009. The adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial statements as the Company did not elect the fair value option for any of its financial assets and liabilities that were not previously measured at fair value.

In December 2007, the FASB ratified EITF No. 07-1, which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF No. 07-1 is effective beginning with the Company's fiscal 2009. The adoption of EITF No. 07-1 did not have an impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective beginning with the Company's fiscal 2010. The impact of the adoption of SFAS No. 141(R) on the Company's results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010; however, it is expected to change the Company's accounting treatment for any business combinations completed after this statement is adopted.

In December 2007, the SEC issued SAB 110 to amend the SEC's views discussed in SAB 107 regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). SAB 110 allows a company, under certain circumstances, to continue to use the "simplified" method beyond December 31, 2007. SAB 110 is effective beginning with the Company's fiscal 2009. As discussed in Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, the Company has utilized the weighted average for estimating the expected term of its stock option grants. The Company did not use the "simplified" method in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as non-controlling interests and will be required to be reported as a component of equity. SFAS No. 160 further requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010. The Company is evaluating the financial impact that SFAS No. 160 will have but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010. The impact of the adoption of FSP FAS No. 142-3 on the Company's results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

In May 2008, the FASB issued FSP APB No. 14-1, which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with acquisitions. For a complete discussion of these plans, please refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

As of June 30, 2008, the Company had an aggregate of 28.9 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 7.3 million shares were subject to outstanding options and 21.6 million shares were available for future grants of options and other stock awards.  As of June 30, 2008, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.6 million shares were subject to outstanding options and 1.5 million shares were available for future grants. As of June 30, 2008, the Company had 0.1 million shares of common stock reserved that were subject to outstanding options under assumed plans.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the first quarters of fiscal 2009 and 2008 was as follows:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Stock-based compensation expense by caption:
Cost of revenues                                                             $              103  $               96
Research and development                                                                    435                 560
Selling, marketing and administrative                                                       848                 788
    Stock-based compensation expense effect on loss                           ------------------  ------------------
        from continuing operations, net of taxes                             $            1,386  $            1,444
                                                                              ==================  ==================
Stock-based compensation expense by type of award:
Stock options                                                                $              240                 678
Restricted stock awards and restricted stock units                                        1,146                 600
Employee stock purchase plan                                                                 --                 166
                                                                              ------------------  ------------------
    Stock-based compensation expense effect on loss
        from continuing operations, net of taxes                             $            1,386               1,444
                                                                              ==================  ==================

Stock-based compensation expense in the above table does not reflect any significant income tax impact, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the first quarters of fiscal 2009 and 2008, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the first quarter of fiscal 2009 and during fiscal 2008.

Valuation Assumptions

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------

Expected life (in years)                                                                   4.27                 4.3
Risk-free interest rates                                                                     3.4%                4.9%
Expected volatility                                                                          37%                 40%
Dividend yield                                                                               --                  --
Weighted average fair value                                                  $             1.15  $             1.51

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of stock options and other stock-based awards granted in the first quarters of fiscal 2009 and 2008 was estimated using the following weighted-average assumptions:

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of June 30, 2008 and changes during the first quarter of fiscal 2009 was as follows:

                                                                                          Weighted
                                                                                          Average
                                                                            Weighted     Remaining
                                                                            Average     Contractual    Aggregate
                                                                            Exercise       Term        Intrinsic
                                                               Shares        Price        (Years)        Value
                                                            ------------  ------------  ------------  ------------
                                                       (in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2008                                     8,979          6.67
    Granted                                                           6          3.29
    Exercised                                                        (2)         1.42
    Forfeited and cancelled                                      (1,144)         6.27
                                                            ------------
Outstanding at June 30, 2008                                      7,839  $       6.73          3.12  $        191
                                                            ============  ============  ============  ============
Options vested and expected to vest at June 30, 2008              7,613  $       6.82          3.03  $        176
                                                            ============  ============  ============  ============

Options exercisable at June 30, 2008                              6,711  $       7.17          2.69  $        145
                                                            ============  ============  ============  ============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 0.3 million shares subject to options that were in-the-money at June 30, 2008. During the first quarters of fiscal 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was zero and $0.1 million, respectively, determined as of the date of option exercise. As of June 30, 2008, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.12 years.

Restricted Stock Awards and Restricted Stock Units: Restricted stock awards and restricted stock units have been granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The restricted stock awards and restricted stock units are converted into shares of the Company's common stock upon vesting, while the Company's right to repurchase shares of restricted stock lapses upon vesting. As of June 30, 2008, there were 1.1 million shares of service-based restricted stock awards and 0.2 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions generally lapse either (1) 50% one year from the date of grant and the remainder at the second anniversary or (2) 100% one year from the date of grant. Under the 2006 Director Plan, restrictions generally lapse either (1) one year from the date of grant for existing non-employee directors or (2) one year from the date of grant with respect to one-third of the shares and quarterly thereafter for the next two years for the balance of the shares for initial grants to new non-employee directors. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock awards and restricted stock units as of June 30, 2008 and changes during the first quarter of fiscal 2009 was as follows:

                                                                                                       Weighted
                                                                                                       Average
                                                                                                      Grant-Date
                                                                                                         Fair
                                                                                    Shares              Value
                                                                              ------------------  ------------------
                                                                                  (in thousands, except weighted
                                                                                   average grant-date fair value)
Nonvested stock at March 31, 2008                                                         1,985  $             3.64
Granted                                                                                      --                  --
Vested                                                                                     (189)               4.09
Forfeited                                                                                  (544)               3.64
                                                                              ------------------
Nonvested stock at June 30, 2008                                                          1,252  $             3.57
                                                                              ==================

As of June 30, 2008, the total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units that are expected to vest, net of estimated forfeitures, was $1.9 million. This expense is expected to be recognized over a remaining weighted-average period of 0.6 years.

4. Business Dispositions

Snap Server NAS business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. ("Overland") for the sale of the Snap Server portion of the Company's SSG segment ("Snap Server NAS business") for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted the Company a nonexclusive license to certain intellectual property and the Company will be providing Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, the Company accrued $0.1 million for lease obligations. The Company recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations, which were previously included in the Company's SSG segment, were as follow:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Net revenues                                                                 $            4,308  $            6,285
                                                                              ==================  ==================
Loss from discontinued operations
    before income taxes                                                      $             (734) $             (505)
Provision for income taxes                                                                   --                   1
                                                                              ------------------  ------------------
Loss from discontinued operations, net of taxes                              $             (734) $             (506)
                                                                              ==================  ==================

The components of net liabilities, at the time of the sale of the Snap Server NAS business, were as follows:

                                                                                                    June 30, 2008
                                                                                                  ------------------
                                                                                                    (in thousands)
Inventories                                                                                      $            1,466
Accounts receivable, net                                                                                       (466)
                                                                                                  ------------------
   Total current assets of discontinued operations                                                            1,000
                                                                                                  ------------------
Fixed Assets                                                                                                     53
                                                                                                  ------------------
   Total assets of discontinued operations                                                                    1,053
                                                                                                  ------------------

Accrued and other liabilities                                                                                (4,067)
                                                                                                  ------------------
   Total current liabilities of discontinued operations                                                      (4,067)
                                                                                                  ------------------
      Net liabilities of discontinued operations                                                 $           (3,014)
                                                                                                  ==================

Accounts receivable and accounts payable on the Condensed Consolidated Balance Sheet at June 30, 2008, related to the Snap Server NAS business, were not included in discontinued operations as the Company retained these assets and liabilities; however, since Overland assumed service and support liabilities for deferred revenue, deferred margin and warranty, the Company was relieved of these liabilities as well as certain sales returns and allowances contained in accounts receivable.

5. Balance Sheet Details

Inventories

The components of net inventories at June 30, 2008 and March 31, 2008 were as follows:

                                                                                June 30, 2008       March 31, 2008
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Raw materials                                                                $               32  $              107
Work-in-process                                                                             470                 760
Finished goods                                                                            5,645               9,059
                                                                              ------------------  ------------------
    Inventories                                                              $            6,147  $            9,926
                                                                              ==================  ==================

Accrued and Other Liabilities:

The components of accrued and other liabilities at June 30, 2008 and March 31, 2008 were as follows:

                                                                                June 30, 2008       March 31, 2008
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Tax related                                                                  $            2,659  $              597
Acquisition related                                                                         713               2,587
Accrued compensation and related taxes                                                    5,341               5,439
Deferred margin                                                                             322               1,829
Other                                                                                     6,382               8,676
                                                                              ------------------  ------------------
    Accrued and other liabilities                                            $           15,417  $           19,128
                                                                              ==================  ==================

Other Intangible Assets, Net

During the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $2.2 million, which was recorded in "Other charges (gains)" in the Consolidated Statements of Operations, to write-off intangible assets related to its Elipsan acquisition due to a revision in the Company's forecasts that resulted in expected negative long-term cash flows for these assets for the first time. This charge brought the net carrying amount of the Company's "Other intangible assets, net" in the Consolidated Balance Sheets to zero at March 31, 2008. For a complete discussion regarding other intangible assets, net, including the components of other intangible assets, net at March 31, 2008, please refer to Note 5 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008. Amortization of other intangible assets was $2.1 million in the first quarter of fiscal 2008.

6. Fair Value Measurements

On April 1, 2008, the Company partially adopted SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The partial adoption of SFAS No. 157, which related to all of the Company's recurring fair value measurements of financial assets and financial liabilities, did not have a material impact on the Company's consolidated financial statements. The Company chose to delay the adoption of SFAS No. 157 related to non-recurring fair value measurements of non-financial assets and non-financial liabilities until its fiscal 2010, in accordance with FSP FAS No. 157-2. For further discussion on FSP FAS No. 157-2, please refer to Note 2 within this Quarterly Report on Form 10-Q.

SFAS No. 157 defines fair value as the price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy, consisting of three levels, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes levels 1 and 2 to value its financial assets and liabilities. Level 1 instruments use quoted prices in active markets for identical assets or liabilities while level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2008, the Company did not have any assets or liabilities utilizing level 3 to value its financial assets and liabilities, which is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at June 30, 2008 were as follows:

                                                                                   Fair Value Measurements at
                                                                                      Reporting Date Using
                                                                              ----------------------------------

                                                                                Quoted Prices
                                                                                  in Active       Significant
                                                                                 Markets for         Other
                                                                                  Identical       Observable
                                                                                   Assets           Inputs
                                                                   Total          (Level 1)        (Level 2)
                                                              ---------------  ---------------  ---------------
                                                                                (in thousands)
Short-term deposits (1)                                      $       211,255  $       211,255  $            --
Corporate obligations (2)                                             25,178               --           25,178
United States government securities (2)                              140,837          140,837               --
Other debt securities (3)                                            255,174           67,123          188,051
                                                              ---------------  ---------------  ---------------
Total assets                                                 $       632,444  $       419,215  $       213,229
                                                              ===============  ===============  ===============

____________

(1) Included $210,415,000 and $840,000 in "Cash and cash equivalents" and "Restricted marketable securities," respectively.
(2) Included in "Marketable securities."
(3) Included $25,528,000 and $229,646,000 in "Cash and cash equivalents" and "Marketable securities," respectively.

7. Interest and Other Income, Net

The components of interest and other income, net, for the first quarters of fiscal 2009 and 2008 were as follows:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Interest income                                                              $            5,366  $            6,675
Foreign currency transaction gains (losses)                                                (104)                 10
Other                                                                                        --                  36
                                                                              ------------------  ------------------
Interest and other income, net                                               $            5,262  $            6,721
                                                                              ==================  ==================

8. Restructuring Charges

In the first quarter of fiscal 2009, management approved and initiated a restructuring plan to (1) reduce its operating expenses due to a declining revenue base, (2) streamline its operations and (3) better align its resources with its strategic business objectives. This restructuring plan is expected to extend to actions taken throughout fiscal 2009 and will include workforce reductions in all functions of the organization worldwide and consolidation of its facilities. In the first quarter of fiscal 2009, the Company recorded a restructuring charge of $1.8 million related to severance and related benefits. The Company expects to incur additional restructuring charges of approximately $2.0 million for the remainder of fiscal 2009 related to this plan, for a total estimated restructuring charge of $3.8 million. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to Note 10 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

The activity in the accrued restructuring reserves was as follows for the first quarter of fiscal 2009:

                                                                         Severance          Other
                                                                       and Benefits        Charges           Total
                                                                      ---------------  ---------------  ---------------
                                                                                       (in thousands)
Accrual balance at March 31, 2008                                    $            21  $         2,778  $         2,799
Q1'09 Restructuring Plan charges                                               1,837               --            1,837
Cash paid                                                                     (1,547)            (404)          (1,951)
                                                                      ---------------  ---------------  ---------------
Accrual balance at June 30, 2008                                     $           311  $         2,374  $         2,685
                                                                      ===============  ===============  ===============

The Company anticipates that the remaining restructuring severance and benefits balance of $0.3 million at June 30, 2008 will be substantially paid out by the second quarter of fiscal 2009 while the remaining restructuring other charges balance of $2.4 million, relating primarily to long-term leases, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance, $1.7 million was reflected in "Accrued and other liabilities" and $1.0 million "Other long-term liabilities" in the Condensed Consolidated Balance Sheets.

The activity in the accrued restructuring reserves was as follows for the first quarter of fiscal 2008:

                                                                         Severance          Other
                                                                       and Benefits        Charges           Total
                                                                      ---------------  ---------------  ---------------
                                                                                       (in thousands)
Accrual balance at March 31, 2007                                    $           260  $         2,631  $         2,891
Q1'08 Restructuring plan charges                                               1,526               --            1,526
Cash paid                                                                     (1,152)            (124)          (1,276)
                                                                      ---------------  ---------------  ---------------
Accrual balance at June 30, 2007                                     $           634  $         2,507  $         3,141
                                                                      ===============  ===============  ===============

9. Other Charges (Gains)

In May 2007, the Company completed the sale of three buildings in Milpitas, California that were previously classified as held for sale, with proceeds aggregating to $19.9 million, which exceeded the Company's carrying value of $12.5 million. Net of selling costs, the Company recorded a gain of $6.7 million on the sale of the properties in the first quarter of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

The Company also recorded a charge of $0.8 million related to costs incurred to evaluate strategic options in the first quarter of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                              (in thousands, except per share amounts)
Numerators:
    Loss from continuing operations - basic and diluted                      $              (47) $           (3,129)
    Income (loss) from discontinued operations - basic and diluted                        5,060                (506)
                                                                              ------------------  ------------------
    Net income (loss) - basic and diluted                                    $            5,013  $           (3,635)
                                                                              ==================  ==================

Denominators:
    Weighted average shares outstanding - basic                                         119,192             117,897
    Effect of dilutive securities: Employee stock options and other                          --                  --
                                                                              ------------------  ------------------
    Weighted average shares outstanding - diluted                                       119,192             117,897
                                                                              ==================  ==================
Income (loss) per share:
    Basic
        Continuing operations                                                $            (0.00) $            (0.03)
        Discontinued operations                                              $             0.04  $            (0.00)
        Net income (loss)                                                    $             0.04  $            (0.03)
    Diluted
        Continuing operations                                                $            (0.00) $            (0.03)
        Discontinued operations                                              $             0.04  $            (0.00)
        Net income (loss)                                                    $             0.04  $            (0.03)

Diluted loss per share for the first quarters of fiscal 2009 and 2008 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted average number of common shares outstanding during each of the periods was used to calculate both the basic and diluted earnings per share. In addition, in accordance with SFAS No. 128, the weighted average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The items excluded for the first quarters of fiscal 2009 and 2008 were as follows:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Outstanding employee stock options                                                        8,327              12,841
Outstanding restricted stock awards and units                                             1,685               1,121
Warrants(1)                                                                              19,724              19,724
3/4% Notes                                                                               19,224              19,224

____________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. For further discussion on this derivative financial instrument, please refer to Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

11. Comprehensive Income (Loss)

The Company's comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized losses on marketable securities and foreign currency translation adjustments, was as follows:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Net income (loss)                                                            $            5,013  $           (3,635)
Net unrealized losses on marketable securities, net of taxes                             (3,686)             (1,243)
Foreign currency translation adjustment, net of taxes                                      (424)                228
                                                                              ------------------  ------------------
Comprehensive income (loss), net of taxes                                    $              903  $           (4,650)
                                                                              ==================  ==================

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first quarter of fiscal 2009 were not deemed to be other-than-temporary. All unrealized losses were due to changes in interest rates and bond yields. The Company expects to realize the full value of all its marketable securities upon maturity or sale.

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                                June 30, 2008       March 31, 2008
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Unrealized gains (losses) on marketable securities, net of taxes             $           (1,266) $            2,420
Foreign currency translation, net of taxes                                                4,149               4,573
                                                                              ------------------  ------------------
    Accumulated other comprehensive income, net of taxes                     $            2,883  $            6,993
                                                                              ==================  ==================

12. Income Taxes

The Company recorded a tax provision of $1.9 million and $0.2 million for the first quarters of fiscal 2009 and 2008, respectively. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2009 and 2008 includes foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes and refund claims. For the first quarter of fiscal 2009, the Company's tax provision included a change in judgment related to an uncertain tax position in a foreign jurisdiction based on new information received during the quarter. The Company has concluded its ongoing negotiations with the IRS taxing authorities with regard to its tax disputes for its fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed below in Note 13.

As of June 30, 2008, the Company's total gross unrecognized tax benefits were $23.8 million, of which $6.4 million, if recognized, would affect the effective tax rate. The Company's gross unrecognized tax benefits increased by $2.4 million in the first quarter of fiscal 2009 due to a change in judgment related to a foreign audit as a result of new information that the Company received during the quarter. This increase in the Company's gross unrecognized tax benefits was partially offset by the recording of a receivable of $0.7 million from a third party since the Company was partially indemnified by the third party for this tax matter and the issue arose in years prior to the Company's acquisition of the entity under audit.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of June 30, 2008, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities, fiscal years 1998 onward remained open to examination in Singapore and fiscal years 2001 onward remained open to examination in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on the Company's tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management does not believe that it is reasonably possible that there will be any material changes in the Company's unrecognized tax benefits within the next 12 months.

13. Commitments and Contingencies

The Company was previously subject to IRS audits for its fiscal years 1994 through 2003. During the third quarter of fiscal 2007, the Company reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, the Company's tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of the Company's federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to the Company's tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company's acquisition of Eurologic, a portion of the purchase price totaling $3.8 million was held back (the "Eurologic Holdback") for unknown liabilities that may have existed as of the acquisition date. The Company paid $2.3 million of the Eurologic Holdback to the Eurologic shareholders in fiscal 2005 and retained the remaining $1.5 million for claims the Company asserted against the Eurologic Holdback. In the first quarter of fiscal 2009, the Company entered into a Deed of Indemnity with the Representative of the Eurologic shareholders and released an additional $0.5 million of the Eurologic Holdback. The Company also entered into a written settlement agreement with the Representative of the Eurologic shareholders, which resolved all of the Company's remaining disputed, outstanding claims against the Eurologic Holdback, which will result in a payment of $0.8 million in the second quarter of fiscal 2009. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in the first quarter of fiscal 2009 in "Loss from discontinued operations, net of taxes" in the Condensed Consolidated Statement of Operations.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volume, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first quarters of fiscal 2009 and 2008.

A reconciliation of the changes to the Company's warranty accrual for the first quarters of fiscal 2009 and 2008 was as follows:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Balance at beginning of period                                               $              741  $              950
Warranties provided                                                                         454                 951
Actual costs incurred                                                                      (547)               (911)
Warranties classified as accrued and other liabilities
   of discontinued operations                                                              (154)                 --
                                                                              ------------------  ------------------
Balance at end of period                                                     $              494  $              990
                                                                              ==================  ==================

15. Settlement with Steel Partners, L.L.C. and Steel Partners II, L.P.

On October 26, 2007, the Company, Steel Partners, L.L.C. and Steel Partners II, L.P. (together, "Steel") entered into an agreement (the "Settlement Agreement") ending the election contest that was to occur at the Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel beneficially owned approximately 15% of the Company's common stock as of December 31, 2007.

In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's Board of Directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. Mr. Quicke was appointed to the Company's Compensation Committee, Mr. Howard was appointed to the Company's Nominating and Governance Committee and Mr. Mutch was appointed to the Company's Audit Committee. The Company compensated each of these directors, including the two directors who are affiliates of Steel, with equity awards or equity based awards in amounts that are consistent with the Company's Non-Employee Director Compensation Policy. As of June 30, 2008, Steel beneficially owned approximately 17% of the Company's common stock.

16. Segment Reporting

In the first quarter of fiscal 2009, the Company revised its internal organizational structure in conjunction with the sale of its Snap Server NAS business. The Company's former SSG segment provided (1) Snap Server branded file-based NAS storage systems, which were sold to end users through its network of distribution partners, solution providers, e-tailers and VARs, and (2) block-based iSCSI storage solution products. The historical financial results relating to the block-based iSCSI storage solution products of the Company's former SSG segment, which were minimal to the Company's overall financial results, were retained and are now included with its DPS segment. The remainder of the Company's former SSG segment represented results from discontinued operations.

Following the revision to its internal reporting structure, the Company operated in one segment, DPS. DPS provides data protection storage products and currently sells all of the Company's storage technologies, including ASICs, board-level products, RAID controllers, internal enclosures, sub-systems and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels.

17. Supplemental Disclosure of Cash Flows

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
                                                                                           (in thousands)
Non-cash investing and financial activities:
Unrealized loss on available-for-sale securities                             $           (3,686) $           (1,243)

18. Subsequent Events

In July 2008, the Company repurchased $69.9 million of its 3/4% Notes on the open market for an aggregate price of $68.8 million, which is expected to result in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million).

In July 2008, the Company's Board of Directors authorized a stock repurchase program to purchase up to $40 million of the Company's common stock.

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

  APB: Accounting Principles Board
  APB Opinion No. 25: Accounting for Stock Issued to Employees
  ARB No. 51: Consolidated Financial Statements
  EITF: Emerging Issues Task Force
  EITF No. 07-1: Accounting for Collaborative Arrangements
  FASB: Financial Accounting Standards Board
  FIN: FASB Interpretation Number
  FIN 48: Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25
  FSP: FASB Staff Position
  FSP APB No. 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)
  FSP FAS No. 142-3: Determining the Useful Life of Intangible Assets
  FSP FAS No. 157-2: Effective Date of SFAS No. 157
  SAB 107: Share Based Payment
  SAB 110: Certain Assumptions Used in Valuation Methods - Expected Term
  SEC: Securities Exchange Commission
  SFAS: Statement of Financial Accounting Standards
  SFAS No. 123 (R): Share Based Payment
  SFAS No. 128: Earnings Per Share
  SFAS No. 141 (R): Business Combinations
  SFAS No. 157: Fair Value Measurements
  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities
  SFAS No. 160: Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our serial products sold to our OEM customers, the possibility that we might enter into strategic alliances, partnerships or acquisitions in order to scale our business, the expected impact on our future revenues, and the timing of such impact, of our failure to receive design wins for the next generation serial products from a significant customer, the total restructuring charges we expect to record due to our first quarter fiscal 2009 restructuring plan, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing strategic review of our business by management, and our expected liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

Basis of Presentation

On June 27, 2008, we completed the sale of the Snap Server portion of our SSG segment, or Snap Server NAS business, to Overland Storage, Inc., or Overland. This business has been accounted for as discontinued operations. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Cash Flows and related disclosures for all periods presented to reflect the Snap Server NAS business as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, and other than our Condensed Consolidated Balance Sheet at March 31, 2008, the following discussion pertains only to our continuing operations.

We also revised our internal organizational structure in conjunction with the sale of our Snap Server NAS business in June 2008. Our former SSG segment provided (1) Snap Server branded file-based NAS storage systems, which were sold to end users through our network of distribution partners, solution providers, e-tailers and VARs, and (2) block-based iSCSI storage solution products. The historical financial results relating to the block-based iSCSI storage solution products of our former SSG segment, which were minimal to our overall financial results, were retained and are now included with our DPS segment. The remainder of our former SSG segment represented results from discontinued operations. Following the revision to our internal reporting structure, we now operate in one segment, DPS.

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

Overview

In the first quarter of fiscal 2009, our net revenues decreased 13% as compared to the first quarter of fiscal 2008 primarily due to the declining revenue base of our parallel SCSI products. Our net revenues were further impacted by our inability to obtain design wins from our OEM customers, primarily for our next generation serial products. We expect revenues from our parallel SCSI and serial products sold to OEM customers to continue to decline in fiscal 2009. Our gross margins in the first quarter of fiscal 2009 improved to 47% compared to 32% in the first quarter of fiscal 2008 primarily due to favorable efficiencies with our suppliers and contract manufacturer and improved standard product contributions. In addition, we experienced a favorable product and customer mix and had no further amortization of certain intangible assets after the second quarter of fiscal 2008. Operating expenses decreased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters combined with additional attrition in our workforce.

Our future revenue growth remains largely dependent on the success of our new products addressing unified serial technologies and growing our market share in the channel. We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in obtaining designs wins from these customers. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as we believe the future growth opportunities for our current products are limited. As a result, we expect the revenues obtained from large OEM customers to decline significantly in future periods. Since the growth of our new generation of serial products is not keeping pace with the decline in revenues from our parallel products and from our OEM customers, we may seek growth opportunities in this market beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business. This includes both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. We also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

We implemented a restructuring plan in the first quarter of fiscal 2009 that was designed to reduce our operating expenses due to a declining revenue base, streamline our operations and better align our resources with our strategic business objectives. This restructuring plan is expected to extend to actions taken throughout fiscal 2009. We expect to incur additional restructuring charges for the remainder of fiscal 2009 of approximately $2.0 million associated with this plan in "Restructuring charges" in the Condensed Consolidated Statement of Operations. In light of an ongoing strategic review of our business by management, additional significant charges may be recorded by us in the future.

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

The following actions affect the comparability of the data for the periods presented in the above table:

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                   2008 (1)            2007 (2)
                                                                              ------------------  ------------------
Net revenues                                                                                100%               100%
Cost of revenues                                                                             53                  68
                                                                              ------------------  ------------------
    Gross margin                                                                             47                  32
                                                                              ------------------  ------------------
Operating expenses:
    Research and development                                                                 19                  29
    Selling, marketing and administrative                                                    30                  37
    Amortization of acquisition-related intangible assets                                    --                   2
    Restructuring charges                                                                     6                   4
    Other charges (gains)                                                                    --                 (16)
                                                                              ------------------  ------------------
        Total operating expenses                                                             55                  56
                                                                              ------------------  ------------------
Loss from continuing operations                                                              (8)                (24)
Interest and other income, net                                                               17                  19
Interest expense                                                                             (3)                 (3)
                                                                              ------------------  ------------------
Income (loss) from continuing operations before income taxes                                  6                  (8)
Provisions for income taxes                                                                   6                   1
                                                                              ------------------  ------------------
Loss from continuing operations, net of taxes                                                (0)                 (9)
                                                                              ------------------  ------------------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                                          (2)                 (1)
    Income from disposal of discontinued operations, net of taxes                            18                  --
                                                                              ------------------  ------------------
        Income (loss) from discontinued operations, net of taxes                             16                  (1)
                                                                              ------------------  ------------------
Net income (loss)                                                                            16%               (10)%
                                                                              ==================  ==================

____________

The following actions affect the comparability of the data for the periods presented in the above table:

(1) In the first quarter of fiscal 2009, we implemented a restructuring plan and incurred restructuring charges of $1.8 million.
(2) In the first quarter of fiscal 2008, we recorded a gain of $6.7 million on the sale of certain properties and implemented a restructuring plan and incurred restructuring charges of $1.5 million.

Net Revenues.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                          (in millions, except percentages)

Net revenues                                                 $          31.5  $          36.1              (13)%

Net revenues decreased by $4.6 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily due to a decline in sales volume of our parallel SCSI products of $4.8 million, and, to a lesser extent, a decline in sales volume of our serial products sold to OEM customers of $3.1 million. This was partially offset by an increase in average selling prices and sales volumes of our serial products sold to channel customers of $3.7 million due to increased acceptance of these products at our international locations. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial products sold to OEM customers was primarily attributable to the fact that certain of our OEM customers have moved to other suppliers to obtain next generation serial technologies. We expect net revenues for both our parallel SCSI and serial products sold to OEM customers to continue to decline in future quarters.

                                                                                     Three-Month Period Ended
                                                                                            June 30,
                                                                              --------------------------------------
                                                                                     2008                2007
                                                                              ------------------  ------------------
Geographical Revenues:
North America                                                                                39%                42%
Europe                                                                                       31%                27%
Pacific Rim                                                                                  30%                31%
                                                                              ------------------  ------------------
    Total Geographical Revenues                                                             100%               100%
                                                                              ==================  ==================

Our North America revenues decreased as a percentage of our total revenues by 3% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to a decline in product sales to our OEM customers. Our combined international revenues increased as a percentage of our total revenues by 3% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to increased sales and acceptance of our serial products sold primarily to channel and OEM customers.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the first quarter of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively. In the first quarter of fiscal 2008, IBM accounted for 42% of our total net revenues.

Gross Margin.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Gross Profit                                                 $          14.7  $          11.5               28%
Gross Margin                                                              47%             32%

The improvement in gross margins in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due to improved standard product contributions as a result of our continued focus on product component costs and efficiencies gained with our contract manufacturer, our redesign of certain products to improve cost efficiencies. In addition, the improvement in gross margins was also due to the favorable product and customer mix we achieved during the quarter, which was primarily driven by a shift in mix of 13% from OEM to channel customers, with channel customers having higher average margins. In addition, our gross margins were further improved as certain intangible assets were fully amortized by the second quarter of fiscal 2008.

Research and Development Expense.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Research and development                                     $           5.9  $          10.4              (43)%

The decrease in research and development expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal 2008 combined with additional attrition in our workforce, which was reflected by a 46% decrease in headcount for employees engaged in research and development. We also decreased our infrastructure spending and had fewer engineering projects outstanding.

Selling, Marketing and Administrative Expense.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Selling, marketing and administrative                        $           9.5  $          13.5              (29)%

The decrease in selling, marketing and administrative expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2008, which resulted in a 37% decrease in our average headcount for employees engaged in selling, marketing and administrative functions.

Amortization of Acquisition-Related Intangible Assets.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Amortization of acquisition-related intangible assets        $            --  $           0.6             (100)%

Acquisition-related intangible assets include patents, core and existing technologies, and customer relationships. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three months to five years.

The decrease in amortization of acquisition-related intangible assets in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to the fact that in the fourth quarter of fiscal 2008, we wrote off intangible assets associated with our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time.

Restructuring Charges.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Restructuring charges                                        $           1.8  $           1.5               20%

All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to Note 10 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

In the first quarter of fiscal 2009, management approved and initiated a restructuring plan to (1) reduce our operating expenses due to a declining revenue base, (2) streamline our operations and (3) better align our resources with our strategic business objectives. This restructuring plan is expected to extend to actions taken throughout fiscal 2009 and will include workforce reductions in all functions of the organization worldwide and consolidation of our facilities. In the first quarter of fiscal 2009, we recorded a restructuring charge of $1.8 million related to severance and related benefits. We expect to incur additional restructuring charges of approximately $2.0 million for the remainder of fiscal 2009 related to this plan, for a total estimated restructuring charge of $3.8 million. By the end of the first quarter of fiscal 2009, we began to reduce our annual operating expenses by approximately $5.6 million as a result of this restructuring plan. Approximately 14%, 26% and 60% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Other Charges (gains).

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Other charges (gains)                                        $            --  $          (5.9)            (100)%

Other charges (gains) primarily consisted of asset impairment charges related to certain assets and gain on sale of certain properties.

In May 2007, we completed the sale of three buildings in Milpitas, California that were previously classified as held for sale, with proceeds aggregating to $19.9 million, which exceeded our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in the first quarter of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

We also recorded a charge of $0.8 million related to costs incurred to evaluate strategic options in the first quarter of fiscal 2008 to "Other charges (gains)" in the Condensed Consolidated Statements of Operations.

Interest and Other Income, Net.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Interest and other income:
Interest income                                              $           5.4  $           6.7              (20)%
Realized currency transaction gains (losses)                            (0.1)             0.0               n/a
                                                              ---------------  ---------------
    Total interest and other income, net                                 5.3              6.7              (22)%
                                                              ===============  ===============

Interest and other income, net is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, realized gains and losses on marketable securities and fluctuations in foreign currency gains or losses. The decrease in interest and other income, net in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to lower interest rates, which resulted in lower interest income earned on our cash, cash equivalents and marketable securities.

Interest Expense.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Interest expense                                             $          (0.8) $          (1.0)             (17)%

Interest expense is primarily associated with our 3/4% Convertible Senior Notes due 2023, or the 3/4% Notes, issued in December 2003. Interest expense remained relatively flat for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Income Taxes.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)
Provision for income taxes                                   $           1.9  $           0.2              794%

We recorded a tax provision of $1.9 million and $0.2 million for the first quarters of fiscal 2009 and 2008, respectively. Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2009 and 2008 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes and refund claims. For the first quarter of fiscal 2009, our tax provision included a change in judgment related to an uncertain tax position in a foreign jurisdiction based on new information received during the quarter. We have concluded our ongoing negotiations with the IRS taxing authorities with regard to our tax disputes for our fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed in Note 13 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of June 30, 2008, our total gross unrecognized tax benefits were $23.8 million, of which $6.4 million, if recognized, would affect the effective tax rate. Our gross unrecognized tax benefits increased by $2.4 million in the first quarter of fiscal 2009 due to a change in judgment related to a foreign audit as a result of new information that we received during the quarter. This increase in our gross unrecognized tax benefits was partially offset by the recording of a receivable of $0.7 million from a third party since we were partially indemnified by the third party for this tax matter and the issue arose in years prior to our acquisition of the entity under audit.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of June 30, 2008, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities, fiscal years 1998 onward remained open to examination in Singapore and fiscal years 2001 onward remained open to examination in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of our tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management does not believe that it is reasonably possible that there will be any material changes in our unrecognized tax benefits within the next 12 months.

Discontinued Operations.

                                                                         Three-Month Period Ended
                                                                                  June 30,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                   2008             2007            Change
                                                              ---------------  ---------------  ---------------
                                                                       (in millions, except percentages)

Income (loss) from discontinued operations, net of taxes     $           5.1  $          (0.5)              n/a

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and we will be providing Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations and incurred a "Loss from discontinued operations, net of taxes" of $0.7 million.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Working capital increased by $0.4 million to $425.1 million at June 30, 2008 from $424.7 million at March 31, 2008. The increase in working capital was attributable to an increase in cash and cash equivalents, combined with marketable securities of $5.4 million.

During the first quarter of fiscal 2009, accounts receivable and inventory decreased by $3.6 million and $3.8 million, respectively, primarily due to lower revenue levels, combined with improved efficiencies in our inventory and operations management.

Operating Activities:

Operating cash activities consist of loss from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of gain on the sale of long-lived assets, depreciation and amortization of intangible assets, property and equipment, marketable securities and 3/4% Notes, and stock-based compensation expense in accordance with SFAS No. 123(R).

Net cash provided by operating activities was $7.4 million in the first quarter of fiscal 2009 compared to cash used by operating activities of $2.0 million in the first quarter of fiscal 2008. The improvement to cash provided by operating activities was primarily due to a decrease of $3.1 million in loss from continuing operations, net of taxes, from the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

These items were partially offset by a non-cash charge associated with a gain on the sale of long-lived assets of $6.7 million, which was recorded in the first quarter of fiscal 2008, and changes to working capital assets and liabilities that improved cash provided by operating activities from continuing operations by $5.4 million, primarily related to improved collection efforts and efficiencies in our inventory management.

Investing Activities:

Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, proceeds from the sale of long-lived assets and purchases of property and equipment. Net cash used in investing activities was $11.0 million in the first quarter of fiscal 2009 compared to cash provided by investing activities of $59.6 million in the first quarter of fiscal 2008. The decrease was primarily due to proceeds received in the first quarter of fiscal 2008 from the sale of long-lived assets of $19.9 million and an increase in purchases of marketable securities of $94.2 million. This was partially offset by sales and maturities of marketable securities of $41.9 million.

Financing Activities:

Financing cash activities consist of employee stock option exercises. Net cash provided by financing activities was minimal in the first quarter of fiscal 2009 compared to $0.6 million in the first quarter of fiscal 2008 primarily due to a decline in stock option exercises, which was attributable to a large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock, combined with a reduction in our headcount.

Liquidity. At June 30, 2008, we had $631.6 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $103.1 million was held by our Singapore and Cayman Islands subsidiaries. In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities.

At June 30, 2008, we had $225.4 million of aggregate principal amount plus a premium related to our 3/4% Notes that is due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the par value of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. Subsequent to June 30, 2008, we repurchased $69.9 million of our 3/4% Notes on the open market for an aggregate price of $68.8 million, which is expected to result in a gain on extinguishment of debt of $0.9 million (net of unamortized debt issuance costs of $0.2 million).We expect the remaining holders of the 3/4% Notes to exercise their put option in December 2008. If opportunities to do so arise, we may complete additional open market purchases of our 3/4% Notes.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of June 30, 2008, we had $0.8 million of restricted marketable securities, consisting of United States government securities, which were classified as short-term.

We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

We may enter into strategic alliances, partnerships or acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying strategic alliances, partnerships or acquisitions, we may be required to use a significant portion of our available cash balances.

As of June 30, 2008, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K/A for the fiscal year ended March 31, 2008.

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

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2008. For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and we will be providing Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in "Income from disposal of discontinued operations, net of taxes," in the Condensed Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A: "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008. Our exposure to market risk has not changed materially since March 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

  Loss of customers;
  Loss of employees;
  Increased dependency on suppliers;
  Supply issues;
  Reduced revenue base;
  Impairment of our assets;
  Increased operating costs;
  Material restructuring charges; and
  Loss of liquidity.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in the first quarter of fiscal 2009, we sold our Snap Server NAS business, which was the majority of our segment previously known as SSG, and reclassified all historical costs as discontinued operations. In fiscal 2007, we also decided not to invest further in our DSG business due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down the DSG business throughout fiscal 2007 and exited it at March 31, 2007. However, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business, and we may not succeed in these efforts.

Our operations depend on the efforts of our workforce, particularly our executives, principal engineers and other key employees, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. Due to the general uncertainty regarding the outlook of our company, we implemented a retention plan during fiscal 2008 in an effort to retain some of our key employees, and may do so again in the future. To the extent we do not implement a retention plan, we may experience a higher level of attrition of our key employees. Furthermore, even if we do implement a retention plan, it may not have the desired effect of retaining our key employees. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions as well as the uncertainty regarding the outlook of our company as revenues continue to decline. Each of our employees is an "at-will" employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. The loss of any of our key employees as well as a high level of attrition from all our other employees could have a significant impact on our operations.

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

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in obtaining designs wins, which will prevent us from sustaining or growing our revenues from OEM customers. A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which has adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. As a result, we expect the revenues obtained from large OEM customers to continue to decline significantly in future periods.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.  Historically, a small number of our customers have accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. For example, in first quarter of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively, whereas in the first quarter of fiscal 2008, IBM accounted for 42% of our total net revenues. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change. Accordingly, we cannot assure you that a major customer will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. As our revenues from our large OEM customers continue to decline, we will be dependent on our channel products and customers for future revenue growth. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our operating results. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

If we do not meet our expense reduction goals, we may have to continue to implement additional restructuring plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $1.8 million, $6.3 million, $3.7 million and $10.4 million in the first quarter of fiscal 2009, and in fiscal years 2008, 2007 and 2006, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore in fiscal 2006. The goals of our restructuring plans that were implemented prior to fiscal 2006 were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operations and cash flow. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our product life cycles may be as brief as 12 months. As a result, we believe that we will continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results.

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

  Rapid technological advances;
  Frequent new product introductions;
  Evolving industry standards; and
  Price erosion.

We must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a significant negative impact on our net revenues from our serial products in future quarters as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

Our future revenue growth remains largely dependent on the success of our new products addressing unified serial technologies and growing our market share in the channel, and our future operating results will be influenced by our ability to participate in the development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products. If we experience an incremental decline in our revenues beyond the declines anticipated, and we are unable to effectively manage our inventory levels, we may be required to record additional inventory-related charges, which would adversely impact our gross margins.

We cannot assure you that we will have sufficient resources to accomplish all of the following:

  Satisfy any growth in demand for our products;
  Make timely introductions of new products;
  Compete successfully in the future against existing or potential competitors; or
  Prevent price competition from eroding margins.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 53% of our revenues for the first quarter of fiscal 2009 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI. Under this agreement, Sanmina-SCI assumed manufacturing operations for the majority of our products. The transition of the manufacturing facilities did not go as well as we expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our net revenues and operating results in the first quarter of fiscal 2007. We continued to see an impact in our channel penetration in the second and third quarters of fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. If Sanmina-SCI is unwilling or unable to meet our supply needs, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results.

Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ SMTC to manufacture certain ServeRAID products, SuperMicro to manufacture certain products, and Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

We are currently engaged in discussions regarding our manufacturing needs with Sanmina-SCI, as well as other contract manufacturers, since our contract manufacturing agreement with Sanmina-SCI expires in December 2008. As we continue to evaluate our business and operations, we must take the necessary steps to ensure that the contract manufacturer we choose aligns with our future strategic goals. Factors that we need to consider include, but are not limited to, transition efforts, meeting our supply needs and providing standard quality products. If we choose a contract manufacturer that fails to meet the above factors, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our operating and financial results.

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

Recently, political turmoil in many parts of the world, including terrorist and military actions, and changes in energy costs have put, and may continue to put, pressure on global economic conditions. In addition, economic conditions in the United States and Western Europe have been challenged by slowing growth and the sub-prime debt devaluation crisis. If global economic conditions remain uncertain or deteriorate further, we may experience material adverse impacts on our business, operating results and financial condition.

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

We held approximately $103.1 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at June 30, 2008. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in this Annual Report on Form 10-K/A, which include revenue recognition, inventory, stock-based compensation and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.     We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, upon our adoption of FIN 48 on April 1, 2007, we revised our policy in conformity with the liability classification requirements of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At June 30, 2008, we had recorded $6.9 million in "Other long-term liabilities" for uncertain tax positions related to FIN 48 and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Condensed Consolidated Statement of Operations within "Provision for (benefit from) income taxes."

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

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At June 30, 2008, the carrying value of such investments aggregated $1.6 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to other-than-temporary decline in value of a minority investment.

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

Item 6. Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
2.1	Asset Purchase Agreement, dated June 27, 2008, by and between Overland Storage, Inc. and the Company		8-K	000-15071	July 3, 2008	2.01
10.1	Separation Agreement of Manoj Goyal, effective April 21, 2008		8-K	000-15071	April 23, 2008	10.01
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARY L. DOTZ
Mary L. Dotz
	Chief Financial Officer (principal financial officer)	Date: August 5, 2008
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: August 5, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
2.1	Asset Purchase Agreement, dated June 27, 2008, by and between Overland Storage, Inc. and the Company		8-K	000-15071	July 3, 2008	2.01
10.1	Separation Agreement of Manoj Goyal, effective April 21, 2008		8-K	000-15071	April 23, 2008	10.01
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X