Form 10-Q
period 2008-09-26
ADAPTEC INC
filed 2008-11-03
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of October 30, 2008 was 121,886,261.

Note: PDF provided as a courtesy

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                     Three-Month Period Ended  Six-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Net revenues                                                      $    31,655  $    37,693  $    63,158  $    73,795
Cost of revenues (inclusive of amortization of
    acquisition-related intangible assets)                             18,326       24,168       35,147       48,761
                                                                   -----------  -----------  -----------  -----------
    Gross profit                                                       13,329       13,525       28,011       25,034
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                            4,863        9,435       10,766       19,851
    Selling, marketing and administrative                               8,753       12,962       18,250       26,422
    Amortization of acquisition-related intangible assets                 108          630          108        1,273
    Restructuring charges                                               1,402        3,428        3,239        4,954
    Other charges (gains)                                                  --          115           --       (5,799)
                                                                   -----------  -----------  -----------  -----------
        Total operating expenses                                       15,126       26,570       32,363       46,701
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations                                        (1,797)     (13,045)      (4,352)     (21,667)
Interest and other income, net                                          6,242        7,797       11,504       14,518
Interest expense                                                         (476)        (955)      (1,317)      (1,969)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income taxes            3,969       (6,203)       5,835       (9,118)
Provision for income taxes                                                657          288        2,570          502
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations, net of taxes                  3,312       (6,491)       3,265       (9,620)
                                                                   -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                        --         (997)        (734)      (1,503)
    Income (loss) from disposal of discontinued
         operations, net of taxes                                          --         (144)       5,794         (144)
                                                                   -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations, net of taxes           --       (1,141)       5,060       (1,647)
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                 $     3,312  $    (7,632) $     8,325  $   (11,267)
                                                                   ===========  ===========  ===========  ===========
Income (loss) per share:
Basic
    Continuing operations                                         $      0.03  $     (0.05) $      0.03  $     (0.08)
    Discontinued operations                                       $        --  $     (0.01) $      0.04  $     (0.01)
    Net income (loss)                                             $      0.03  $     (0.06) $      0.07  $     (0.10)
Diluted
    Continuing operations                                         $      0.02  $     (0.05) $      0.02  $     (0.08)
    Discontinued operations                                       $        --  $     (0.01) $      0.04  $     (0.01)
    Net income (loss)                                             $      0.02  $     (0.06) $      0.06  $     (0.10)

Shares used in computing income (loss) per share:
    Basic                                                             119,682      118,405      119,437      118,151
    Diluted                                                           134,594      118,405      137,038      118,151

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                              September 26, 2008    March 31, 2008
                                                                              ------------------  ------------------
                                                                                        (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                               $           147,337  $          239,911
    Marketable securities                                                               309,585             386,305
    Restricted marketable securities                                                        845               1,670
    Accounts receivable, net                                                             18,333              23,204
    Inventories                                                                           6,524               9,926
    Prepaid expenses and other current assets                                            22,493              20,407
                                                                              ------------------  ------------------
        Total current assets                                                            505,117             681,423
Property and equipment, net                                                              12,702              13,284
Goodwill                                                                                 16,947                  --
Other intangible assets, net                                                             22,505                  --
Other long-term assets                                                                    6,778               5,380
                                                                              ------------------  ------------------
Total assets                                                                $           564,049  $          700,087
                                                                              ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $            17,040  $           12,311
    Accrued and other liabilities                                                        18,435              19,128
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                            86,959             225,321
                                                                              ------------------  ------------------
        Total current liabilities                                                       122,434             256,760
Other long-term liabilities                                                               7,521               9,335
Deferred income taxes                                                                     9,993               9,896
                                                                              ------------------  ------------------
        Total liabilities                                                               139,948             275,991
                                                                              ------------------  ------------------
Commitments and contingencies (Note 14)
Stockholders' equity:
    Common stock                                                                            122                 121
    Additional paid-in capital                                                          200,838             199,289
    Accumulated other comprehensive income (loss), net of taxes                          (2,877)              6,993
    Retained earnings                                                                   226,018             217,693
                                                                              ------------------  ------------------
        Total stockholders' equity                                                      424,101             424,096
                                                                              ------------------  ------------------
Total liabilities and stockholders' equity                                  $           564,049  $          700,087
                                                                              ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     Six-Month Period Ended
                                                                             --------------------------------------
                                                                                 September 26,       September 28,
                                                                                    2008                2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                           $            8,325  $          (11,267)
Less: income (loss) from discontinued operations, net of taxes                           5,060              (1,647)
                                                                             ------------------  ------------------
Income (loss) from continuing operations, net of taxes                                   3,265              (9,620)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
    Stock-based compensation                                                             1,167               2,442
    Inventory-related charges                                                              468               4,993
    Depreciation and amortization                                                        2,989               4,688
    Gain on extinguishment of debt                                                      (1,283)                 --
    Gain on sale of long-lived assets                                                       --              (6,735)
    Other non-cash items                                                                    60                 267
    Changes in assets and liabilities, net of effects from the
        purchase of Aristos                                                              6,646               3,203
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities of Continuing Operations            13,312                (762)
Net Cash Used in Operating Activities of Discontinued Operations                          (151)               (385)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     13,161              (1,147)
                                                                             ------------------  ------------------
Cash Flows From Investing Activities:
Purchase of Aristos, net of cash acquired                                              (38,005)                 --
Purchases of property and equipment                                                       (218)               (462)
Proceeds from sale of long-lived assets                                                     --              19,881
Purchases of marketable securities                                                    (162,567)            (22,663)
Sales of marketable securities                                                         190,118              54,780
Maturities of marketable securities                                                     40,578              27,820
Maturities of restricted marketable securities                                             844                 844
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities of Continuing Operations                      30,750              80,200
Net Cash Provided by (Used in) Investing Activities
    of Discontinued Operations                                                             776                 (11)
                                                                             ------------------  ------------------
Net Cash Flow Provided by Investing Actiivities                                         31,526              80,189

Cash Flows From Financing Activities:
Repurchase of 3/4% Notes                                                              (136,858)                 --
Proceeds from issuance of common stock                                                   1,592               2,571
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                   (135,266)              2,571
                                                                             ------------------  ------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                     (1,995)              1,242
                                                                             ------------------  ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   (92,574)             82,855
Cash and Cash Equivalents at Beginning of Period                                       239,911              95,922
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $          147,337  $          178,777
                                                                             ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, "Adaptec" or the "Company") have been prepared on a consistent basis with the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. This includes the Company's purchase of Aristos Logic Corporation ("Aristos"), a Delaware corporation, in September 2008, through a merger in which Aristos became a wholly-owned subsidiary of the Company, as further discussed in Note 4. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, which was filed with the SEC on June 16, 2008. The results of operations for the second quarter and the first half of fiscal 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including reclassification of discontinued operations as discussed in Note 5 to the financial statements. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, and other than the Company's Unaudited Condensed Consolidated Balance Sheet at March 31, 2008, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

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

In December 2007, the SEC issued SAB 110 to amend the SEC's views discussed in SAB 107 regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). SAB 110 allows a company, under certain circumstances, to continue to use the "simplified" method beyond December 31, 2007. SAB 110 is effective beginning with the Company's fiscal 2009. As discussed in Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, the Company has utilized the weighted average for estimating the expected term of its stock option grants. The Company did not use the "simplified" method in the first half of fiscal 2009.

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

In October 2008, the FASB issued FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon its issuance, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 did not have a material impact on the Company's consolidated financial statements.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with its previous acquisitions. For a complete discussion of these plans, please refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

As of September 26, 2008, the Company had an aggregate of 28.8 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 8.1 million shares were subject to outstanding options and 20.7 million shares were available for future grants of options and other stock awards.  As of September 26, 2008, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.7 million shares were subject to outstanding options and 1.4 million shares were available for future grants of options and other stock awards. As of September 26, 2008, the Company had 0.1 million shares of common stock reserved that were subject to outstanding options under assumed plans.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the second quarters and first halves of fiscal 2009 and 2008 was as follows:

                                                                  Three-Month Period Ended    Six-Month Period Ended
                                                               --------------------------  --------------------------
                                                               September 26, September 28, September 26, September 28,
                                                                   2008          2007          2008          2007
                                                               ------------  ------------  ------------  ------------
                                                                                 (in thousands)
Stock-based compensation expense by caption:
    Cost of revenues                                          $        118  $         76  $        221  $        172
    Research and development                                          (701)          255          (266)          815
    Selling, marketing and administrative                              364           667         1,212         1,455
                                                               ------------  ------------  ------------  ------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes   $       (219) $        998  $      1,167  $      2,442
                                                               ============  ============  ============  ============
Stock-based compensation expense by type of award:
    Stock options                                             $        228  $        588  $        468  $      1,266
    Restricted stock awards and restricted stock units (1)            (447)          935           699         1,535
    Employee stock purchase plan (2)                                    --          (525)           --          (359)
                                                               ------------  ------------  ------------  ------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes   $       (219) $        998  $      1,167  $      2,442
                                                               ============  ============  ============  ============

____________

(1)The Company recorded a credit to the Unaudited Condensed Consolidated Statements of Operations for restricted stock awards and restricted stock units (collectively, "restricted stock") in the second quarter and first half of fiscal 2009 based on a true-up of actual forfeitures of a group of restricted stock that fully vested prior to the end of the first quarter of fiscal 2009 and in the second quarter of fiscal 2009. This was further impacted by the Company's reduction in headcount through reductions in force, the sale of the Snap Server NAS business and, to a lesser extent, general attrition in the Company's workforce.

(2)The Company recorded a credit to the Unaudited Condensed Consolidated Statements of Operations for the Company's 1986 Employee Stock Purchase Plan in the second quarter and first half of fiscal 2008 based on (a) actual purchases that occurred on August 14, 2007 and (b) the fact that no new offering period exists, as the Company's 1986 Employee Stock Purchase Plan expired in April 2006.

Stock-based compensation expense in the above table does not reflect any significant income tax impact, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the second quarters and first halves of fiscal 2009 and 2008, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the second quarters and first halves of fiscal 2009 and 2008.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of stock options and other stock-based awards granted in the second quarters and first halves of fiscal 2009 and 2008 was estimated using the following weighted-average assumptions:

                                                                Three-Month Period Ended    Six-Month Period Ended
                                                               --------------------------  --------------------------
                                                               September 26, September 28, September 26, September 28,
                                                                   2008          2007          2008          2007
                                                               ------------  ------------  ------------  ------------
    Expected life (in years)                                          4.45          4.27          4.44          4.27
    Risk-free interest rates                                          3.03%        4.99%        3.03%        4.95%
    Expected volatility                                                 38%          39%          38%          39%
    Dividend yield                                                      --            --            --            --
    Weighted average fair value:
       Stock options                                          $       1.31  $       1.46  $       1.31  $       1.49
       Restricted stock                                       $       3.74  $       3.50  $       3.74  $       3.50

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of September 26, 2008 and changes during the first half of fiscal 2009 was as follows:

                                                                                             Weighted
                                                                                             Average
                                                                               Weighted     Remaining
                                                                               Average     Contractual    Aggregate
                                                                               Exercise       Term        Intrinsic
                                                                  Shares        Price        (Years)        Value
                                                               ------------  ------------  ------------  ------------
                                                               (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2008                                        8,979  $       6.67
    Granted                                                            809          3.70
    Exercised                                                         (470)         3.38
    Forfeited and cancelled                                         (2,376)         7.11
                                                               ------------
Outstanding at September 26, 2008                                    6,942  $       6.40          3.44  $        175
                                                               ============  ============  ============  ============

Options vested and expected to vest at September 26, 2008            6,547  $       6.56          3.26  $        156
                                                               ============  ============  ============  ============

Options exercisable at September 26, 2008                            5,266  $       7.21          2.57  $        108
                                                               ============  ============  ============  ============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 0.3 million shares subject to options that were in-the-money at September 26, 2008. During the second quarters of fiscal 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.3 million and $0.2 million, respectively, determined as of the date of option exercise. During the first halves of fiscal 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.3 million and $0.2 million, respectively, determined as of the date of option exercise. As of September 26, 2008, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.3 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.39 years.

Restricted Stock: Restricted stock awards and restricted stock units have been granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The Company's right to repurchase shares of restricted stock lapses upon vesting, at which time the shares of restricted stock awards are released to the employee or director. Restricted stock units are converted into common stock upon the release to the employee or director upon vesting. As of September 26, 2008, there were 1.6 million shares of service-based restricted stock awards and 0.2 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions generally lapse in one of the following ways: (1) 50% one year from the date of grant and the remainder on the second anniversary of the grant date; (2) 100% one year from the date of grant; (3) 33-1/3% one year from the date of grant and the remainder on the second anniversary of the grant date; or (4) 66-2/3% one year from the date of grant and the remainder on the second anniversary of the grant date. Under the 2006 Director Plan, restrictions generally lapse either (1) one year from the date of grant for existing non-employee directors or (2) one year from the date of grant with respect to one-third of the shares and quarterly thereafter for the next two years for the balance of the shares for initial grants to new non-employee directors. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock as of September 26, 2008 and changes during the first half of fiscal 2009 was as follows:

                                                                                             Weighted
                                                                                             Average
                                                                                            Grant-Date
                                                                                               Fair
                                                                                Shares        Value
                                                                             ------------  ------------
                                                                           (in thousands, except weighted
                                                                           average grant-date fair value)

Nonvested stock at March 31, 2008                                                  1,985  $       3.64
Granted                                                                            1,472          3.74
Vested                                                                              (938)         3.62
Forfeited                                                                           (689)         3.65
                                                                             ------------
Nonvested stock at September 26, 2008                                              1,830  $       3.73
                                                                             ============

As of September 26, 2008, the total unrecognized compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was $4.5 million. This expense is expected to be recognized over a remaining weighted-average period of 1.65 years.

4. Acquisition

On September 3, 2008, the Company completed the acquisition of Aristos, a provider of RAID technology to the data storage industry, pursuant to an Agreement and Plan of Merger dated as of August 27, 2008 (the "Merger Agreement") by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of Adaptec, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for the Company's acquisition of Aristos through a merger in which Aristos became a wholly-owned subsidiary of the Company. The acquisition of Aristos will allow the Company to expand into adjacent RAID segments that the Company believes will provide it with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide the Company with a strong ASIC roadmap. In addition, this acquisition enables the Company to pursue new OEM opportunities and expand its channel product offerings containing unified serial technologies.

The Company acquired Aristos for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which 15%, or approximately $4.3 million, is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) payments of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) accrued for $0.8 million in direct transaction fees, including legal, valuation and accounting fees. A summary of the purchase cost, calculated in accordance with SFAS No. 141, is as follows (in thousands):

Cash paid to certain Aristos senior preferred
    stockholders and warrant holders, including escrow amount               $           28,727
Cash paid under management liquidation pool                                              3,221
Cash paid to retire and satisfy certain commercial obligations
    and payables of Aristos                                                              6,162
Direct acquisition-related transaction costs                                               800
                                                                             ------------------
      Total purchase price                                                  $           38,910
                                                                             ==================

Aristos Holdback:    A portion of the Aristos acquisition price totaling $4.3 million was held back (the "Aristos Holdback") in an escrow account to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. The Aristos Holdback is to be paid in two installments to the former Aristos stockholders during the twelfth and eighteenth months after the acquisition closing date, except for funds necessary to provide for any pending claims.

Management Liquidation Pool: Under the Merger Agreement, the Company agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with the Company, and will be expensed to the statement of operations as earned. In the second quarter and first half of fiscal 2009, the Company recorded $0.3 million to the Unaudited Condensed Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in the Company's unaudited condensed consolidated results of operation and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed are summarized below, based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

                                                                             September 26, 2008
                                                                             ------------------
                                                                               (in thousands)

Goodwill                                                                    $           16,947
Other intangible assets:
   Core and existing technologies                                                       18,800
   Customer relationships                                                                3,900
   Backlog                                                                                 340
                                                                             ------------------
      Total other intangible assets                                                     23,040
                                                                             ------------------

Tangible assets acquired and liabilities assumed:
   Cash                                                                                    105
   Accounts receivable                                                                     201
   Inventory                                                                               580
   Prepaid expenses and other current assets                                             1,235
   Property and equipment                                                                  570
                                                                             ------------------
     Total assets acquired                                                               2,691
                                                                             ------------------
   Accounts payable                                                                       (352)
   Current liabilities                                                                  (3,416)
                                                                             ------------------
   Total liabilities assumed                                                            (3,768)
                                                                             ------------------
      Net liabilities assumed                                                           (1,077)
                                                                             ------------------
Total purchase price                                                        $           38,910
                                                                             ==================

The values allocated to core and existing technology, customer relationships and backlog created as a result of the acquisition of Aristos will be amortized over estimated useful lives of sixty months, thirty-six months and three months, respectively, reflecting the period in which the economic benefits of the assets are expected to be realized. The total value allocated to the acquired intangible assets as a result of the Aristos acquisition is being amortized over an estimated weighted average useful life of fifty-five months. No residual value was estimated for the intangible assets. Goodwill was not expected to be deductible for tax purposes.

Restructuring: Restructuring charges associated with an acquisition of a company are accounted for under EITF No. 95- 3 and are included in the purchase price allocation of the acquired company. During the second quarter of fiscal 2009, the Company finalized a plan to integrate the Aristos operations, and accordingly, recorded a liability of $0.2 million related to severance and related benefits, which has been reflected in the purchase price. As of September 26, 2008, the Company had paid all of the liability and the plan is now complete.

Pro forma financial information: The following unaudited pro forma financial information for the second quarters and first halves of fiscal 2009 and 2008 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of each of the periods presented. Accordingly, such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt and the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the Merger Agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for the second quarters and first halves of fiscal 2009 and 2008 were as follows:

                                                 Three-Month Period Ended    Six-Month Period Ended
                                               --------------------------  ------------------------
                                               September 26, September 28, September 26,September 28,
                                                   2008          2007         2008         2007
                                               ------------  ------------  -----------  -----------
                                                       (in thousands, except per share amounts)
Net revenues                                  $     32,235  $     38,736  $    64,944  $    75,090
                                               ============  ============  ===========  ===========
Loss from continuing operations               $       (684) $    (13,403) $    (7,394) $   (22,248)
Income from discontinued operations                     --        (1,141)       5,060       (1,647)
                                               ------------  ------------  -----------  -----------
Net loss                                      $       (684) $    (14,544) $    (2,334) $   (23,895)
                                               ============  ============  ===========  ===========
Income (loss) per common share:
    Basic and diluted
        Continuing operations                 $      (0.01) $      (0.11) $     (0.06) $     (0.19)
        Discontinued operations               $         --  $      (0.01) $      0.04  $     (0.01)
        Net loss                              $      (0.01) $      (0.12) $     (0.02) $     (0.20)

Shares used in computing
   income (loss) per share:
    Basic and diluted                              119,682       118,405      119,437      118,151

5. Business Dispositions

Snap Server NAS business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. ("Overland") for the sale of the Snap Server NAS portion of the Company's former SSG segment ("Snap Server NAS business") for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted the Company a nonexclusive license to certain intellectual property and the Company provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, the Company accrued $0.1 million for lease obligations. The Company recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in the first half of fiscal 2009 in "Income (loss) from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations, which were previously included in the Company's SSG segment, were as follows:

                                                 Three-Month Period Ended    Six-Month Period Ended
                                               --------------------------  ------------------------
                                               September 26, September 28, September 26,September 28,
                                                   2008          2007         2008         2007
                                               ------------  ------------  -----------  -----------
                                                                (in thousands)
Net revenues                                  $         --  $      6,281  $     4,308  $    12,566
                                               ============  ============  ===========  ===========
Loss from discontinued operations
    before income taxes                       $         --  $       (995) $      (734) $    (1,500)
Provision for income taxes                              --             2           --            3
                                               ------------  ------------  -----------  -----------
Loss from discontinued operations,
    net of taxes                              $         --  $       (997) $      (734) $    (1,503)
                                               ============  ============  ===========  ===========

The components of net liabilities, at the time of the sale of the Snap Server NAS business, were as follows:

                                                                               June 27, 2008
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
                                                                             ==================

Accounts receivable and accounts payable on the Unaudited Condensed Consolidated Balance Sheet at June 27, 2008, related to the Snap Server NAS business, were not included in discontinued operations as the Company retained these assets and liabilities; however, since Overland assumed service and support liabilities for deferred revenue, deferred margin and warranty, the Company was relieved of these liabilities as well as certain sales returns and allowances contained in accounts receivable.

6. Balance Sheet Details

Inventories

The components of net inventories at September 26, 2008 and March 31, 2008 were as follows:

                                                                               September 26, 2008  March 31, 2008
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Raw materials                                                               $               42  $              107
Work-in-process                                                                            628                 760
Finished goods                                                                           5,854               9,059
                                                                             ------------------  ------------------
    Inventories                                                             $            6,524  $            9,926
                                                                             ==================  ==================

Accrued and Other Liabilities

The components of accrued and other liabilities at September 26, 2008 and March 31, 2008 were as follows:

                                                                               September 26, 2008  March 31, 2008
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Tax related                                                                 $            3,516  $              597
Acquisition related                                                                        558               2,587
Accrued compensation and related taxes                                                   6,937               5,439
Deferred margin                                                                          1,459               1,829
Other                                                                                    5,965               8,676
                                                                             ------------------  ------------------
    Accrued and other liabilities                                           $           18,435  $           19,128
                                                                             ==================  ==================

Other long-term liabilities

The components of other long-term liabilities as of September 26, 2008 and March 31, 2008 were as follows:

                                                                               September 26, 2008  March 31, 2008
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Tax related                                                                 $            5,716  $            5,676
Acquisition related                                                                        701               1,027
Deferred margin                                                                             --               1,230
Other                                                                                    1,104               1,402
                                                                             ------------------  ------------------
    Other long-term liabilities                                             $            7,521  $            9,335
                                                                             ==================  ==================

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for the first half of fiscal 2009 was as follows:

                                                                                 Total
                                                                             ------------------
                                                                               (in thousands)
Balance at March 31, 2008                                                   $               --
Goodwill acquired during the period (Note 4)                                            16,947
                                                                             ------------------
Balance at September 26, 2008                                               $           16,947
                                                                             ==================

Other Intangible Assets, Net

The components of other intangible assets, net, at September 26, 2008 and March 31, 2008 were as follows:

                                                        September 26, 2008                  March 31, 2008
                                            ----------------------------------  ----------------------------------
                                              Gross                    Net        Gross                    Net
                                             Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                              Amount    Amortization  Amount      Amount    Amortization  Amount
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies$   34,348  $  (15,861) $   18,487  $   43,545  $  (43,545) $       --
    Customer relationships                      4,233        (441)      3,792       1,047      (1,047)         --
    Trade name                                    674        (674)         --      10,774     (10,774)         --
    Backlog                                       340        (114)        226          --          --          --
                                            ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                               39,595     (17,090)     22,505      55,366     (55,366)         --
Intellectual property assets and warrants      26,992     (26,992)         --      40,242     (40,242)         --
                                            ----------  ----------  ----------  ----------  ----------  ----------
Other intangible assets, net               $   66,587  $  (44,082) $   22,505  $   95,608  $  (95,608) $       --
                                            ==========  ==========  ==========  ==========  ==========  ==========

Amortization of other intangible assets, net was $0.5 million and $0.9 million in the second quarters of fiscal 2009 and 2008, respectively. Amortization of other intangible assets, net was $0.5 million and $3.0 million in the first halves of fiscal 2009 and 2008, respectively. The gross carrying amount of other intangible assets decreased as the Company no longer uses certain intangible assets, which was offset by $23.0 million due to the acquisition of Aristos (Note 4).

The annual amortization expense of the other intangible assets, net, that existed as of September 26, 2008 is expected to be as follows:

                                                                                 Estimated
                                                                                Amortization
                                                                                  Expense
                                                                             ------------------
                                                                               (in thousands)
Fiscal Years:
2009 (remaining six months)                                                 $            2,756
2010                                                                                     5,060
2011                                                                                     5,060
2012                                                                                     4,302
2013 and thereafter                                                                      5,327
                                                                             ------------------
Total                                                                       $           22,505
                                                                             ==================

7. Fair Value Measurements

On April 1, 2008, the Company partially adopted SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The partial adoption of SFAS No. 157, which related to all of the Company's recurring fair value measurements of financial assets and financial liabilities, did not have a material impact on the Company's consolidated financial statements. The Company chose to delay the adoption of SFAS No. 157 related to non-recurring fair value measurements of non-financial assets and non-financial liabilities until its fiscal 2010, in accordance with FSP FAS No. 157-2. For further discussion on FSP FAS No. 157-2, please refer to Note 2.

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

The Company utilizes levels 1 and 2 to value its financial assets and liabilities. Level 1 instruments use quoted prices in active markets for identical assets or liabilities while level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 26, 2008, the Company did not have any assets or liabilities utilizing level 3 to value its financial assets and liabilities, which is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at September 26, 2008 were as follows:

                                                                                    Fair Value Measurements at
                                                                                       Reporting Date Using
                                                                               -------------------------------------
                                                                                 Quoted Prices
                                                                                   in Active         Significant
                                                                                  Markets for           Other
                                                                                   Identical         Observable
                                                                                    Assets             Inputs
                                                                   Total           (Level 1)          (Level 2)
                                                              ---------------   ---------------    ---------------
                                                                                 (in thousands)
Short-term deposits (1)                                      $       135,570   $       135,570   $             --
Corporate obligations (2)                                             81,578                --             81,578
United States government securities (3)                              100,109           100,109                 --
Other debt securities (4)                                            140,510            53,203             87,307
                                                              ---------------   ---------------    ---------------
Total assets                                                 $       457,767   $       288,882   $        168,885
                                                              ===============   ===============    ===============

____________

(1) Included $134,725,000 and $845,000 in "Cash and cash equivalents" and "Restricted marketable securities," respectively.
(2) Included $1,199,000 and $80,379,000 in "Cash and cash equivalents" and "Marketable securities," respectively.
(3) Included in "Marketable securities."
(4) Included $11,413,000 and $129,097,000 in "Cash and cash equivalents" and "Marketable securities," respectively.

8. Interest and Other Income, Net

The components of interest and other income, net, for the second quarters and first halves of fiscal 2009 and 2008 were as follows:

                                                                   Three-Month Period Ended    Six-Month Period Ended
                                                                   ------------------------- ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Interest income                                                   $     5,229  $     7,042  $    10,595  $    13,717
Realized currency transaction gains (losses)                             (270)         668         (374)         678
Gain on repurchase of 3/4% Notes                                        1,283           --        1,283           --
Other                                                                      --           87           --          123
                                                                   -----------  -----------  -----------  -----------
Interest and other income, net                                    $     6,242  $     7,797  $    11,504  $    14,518
                                                                   ===========  ===========  ===========  ===========

In the second quarter of fiscal 2009, the Company repurchased $138.5 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $136.9 million, resulting in a gain on extinguishment of debt of $1.3 million (net of unamortized debt issuance costs of $0.3 million). Subsequent to September 26, 2008, the Company repurchased an additional $52.5 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $52.0 million, which is expected to result in a gain on extinguishment of debt of $0.4 million (net of unamortized debt issuance costs of $0.1 million).

9. Restructuring Charges

In the first quarter of fiscal 2009, the Company approved and initiated a restructuring plan to (1) reduce its operating expenses due to a declining revenue base, (2) streamline its operations and (3) better align its resources with its strategic business objectives. This restructuring plan extended to actions taken through the second quarter of fiscal 2009 and included workforce reductions in all functions of the organization worldwide and consolidation of its facilities. The total cost incurred as of September 26, 2008 for this restructuring plan was $3.4 million, of which $1.8 million was recorded in the first quarter of fiscal 2009 and $1.6 million was recorded in the second quarter of fiscal 2009. Of the total restructuring charge recorded in the first half of fiscal 2009 related to this plan, $3.1 million related to severance and related benefits and $0.3 million related to vacating certain facilities. In addition, the Company recorded a net reduction in the restructuring accrual of $(0.2) million primarily related to the estimated loss on the Company's facilities as the lease term for certain facilities has ended and, to a lesser extent, for severance as actual costs were lower than anticipated. This net reduction related to the Company's fiscal years 2008, 2003, 2002 and 2001 restructuring plans as well as a previous acquisition-related restructuring plan. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to Note 10 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

The activity in the restructuring accrual was as follows for the first half of fiscal 2009:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2008                            $          21  $       2,778  $       2,799
Q1'09 Restructuring Plan charges                                     3,054            354          3,408
Cash Paid                                                           (2,472)          (718)        (3,190)
Accrual Adjustments                                                    (15)          (154)          (169)
                                                              -------------  -------------  -------------
Accrual balance at September 26, 2008                        $         588  $       2,260  $       2,848
                                                              =============  =============  =============

The Company anticipates that the remaining restructuring severance and benefits balance of $0.6 million at September 26, 2008 will be substantially paid out by the fourth quarter of fiscal 2009 while the remaining restructuring other charges balance of $2.3 million, relating primarily to long-term leases, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance, $2.1 million was reflected in "Accrued and other liabilities" and $0.7 million was reflected in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheets.

The activity in the restructuring accrual was as follows for the first half of fiscal 2008:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2007                            $         260  $       2,631  $       2,891
Q1'08 Restructuring Plan charges                                     1,526             --          1,526
Q2'08 Restructuring Plan charges                                     3,395            149          3,544
Accrual Adjustments                                                   (116)            --           (116)
Non-cash charges                                                        --            (35)           (35)
Cash paid                                                           (4,042)          (441)        (4,483)
                                                              -------------  -------------  -------------
Accrual balance at September 28, 2007                        $       1,023  $       2,304  $       3,327
                                                              =============  =============  =============

10. Other Charges (Gains)

In May 2007, the Company completed the sale of three buildings in Milpitas, California that were previously classified as held for sale, with proceeds aggregating to $19.9 million, which exceeded the Company's carrying value of $12.5 million. Net of selling costs, the Company recorded a gain of $6.7 million on the sale of the properties in the first half of fiscal 2008 to "Other charges (gains)" in the Unaudited Condensed Consolidated Statements of Operations.

The Company also recorded a charge of $0.8 million related to costs incurred to evaluate strategic options in the first half of fiscal 2008 to "Other charges (gains)" in the Unaudited Condensed Consolidated Statements of Operations.

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock-based awards and warrants, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

                                                                     Three-Month Period Ended  Six-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Numerators:
    Income (loss) from continuing operations, net of taxes - basic$     3,312  $    (6,491) $     3,265  $    (9,620)
    Income (loss) from discontinued operations, net of taxes - basic       --       (1,141)       5,060       (1,647)
                                                                   -----------  -----------  -----------  -----------
    Net income (loss) - basic                                     $     3,312  $    (7,632) $     8,325  $   (11,267)
                                                                   ===========  ===========  ===========  ===========

Adjustments:
    Adjustment for interest expense on 3/4% Notes, net of taxes   $       491  $        --  $     1,253  $        --
    Adjustment for gain on repurchase of 3/4% Notes, net of taxes      (1,283)          --       (1,283)          --
                                                                   -----------  -----------  -----------  -----------
       Total adjustments                                          $      (792) $        --  $       (30) $        --
                                                                   ===========  ===========  ===========  ===========

    Adjusted income (loss) from continuing operations,
       net of taxes - diluted                                     $     2,520  $    (6,491) $     3,235  $    (9,620)
    Adjusted income (loss) from discontinued operations,
       net of taxes - diluted                                              --       (1,141)       5,060       (1,647)
                                                                   -----------  -----------  -----------  -----------
    Adjusted net income (loss) - diluted                          $     2,520  $    (7,632) $     8,295  $   (11,267)
                                                                   ===========  ===========  ===========  ===========

Denominators:
    Weighted average shares outstanding - basic                       119,682      118,405      119,437      118,151
    Effect of dilutive securities:
        Stock options and other stock-based awards                        760           --          913           --
        3/4% Notes                                                     14,152           --       16,688           --
                                                                   -----------  -----------  -----------  -----------
    Weighted average shares and potentially dilutive
        common shares outstanding - diluted                           134,594      118,405      137,038      118,151
                                                                   ===========  ===========  ===========  ===========
Income (loss) per share:
    Basic
        Continuing operations                                     $      0.03  $     (0.05) $      0.03  $     (0.08)
        Discontinued operations                                   $        --  $     (0.01) $      0.04  $     (0.01)
        Net income (loss)                                         $      0.03  $     (0.06) $      0.07  $     (0.10)
    Diluted
        Continuing operations                                     $      0.02  $     (0.05) $      0.02  $     (0.08)
        Discontinued operations                                   $        --  $     (0.01) $      0.04  $     (0.01)
        Net income (loss)                                         $      0.02  $     (0.06) $      0.06  $     (0.10)

Diluted loss per share for the second quarter and first half of fiscal 2008 was based only on the weighted- average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during each of the periods was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the second quarter and first half of fiscal 2009 because their inclusion would have been anti-dilutive. In accordance with SFAS No. 128, the weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the second quarters and first halves of fiscal 2009 and 2008 were as follows:

                                                                     Three-Month Period Ended  Six-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Outstanding employee stock options                                      5,731       12,108        6,997       12,474
Outstanding restricted stock                                                3        1,556            2        1,338
Warrants(1)                                                            14,652       19,724       17,188       19,724
3/4% Notes                                                                 --       19,224           --       19,224

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

12. Comprehensive Income (Loss)

The Company's comprehensive loss, net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, was as follows:

                                                                     Three-Month Period Ended  Six-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Net income (loss)                                                 $     3,312  $    (7,632) $     8,325  $   (11,267)
Net unrealized gains (losses) on marketable securities,net of taxes    (4,252)       1,649       (7,938)         406
Foreign currency translation adjustment, net of taxes                  (1,508)       1,318       (1,932)       1,546
                                                                   -----------  -----------  -----------  -----------
Comprehensive loss, net of taxes                                  $    (2,448) $    (4,665) $    (1,545) $    (9,315)
                                                                   ===========  ===========  ===========  ===========

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the second quarter and first half of fiscal 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                              September 26, 2008    March 31, 2008
                                                                              ------------------  ------------------
                                                                                        (in thousands)
Unrealized gains (losses) on marketable securities, net of taxes            $            (5,518) $            2,420
Foreign currency translation, net of taxes                                                2,641               4,573
                                                                              ------------------  ------------------
    Accumulated other comprehensive income (loss), net of taxes             $            (2,877) $            6,993
                                                                              ==================  ==================

13. Income Taxes

The Company recorded a tax provision of $0.7 million and $0.3 million for the second quarters of fiscal 2009 and 2008, respectively. The Company recorded a tax provision of $2.6 million and $0.5 million for the first halves of fiscal 2009 and 2008, respectively. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2009 and 2008 includes foreign taxes related to the Company's foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes and refund claims. For the first and second quarters of fiscal 2009, the Company's tax provision included a change in judgment related to uncertain tax positions in foreign jurisdictions based on new information received in the first half of fiscal 2009. The Company has concluded its ongoing negotiations with the IRS taxing authorities with regard to its tax disputes for its fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed below in Note 14.

As of September 26, 2008, the Company's total gross unrecognized tax benefits were $24.2 million, of which $6.4 million, if recognized, would affect the effective tax rate. The Company's gross unrecognized tax benefits increased by $2.7 million in the first half of fiscal 2009 due to a change in judgment related to foreign audits as a result of new information that the Company received in the first half of fiscal 2009. This increase in the Company's gross unrecognized tax benefits was partially offset by the recording of a receivable of $0.7 million from a third party since the Company was partially indemnified by the third party for this tax matter and the issue arose in years prior to the Company's acquisition of the entity under audit.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of September 26, 2008, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities, fiscal years 1998 onward remained open to examination in Singapore and fiscal years 2001 onward remained open to examination in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on the Company's tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.1 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

14. Commitments and Contingencies

The Company was previously subject to IRS audits for its fiscal years 1994 through 2003. During the third quarter of fiscal 2007, the Company reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, the Company's tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of the Company's federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to the Company's tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company's acquisitions of Aristos and Eurologic, a portion of the respective purchase prices totaling $4.3 million and $3.8 million, respectively, were held back (the "Holdbacks") to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of the acquisition dates. As of September 26, 2008, the Aristos Holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise. In connection with the Eurologic Holdback, the Company paid $2.3 million to the Eurologic shareholders in fiscal 2005 and retained the remaining $1.5 million for claims the Company asserted against the Eurologic Holdback. In the first quarter of fiscal 2009, the Company entered into a Deed of Indemnity with the Representative of the Eurologic shareholders and released an additional $0.5 million of the Eurologic Holdback. The Company also entered into a written settlement agreement with the Representative of the Eurologic shareholders, which resolved all of the Company's remaining disputed, outstanding claims against the Eurologic Holdback, which resulted in a payment of $0.8 million in the second quarter of fiscal 2009. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in the first half of fiscal 2009 in "Income (loss) from discontinued operations, net of taxes" in the Unaudited Condensed Consolidated Statement of Operations.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volume, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first halves of fiscal 2009 and 2008.

A reconciliation of the changes to the Company's warranty accrual for the first halves of fiscal 2009 and 2008 was as follows:

                                                                                    Six-Month Period Ended
                                                                             --------------------------------------
                                                                               September 26,       September 28,
                                                                                    2008                2007
                                                                             ------------------  ------------------
                                                                                        (in thousands)
Balance at beginning of period                                              $              741  $              950
Warranties provided                                                                        556               1,782
Actual costs incurred                                                                     (599)             (1,660)
Warranties classified as accrued and other liabilities
   of discontinued operations                                                             (154)                 --
                                                                             ------------------  ------------------
Balance at end of period                                                    $              544  $            1,072
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

In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's Board of Directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. Mr. Quicke was appointed to the Company's Compensation Committee, Mr. Howard was appointed to the Company's Nominating and Governance Committee and Mr. Mutch was appointed to the Company's Audit Committee. The Company compensated each of these directors, including the two directors who are affiliates of Steel, with equity awards or equity based awards in amounts that are consistent with the Company's Non-Employee Director Compensation Policy. As of September 26, 2008, Steel beneficially owned approximately 18% of the Company's common stock.

17. Segment Reporting

In the first quarter of fiscal 2009, the Company revised its internal organizational structure in conjunction with the sale of its Snap Server NAS business. The Company's former SSG segment provided (1) Snap Server branded file-based NAS storage systems, which were sold to end users through its network of distribution partners, solution providers, e-tailers and VARs, and (2) block-based iSCSI storage solution products. The historical financial results relating to the block-based iSCSI storage solution products of the Company's former SSG segment, which were minimal to the Company's overall financial results, were retained. The remainder of the Company's former SSG segment represented results from discontinued operations.

Following the revision to its internal reporting structure, the Company operated in one segment, which provides data protection storage products and currently sells all of the Company's storage technologies, including ASICs, board-level I/O and RAID controllers, internal enclosures, sub-systems and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels.

18. Supplemental Disclosure of Cash Flows

                                                                                     Six-Month Period Ended
                                                                             --------------------------------------
                                                                                September 26,       September 28,
                                                                                    2008                2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities                  $           (7,938) $              406

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

  ARB: Accounting Review Bulletin

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

  FSP: FASB Staff Position

  FSP APB No. 14-1: Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

  FSP FAS No. 142-3: Determining the Useful Life of Intangible Assets

  FSP FAS No. 157-2: Effective Date of SFAS No. 157

  FSP FAS No. 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

  SAB: Staff Accounting Bulletin

  SAB 107: Share Based Payment

  SAB 110: Certain Assumptions Used in Valuation Methods - Expected Term

  SEC: Securities Exchange Commission

  SFAS: Statement of Financial Accounting Standards

  SFAS No. 123 (R): Share Based Payment

  SFAS No. 128: Earnings Per Share

  SFAS No. 141: Business Combinations

  SFAS No. 141 (R): Business Combinations

  SFAS No. 142: Goodwill and Other Intangible Assets

  SFAS No. 157: Fair Value Measurements

  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

  SFAS No. 160: Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our serial legacy products sold to our OEM customers, the expected benefits of our recent acquisition of Aristos Logic Corporation, the possibility that we might enter into strategic alliances, partnerships or additional acquisitions in order to scale our business, the expected impact on our future revenues, and the timing of such impact, of our failure to receive design wins for the next generation serial products from a significant customer, the anticipated impact of the restructuring plan we implemented in the first quarter fiscal 2009, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing strategic review of our business by management, the expected gain on extinguishment of debt we expect to record due to our repurchase of our outstanding convertible notes on the open market, the possibility that we might purchase more of these convertible notes on the open market prior to December 2008 when the holders of the convertible notes are expected to exercise their put rights, the potential need to record impairment charges for goodwill, other intangible assets or marketable securities based on current market conditions and our expected liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

Basis of Presentation

On September 3, 2008, we completed the acquisition of Aristos Logic Corporation, or Aristos, a provider of RAID technology to the data storage industry, pursuant to an Agreement and Plan of Merger dated as of August 27, 2008, or the Merger Agreement, by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of ours, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in our unaudited condensed consolidated results of operation and financial position from the date of acquisition.

On June 27, 2008, we completed the sale of the Snap Server NAS portion of our former SSG segment, or Snap Server NAS business, to Overland Storage, Inc., or Overland. This business has been accounted for as discontinued operations. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Cash Flows and related disclosures for all periods presented to reflect the Snap Server NAS business as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, and other than our Unaudited Condensed Consolidated Balance Sheet at March 31, 2008, the following discussion pertains only to our continuing operations.

We revised our internal organizational structure in conjunction with the sale of our Snap Server NAS business in June 2008. Our former SSG segment provided (1) Snap Server branded file-based NAS storage systems, which were sold to end users through our network of distribution partners, solution providers, e-tailers and VARs, and (2) block-based iSCSI storage solution products. The historical financial results relating to the block-based iSCSI storage solution products of our former SSG segment, which were minimal to our overall financial results, were retained. The remainder of our former SSG segment represented results from discontinued operations. Following the revision to our internal reporting structure, we now operate in one segment.

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

Overview

In the second quarter of fiscal 2009, our net revenues decreased 16% as compared to the second quarter of fiscal 2008 primarily due to the declining revenue base of our parallel SCSI products. Our net revenues were further impacted by our inability to obtain design wins from our OEM customers, primarily for our next generation serial products. We expect revenues from our parallel SCSI and serial legacy products sold to OEM customers to continue to decline in fiscal 2009. Our gross margins in the second quarter of fiscal 2009 improved to 42% compared to 36% in the second quarter of fiscal 2008 primarily due to improved standard product contributions as a result of our end-to-end supply chain efficiencies. In addition, we experienced favorable product and customer mix during the second quarter of fiscal 2009. Operating expenses decreased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters combined with additional attrition in our workforce.

Our future revenue growth is largely dependent on the success of our new and future products, obtaining and fulfilling our obligations on OEM design wins, and growing our market share in the channel. In September 2008, we acquired Aristos for a purchase price of $38.9 million, plus an obligation to pay up to $2.4 million contingent upon the employment of certain Aristos employees. We expect that the acquisition of Aristos will allow us to expand into adjacent RAID segments that we believe provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. This acquisition should also enable us to pursue new OEM opportunities and expand our future channel product offerings containing unified serial technologies. For example, in the second quarter of fiscal 2009, we announced a design win from IBM for our RAID Storage Processor technology, which was enabled by the Aristos acquisition. However, we cannot predict the extent to which the potential benefits of this acquisition will offset our declining OEM revenue from both our serial legacy products sold to OEM customers and our parallel SCSI products considering our loss in market share and the potential adverse impact on our business of current economic conditions. We will continue to seek additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or other acquisitions in order to scale our business. We will also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

We expect our selling, marketing and administrative expense to remain relatively flat in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009, as the expenses we obtained from the Aristos acquisition will offset the anticipated cost savings from our reductions in our workforce. We expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue the opportunities enabled by the Aristos acquisition. We also expect our expenses to increase in future periods as we record amortization expense for the intangible assets from the Aristos acquisition.

In addition, in July 2008, we entered into a three- year strategic development agreement with HCL Technologies Limited, or HCL, to provide product development and engineering services for our product portfolio. Under the terms of the agreement, HCL agreed to employ certain of our former engineering employees, who will work exclusively on our engineering projects. We did not incur any one-time charges in the second quarter of fiscal 2009 in connection with this strategic alliance.

We implemented a restructuring plan in the first quarter of fiscal 2009 that was designed to reduce our operating expenses due to a declining revenue base, streamline our operations and better align our resources with our strategic business objectives. The total cost incurred as of September 26, 2008 for this restructuring plan was $3.4 million, of which $1.8 million was recorded in the first quarter of fiscal 2009 and $1.6 million was recorded in the second quarter of fiscal 2009 in "Restructuring charges" in the Unaudited Condensed Consolidated Statement of Operations. In light of an ongoing strategic review of our business by management, additional significant charges may be recorded by us in the future.

Due to the deterioration of macroeconomic conditions, which has impacted, and will likely continue to impact, information technology spending, we could experience reduced revenue from the sales of our products and services over the next several quarters. If the deterioration of macroeconomic conditions continues to worsen and our business performance declines, we may be required to record impairment charges for goodwill and other intangible assets in the future. Our marketable securities may also decline in value and such decline may be deemed to be other-than-temporary, which would require us to record an impairment charge that would adversely impact our financial results.

Results of Operations

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                                     Three-Month Period Ended  Six-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                    2008 (1)     2007 (2)     2008 (3)     2007 (4)
                                                                   -----------  -----------  -----------  -----------
Net revenues                                                              100%        100%        100%        100%
Cost of revenues (inclusive of amortization of
    acquisition-related intangible assets)                                 58           64           56           66
                                                                   -----------  -----------  -----------  -----------
    Gross margin                                                           42           36           44           34
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                               15           25           17           27
    Selling, marketing and administrative                                  28           34           29           36
    Amortization of acquisition-related intangible assets                   0            2            0            1
    Restructuring charges                                                   5           10            5            7
    Other charges (gains)                                                  --            0           --           (8)
                                                                   -----------  -----------  -----------  -----------
        Total operating expenses                                           48           71           51           63
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations                                            (6)         (35)          (7)         (29)
Interest and other income, net                                             20           21           18           20
Interest expense                                                           (2)          (2)          (2)          (3)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income taxes               12          (16)           9          (12)
Provision for income taxes                                                  2            1            4            1
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations, net of taxes                     10          (17)           5          (13)
                                                                   -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                        --           (3)          (1)          (2)
    Income (loss) from disposal of discontinued operations,
        net of taxes                                                       --           (0)           9           (0)
                                                                   -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations, net of taxes           --           (3)           8           (2)
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                          10%        (20)%         13%        (15)%
                                                                   ===========  ===========  ===========  ===========

____________

The following actions affect the comparability of the data for the periods presented in the above table:

(1) In the second quarter of fiscal 2009, we recorded restructuring charges related to a restructuring plan we implemented in the first quarter of fiscal 2009 and recorded adjustments to previous restructuring plans, incurring restructuring charges of $1.4 million.

(2) In the second quarter of fiscal 2008, we implemented a restructuring plan and recorded adjustments to previous restructuring plans, incurring restructuring charges of $3.4 million.

(3) In the first half of fiscal 2009, we implemented a restructuring plan and recorded adjustments to previous restructuring plans, incurring restructuring charges of $3.2 million.

(4) In the first half of fiscal 2008, we recorded a gain of $6.7 million on the sale of certain properties and implemented two restructuring plans, incurring restructuring charges of $5.0 million.

Net Revenues.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Net Revenues
                                    $       31.7  $       37.7        (16)% $       63.2  $       73.8        (14)%

Net revenues decreased by $6.0 million and $10.6 million in the second quarter and first half of fiscal 2009, respectively, compared to the corresponding periods of fiscal 2008, primarily due to a decline in sales volume of our parallel SCSI products of $9.3 million and $14.1 million, respectively, and, to a lesser extent, an overall decline in sales volume of our serial products sold to OEM customers of $2.4 million and $5.5 million, respectively, despite the one month of product sales resulting from the acquisition of Aristos. This was partially offset by an increase in average selling prices and sales volumes of our serial products sold to channel customers of $4.4 million and $8.1 million in the second quarter and first half of fiscal 2009, respectively, compared to the corresponding periods of fiscal 2008, due to increased acceptance of these products. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain of our OEM customers have moved to other suppliers to obtain next generation serial technologies. We expect net revenues for our parallel SCSI products and serial legacy products sold to OEM customers to continue to decline in future quarters, but expect to gain future opportunities to sell serial products to OEMs as a result of the Aristos acquisition.

                                                                     Three-Month Period Ended  Six-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   September 26,September 28,September 26,September 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
Geographical Revenues:
North America                                                              30%         37%         34%         39%
Europe                                                                     33%         26%         33%         27%
Pacific Rim                                                                37%         37%         33%         34%
                                                                   -----------  -----------  -----------  -----------
    Total Geographical Revenues                                           100%        100%        100%        100%
                                                                   ===========  ===========  ===========  ===========

Our North America revenues decreased as a percentage of our total revenues by 7% and 5% in the second quarter and first half of fiscal 2009, respectively, compared to the corresponding periods of fiscal 2008 primarily due to a decline in product sales to our OEM customers and to our customers shifting their third party manufacturing locations from North America to international sites. Our combined international revenues increased as a percentage of our total revenues by 7% and 5% in the second quarter and first half of fiscal 2009, respectively, compared to the corresponding periods of fiscal 2008 primarily due to increased sales and acceptance of our serial products sold to both channel and OEM customers.

A small number of our customers account for a substantial portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. In the second quarter of fiscal 2009, IBM, Bell Micro and Ingram Micro accounted for 36%, 13% and 10% of our total net revenues, respectively. In the second quarter of fiscal 2008, IBM accounted for 39% of our total net revenues. In the first half of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively. In the first half of fiscal 2008, IBM accounted for 41% of our total net revenues.

Gross Margin.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Gross Profit                        $       13.3  $       13.5         (1)% $       28.0  $       25.0         12%
Gross Margin                                  42%          36%                      44%          34%

The improvement in gross margins in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was due to improved standard product contributions as a result of our end-to-end supply chain efficiencies. In addition, the improvement in gross margins was also due to the favorable product and customer mix we achieved during the second quarter and first half of fiscal 2009, which was primarily driven by a shift in mix of 12% from OEM to channel customers, with channel customers having higher average margins. Our gross margins, however, were negatively impacted in the second quarter and first half of fiscal 2009 by the amortization of acquisition-related intangible assets of $0.4 million related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos.

Research and Development Expense.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Research and development            $        4.9  $        9.4        (48)% $       10.8  $       19.9        (46)%

The decrease in research and development expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal 2008 and the first quarter of fiscal 2009, combined with additional attrition in our workforce, which was reflected by a 58% decrease in headcount for employees engaged in research and development. We expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue the opportunities enabled by the Aristos acquisition.

Selling, Marketing and Administrative Expense.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Selling, marketing and
    administrative                  $        8.8  $       13.0        (32)% $       18.3  $       26.4        (31)%

The decrease in selling, marketing and administrative expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily a result of reductions in our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2008 and the first quarter of fiscal 2009, which resulted in a 37% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. We expect our selling, marketing and administrative expense to remain relatively flat in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009, as the expenses we obtained from the Aristos acquisition will offset the anticipated cost savings from our reductions in our workforce.

Amortization of Acquisition-Related Intangible Assets.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Amortization of acquisition-related
    intangible assets               $        0.1  $        0.6        (83)% $        0.1  $        1.3        (92)%

Acquisition-related intangible assets include core and existing technologies, customer relationships, trade name and backlog. We amortize the acquisition-related intangible assets over periods which reflect the period in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three to sixty months.

The decrease in amortization of acquisition-related intangible assets in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to the fact that in the fourth quarter of fiscal 2008, we wrote off our intangible assets associated with our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. This was offset by one month amortization of purchased intangible assets of $0.1 million for customer relationships related to the acquisition of Aristos. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies and backlog were reflected in cost of revenues. We expect our expenses to increase in future periods as we record amortization expense for the intangible assets from the Aristos acquisition.

Restructuring Charges.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Restructuring charges               $        1.4  $        3.4        (59)% $        3.2  $        5.0        (35)%

All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations and are not allocated to segments but rather managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to Note 10 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

In the first quarter of fiscal 2009, we approved and initiated a restructuring plan to (1) reduce our operating expenses due to a declining revenue base, (2) streamline our operations and (3) better align our resources with our strategic business objectives. This restructuring plan extended to actions taken through the second quarter of fiscal 2009 and included workforce reductions in all functions of the organization worldwide and consolidation of our facilities. The total cost incurred as of September 26, 2008 for this restructuring plan was $3.4 million, of which $1.8 million was recorded in the first quarter of fiscal 2009 and $1.6 million was recorded in the second quarter of fiscal 2009. Of the total restructuring charge recorded in the first half of fiscal 2009 related to this plan, $3.1 million related to severance and related benefits and $0.3 million related to vacating certain facilities. In addition, we recorded a net reduction in the restructuring accrual of $(0.2) million primarily related to the estimated loss on our facilities as the lease term for certain facilities has ended and, to a lesser extent, for severance as actual costs were lower than anticipated. This net reduction related to our fiscal years 2008, 2003, 2002 and 2001 restructuring plans as well as a previous acquisition-related restructuring plan. By the end of the second quarter of fiscal 2009, we began to reduce our annual operating expenses by approximately $10.6 million as a result of the fiscal 2009 restructuring plan. Approximately 16%, 39% and 45% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively.

Other Charges (gains).

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Other charges (gains)               $         --  $        0.1       (100)% $         --  $       (5.8)      (100)%

Other charges (gains) primarily consisted of asset impairment charges related to certain assets and gain on sale of certain properties.

In May 2007, we completed the sale of three buildings in Milpitas, California that were previously classified as held for sale, with proceeds aggregating to $19.9 million, which exceeded our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in the first half of fiscal 2008 to "Other charges (gains)" in the Unaudited Condensed Consolidated Statements of Operations.

We also recorded a charge of $0.8 million related to costs incurred to evaluate strategic options in the first half of fiscal 2008 to "Other charges (gains)" in the Unaudited Condensed Consolidated Statements of Operations.

Interest and Other Income, Net.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Interest and other income, net:
Interest income                     $        5.2  $        7.0        (26)% $       10.6  $       13.7        (23)%
Realized currency transaction
    gains (losses)                          (0.3)          0.7         n/a          (0.4)          0.7         n/a
Gain on redemption of bonds                  1.3            --        100%          1.3            --        100%
Other                                         --           0.1       (100)%           --           0.1       (100)%
                                     ------------  ------------              ------------  ------------
    Total interest and other
        income, net                 $        6.2  $        7.8        (20)% $       11.5  $       14.5        (21)%
                                     ============  ============              ============  ============

Interest and other income, net is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, realized gains and losses on marketable securities, gains from the repurchase of our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes, and fluctuations in foreign currency gains or losses. The decrease in interest and other income, net in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to lower interest rates, which resulted in lower interest income earned on our cash, cash equivalents and marketable securities. This was partially offset by a gain on extinguishment of debt of $1.3 million (net of unamortized debt issuance costs of $0.3 million) on the repurchase of $138.5 million in principal amount of our 3/4% Notes on the open market for an aggregate price of $136.9 million. We expect that our interest income will decline in future periods due to our use of cash for the repurchase of our 3/4% Notes and for the acquisition of Aristos.

Interest Expense.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Interest expense                    $       (0.5) $       (1.0)       (50)% $       (1.3) $       (2.0)       (33)%

Interest expense is primarily associated with our 3/4% Notes issued in December 2003. The decrease in interest expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to the reduction in the outstanding balances of the 3/4% Notes, as we repurchased $138.5 million in principal amount of our 3/4% Notes in the second quarter of fiscal 2009. We expect that our interest expense will decline in future periods as we expect the remaining holders of the 3/4% Notes to exercise their put option in December 2008.

Income Taxes.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Provision for income taxes          $        0.7  $        0.3        128% $        2.6  $        0.5        412%

We recorded a tax provision of $0.7 million and $0.3 million for the second quarters of fiscal 2009 and 2008, respectively. We recorded a tax provision of $2.6 million and $0.5 million for the first halves of fiscal 2009 and 2008, respectively. Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2009 and 2008 includes foreign taxes related to our foreign subsidiaries, certain state minimum taxes and interest accrued on prior years' tax disputes and refund claims. For the first and second quarters of fiscal 2009, our tax provision included a change in judgment related to uncertain tax positions in foreign jurisdictions based on new information received in the first half of fiscal 2009. We have concluded our ongoing negotiations with the IRS taxing authorities with regard to our tax disputes for our fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed in Note 14 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of September 26, 2008, our total gross unrecognized tax benefits were $24.2 million, of which $6.4 million, if recognized, would affect the effective tax rate. Our gross unrecognized tax benefits increased by $2.7 million in the first half of fiscal 2009 due to a change in judgment related to foreign audits as a result of new information that we received in the first half of fiscal 2009. This increase in our gross unrecognized tax benefits was partially offset by the recording of a receivable of $0.7 million from a third party since we were partially indemnified by the third party for this tax matter and the issue arose in years prior to our acquisition of the entity under audit.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of September 26, 2008, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities, fiscal years 1998 onward remained open to examination in Singapore and fiscal years 2001 onward remained open to examination in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of our tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.1 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

Discontinued Operations.

                                              Three-Month Period Ended               Six-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     September 26, September 28, Percentage  September 26, September 28, Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Income (loss) from discontinued
    operations, net of taxes        $         --  $       (1.1)      (100)% $        5.1  $       (1.6)        n/a

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and we provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in the first half of fiscal 2009 in "Income (loss) from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations and incurred a "Loss from discontinued operations, net of taxes" of $0.7 million.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Working capital decreased by $42.0 million to $382.7 million at September 26, 2008 from $424.7 million at March 31, 2008. The decrease in working capital was attributable to a decrease in cash and cash equivalents, combined with marketable securities, of $169.3 million primarily due to the repurchase of $138.5 million in principal amount of the 3/4% Notes on the open market for an aggregate price of $136.9 million and cash paid to acquire Aristos of $38.0 million.

During the first half of fiscal 2009, accounts receivable and inventory decreased by $4.9 million and $3.4 million, respectively, compared to March 31, 2008, primarily due to lower revenue levels, combined with improved efficiencies in our inventory and operations management.

Operating Activities:

Operating cash activities consist of income (loss) from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of gain on the sale of long-lived assets, gain on the repurchase of the 3/4% Notes, depreciation and amortization of intangible assets, property and equipment, marketable securities and 3/4% Notes, and stock-based compensation expense in accordance with SFAS No. 123(R).

Net cash provided by operating activities was $13.2 million in the first half of fiscal 2009 compared to net cash used in operating activities of $1.1 million in the first half of fiscal 2008. The improvement in cash provided by operating activities was primarily due to the fact that we recorded a loss from continuing operations, net of taxes, of $9.6 million in the first half of fiscal 2008 compared to a recorded income from continuing operations, net of taxes, of $3.3 million in the first half of fiscal 2009.

In addition, we recorded a non-cash charge associated with a gain on the sale of long-lived assets of $6.7 million, which was recorded in the first half of fiscal 2008 and changes to working capital assets and liabilities that improved cash provided by operating activities from continuing operations by $3.4 million, primarily related to improved collection efforts and efficiencies in our inventory management. These items were partially offset by a non-cash charge associated with a gain of $1.3 million on the repurchase of our 3/4% Notes in the first half of fiscal 2009.

Investing Activities:

Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net cash used to purchase Aristos, proceeds from the sale of long-lived assets and purchases of property and equipment. Net cash provided by investing activities was $31.5 million in the first half of fiscal 2009 compared to $80.2 million in the first half of fiscal 2008. The decrease was primarily due to our use of cash to acquire Aristos of $38.0 million, proceeds received in the first half of fiscal 2008 from the sale of long-lived assets of $19.9 million and an increase in purchases of marketable securities of $139.9 million. This was partially offset by sales and maturities of marketable securities of $148.1 million.

Financing Activities:

Financing cash activities consist of the repurchase of our 3/4% Notes and employee stock option exercises. Net cash used in financing activities was $135.3 million in the first half of fiscal 2009 compared to net cash provided by financing activities of $2.6 million in the first half of fiscal 2008. The use of cash in financing activities was primarily due to the repurchase of $138.5 million in principal amount of our 3/4% Notes for an aggregate price of $136.9 million. Cash provided by stock option exercises declined due to the large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock, combined with a reduction in our headcount.

Liquidity. At September 26, 2008, we had $456.9 million in unrestricted cash, cash equivalents and marketable securities, of which approximately $99.7 million was held by our Singapore and Cayman Islands subsidiaries. Our available-for-sale securities included short-term deposits, corporate obligations, other debt securities and United States government securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheet at fair market value, with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)" in stockholders' equity. In the second quarter and first half of fiscal 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe we have the ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. We expect that our acquisition of Aristos in the second quarter will be counted against the Domestic Reinvestment Plan spending. Based on actual and planned spending through fiscal 2009, we believe we will meet the total spending requirements of the Domestic Reinvestment Plan spending in fiscal 2009.

At September 26, 2008, we had $87.0 million of aggregate principal amount plus a premium related to our 3/4% Notes that is due in December 2023. Each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2008 at a price equal to 100.25% of the par value of the 3/4% Notes to be purchased plus accrued and unpaid interest. In addition, each holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest. In the second quarter of fiscal 2009, we repurchased $138.5 million in principal amount of our 3/4% Notes on the open market for an aggregate price of $136.9 million, resulting in a gain on extinguishment of debt of $1.3 million (net of unamortized debt issuance costs of $0.3 million). Subsequent to September 26, 2008, we repurchased an additional $52.5 million in principal amount of our 3/4% Notes on the open market for an aggregate price of $52.0 million, which is expected to result in a gain on extinguishment of debt of $0.4 million (net of unamortized debt issuance costs of $0.1 million). We expect the remaining holders of the 3/4% Notes to exercise their put option in December 2008. If opportunities to do so arise, we may complete additional open market purchases of our 3/4% Notes.

We are required to maintain restricted investments to serve as collateral for the first ten scheduled interest payments on our 3/4% Notes. As of September 26, 2008, we had $0.8 million of restricted marketable securities, consisting of United States government securities, which were classified as short-term.

We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

We may enter into strategic alliances, partnerships or additional acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying strategic alliances, partnerships or additional acquisitions, we may be required to use a significant portion of our available cash balances.

As of September 26, 2008, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K/A for the fiscal year ended March 31, 2008, other than (1) a strategic development agreement we entered into with HCL in the second quarter of fiscal 2009, which increased our fixed payment obligations by $5.3 million through July 2011 and (2) our acquisition of Aristos, resulting in a commitment to pay up to $2.4 million related to a management liquidation pool established by Aristos prior to the completion of the merger, which is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with us.

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

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2008, except for adding the following critical accounting policy:

        Goodwill:    Goodwill is initially recorded when the purchase price paid for an acquired business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of our company, as we operate in one segment, to our net book value, including the goodwill. If a determination is made that it is "more-likely-than-not" that the long-term fair value of our company will remain below our net book value, goodwill should be tested prior to our annual review. Indicators that a potential impairment may exist prior to our annual review would include, but are not limited to, the following:

  a significant decline in the market value of our invested capital, including the market value of our common stock;

  a continued loss of our executives, principal engineers and other key employees; and

  sustained operating losses.

The calculation of fair value could be negatively impacted depending on changes in the inputs and assumptions used. Our fair value estimates are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and, as a result, actual results may differ from those estimates. To determine the fair value, our review process uses the discounted cash flows approach and the market approach, which utilizes comparable companies' data. The discounted cash flow approach uses estimates including the following: forecasted revenue, based on assumed market growth rates and our assumed market share; estimated costs; expected periods the assets will be utilized; and appropriate discount rates based on the particular business' weighted average cost of capital. Our estimates of market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also consider our market capitalization on the dates of our impairment tests under SFAS No. 142 in determining the fair value of our company.

If the net book value of our company exceeds its implied fair value, goodwill will be considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Although our stock is trading below our net book value per share as of September 26, 2008, we believe it is primarily due to current market conditions, and we believe it is temporary in nature as our net book value has only been below the fair value since the beginning of September 2008. Therefore, no assessment has been made that would indicate a "more-likely-than-not" scenario that the fair value of our company is below our net book value. As a result, no triggering event for impairment has been identified; therefore the potential impairment of goodwill was not tested as of September 26, 2008. However, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate the net book value of goodwill in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future. An impairment of goodwill may also lead us to record an impairment charge for our other intangible assets.

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

Acquisitions

On September 3, 2008, we completed the acquisition of Aristos, a provider of RAID technology to the data storage industry, pursuant to a Merger Agreement by and among ours, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of ours, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The acquisition of Aristos will allow us to expand into adjacent RAID segments that we believe will provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. In addition, this acquisition enables us to pursue new OEM opportunities and expand our channel product offerings containing unified serial technologies.

We acquired Aristos for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which 15%, or approximately $4.3 million, is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) payments of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) accrued for $0.8 million in direct transaction fees, including legal, valuation and accounting fees.

Aristos Holdback:    A portion of the Aristos acquisition price totaling $4.3 million was held back, or the Aristos Holdback, in an escrow account to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. The Aristos Holdback is to be paid in two installments to the former Aristos stockholders during the twelfth and eighteenth month after the acquisition closing date, except for funds necessary to provide for any pending claims.

Management Liquidation Pool: Under the Merger Agreement, we agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with us, and will be expensed to the statement of operations as earned. In the second quarter and first half of fiscal 2009, we recorded $0.3 million to the Unaudited Condensed Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in our unaudited condensed consolidated results of operation and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

Restructuring: Restructuring charges associated with an acquisition of a company are accounted for under EITF No. 95- 3 and are included in the purchase price allocation of the acquired company. During the second quarter of fiscal 2009, we finalized a plan to integrate the Aristos operations, and accordingly, recorded a liability of $0.2 million related to severance and related benefits, which has been reflected in the purchase price. As of September 26, 2008, we had paid all of the liability and the plan is now complete.

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in the first half of fiscal 2009 in "Income (loss) from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

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

The actions that we have taken in the first half of fiscal 2009, which include the acquisition of Aristos, the disposition of our Snap NAS Server business, and the implementation of a restructuring plan, and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

  Loss of customers;
  Loss of employees;
  Increased dependency on suppliers;
  Supply issues;
  Reduced revenue base;
  Impairment of our assets;
  Increased operating costs;
  Material restructuring charges; and
  Loss of liquidity.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.    Economic conditions have recently deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:

  Reduced demand for our products;
  Increased price competition for our products;
  Increased risk of excess and obsolete inventories;
  Increased risk in the collectibility of cash from our customers;
  Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
  Higher operating costs as a percentage of revenues.

If the global economic crisis causes demand in the server and network storage markets to decline, demand for our products would also likely be negatively affected. Some of the factors that could influence demand in the server and network storage markets include continuing increases in fuel and other energy costs, labor costs, access to credit, consumer confidence and other macroeconomic factors affecting corporate spending behavior. It is difficult to predict future server sales growth, if any. If global economic conditions remain uncertain or deteriorate further, we may experience material adverse impacts on our business, operating results and financial condition.

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. A substantial portion of our assets consists of our investments in marketable securities that we hold as available-for-sale and mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe we have the ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

If the net book value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the net book value amount of our long-lived assets. For example, in fiscal 2008, we recorded an impairment charge of $2.2 million for our intangible assets related to our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. Although our stock is trading below our net book value as of September 26, 2008, we believe it is primarily due to current market conditions, and we believe it is temporary in nature as our net book value has only been below the fair value since the beginning of September 2008. Therefore, no assessment has been made that would indicate a "more-likely-than-not" scenario that the fair value of our company is below our net book value. As a result, no triggering event for impairment has been identified; therefore, the potential impairment of goodwill was not tested in as of September 26, 2008. However, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate the recoverability of our net book value of our long-lived assets in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future, which could adversely affect our financial results.

If our design wins do not result in significant sales, our revenues will continue to decline. A "design win" occurs when a customer or prospective customer notifies us that our product has been selected to be integrated within its product. In the second quarter of fiscal 2009, we announced a design win with IBM for our RAID Storage Processor technology, which will be implemented into its IBM BladeCenter S product. The success that we ultimately experience from a design win is largely a factor of the success of the customer's product into which our product has been integrated. We have virtually no control over, and sometimes have very little visibility as to, the success of our customer's products, which is dependent upon a number of factors including current market conditions. If our design wins do not result in significant sales, our revenues will continue to decline which could adversely affect our business.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in the first quarter of fiscal 2009, we sold our Snap Server NAS business, which was the majority of our segment previously known as SSG, and reclassified all historical costs as discontinued operations. In fiscal 2007, we also decided not to invest further in our business related to a previous segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down this business throughout fiscal 2007 and exited it at March 31, 2007. However, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business, and we may not succeed in these efforts.

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

In September 2008, we completed our acquisition of Aristos, a provider of RAID technology to the data storage industry. The benefits of this acquisition or any strategic alliances, partnerships, investments or other acquisitions may prove to be less than anticipated and may not outweigh the costs reported in our financial statements, and we may not obtain the operational leverage or realize the improvements we intend or desire with the actions we take.

Completing any potential future strategic alliances, partnerships, investments or acquisitions could cause significant diversions of management time and resources and divert focus from the activities of our current operations. We may encounter difficulty in integrating and assimilating the operations and personnel of the acquired companies, including those associated with the Aristos acquisition, into our operations or the acquired technology and rights into our services. We may also lack the experience or expertise in the new products and markets, which may impair the relationships with customers or suppliers of the acquired business, including those associated with the Aristos acquisition. The acquisition of new operations may require us to develop additional internal controls to support these new operations. We may experience material deficiencies or weaknesses in our internal control over financial reporting as a result of the addition of new operations or due to changes to our internal controls, which could have a material impact on our results of operations when corrected. Additionally, we may not be successful in overcoming these risks or any other problems encountered in connection with these or other acquisitions, strategic alliances or investments, which could result in an adverse impact on our ability to develop or sustain the acquired business.

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

If we are not successful in completing additional acquisitions of or strategic alliances or partnerships with companies with complementary or strategic products or technologies, our future growth may be hindered. In September 2008, we completed our acquisition of Aristos, a provider of RAID technology, to the data storage industry. In order to scale our operations relative to our cost basis, we may need to identify additional attractive acquisition, strategic alliance or partnership candidates and complete a transaction with them. If we fail to identify and complete additional successful acquisitions or strategic alliances or partnerships, we expect that our revenues will continue to decline and we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our financial results.

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in the past in obtaining designs wins, which will prevent us from sustaining or growing our revenues from OEM customers. A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which have adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. While we expect to be able to pursue new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales would offset the decline in OEM sales from our legacy products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.  Historically, a small number of our customers have accounted for a significant portion of our net revenues, and we expect that a limited number of customers will continue to represent a substantial portion of our net revenues for the foreseeable future. For example, in the first half of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively, whereas in the first half of fiscal 2008, IBM accounted for 41% of our total net revenues. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues in future quarters. As our revenues from our large OEM customers continue to decline, we will be dependent on our channel products and customers for future revenue growth. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our operating results. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $3.2 million, $6.3 million, $3.7 million and $10.4 million in the first half of fiscal 2009, and in fiscal years 2008, 2007 and 2006, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore in fiscal 2006. The goals of our restructuring plans that were implemented prior to fiscal 2006 were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operations and cash flow. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 53% of our revenues for the first half of fiscal 2009 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ SuperMicro to manufacture certain iSCSI products and Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements for these components or services. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our financial results.

We are currently engaged in discussions regarding our manufacturing needs with Sanmina-SCI, as well as other contract manufacturers, since our contract manufacturing agreement with Sanmina-SCI expires in January 2009. As we continue to evaluate our business and operations, we must take the necessary steps to ensure that the contract manufacturer we choose aligns with our future strategic goals. Factors that we need to consider include, but are not limited to, transition efforts, meeting our supply needs and providing standard quality products. If we choose a contract manufacturer that fails to meet the above factors, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our operating and financial results.

We currently purchase all of the finished production silicon wafers, chips and other key components used in our products from suppliers, and if they fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.    Independent foundries manufacture to our specifications all of the finished silicon wafers and chips used for our products. We currently purchase finished production silicon wafers used in our products from Taiwan Semiconductor Manufacturing Company, or TSMC, and purchase finished production chips from LSI Corporation. In addition, we purchase some of our key components used in our products from sole-source suppliers. The manufacture of semiconductor devices and other components are sensitive to a wide variety of factors, including the following:

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

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. We have a three-year contract manufacturing agreement with Sanmina-SCI to manufacture a majority of our products, which expires in January 2009. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecast and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with the contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred significant inventory-related charges of $7.8 million due to a significant decline in our revenue stream.

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

We held approximately $99.7 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at September 26, 2008. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K/A for the year ended March 31, 2008 and this Form 10-Q, which include revenue recognition, inventory, stock-based compensation, income taxes and goodwill. Furthermore, Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended March 31, 2008 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.     We were previously subject to IRS audits for our fiscal years 1994 through 2003. During the third quarter of fiscal 2007, we reached resolution with the United States taxing authorities relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, upon our adoption of FIN 48 on April 1, 2007, we revised our policy in conformity with the liability classification requirements of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At September 26, 2008, we had recorded $7.0 million for uncertain tax positions related to FIN 48, of which $2.5 million and $4.5 million were reflected in "Accrued and other liabilities" and "Other long-term liabilities," respectively, and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Unaudited Condensed Consolidated Statement of Operations within "Provision for (benefit from) income taxes."

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

We are exposed to fluctuations in foreign currency exchange rates.    Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar- denominated operating expenses in Europe and Asia. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003; however, we began to switch back to United States dollar-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2008. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement.

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At September 26, 2008, the carrying value of such investments aggregated $1.6 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2007, we recorded a charge of $0.9 million relating to other-than-temporary decline in value of a minority investment.

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

We may experience significant fluctuations in our stock price, which may, in turn, significantly affect the trading price of our convertible notes.    Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of securities analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced significant price and volume fluctuations, particularly in the last few months, that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of such companies. In addition, the price of our securities may also continue to be affected by general global, economic and market conditions and the cost of operations in one or more of our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time. These fluctuations in our stock price also impact the price of our outstanding 3/4% Notes, and the likelihood of the 3/4% Notes being converted into our common stock.

Item 6. Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
2.1	Agreement and Plan of Merger, dated as of August 27, 2008, by and among Adaptec, Inc., Ariel Acquisition Corp., Aristos Logic Corporation and TPG Ventures, L.P., as representative of certain former stockholders of Aristos Logic Corporation.		8-K	000-15071	September 3, 2008	2.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARY L. DOTZ
Mary L. Dotz
	Chief Financial Officer (principal financial officer)	Date: November 3, 2008
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: November 3, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
2.1	Agreement and Plan of Merger, dated as of August 27, 2008, by and among Adaptec, Inc., Ariel Acquisition Corp., Aristos Logic Corporation and TPG Ventures, L.P., as representative of certain former stockholders of Aristos Logic Corporation.		8-K	000-15071	September 3, 2008	2.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X