Form 10-Q
period 2008-12-26
ADAPTEC INC
filed 2009-02-03
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2008

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
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of January 28, 2009 was 121,797,087.

Note: PDF provided as a courtesy

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                     Three-Month Period Ended  Nine-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Net revenues                                                      $    28,205  $    36,118  $    91,363  $   109,913
Cost of revenues (inclusive of amortization of
    acquisition-related intangible assets)                             17,062       21,058       52,209       69,819
                                                                   -----------  -----------  -----------  -----------
    Gross profit                                                       11,143       15,060       39,154       40,094
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                            7,781        7,291       18,547       27,142
    Selling, marketing and administrative                               9,388       12,328       27,638       38,750
    Amortization of acquisition-related intangible assets                 325          631          433        1,904
    Restructuring charges                                                 930          706        4,169        5,660
    Other gains                                                            --           --           --       (5,799)
                                                                   -----------  -----------  -----------  -----------
        Total operating expenses                                       18,424       20,956       50,787       67,657
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations                                        (7,281)      (5,896)     (11,633)     (27,563)
Interest and other income, net                                          3,574        8,838       15,078       23,356
Interest expense                                                         (142)        (805)      (1,459)      (2,774)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income taxes           (3,849)       2,137        1,986       (6,981)
Benefit from income taxes                                              (3,939)        (792)      (1,369)        (290)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations, net of taxes                     90        2,929        3,355       (6,691)
                                                                   -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                      (207)      (1,821)        (941)      (3,324)
    Income (loss) from disposal of discontinued
         operations, net of taxes                                      (1,189)          --        4,605         (144)
                                                                   -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations, net of taxes       (1,396)      (1,821)       3,664       (3,468)
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                 $    (1,306) $     1,108  $     7,019  $   (10,159)
                                                                   ===========  ===========  ===========  ===========
Income (loss) per share:
Basic
    Continuing operations                                         $      0.00  $      0.02  $      0.03  $     (0.06)
    Discontinued operations                                       $     (0.01) $     (0.02) $      0.03  $     (0.03)
    Net income (loss)                                             $     (0.01) $      0.01  $      0.06  $     (0.09)
Diluted
    Continuing operations                                         $      0.00  $      0.02  $      0.02  $     (0.06)
    Discontinued operations                                       $     (0.01) $     (0.02) $      0.03  $     (0.03)
    Net income (loss)                                             $     (0.01) $      0.01  $      0.05  $     (0.09)

Shares used in computing income (loss) per share:
    Basic                                                             120,231      118,987      119,702      118,430
    Diluted                                                           120,473      119,622      132,765      118,430

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                              December 26, 2008     March 31, 2008
                                                                              ------------------  ------------------
                                                                                        (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                               $            90,151  $          239,911
    Marketable securities                                                               281,062             386,305
    Restricted marketable securities                                                         --               1,670
    Accounts receivable, net                                                             16,613              23,204
    Inventories                                                                           7,007               9,926
    Prepaid expenses and other current assets                                            22,312              20,407
                                                                              ------------------  ------------------
         Total current assets                                                           417,145             681,423
Property and equipment, net                                                              12,373              13,284
Goodwill                                                                                 16,947                  --
Other intangible assets, net                                                             21,013                  --
Other long-term assets                                                                    8,908               5,380
                                                                              ------------------  ------------------
Total assets                                                                $           476,386  $          700,087
                                                                              ==================  ==================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $            11,969  $           12,311
    Accrued and other liabilities                                                        18,455              19,128
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                             2,005             225,321
                                                                              ------------------  ------------------
        Total current liabilities                                                        32,429             256,760
Other long-term liabilities                                                               5,108               9,335
Deferred income taxes                                                                     9,993               9,896
                                                                              ------------------  ------------------
        Total liabilities                                                                47,530             275,991
                                                                              ------------------  ------------------
Commitments and contingencies (Note 15)
Stockholders' equity:
    Common stock                                                                            122                 121
    Additional paid-in capital                                                          201,597             199,289
    Accumulated other comprehensive income, net of taxes                                  2,425               6,993
    Retained earnings                                                                   224,712             217,693
                                                                              ------------------  ------------------
        Total stockholders' equity                                                      428,856             424,096
                                                                              ------------------  ------------------
Total liabilities and stockholders' equity                                  $           476,386  $          700,087
                                                                              ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     Nine-Month Period Ended
                                                                             --------------------------------------
                                                                                 December 26,        December 28,
                                                                                    2008                2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                           $            7,019  $          (10,159)
Less: income (loss) from discontinued operations, net of taxes                           3,664              (3,468)
                                                                             ------------------  ------------------
Income (loss) from continuing operations, net of taxes                                   3,355              (6,691)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
    Stock-based compensation expense                                                     2,109               4,212
    Inventory-related charges                                                            1,744               5,342
    Depreciation and amortization                                                        5,477               6,128
    Gain on extinguishment of debt                                                      (1,643)                 --
    Gain on sale of long-lived assets                                                       --              (6,735)
    Other non-cash items                                                                    60                 267
    Changes in assets and liabilities, net of effects from the
        purchase of Aristos                                                             (1,733)             (3,840)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities of Continuing Operations             9,369              (1,317)
Net Cash Used in Operating Activities of Discontinued Operations                          (358)             (1,402)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                      9,011              (2,719)
                                                                             ------------------  ------------------
Cash Flows From Investing Activities:
Purchase of Aristos, net of cash acquired                                              (38,005)                 --
Purchases of property and equipment                                                       (452)               (829)
Proceeds from sale of long-lived assets                                                     --              19,881
Purchases of marketable securities                                                    (195,054)            (70,067)
Sales of marketable securities                                                         235,861             117,962
Maturities of marketable securities                                                     58,921              47,917
Maturities of restricted marketable securities                                           1,688               1,688
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities of Continuing Operations                      62,959             116,552
Net Cash Provided by (Used in) Investing Activities
    of Discontinued Operations                                                             776                 (58)
                                                                             ------------------  ------------------
Net Cash Flow Provided by Investing Actiivities                                         63,735             116,494

Cash Flows From Financing Activities:
Repurchase of 3/4% Notes                                                              (221,380)                 --
Proceeds from issuance of common stock                                                   1,602               3,143
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Financing Activities                                   (219,778)              3,143
                                                                             ------------------  ------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                     (2,728)              1,880
                                                                             ------------------  ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                  (149,760)            118,798
Cash and Cash Equivalents at Beginning of Period                                       239,911              95,922
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                  $           90,151  $          214,720
                                                                             ==================  ==================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("financial statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, "Adaptec" or the "Company") have been prepared on a consistent basis with the March 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. This includes the Company's purchase of Aristos Logic Corporation ("Aristos"), a Delaware corporation, in September 2008, through a merger in which Aristos became a wholly-owned subsidiary of the Company, as further discussed in Note 4. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, which was filed with the SEC on June 16, 2008. The results of operations for the third quarter and first nine months of fiscal 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, related to the reclassification of discontinued operations as discussed in Note 5 to the financial statements. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, the Notes to the Unaudited Condensed Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

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

In December 2007, the SEC issued SAB 110 to amend the SEC's views discussed in SAB 107 regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). SAB 110 allows a company, under certain circumstances, to continue to use the "simplified" method beyond December 31, 2007. SAB 110 is effective beginning with the Company's fiscal 2009. As discussed in Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, the Company has utilized the weighted average for estimating the expected term of its stock option grants. The Company did not use the "simplified" method in the first nine months of fiscal 2009.

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

In October 2008, the FASB issued FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon its issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company's consolidated financial statements.

3. Stock Benefit Plans and Stock-Based Compensation

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with its previous acquisitions. For a complete discussion of these plans, please refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008. During the third quarter of fiscal 2009, the Company's stockholders approved the amendment and restatement of its 2004 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders. Amendments to the 2004 Equity Incentive Plan included (1) reducing the number of shares available for grant to 14,500,000; however, the reserve will be proportionately reduced if the Company's Board of Directors chooses to effect a reverse stock split based on certain exchange ratios approved by the Company's stockholders; (2) removing the 5,000,000 share limitation with respect to stock-based awards granted at less than fair market value; (3) revising the categories of performance-related goals that may be applicable to stock-based awards granted under the plan; (4) removing the "single trigger" acceleration of vesting upon a change in control; and (5) modifying the definition of incumbent directors with respect to the definition of a change of control.

As of December 26, 2008, the Company had an aggregate of 22.3 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 7.6 million shares were subject to outstanding options and other stock awards, and 14.7 million shares were available for future grants of options and other stock awards.  As of December 26, 2008, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.9 million shares were subject to outstanding options and other stock awards, and 1.2 million shares were available for future grants of options and other stock awards. As of December 26, 2008, the Company had 0.1 million shares of common stock reserved that were subject to outstanding options under assumed plans.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options, employee stock purchase plans, and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the third quarters and first nine months of fiscal 2009 and 2008 was as follows:

                                                                  Three-Month Period Ended    Nine-Month Period Ended
                                                               --------------------------  --------------------------
                                                               December 26,  December 28,  December 26,  December 28,
                                                                   2008          2007          2008          2007
                                                               ------------  ------------  ------------  ------------
                                                                                 (in thousands)
Stock-based compensation expense by caption:
    Cost of revenues                                          $         83  $        108  $        304  $        280
    Research and development (1)                                       220           724           (46)        1,539
    Selling, marketing and administrative                              639           938         1,851         2,393
                                                               ------------  ------------  ------------  ------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes   $        942  $      1,770  $      2,109  $      4,212
                                                               ============  ============  ============  ============
Stock-based compensation expense by type of award:
    Stock options                                             $        316  $        463  $        784  $      1,729
    Restricted stock awards and restricted stock units                 626         1,274         1,325         2,809
    Employee stock purchase plan (2)                                    --            33            --          (326)
                                                               ------------  ------------  ------------  ------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes   $        942  $      1,770  $      2,109  $      4,212
                                                               ============  ============  ============  ============

_______________

(1) The Company recorded a credit to the Unaudited Condensed Consolidated Statements of Operations in first nine months of fiscal 2009 based on a true-up of actual forfeitures on a group of restricted stock awards and restricted stock units (collectively, "restricted stock") that fully vested prior to the end of the first quarter of fiscal 2009 and in the second quarter of fiscal 2009. This was further impacted by the Company's reduction in headcount through reductions in force, the sale of the Snap Server NAS business and, to a lesser extent, general attrition in the Company's workforce.

(2) The Company recorded a credit to the Unaudited Condensed Consolidated Statements of Operations for the Company's 1986 Employee Stock Purchase Plan in the first nine months of fiscal 2008 based on (a) actual purchases that occurred on August 14, 2007 and (b) the fact that no new offering period exists, as the Company's 1986 Employee Stock Purchase Plan expired in April 2006.

Stock-based compensation expense in the above table does not reflect any significant income tax impact, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the third quarters and first nine months of fiscal 2009 and 2008, there was no income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the third quarters and first nine months of fiscal 2009 and 2008.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of stock options and other stock-based awards granted in the third quarters and first nine months of fiscal 2009 and 2008 was estimated using the following weighted-average assumptions:

                                                                Three-Month Period Ended    Nine-Month Period Ended
                                                               --------------------------  --------------------------
                                                               December 26,  December 28,  December 26,  December 28,
                                                                   2008          2007          2008          2007
                                                               ------------  ------------  ------------  ------------
    Expected life (in years)                                          4.22          4.27          4.37          4.27
    Risk-free interest rates                                          2.24%        3.45%        2.76%        4.44%
    Expected volatility                                                 38%          38%          38%          39%
    Dividend yield                                                      --            --            --            --
    Weighted average fair value:
       Stock options                                          $       1.00  $       1.04  $       1.21  $       1.33
       Restricted stock                                       $       2.84  $       3.36  $       3.46  $       3.49

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of December 26, 2008 and changes during the first nine months of fiscal 2009 was as follows:

                                                                                             Weighted
                                                                                             Average
                                                                               Weighted     Remaining
                                                                               Average     Contractual    Aggregate
                                                                               Exercise       Term        Intrinsic
                                                                  Shares        Price        (Years)        Value
                                                               ------------  ------------  ------------  ------------
                                                               (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2008                                        8,979  $       6.67
    Granted                                                          1,241          3.46
    Exercised                                                         (473)         3.38
    Forfeited and cancelled                                         (3,533)         7.28
                                                               ------------
Outstanding at December 26, 2008                                     6,214  $       5.94          3.97  $        525
                                                               ============  ============  ============  ============

Options vested and expected to vest at December 26, 2008             5,809  $       6.11          3.56  $        457
                                                               ============  ============  ============  ============

Options exercisable at December 26, 2008                             4,323  $       6.95          2.82  $        197
                                                               ============  ============  ============  ============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 1.7 million shares subject to options that were in-the-money at December 26, 2008. During the first nine months in each of fiscal 2009 and 2008, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.3 million, determined as of the date of option exercise. As of December 26, 2008, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.2 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.17 years.

Restricted Stock: Restricted stock awards and restricted stock units have been granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The Company's right to repurchase shares of restricted stock lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon the release to the employees or directors upon vesting. As of December 26, 2008, there were 1.5 million shares of service-based restricted stock awards and 0.8 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions generally lapse in one of the following ways: (1) 50% one year from the date of grant and the remainder on the second anniversary of the grant date; (2) 100% one year from the date of grant; (3) 33-1/3% one year from the date of grant and the remainder on the second anniversary of the grant date; (4) 66-2/3% one year from the date of grant and the remainder on the second anniversary of the grant date or (5) upon meeting certain performance criteria after being evaluated over a specified period from the date of grant. Under the 2006 Director Plan, restrictions generally lapse either (1) one year from the date of grant for existing non-employee directors or (2) one year from the date of grant with respect to one-third of the shares and quarterly thereafter for the next two years for the balance of the shares for initial grants to new non-employee directors. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock as of December 26, 2008 and changes during the first nine months of fiscal 2009 was as follows:

                                                                                             Weighted
                                                                                             Average
                                                                                            Grant-Date
                                                                                               Fair
                                                                                Shares        Value
                                                                             ------------  ------------
                                                                           (in thousands, except weighted
                                                                           average grant-date fair value)

Nonvested stock at March 31, 2008                                                  1,985  $       3.64
Granted (1)                                                                        2,146          3.46
Vested                                                                            (1,076)         3.70
Forfeited                                                                           (742)         3.64
                                                                             ------------
Nonvested stock at December 26, 2008                                               2,313  $       3.44
                                                                             ============

_______________

(1) In the third quarter of fiscal 2009, the Company issued approximately 603,000 restricted stock units with a fair value of $1.7 million on the date of grant. These restricted stock units will vest over a period of approximately eighteen months based upon meeting certain performance criteria from the date of grant and will be evaluated on a quarterly basis. The Company assessed the probability of these performance criteria being achieved at December 26, 2008 and recorded stock-based compensation expense of $0.1 million in the third quarter of fiscal 2009.

As of December 26, 2008, the total unrecognized compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was $5.0 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.44 years.

4. Acquisition

On September 3, 2008, the Company completed the acquisition of Aristos, a provider of RAID technology to the data storage industry, pursuant to an Agreement and Plan of Merger dated as of August 27, 2008 (the "Merger Agreement") by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of Adaptec, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for the Company's acquisition of Aristos through a merger in which Aristos became a wholly-owned subsidiary of the Company. The acquisition of Aristos will allow the Company to expand into adjacent RAID markets that the Company believes will provide it with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide the Company with a strong ASIC roadmap. In addition, this acquisition enables the Company to pursue new OEM opportunities and expand its channel product offerings containing unified serial technologies.

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

Management Liquidation Pool: Under the Merger Agreement, the Company agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with the Company, and will be expensed to the Unaudited Condensed Consolidated Statements of Operations as earned. In the third quarter and first nine months of fiscal 2009, the Company recorded expense of $1.0 million and $1.3 million, respectively, in the Unaudited Condensed Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in the Company's unaudited condensed consolidated results of operation and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below, and was based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

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
                                                                             ==================

The values allocated to core and existing technologies, customer relationships and backlog created as a result of the acquisition of Aristos will be amortized over estimated useful lives of sixty months, thirty-six months and three months, respectively, reflecting the period in which the economic benefits of the assets are expected to be realized. The total value allocated to the acquired other intangible assets as a result of the Aristos acquisition is being amortized over an estimated weighted average useful life of fifty-five months. No residual value was estimated for the intangible assets. Goodwill was not expected to be deductible for tax purposes.

Restructuring: Restructuring charges associated with an acquisition of a company are accounted for under EITF No. 95- 3 and are included in the purchase price allocation of the acquired company. During the second quarter of fiscal 2009, the Company finalized a plan to integrate the Aristos operations, and accordingly, recorded a liability of $0.2 million related to severance and related benefits, which has been reflected in the purchase price. The Company paid all of the liability and the plan was completed as of September 26, 2008.

Pro forma financial information: The following unaudited pro forma financial information for the third quarter of fiscal 2008 and first nine months of fiscal 2009 and 2008 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of each of the periods presented. Accordingly, such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt and the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the Merger Agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for the third quarter of fiscal 2008 and first nine months of fiscal 2009 and 2008 were as follows:

                                                             Three-Month
                                                             Period Ended    Nine-Month Period Ended
                                                            -------------  ------------------------
                                                             December 28,  December 26, December 28,
                                                                 2007         2008         2007
                                                             ------------  -----------  -----------
                                                           (in thousands, except per share amounts)
Net revenues                                                $     37,644  $    93,149  $   112,734
                                                             ============  ===========  ===========
Loss from continuing operations, net of taxes               $     (2,482) $    (7,304) $   (24,390)
Income (loss) from discontinued operations, net of taxes          (1,821)       3,664       (3,468)
                                                             ------------  -----------  -----------
Net loss                                                    $     (4,303) $    (3,640) $   (27,858)
                                                             ============  ===========  ===========
Income (loss) per common share:
    Basic and diluted
        Continuing operations                               $      (0.02) $     (0.06) $     (0.21)
        Discontinued operations                             $      (0.02) $      0.03  $     (0.03)
        Net loss                                            $      (0.04) $     (0.03) $     (0.24)

Shares used in computing
   income (loss) per share:
    Basic                                                        118,987      119,702      118,430
    Diluted                                                      118,987      119,702      118,430

5. Business Dispositions

Snap Server NAS business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. ("Overland") for the sale of the Snap Server NAS portion of the Company's former SSG segment ("Snap Server NAS business") for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. At December 26, 2008, the Company established a reserve for the full remaining $1.2 million of this receivable as a result of the financial difficulties Overland has reported. Notwithstanding the establishment of this reserve, the Company intends to seek payment in full of this receivable. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted the Company a nonexclusive license to certain intellectual property and the Company provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, the Company accrued $0.1 million for lease obligations. The Company recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in the first nine months of fiscal 2009 in "Income (loss) from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations, which were previously included in the Company's SSG segment, were as follows:

                                                 Three-Month Period Ended    Nine-Month Period Ended
                                               --------------------------  ------------------------
                                               December 26,  December 28,  December 26, December 28,
                                                   2008          2007         2008         2007
                                               ------------  ------------  -----------  -----------
                                                                (in thousands)
Net revenues                                  $        105  $      5,044  $     4,413  $    17,610
                                               ============  ============  ===========  ===========
Loss from discontinued operations
    before income taxes                       $       (207) $     (2,300) $      (941) $    (3,800)
Benefit from income taxes                               --          (479)          --         (476)
                                               ------------  ------------  -----------  -----------
Loss from discontinued operations,
    net of taxes                              $       (207) $     (1,821) $      (941) $    (3,324)
                                               ============  ============  ===========  ===========

In the third quarter of fiscal 2009, the Company recorded $0.2 million related to the settlement of certain claims and accruals that resulted from the sale of the Snap Server NAS business.

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

6. Balance Sheet Details

Marketable Securities

The Company's portfolio of marketable securities, including restricted marketable securities, at December 26, 2008 was as follows:

                                                                    Gross        Gross      Estimated
                                                                 Unrealized   Unrealized      Fair
                                                       Cost         Gains       Losses        Value
                                                    -----------  -----------  -----------  -----------
                                                                     (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                            $    43,966  $        --  $        --       43,966
    Corporate obligations                               96,363          368         (707)      96,024
    United States government securities                 86,405        2,357           --       88,762
    Other debt securities                               99,184          511         (722)      98,973
    Marketable equity securities                         2,510           --           --        2,510
                                                    -----------  -----------  -----------  -----------
Total available-for-sale securities                    328,428        3,236       (1,429)     330,235
Less: amounts classified as cash equivalents            46,653           10           --       46,663
Less: amounts classified in other long-term assets       2,510           --           --        2,510
                                                    -----------  -----------  -----------  -----------
Total                                              $   279,265  $     3,226  $    (1,429)     281,062
                                                    ===========  ===========  ===========  ===========

The Company's investment policy focuses on three objectives:  to preserve capital, to meet liquidity requirements and to maximize total return.  The Company's investment policy establishes minimum ratings for each classification of investment and investment concentration is limited in order to minimize risk, and the policy also limits the final maturity on any investment and the overall duration of the portfolio.  Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first nine months of fiscal 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The Company's portfolio of marketable securities, including restricted marketable securities, at March 31, 2008 was as follows:

                                                                    Gross        Gross      Estimated
                                                                 Unrealized   Unrealized      Fair
                                                       Cost         Gains       Losses        Value
                                                    -----------  -----------  -----------  -----------
                                                                     (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                            $    60,979  $        --  $        --       60,979
    Corporate obligations                              110,543          720         (573)     110,690
    United States government securities                116,920        1,790           (5)     118,705
    Other debt securities                              156,746        1,886          (39)     158,593
                                                    -----------  -----------  -----------  -----------
Total available-for-sale securities                    445,188        4,396         (617)     448,967
Less: amounts classified as cash equivalents            60,992           --           --       60,992
                                                    -----------  -----------  -----------  -----------
Total                                              $   384,196  $     4,396  $      (617)     387,975
                                                    ===========  ===========  ===========  ===========

Inventories

The components of net inventories at December 26, 2008 and March 31, 2008 were as follows:

                                                                               December 26, 2008   March 31, 2008
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Raw materials                                                               $               40  $              107
Work-in-process                                                                            515                 760
Finished goods                                                                           6,452               9,059
                                                                             ------------------  ------------------
    Inventories                                                             $            7,007  $            9,926
                                                                             ==================  ==================

Accrued and Other Liabilities

The components of accrued and other liabilities at December 26, 2008 and March 31, 2008 were as follows:

                                                                               December 26, 2008   March 31, 2008
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Tax related                                                                 $            4,486  $              597
Acquisition related                                                                        463               2,587
Accrued compensation and related taxes                                                   6,643               5,439
Deferred margin                                                                          1,682               1,829
Other                                                                                    5,181               8,676
                                                                             ------------------  ------------------
    Accrued and other liabilities                                           $           18,455  $           19,128
                                                                             ==================  ==================

Other long-term Liabilities

The components of other long-term liabilities at December 26, 2008 and March 31, 2008 were as follows:

                                                                               December 26, 2008   March 31, 2008
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Tax related                                                                 $            3,465  $            5,676
Acquisition related                                                                        606               1,027
Deferred margin                                                                             --               1,230
Other                                                                                    1,037               1,402
                                                                             ------------------  ------------------
    Other long-term liabilities                                             $            5,108  $            9,335
                                                                             ==================  ==================

7. Goodwill and Other Intangible Assets, Net

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for the first nine months of fiscal 2009 was as follows:

                                                                                 Total
                                                                             ------------------
                                                                               (in thousands)
Balance at March 31, 2008                                                   $               --
Goodwill acquired during the period (Note 4)                                            16,947
                                                                             ------------------
Balance at December 26, 2008                                                $           16,947
                                                                             ==================

Other Intangible Assets, Net

The components of other intangible assets, net, at December 26, 2008 and March 31, 2008 were as follows:

                                                        December 26, 2008                   March 31, 2008
                                            ----------------------------------  ----------------------------------
                                              Gross                    Net        Gross                    Net
                                             Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                              Amount    Amortization  Amount      Amount    Amortization  Amount
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies$   34,348  $  (16,801) $   17,547  $   43,545  $  (43,545) $       --
    Customer relationships                      4,233        (767)      3,466       1,047      (1,047)         --
    Trade name                                    674        (674)         --      10,774     (10,774)         --
    Backlog                                       340        (340)         --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                               39,595     (18,582)     21,013      55,366     (55,366)         --
Intellectual property assets and warrants      26,992     (26,992)         --      40,242     (40,242)         --
                                            ----------  ----------  ----------  ----------  ----------  ----------
Other intangible assets, net               $   66,587  $  (45,574) $   21,013  $   95,608  $  (95,608) $       --
                                            ==========  ==========  ==========  ==========  ==========  ==========

Amortization of other intangible assets, net was $1.5 million and $0.6 million in the third quarters of fiscal 2009 and 2008, respectively. Amortization of other intangible assets, net was $2.0 million and $3.6 million in the first nine months of fiscal 2009 and 2008, respectively. The gross carrying amount of other intangible assets decreased as the Company no longer uses certain intangible assets with a net book value of zero and have removed them from the Company's records, which was offset by an increase of $23.0 million due to the acquisition of Aristos (Note 4).

The annual amortization expense of the other intangible assets, net, that existed as of December 26, 2008 is expected to be as follows:

                                                                                 Estimated
                                                                                Amortization
                                                                                  Expense
                                                                             ------------------
                                                                               (in thousands)
Fiscal Years:
2009 (remaining three months)                                               $            1,264
2010                                                                                     5,060
2011                                                                                     5,060
2012                                                                                     4,302
2013 and thereafter                                                                      5,327
                                                                             ------------------
Total                                                                       $           21,013
                                                                             ==================

8. Fair Value Measurements

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

The Company utilizes levels 1 and 2 to value its financial assets and liabilities. Level 1 instruments use quoted prices in active markets for identical assets or liabilities while level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 26, 2008, the Company did not have any assets or liabilities utilizing level 3 to value its financial assets and liabilities, which is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at December 26, 2008 were as follows:

                                                                                    Fair Value Measurements at
                                                                                       Reporting Date Using
                                                                               -------------------------------------
                                                                                 Quoted Prices
                                                                                   in Active         Significant
                                                                                  Markets for           Other
                                                                                   Identical         Observable
                                                                                    Assets             Inputs
                                                                   Total           (Level 1)          (Level 2)
                                                              ---------------   ---------------    ---------------
                                                                                 (in thousands)
Short-term deposits (1)                                      $        87,454   $        87,454   $             --
Corporate obligations (2)                                             96,024                --             96,024
United States government securities (2)                               88,762            88,762                 --
Other debt securities (3)                                             98,973            47,426             51,547
Marketable equity securities (4)                                       2,510                --              2,510
                                                              ---------------   ---------------    ---------------
Total assets                                                 $       373,723   $       223,642   $        150,081
                                                              ===============   ===============    ===============

_______________

(1) Included in "Cash and cash equivalents."
(2) Included in "Marketable securities."
(3) Included $2,697,000 and $96,276,000 in "Cash and cash equivalents" and "Marketable securities," respectively.
(4) Represents shares of a publically traded company that were acquired in the third quarter of fiscal 2009, which was included in "Other long-term assets."

9. Interest and Other Income, Net

The components of interest and other income, net, for the third quarters and first nine months of fiscal 2009 and 2008 were as follows:

                                                                   Three-Month Period Ended    Nine-Month Period Ended
                                                                   ------------------------- ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Interest income                                                   $     3,421  $     8,342  $    14,016  $    22,059
Realized currency transaction gains (losses)                             (207)         496         (581)       1,174
Gain on repurchase of 3/4% Notes                                          360           --        1,643           --
Other                                                                      --           --           --          123
                                                                   -----------  -----------  -----------  -----------
Interest and other income, net                                    $     3,574  $     8,838  $    15,078  $    23,356
                                                                   ===========  ===========  ===========  ===========

In the third quarter of fiscal 2009, the Company repurchased $52.5 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $52.0 million, resulting in a gain on extinguishment of debt of $0.4 million (net of unamortized debt issuance costs of $0.1 million). In the first nine months of fiscal 2009, the Company repurchased a total of $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million). In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008, which required the Company to purchase their 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $32.5 million, plus accrued and unpaid interest. The Company redeemed an additional $1.5 million of its 3/4% Notes subsequent to quarter-end as additional holders exercised their put option.

10. Restructuring Charges

In the first quarter of fiscal 2009, the Company approved and initiated a restructuring plan to (1) reduce its operating expenses due to a declining revenue base, (2) streamline its operations and (3) better align its resources with its strategic business objectives. This restructuring plan extended to actions taken through the second quarter of fiscal 2009 and included workforce reductions in all functions of the organization worldwide and consolidation of its facilities. The total cost incurred for this restructuring plan, which was recorded in the first nine months of fiscal 2009, was $3.4 million, of which $3.1 million related to severance and related benefits and $0.3 million related to vacating certain facilities.

In the third quarter of fiscal 2009, the Company initiated additional actions to minimize expenses as its business began to be impacted by the deterioration of macroeconomic conditions. The Company recorded $0.9 million in the third quarter of fiscal 2009 in "Restructuring charges" in the Unaudited Condensed Consolidated Statement of Operations related to severance and benefits for employee reductions primarily in sales and marketing. This restructuring plan is expected to cause us to incur further charges up to $1.0 million in the fourth quarter of fiscal 2009 as the Company expects to continue to identify and implement additional cost saving measures pursuant to this plan.

In addition, the Company recorded a net reduction in the restructuring accrual of $0.2 million primarily related to the estimated loss on the Company's facilities as the lease term for certain facilities has ended and, to a lesser extent, for related severance benefits as actual costs were lower than anticipated. This net reduction related to the Company's fiscal years 2008, 2003, 2002 and 2001 restructuring plans as well as a previous acquisition-related restructuring plan. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations, which are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to Note 10 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

The activity in the restructuring accrual was as follows for the first nine months of fiscal 2009:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2008                            $          21  $       2,778  $       2,799
Q1'09 Restructuring Plan charges                                     3,054            354          3,408
Q3'09 Restructuring Plan charges                                       946             --            946
Accrual Adjustments                                                    (58)          (127)          (185)
Cash paid                                                           (2,983)        (1,125)        (4,108)
                                                              -------------  -------------  -------------
Accrual balance at December 26, 2008                         $         980  $       1,880  $       2,860
                                                              =============  =============  =============

The Company anticipates that the remaining restructuring severance and benefits balance of $1.0 million at December 26, 2008 will be substantially paid out by the fourth quarter of fiscal 2009 while the remaining restructuring other charges balance of $1.9 million, relating primarily to long-term leases, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance, $2.2 million was reflected in "Accrued and other liabilities" and $0.6 million was reflected in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheets.

The activity in the restructuring accrual was as follows for the first nine months of fiscal 2008:

                                                                Severance        Other
                                                              and Benefits      Charges         Total
                                                              -------------  -------------  -------------
                                                                             (in thousands)
Accrual balance at March 31, 2007                            $         260  $       2,631  $       2,891
Q1'08 Restructuring Plan charges                                     1,526             --          1,526
Q2'08 Restructuring Plan charges                                     3,798            591          4,389
Accrual Adjustments                                                   (186)           (69)          (255)
Non-cash charges                                                        --            (35)           (35)
Cash paid                                                           (5,015)          (611)        (5,626)
                                                              -------------  -------------  -------------
Accrual balance at December 28, 2007                         $         383  $       2,507  $       2,890
                                                              =============  =============  =============

11. Other Gains

In May 2007, the Company completed the sale of three buildings in Milpitas, California that were previously classified as held for sale, with proceeds aggregating to $19.9 million, which exceeded the Company's carrying value of $12.5 million. Net of selling costs, the Company recorded a gain of $6.7 million on the sale of the properties in the first nine months of fiscal 2008, which was included within "Other gains" in the Unaudited Condensed Consolidated Statements of Operations.

The Company also recorded a charge of $0.8 million related to costs incurred to evaluate strategic options in the first nine months of fiscal 2008, which was included within "Other gains" in the Unaudited Condensed Consolidated Statements of Operations.

12. Net Income (Loss) Per Share

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) was as follows:

                                                                     Three-Month Period Ended  Nine-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                    2008 (1)       2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                      (in thousands, except per share amounts)
Numerators:
    Income (loss) from continuing operations, net of taxes - basic$        90  $     2,929  $     3,355  $    (6,691)
    Income (loss) from discontinued operations, net of taxes - basic   (1,396)      (1,821)       3,664       (3,468)
                                                                   -----------  -----------  -----------  -----------
    Net income (loss) - basic                                     $    (1,306) $     1,108  $     7,019  $   (10,159)
                                                                   ===========  ===========  ===========  ===========

Adjustments:
    Adjustment for interest expense on 3/4% Notes, net of taxes   $        --  $        --  $     1,388  $        --
    Adjustment for gain on repurchase of 3/4% Notes, net of taxes          --           --       (1,643)          --
                                                                   -----------  -----------  -----------  -----------
       Total adjustments                                          $        --  $        --  $      (255) $        --
                                                                   ===========  ===========  ===========  ===========

    Adjusted income (loss) from continuing operations,
       net of taxes - diluted                                     $        90  $     2,929  $     3,100  $    (6,691)
    Adjusted income (loss) from discontinued operations,
       net of taxes - diluted                                          (1,396)      (1,821)       3,664       (3,468)
                                                                   -----------  -----------  -----------  -----------
    Adjusted net income (loss) - diluted                          $    (1,306) $     1,108  $     6,764  $   (10,159)
                                                                   ===========  ===========  ===========  ===========

Denominators:
    Weighted average shares outstanding - basic                       120,231      118,987      119,702      118,430
    Effect of dilutive securities:
        Stock options and other stock-based awards                        242          635          689           --
        3/4% Notes                                                         --           --       12,374           --
                                                                   -----------  -----------  -----------  -----------
    Weighted average shares and potentially dilutive
        common shares outstanding - diluted                           120,473      119,622      132,765      118,430
                                                                   ===========  ===========  ===========  ===========
Income (loss) per share:
    Basic
        Continuing operations                                     $      0.00  $      0.02  $      0.03  $     (0.06)
        Discontinued operations                                   $     (0.01) $     (0.02) $      0.03  $     (0.03)
        Net income (loss)                                         $     (0.01) $      0.01  $      0.06  $     (0.09)
    Diluted
        Continuing operations                                     $      0.00  $      0.02  $      0.03  $     (0.06)
        Discontinued operations                                   $     (0.01) $     (0.02) $      0.03  $     (0.03)
        Net income (loss)                                         $     (0.01) $      0.01  $      0.05  $     (0.09)

_______________

(1) For presentation purposes, the Company excluded the dilutive effect of the convertible notes, including the associated interest expense and gain on early extinguishment of debt during the third quarter of fiscal 2009 as the amounts yielded the same diluted earnings per share calculation.

Diluted loss per share for the first nine months of fiscal 2008 was based only on the weighted-average number of shares outstanding during that period, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the third quarters of fiscal 2009 and 2008, and the first nine months of fiscal 2009 because their inclusion would have been anti-dilutive. In accordance with SFAS No. 128, the weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti- dilution. The potential common shares excluded for the third quarters and first nine months of fiscal 2009 and 2008 were as follows:

                                                                     Three-Month Period Ended  Nine-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Outstanding employee stock options                                      6,428        8,465        6,808       11,921
Outstanding restricted stock                                                7           --            3        1,640
Warrants(1)                                                             4,244       19,724       12,873       19,724
3/4% Notes                                                              3,744       19,224           --       19,224

_______________

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

13. Comprehensive Income (Loss)

The Company's comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, net of taxes, was as follows:

                                                                     Three-Month Period Ended  Nine-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
                                                                                   (in thousands)
Net income (loss)                                                 $    (1,306) $     1,108  $     7,019  $   (10,159)
Net unrealized gains (losses) on marketable securities,net of taxes     5,966         (103)      (1,972)         303
Foreign currency translation adjustment, net of taxes                    (664)         631       (2,596)       2,177
                                                                   -----------  -----------  -----------  -----------
Comprehensive income (loss), net of taxes                         $     3,996  $     1,636  $     2,451  $    (7,679)
                                                                   ===========  ===========  ===========  ===========

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first nine months of fiscal 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                              December 26, 2008     March 31, 2008
                                                                              ------------------  ------------------
                                                                                        (in thousands)
Unrealized gains on marketable securities, net of taxes                     $               448  $            2,420
Foreign currency translation, net of taxes                                                1,977               4,573
                                                                              ------------------  ------------------
    Accumulated other comprehensive income, net of taxes                    $             2,425  $            6,993
                                                                              ==================  ==================

14. Income Taxes

The Company recorded tax benefits of $3.9 million and $1.4 million for the third quarter and first nine months of fiscal 2009, respectively. The Company recorded tax benefits of $0.8 million and $0.3 million for the third quarter and first nine months of fiscal 2008, respectively. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2009 and 2008 includes foreign taxes related to the Company's foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years' tax disputes and refund claims as a discrete item each period. For the third quarter and first nine months of fiscal 2009, the Company's tax provision included changes in judgment related to uncertain tax positions in both the United States and foreign jurisdictions based on new information received.

In the third quarter of fiscal 2009, the Company recorded a net tax benefit of $2.2 million for the reversal of previously accrued liabilities related to a final settlement with the Singapore Tax Authority for fiscal years 1998 through 2000, offset by amounts accrued for changes in judgment related to Singapore tax audits that are on-going for other years. The Company has concluded its ongoing negotiations with the IRS taxing authorities with regard to its tax disputes for its fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed below in Note 15.

In January 2009, the Company received notices from the California Franchise Tax Board as a result of their review of the Company's amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on the Company's amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed below in Note 15. As a result, in the third quarter of fiscal 2009, the Company recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million.

As of December 26, 2008, the Company's total gross unrecognized tax benefits were $24.8 million, of which $6.5 million, if recognized, would affect the effective tax rate. There was an overall increase of $3.3 million in the Company's gross unrecognized tax benefits in the first nine months of fiscal 2009 due to changes in judgment related to foreign audits as a result of new information that the Company received in the first nine months of fiscal 2009, offset by benefits from the Singapore audit settlement noted above. This increase in the Company's gross unrecognized tax benefits was also partially offset by the recording of a receivable of $0.7 million from a third party since the Company was partially indemnified by the third party for this tax matter and the issue arose in years prior to the Company's acquisition of the entity under audit.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of December 26, 2008, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities, fiscal years 2001 onward remained open to examination in Singapore and in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on the Company's tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $3.4 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

15. Commitments and Contingencies

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

In connection with the Company's acquisitions of Aristos and Eurologic, a portion of the respective purchase prices totaling $4.3 million and $3.8 million, respectively, were held back (the "Holdbacks") to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of the acquisition dates. As of December 26, 2008, the Aristos Holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise. In connection with the Eurologic Holdback, the Company paid $2.3 million to the Eurologic shareholders in fiscal 2005 and retained the remaining $1.5 million for claims the Company asserted against the Eurologic Holdback. In the first nine months of fiscal 2009, the Company entered into a Deed of Indemnity and a written settlement agreement with the Representative of the Eurologic shareholders, which resolved all of the Company's remaining disputed, outstanding claims against the Eurologic Holdback, resulting in an additional payment of $1.3 million. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in the first nine months of fiscal 2009 in "Income (loss) from discontinued operations, net of taxes" in the Unaudited Condensed Consolidated Statement of Operations.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volume, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first nine months of fiscal 2009 and 2008.

A reconciliation of the changes to the Company's warranty accrual for the first nine months of fiscal 2009 and 2008 was as follows:

                                                                                    Nine-Month Period Ended
                                                                             --------------------------------------
                                                                               December 26,        December 28,
                                                                                    2008                2007
                                                                             ------------------  ------------------
                                                                                        (in thousands)
Balance at beginning of period                                              $              741  $              950
Warranties provided                                                                        747               2,240
Actual costs incurred                                                                     (834)             (2,210)
Warranty obligations transferred with discontinued operations                             (154)                 --
                                                                             ------------------  ------------------
Balance at end of period                                                    $              500  $              980
                                                                             ==================  ==================

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

In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's Board of Directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. The Company compensated each of these directors, including the two directors who are affiliates of Steel, with equity awards or equity based awards in amounts that are consistent with the Company's Non-Employee Director Compensation Policy. As of December 26, 2008, Steel beneficially owned approximately 19% of the Company's common stock.

18. Segment Reporting

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

19. Supplemental Disclosure of Cash Flows

                                                                                     Nine-Month Period Ended
                                                                             --------------------------------------
                                                                                December 26,        December 28,
                                                                                    2008                2007
                                                                             ------------------  ------------------
                                                                                       (in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities                  $           (1,972) $              303

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

  SFAS No. 157: Fair Value Measurements

  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities

  SFAS No. 160: Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our serial legacy products sold to our OEM customers, the expected benefits of our recent acquisition of Aristos Logic Corporation, the possibility that we might enter into strategic alliances, partnerships or additional acquisitions in order to scale our business, the expected impact on our revenues of our failure to receive design wins for the next generation serial products from a significant customer, the anticipated impact of the restructuring plan we implemented in the third quarter fiscal 2009, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing strategic review of our business by management, the potential need to record impairment charges for goodwill, other intangible assets or marketable securities based on current market conditions and our expected liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

On June 27, 2008, we completed the sale of the Snap Server NAS portion of our former SSG segment, or Snap Server NAS business, to Overland Storage, Inc., or Overland. Accordingly, we have reclassified the underlying Unaudited Condensed Consolidated Statements of Operations and Cash Flows and related disclosures for all periods presented to reflect the Snap Server NAS business as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

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

Overview

In the third quarter of fiscal 2009, our net revenues decreased 22% as compared to the third quarter of fiscal 2008 primarily due to the declining revenue base of our parallel SCSI products. Our net revenues were further impacted by our inability to obtain design wins from our OEM customers, primarily for our next generation serial products. We expect revenues from our parallel SCSI products to continue to decline in future quarters. We also expect revenues from our serial legacy products sold to OEM customers to significantly decline within the next two to three quarters. Our gross margins in the third quarter of fiscal 2009 declined to 40% compared to 42% in the third quarter of fiscal 2008 primarily due to the amortization of acquisition-related intangible assets, higher inventory-related charges and fixed operating costs distributed over lower sales volumes. Operating expenses decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily as a result of cost reductions and restructuring efforts that were initiated in previous quarters combined with additional attrition in our workforce, partially offset by expenses incurred from the acquisition of Aristos. Our operating results for the third quarter and first nine months of fiscal 2009 were positively affected by tax benefits further discussed below under "Results of Operations - Income Taxes" arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.

Our future revenue growth is largely dependent on the success of our new and future products, obtaining and fulfilling our obligations on OEM design wins, and growing our market share in the channel. In September 2008, we acquired Aristos for a purchase price of $38.9 million, plus an obligation to pay up to $2.4 million contingent upon the employment of certain Aristos employees. We expect that the acquisition of Aristos will allow us to expand into adjacent RAID markets that we believe provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. This acquisition should also enable us to pursue new OEM opportunities and expand our future channel product offerings containing unified serial technologies. For example, in October 2008, we announced a design win from IBM for our RAID Storage Processor technology, which was enabled by the Aristos acquisition. However, we cannot predict the extent to which the potential benefits of this acquisition will offset the declining OEM revenue from our serial legacy products and our parallel SCSI products considering our loss in market share and the potential adverse impact on our business of current economic conditions. We expect the revenue levels from our serial legacy products sold to OEM customers to significantly decline over the next two to three quarters. We will continue to seek additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or other acquisitions in order to scale our business. We will also continue to review and evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions.

We expect our selling, marketing and administrative expense to decline in future periods based on the anticipated cost savings we expect to obtain from our reductions in our workforce. We expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue other opportunities. We also expect our expenses to increase in future periods as we record amortization expense for the intangible assets we acquired from the Aristos acquisition.

In addition, in July 2008, we entered into a three-year strategic development agreement with HCL Technologies Limited, or HCL, to provide product development and engineering services for our product portfolio. Under the terms of the agreement, HCL agreed to employ certain of our former engineering employees, who will work exclusively on our engineering projects.

We implemented a restructuring plan in the first quarter of fiscal 2009 that was designed to reduce our operating expenses due to a declining revenue base, streamline our operations and better align our resources with our strategic business objectives. The total cost incurred for this restructuring plan was $3.4 million, which was recorded in the first nine months of fiscal 2009 in "Restructuring charges" in the Unaudited Condensed Consolidated Statement of Operations. In the third quarter of fiscal 2009, we initiated additional actions to minimize expenses as our business began to be impacted by the deterioration of macroeconomic conditions. We recorded $0.9 million in the third quarter of fiscal 2009 in "Restructuring charges" in the Unaudited Condensed Consolidated Statement of Operations related to severance and benefits for employee reductions primarily in sales and marketing. This restructuring plan is expected to incur further charges up to $1.0 million in the fourth quarter of fiscal 2009 as we expect to continue to identify and implement additional cost saving measures pursuant to this plan. In light of an ongoing strategic review of our business by management, additional significant restructuring or impairment charges may be recorded by us in the future.

Due to the deterioration of macroeconomic conditions, which has impacted, and will likely continue to impact, information technology spending, we could experience reduced sales of our products and services over the next several quarters. Further, if the deterioration of macroeconomic conditions continues to worsen and our business performance declines, we may be required to record impairment charges for goodwill, other intangible assets or long-lived assets in the future. Our marketable securities may also decline in value and such decline may be deemed to be other-than-temporary, which would require us to record an impairment charge that would adversely impact our financial results.

Results of Operations

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                                     Three-Month Period Ended  Nine-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                    2008 (1)     2007 (2)     2008 (3)     2007 (4)
                                                                   -----------  -----------  -----------  -----------
Net revenues                                                              100%        100%        100%        100%
Cost of revenues (inclusive of amortization of
    acquisition-related intangible assets)                                 60           58           57           64
                                                                   -----------  -----------  -----------  -----------
    Gross margin                                                           40           42           43           36
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
    Research and development                                               28           20           20           25
    Selling, marketing and administrative                                  33           34           30           35
    Amortization of acquisition-related intangible assets                   1            2            1            1
    Restructuring charges                                                   4            2            5            5
    Other gains                                                            --           --           --           (5)
                                                                   -----------  -----------  -----------  -----------
        Total operating expenses                                           66           58           56           61
                                                                   -----------  -----------  -----------  -----------
Loss from continuing operations                                           (26)         (16)         (13)         (25)
Interest and other income, net                                             13           24           17           21
Interest expense                                                           (1)          (2)          (2)          (2)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income taxes              (14)           6            2           (6)
Benefit from income taxes                                                 (14)          (2)          (2)          (0)
                                                                   -----------  -----------  -----------  -----------
Income (loss) from continuing operations, net of taxes                      0            8            4           (6)
                                                                   -----------  -----------  -----------  -----------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                        (1)          (5)          (1)          (3)
    Income (loss) from disposal of discontinued
        operations, net of taxes                                           (4)          --            5           (0)
                                                                   -----------  -----------  -----------  -----------
        Income (loss) from discontinued operations, net of taxes           (5)          (5)           4           (3)
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                          (5)%          3%          8%         (9)%
                                                                   ===========  ===========  ===========  ===========

_______________

The following actions affect the comparability of the data for the periods presented in the above table:

(1) In the third quarter of fiscal 2009, we implemented a restructuring plan and recorded adjustments to previous restructuring plans, incurring restructuring charges of $0.9 million, recorded a gain of $0.4 million on the repurchase of our 3/4% Notes on the open market, which was recorded in "Interest and other income, net," and recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.

(2) In the third quarter of fiscal 2008, we recorded restructuring charges related to a restructuring plan we implemented in the second quarter of fiscal 2008 and adjustments to previous restructuring plans, incurring restructuring charges of $0.7 million.

(3) In the first nine months of fiscal 2009, we implemented two restructuring plans and recorded adjustments to previous restructuring plans, incurring restructuring charges of $4.2 million, recorded a gain of $1.7 million on the repurchase of our 3/4% Notes on the open market, which was recorded in "Interest and other income, net," and recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.

(4) In the first nine months of fiscal 2008, we recorded a gain of $6.7 million on the sale of certain properties and implemented two restructuring plans, incurring restructuring charges of $5.7 million.

Net Revenues.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Net Revenues
                                    $       28.2  $       36.1        (22)% $       91.4  $      109.9        (17)%

Net revenues decreased by $7.9 million and $18.6 million in the third quarter and first nine months of fiscal 2009, respectively, compared to the corresponding periods of fiscal 2008, primarily due to a decline in sales volume of our parallel SCSI products of $6.4 million and $20.5 million, respectively, and an overall decline in sales volume of our serial products sold to OEM customers of $1.5 million and $7.0 million, respectively. This was partially offset by an increase in average selling prices and sales volumes of our serial products sold to channel customers of $7.3 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, due to increased acceptance of these products. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain of our OEM customers have moved to other suppliers to obtain next generation serial technologies. We expect net revenues for our parallel SCSI products to continue to decline in future quarters, and expect net revenues from our serial legacy products sold to OEM customers to significantly decline within the next two to three quarters. However, we expect to gain future opportunities to sell serial products to OEMs, due in part to the Aristos acquisition, but our ability to attract this revenue may be adversely impacted by a reduction in IT spending as a result of current economic conditions.

                                                                     Three-Month Period Ended  Nine-Month Period Ended
                                                                   ------------------------  ------------------------
                                                                   December 26, December 28, December 26, December 28,
                                                                      2008         2007         2008         2007
                                                                   -----------  -----------  -----------  -----------
Geographical Revenues:
North America                                                              38%         31%         35%         37%
Europe                                                                     29%         34%         32%         29%
Pacific Rim                                                                33%         35%         33%         34%
                                                                   -----------  -----------  -----------  -----------
    Total Geographical Revenues                                           100%        100%        100%        100%
                                                                   ===========  ===========  ===========  ===========

Our North America revenues increased as a percentage of our total revenues by 7% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to increased sales to certain OEM customers of products that we will cease to provide in future periods. In addition, our combined international revenues decreased as a percentage of our total revenues by 7% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to the decline in inventory levels on hand at our international distributors.

Our North America revenues decreased as a percentage of our total revenues by 2% in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to a decline in product sales to our OEM customers and to our customers shifting their third party manufacturing locations from North America to international sites, and, to a lesser extent, increased sales and acceptance of our serial products sold to our channel customers at our international locations.

A small number of our customers account for a substantial portion of our net revenues. In the third quarters of fiscal 2009 and 2008, IBM accounted for 37% and 44% of our total net revenues, respectively. In the first nine months of fiscal 2009 and 2008, IBM accounted for 36% and 42% of our total net revenues, respectively.

Gross Margin.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Gross Profit                        $       11.1  $       15.1        (26)% $       39.2  $       40.1         (2)%
Gross Margin                                  40%          42%                      43%          36%

The decline in gross margins in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was due to the amortization of acquisition-related intangible assets of $1.2 million related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos. Despite our improvement in standard product contributions, we incurred higher inventory-related charges of $1.3 million, primarily related to our legacy products and a decline in our revenue forecast. In addition, although our fixed operating costs declined from the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, these costs were distributed over lower sales volumes.

The improvement in gross margins in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was due to improved standard product contributions as a result of our end-to-end supply chain efficiencies. In addition, the improvement in gross margins was also due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins, and a favorable product mix in the channel.

Research and Development Expense.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Research and development            $        7.8  $        7.3          7% $       18.5  $       27.1        (32)%

The increase in research and development expense in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was primarily due to costs associated with the development of our technology to achieve new OEM design wins and to expand our channel offerings. In addition, we recorded compensation expense of $0.5 million in the third quarter of fiscal 2009 related to the management liquidation pool established for certain former employees of Aristos pursuant to the Merger Agreement. This was partially offset by a decrease in compensation expense due to a reduction in headcount as a result of restructuring programs implemented in fiscal 2008 and the first nine months of fiscal 2009, combined with additional attrition in our workforce.

The decrease in research and development expense in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal 2008 and the first nine months of fiscal 2009, combined with additional attrition in our workforce, which was reflected by a 55% decrease in headcount for employees engaged in research and development. This was partially offset by compensation expense of $0.6 million recorded in the first nine months of fiscal 2009, related to the management liquidation pool established for certain former employees of Aristos pursuant to the Merger Agreement. We expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue other opportunities.

Selling, Marketing and Administrative Expense.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Selling, marketing and
    administrative                  $        9.4  $       12.3        (24)% $       27.6  $       38.8        (29)%

The decrease in selling, marketing and administrative expense in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily a result of reductions in our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal 2008 and the first nine months of fiscal 2009, which resulted in a 37% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. This was partially offset by compensation expense of $0.5 million and $0.7 million recorded in the third quarter and first nine months of fiscal 2009, respectively, related to the management liquidation pool established for certain former employees of Aristos pursuant to the Merger Agreement. We expect our selling, marketing and administrative expense to decline in future periods based on the anticipated cost savings we expect to obtain from our reductions in our workforce.

Amortization of Acquisition-Related Intangible Assets.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Amortization of acquisition-related
    intangible assets               $        0.3  $        0.6        (48)% $        0.4  $        1.9        (77)%

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

The decrease in amortization of acquisition-related intangible assets in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to the fact that in the fourth quarter of fiscal 2008, we wrote off our intangible assets associated with our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. This was offset by the amortization of purchased intangible assets from the Aristos acquisition for customer relationships of $0.3 million and $0.4 million, which were recorded in the third quarter and first nine months of fiscal 2009, respectively. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies and backlog were reflected in cost of revenues.

Restructuring Charges.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Restructuring charges               $        0.9  $        0.7         32% $        4.2  $        5.7        (26)%

All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations, which are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to Note 10 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

In the first quarter of fiscal 2009, we approved and initiated a restructuring plan to (1) reduce our operating expenses due to a declining revenue base, (2) streamline our operations and (3) better align our resources with our strategic business objectives. This restructuring plan extended to actions taken through the second quarter of fiscal 2009 and included workforce reductions in all functions of the organization worldwide and consolidation of our facilities. The total cost incurred for this restructuring plan, which was recorded in the first nine months of fiscal 2009, was $3.4 million, of which $3.1 million related to severance and related benefits and $0.3 million related to vacating certain facilities. We have achieved reductions in our annual operating expenses of approximately $10.6 million as a result of these actions related to this plan. Approximately 16%, 39% and 45% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively, beginning in the first quarter of fiscal 2009.

In the third quarter of fiscal 2009, we initiated additional actions to minimize expenses as our business began to be impacted by the deterioration of macroeconomic conditions. We recorded $0.9 million in the third quarter of fiscal 2009 in "Restructuring charges" in the Unaudited Condensed Consolidated Statement of Operations related to severance and benefits for employee reductions primarily in sales and marketing. This restructuring plan is expected to cause us to incur further charges up to $1.0 million in the fourth quarter of fiscal 2009 as we expect to continue to identify and implement additional cost saving measures pursuant to this plan. We expect to reduce our annual operating expenses by approximately $2.9 million as a result of the actions taken in the third quarter of fiscal 2009 related to this plan. Approximately 7% and 93% of the restructuring cost savings were reflected as a reduction in research and development expense and selling, marketing and administrative expense, respectively, beginning in the third quarter of fiscal 2009.

In addition, we recorded a net reduction in the restructuring accrual of $0.2 million primarily related to the estimated loss on our facilities as the lease term for certain facilities has ended and, to a lesser extent, for related severance benefits as actual costs were lower than anticipated. This net reduction related to our fiscal years 2008, 2003, 2002 and 2001 restructuring plans as well as a previous acquisition-related restructuring plan.

Other Gains.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Other gains                         $         --  $         --         n/a  $         --  $       (5.8)      (100)%

Other gains primarily consisted of a gain on sale of certain properties.

In May 2007, we completed the sale of three buildings in Milpitas, California that were previously classified as held for sale, with proceeds aggregating to $19.9 million, which exceeded our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in the first nine months of fiscal 2008, which was included within "Other gains" in the Unaudited Condensed Consolidated Statements of Operations.

We also recorded a charge of $0.8 million related to costs incurred to evaluate strategic options in the first nine months of fiscal 2008, which was included within "Other gains" in the Unaudited Condensed Consolidated Statements of Operations.

Interest and Other Income, Net.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Interest and other income, net:
Interest income                     $        3.4  $        8.3        (59)% $       14.0  $       22.1        (36)%
Realized currency transaction
    gains (losses)                          (0.2)          0.5         n/a          (0.6)          1.2         n/a
Gain on redemption of bonds                  0.4            --        100%          1.7            --        100%
Other                                         --            --         n/a            --           0.1       (100)%
                                     ------------  ------------              ------------  ------------
    Total interest and other
        income, net                 $        3.6  $        8.8        (60)% $       15.1  $       23.4        (35)%
                                     ============  ============              ============  ============

Interest and other income, net is primarily attributable to interest income earned on our cash, cash equivalents and marketable securities, realized gains and losses on marketable securities, gains from the repurchase of our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes, and fluctuations in foreign currency gains or losses. The decrease in interest and other income, net in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to lower interest rates combined with interest earned on lower average cash balances, which resulted in an overall lower interest income earned on our cash, cash equivalents and marketable securities. This was partially offset by a gain on extinguishment of debt of $0.4 million and $1.7 million (net of unamortized debt issuance costs) on the repurchase of our 3/4% Notes on the open market in the third quarter and first nine months of fiscal 2009, respectively. We expect that our interest income will decline in future periods due to a reduction in our cash, cash equivalents and marketable securities balances as we used cash for the repurchase of our 3/4% Notes and for the acquisition of Aristos.

Interest Expense.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Interest expense                    $       (0.1) $       (0.8)       (82)% $       (1.5) $       (2.8)       (47)%

Interest expense is primarily associated with our 3/4% Notes issued in December 2003. The decrease in interest expense in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to the reduction in the outstanding principal amount of the 3/4% Notes of $85.0 million and $223.5 million, respectively. We have repurchased all but $2.0 million of our 3/4% Notes as of December 26, 2008 and will not incur significant interest expense from these notes in future periods.

Income Taxes.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Benefit from income taxes           $       (3.9) $       (0.8)       397% $       (1.4) $       (0.3)       372%

We recorded tax benefits of $3.9 million and $1.4 million for the third quarter and first nine months of fiscal 2009, respectively. We recorded tax benefits of $0.8 million and $0.3 million for the third quarter and first nine months of fiscal 2008, respectively. Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2009 and 2008 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years' tax disputes and refund claims as a discrete item each period. For the third quarter and first nine months of fiscal 2009, our tax provision included changes in judgment related to uncertain tax positions in both the United States and foreign jurisdictions based on new information received.

In the third quarter of fiscal 2009, we recorded a net tax benefit of $2.2 million for the reversal of previously accrued liabilities related to a final settlement with the Singapore Tax Authority for fiscal years 1998 through 2000, offset by amounts accrued for changes in judgment related to Singapore tax audits that are on-going for other years. We have concluded our ongoing negotiations with the IRS taxing authorities with regard to our tax disputes for our fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed in Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

In January 2009, we received notices from the California Franchise Tax Board as a result of their review of our amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on our amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed in Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements. As a result, in the third quarter of fiscal 2009, we recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million.

As of December 26, 2008, our total gross unrecognized tax benefits were $24.8 million, of which $6.5 million, if recognized, would affect the effective tax rate. There was an overall increase of $3.3 million in our gross unrecognized tax benefits in the first nine months of fiscal 2009 due to changes in judgment related to foreign audits as a result of new information that we received in the first nine months of fiscal 2009, offset by benefits from the Singapore audit settlement noted above. This increase in our gross unrecognized tax benefits was also partially offset by the recording of a receivable of $0.7 million from a third party since we were partially indemnified by the third party for this tax matter and the issue arose in years prior to our acquisition of the entity under audit.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of December 26, 2008, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities, fiscal years 2001 onward remained open to examination in Singapore and in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of our tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $3.4 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

Discontinued Operations.

                                              Three-Month Period Ended               Nine-Month Period Ended
                                     -------------------------------------   -------------------------------------
                                     December 26,  December 28,  Percentage  December 26,  December 28,  Percentage
                                         2008          2007       Change         2008          2007       Change
                                     ------------  ------------  ---------   ------------  ------------  ---------
                                                                (in millions, except percentages)
Income (loss) from discontinued
    operations, net of taxes        $       (1.4) $       (1.8)       (23)% $        3.7  $       (3.5)        n/a

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. At December 26, 2008, we established a reserve for the full remaining $1.2 million of this receivable as a result of the financial difficulties Overland has reported. Notwithstanding the establishment of this reserve, we intend to seek payment in full of this receivable. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and we provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in the first nine months of fiscal 2009 in "Income (loss) from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations and incurred a "Loss from discontinued operations, net of taxes" of $0.9 million.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Working capital decreased by $39.9 million to $384.7 million at December 26, 2008 from $424.7 million at March 31, 2008. The decrease in working capital was attributable to a decrease in cash and cash equivalents and marketable securities of $255.0 million primarily due to the repurchase of our 3/4% Notes for an aggregate price of $221.4 million during the first nine months of fiscal 2009 and cash paid to acquire Aristos of $38.0 million.

During the first nine months of fiscal 2009, accounts receivable and inventory decreased by $6.6 million and $2.9 million, respectively, compared to March 31, 2008, primarily due to lower revenue levels, combined with improved efficiencies in our inventory and operations management.

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

Net cash provided by operating activities was $9.0 million in the first nine months of fiscal 2009 compared to net cash used in operating activities of $2.7 million in the first nine months of fiscal 2008. The improvement in cash provided by operating activities was primarily due to the fact that we recorded a loss from continuing operations, net of taxes, of $6.7 million in the first nine months of fiscal 2008 compared to recording income from continuing operations, net of taxes, of $3.4 million in the first nine months of fiscal 2009.

In addition, we recorded a non-cash charge associated with a gain on the sale of long-lived assets of $6.7 million in the first nine months of fiscal 2008 and changes to working capital assets and liabilities that improved cash provided by operating activities from continuing operations by $2.1 million, primarily related to improved collection efforts and efficiencies in our inventory management. These items were partially offset by a non-cash charge associated with a gain of $1.7 million on the repurchase of our 3/4% Notes in the first nine months of fiscal 2009.

As our revenues from our parallel SCSI products and our serial legacy products sold to OEM customers are expected to continue to decline, and the opportunities to sell serial products that incorporate our new technology may be adversely impacted due to a reduction in IT spending as a result of current economic conditions, we may be unable to manage our expenses to a level that will allow us to generate positive cash flows in the future.

Investing Activities:

Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net cash used to purchase Aristos, proceeds from the sale of long-lived assets and purchases of property and equipment. Net cash provided by investing activities was $63.7 million in the first nine months of fiscal 2009 compared to $116.5 million in the first nine months of fiscal 2008. The decrease was primarily due to our use of cash to acquire Aristos of $38.0 million, proceeds received in the first nine months of fiscal 2008 from the sale of long-lived assets of $19.9 million and an increase in purchases of marketable securities of $125.0 million. This was partially offset by an increase in sales and maturities of marketable securities of $128.9 million.

Financing Activities:

Financing cash activities consist of the repurchase of our 3/4% Notes and employee stock option exercises. Net cash used in financing activities was $2.7 million in the first nine month of fiscal 2009 compared to net cash provided by financing activities of $3.1 million in the first nine months of fiscal 2008. The use of cash in financing activities was primarily due to the repurchase of $223.5 million in principal amount of our 3/4% Notes for an aggregate price of $221.4 million. Cash provided by stock option exercises declined due to the large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock, combined with a reduction in our headcount.

Liquidity

At December 26, 2008, we had $371.2 million in cash, cash equivalents and marketable securities, of which approximately $81.7 million was held by our Singapore and Cayman Islands subsidiaries. Our available-for-sale securities included short-term deposits, corporate obligations, other debt securities and United States government securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheet at fair market value, with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income" in stockholders' equity. In the first nine months of fiscal 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe we have the ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results. In addition, we maintain our cash and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts will be used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. We expect that our acquisition of Aristos in the second quarter will be counted against the Domestic Reinvestment Plan spending. Based on actual and planned spending through fiscal 2009, we believe we will meet the total spending requirements of the Domestic Reinvestment Plan in fiscal 2009.

In the first nine months of fiscal 2009, we repurchased a total of $191.0 million in principal amount of our 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million). In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008, which required us to purchase their 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $32.5 million, plus accrued and unpaid interest. At December 26, 2008, we had $2.0 million of aggregate principal amount related to our 3/4% Notes that is due in December 2023. However, we redeemed an additional $1.5 million of our 3/4% Notes subsequent to quarter-end as additional holders exercised their put option.

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

As of December 26, 2008, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K/A for the fiscal year ended March 31, 2008, other than (1) a strategic development agreement we entered into with HCL in the second quarter of fiscal 2009, which increased our fixed payment obligations up to $5.3 million through July 2011 and (2) our acquisition of Aristos, resulting in a commitment to pay up to $2.4 million related to a management liquidation pool established by Aristos prior to the completion of the merger, which is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with us.

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

The calculation of fair value could be negatively impacted depending on changes in the inputs and assumptions used. Our fair value estimates are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and, as a result, actual results may differ from those estimates. To determine the fair value, our review process uses the discounted cash flows approach and the market approach, which utilizes comparable companies' data. The discounted cash flow approach uses estimates including the following: forecasted revenues, based on assumed market growth rates and our assumed market share; estimated costs; expected periods the assets will be utilized; and appropriate discount rates based on the particular business' weighted average cost of capital. Our estimates of market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also consider our market capitalization on the dates of our impairment tests under SFAS No. 142 in determining the fair value of our company.

If the net book value of our company exceeds its implied fair value, goodwill will be considered impaired and a second step is performed to measure the amount of the impairment loss, if any. We have considered the above factors and noted that at December 26, 2008, our market value was not significantly lower than our net book value. We do not believe that a triggering event for impairment has been identified; therefore, the potential impairment of goodwill was not tested as of December 26, 2008. However, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate the net book value of goodwill in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future. We must also consider whether indicators are present that would require us to record an impairment charge for our other intangible assets under SFAS No. 144.

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

Acquisitions

On September 3, 2008, we completed the acquisition of Aristos, a provider of RAID technology to the data storage industry, pursuant to a Merger Agreement by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of ours, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The acquisition of Aristos will allow us to expand into adjacent RAID markets that we believe will provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. In addition, this acquisition enables us to pursue new OEM opportunities and expand our channel product offerings containing unified serial technologies.

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

Management Liquidation Pool: Under the Merger Agreement, we agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with us, and will be expensed to the Unaudited Condensed Consolidated Statements of Operations as earned. In the third quarter and first nine months of fiscal 2009, we recorded expense of $1.0 million and $1.3 million, respectively, in the Unaudited Condensed Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in our unaudited condensed consolidated results of operation and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

Restructuring: Restructuring charges associated with an acquisition of a company are accounted for under EITF No. 95- 3 and are included in the purchase price allocation of the acquired company. During the second quarter of fiscal 2009, we finalized a plan to integrate the Aristos operations, and accordingly, recorded a liability of $0.2 million related to severance and related benefits, which has been reflected in the purchase price. We paid all of the liability and the plan was completed as of September 26, 2008.

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. At December 26, 2008, we established a reserve for the full remaining $1.2 million of this receivable as a result of the financial difficulties Overland has reported. Notwithstanding the establishment of this reserve, we intend to seek payment in full of this receivable. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in the first nine months of fiscal 2009 in "Income (loss) from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of these inherent limitations, no evaluation of our disclosure controls and procedures or our internal control over financial reporting will provide absolute assurance that misstatements due to error or fraud will not occur.

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.    Economic conditions have recently deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by worldwide liquidity and credit concerns and the related effects on economies around the world. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:

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

Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend. Our management team continuously reviews and evaluates all aspects of our business, including our product portfolio, our relationships with strategic partners, our research and development focus and sales and marketing efforts to better scale our operations relative to our cost basis.

The actions that we have taken in the first nine months of fiscal 2009, which include the acquisition of Aristos, the disposition of our Snap NAS Server business, and the implementation of restructuring plans, and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

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

If the net book value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the net book value amount of our long-lived assets. For example, in fiscal 2008, we recorded an impairment charge of $2.2 million for our intangible assets related to our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. We do not believe that a triggering event for impairment has been identified as of Decembere 26, 2008; therefore, the potential impairment of goodwill was not tested as of December 26, 2008. However, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate our net book value of our long-lived assets in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future, which could adversely affect our financial results.

If our design wins do not result in significant sales, our revenues will continue to decline. A "design win" occurs when a customer or prospective customer notifies us that our product has been selected to be integrated within its product. In October 2008, we announced a design win with IBM for our RAID Storage Processor technology, which will be implemented into its IBM BladeCenter S product. The success that we ultimately experience from a design win is largely a factor of the success of the customer's product into which our product has been integrated. We have virtually no control over, and sometimes have very little visibility as to, the success of our customer's products, which is dependent upon a number of factors including current market conditions. If our design wins do not result in significant sales, our revenues will continue to decline which could adversely affect our business.

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

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in the past in obtaining designs wins, which will prevent us from sustaining or growing our revenues from OEM customers. A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which have adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues over the next few quarters and we anticipate the revenue levels for these products beyond the second quarter of fiscal 2010 will be significantly smaller. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. While we expect to be able to pursue new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales would offset the decline in OEM sales from our legacy products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.  Historically, a small number of our customers have accounted for a significant portion of our net revenues. For example, in the first nine months of fiscal 2009, IBM accounted for 36% of our total net revenues, and in the first nine months of fiscal 2008, IBM accounted for 42% of our total net revenues. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline further. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues over the next few quarters and we anticipate the revenue levels for these products beyond the second quarter of fiscal 2010 to be significantly smaller. As our revenues from our large OEM customers continue to decline, we will be increasingly dependent on our channel products and customers for future revenue growth. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our operating results. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI. Under this agreement, Sanmina-SCI assumed manufacturing operations for the majority of our products. The transition of the manufacturing facilities did not go as well as we expected, as Sanmina-SCI experienced material shortages that impacted its ability to meet delivery commitments on a consistent basis, which negatively impacted our net revenues and operating results in the first quarter of fiscal 2007. We continued to see an impact in our channel penetration throughout fiscal 2007 as a result of not meeting the demands in the first quarter of fiscal 2007. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. If Sanmina-SCI is unwilling or unable to meet our supply needs, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results.

Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ SuperMicro to manufacture certain iSCSI products and Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our operating results.

Our contract manufacturing agreement with Sanmina-SCI expired in January 2009. We are currently engaged in discussions regarding our manufacturing needs with Sanmina-SCI, as well as other contract manufacturers, to ensure that the contract manufacturer we choose aligns with our future strategic goals. Factors that we need to consider include, but are not limited to, transition efforts, meeting our supply needs and providing standard quality products. If we choose a contract manufacturer that fails to meet the above factors, it could delay shipments of our products and result in the loss of customers or increased manufacturing costs, which would have an adverse effect on our operating and financial results. We continue to purchase our products from Sanmina-SCI through purchase orders under similar terms of the expired agreement. Our financial results could be adversely impacted if we do not secure a contract with Sanmina-SCI or another contract manufacturer in the near future.

Our operations depend on the efforts of our workforce, particularly our executives, principal engineers and other key employees, the loss of whom could affect the growth and success of our business.    In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions, including absorbing additional responsibilities as we become a smaller company, as well as the uncertainty regarding the outlook of our company as revenues continue to decline. Each of our employees is an "at-will" employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. The loss of any of our key employees as well as a high level of attrition from all our other employees could have a significant impact on our operations.

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $4.2 million, $6.3 million, $3.7 million and $10.4 million in the first nine months of fiscal 2009, and in fiscal years 2008, 2007 and 2006, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities, which included our manufacturing operations in Singapore in fiscal 2006. The goals of our restructuring plans that were implemented prior to fiscal 2006 were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operations and cash flow. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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
  Server and desktop motherboards; and
  Enclosures.

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

  Rapid technological advances;
  Frequent new product introductions;
  Evolving industry standards; and
  Price erosion.

We must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a significant negative impact on our net revenues from our serial products over the next few quarters and we anticipate the revenue levels for these products beyond the second quarter of fiscal 2010 to be minimal as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 50% of our revenues for the first nine months of fiscal 2009 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

We held approximately $81.7 million of cash, cash equivalents and marketable securities at our subsidiaries in Singapore and Cayman Islands at December 26, 2008. During the fourth quarter of fiscal 2005, we repatriated $360.6 million of cash from Singapore to the United States in connection with the American Jobs Creation Act of 2004 which provided a one-time deduction of 85% for certain dividends from controlled foreign corporations. If the amount repatriated does not qualify for the one-time deduction, we could incur additional income taxes at up to the United States federal statutory rate of 35%, which would negatively affect our results of operations and financial condition.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies in our Annual Report on Form 10-K/A for the year ended March 31, 2008 and in this Form 10-Q, which include revenue recognition, inventory, stock-based compensation, income taxes and goodwill. Furthermore, Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended March 31, 2008 describes the significant accounting policies essential to preparing our consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, upon our adoption of FIN 48 on April 1, 2007, we revised our policy in conformity with the liability classification requirements of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At December 26, 2008, we had recorded a net of $5.6 million for uncertain tax positions related to FIN 48, inclusive of interest and penalties, of which $3.4 million and $2.2 million were reflected in "Accrued and other liabilities" and "Other long-term liabilities," respectively, and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Unaudited Condensed Consolidated Statement of Operations within "Benefit from income taxes."

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

We are exposed to fluctuations in foreign currency exchange rates.    Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on our financial results and cash flows. Historically, our exposures have related to non-dollar- denominated operating expenses in Europe and Asia. We began Euro-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2003; however, we switched back to United States dollar-denominated sales to our distribution customers in the European Union in the fourth quarter of fiscal 2008. An increase in the value of the dollar could increase the real cost to our customers of our products in markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement.

We hold minority interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold minority interests in privately held venture funds. At December 26, 2008, the carrying value of such investments aggregated $1.4 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in the third quarter of fiscal 2009, we recorded a charge of $0.2 million relating to other-than-temporary decline in value of a minority investment. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting was held on October 23, 2008 at Adaptec's corporate headquarters located in Milpitas, California. At the Annual Meeting, our stockholders voted on five proposals: (1) the election of nine directors to our Board of Directors, (2) the approval of the amendment and restatement of our 2004 Equity Incentive Plan, (3) the approval of granting authority to our Board of Directors and Compensation Committee to grant awards under our 2006 Director Plan to directors that are affiliated with Steel Partners, (4) approval of granting authority to our Board of Directors to effect a reverse stock split and (5) the ratification of our Audit Committee's selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2009. Of the total of 120,094,024 shares of our common stock outstanding as of the record date, 112,683,303 shares (94%) were present or represented by proxy at the Annual Meeting. The table below presents the voting results of election of our Board of Directors.

	Votes	Votes Withheld
Jon S. Castor	109,594,975	3,088,328
Jack L. Howard	107,870,521	4,812,782
Joseph S. Kennedy	110,351,399	2,331,904
Robert J. Loarie	109,498,831	3,184,472
John Mutch	109,497,681	3,185,622
John J. Quicke	109,621,555	3,061,748
Lawrence J. Ruisi	110,274,451	2,408,852
Subramanian "Sundi" Sundaresh	110,305,367	2,377,936
Douglas E. Van Houweling	110,355,355	2,327,948

Our stockholders approved the amendment and restatement of our 2004 Equity Incentive Plan. The proposal received 91,851,811 affirmative votes, 5,287,328 negative votes, 131,786 abstentions and 15,412,378 broker non-votes.

Our stockholders also approved the granting authority to our Board of Directors and Compensation Committee to grant awards under our 2006 Director Plan to directors that are affiliated with Steel Partners during the period beginning immediately following the Annual Meeting and ending on May 12, 2011. The proposal received 107,428,779 affirmative votes, 5,010,427 negative votes, 244,097 abstentions and no broker non-votes.

In addition, our stockholders approved the granting authority to our Board of Directors to amend our certificate of incorporation at any time prior to our 2009 Annual Meeting of Stockholders to affect a reverse stock split of our common stock for an exchange ratio of 1-for-3, 1-for-4 or 1-for-5. The table below presents the voting results on the reverse stock split of our common stock based on each respective exchange ratios.

	Votes	Votes Withheld	Abstain	Broker Non-Vote

1-for-3 exchange ratio	81,305,437	11,745,441	4,220,048	15,412,377
1-for-4 exchange ratio	81,300,246	11,748,884	4,221,796	15,412,377
1-for-5 exchange ratio	81,267,146	11,778,719	4,225,061	15,412,377

Our stockholders also ratified and approved the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009. The proposal received 108,601,947 affirmative votes, 3,819,101 negative votes, 262,255 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.1	Employment Agreement of Mr. John Noellert, effective as of August 14, 2007		8-K	000-15071	October 30, 2008	10.1
10.2	Employment Agreement of Mr. Anil Gupta, effective as of September 3, 2008		8-K	000-15071	October 30, 2008	10.2
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm		8-K/A	000-15071	October 21, 2008	23.1
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants		8-K/A	000-15071	October 21, 2008	23.2
99.1	Audited Financial Statements of Aristos Logic Corporation as of September 30, 2007 and September 30, 2006 and for the years ended September 30, 2007 and 2006 and notes thereto		8-K/A	000-15071	October 21, 2008	99.1
99.2	Unaudited Condensed Financial Statements of Aristos Logic Corporation as of June 30, 2008 and for the nine-month periods ended June 30, 2008 and 2007 and notes thereto		8-K/A	000-15071	October 21, 2008	99.2
99.3	Unaudited Pro Forma Condensed Combined Financial Statements and notes thereto		8-K/A	000-15071	October 21, 2008	99.3
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARY L. DOTZ
Mary L. Dotz
	Chief Financial Officer (principal financial officer)	Date: February 3, 2009
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: February 3, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit	Filed with This 10-Q	Form	File No.	Filing Date	Exhibit No. as Filed
10.1	Employment Agreement of Mr. John Noellert, effective as of August 14, 2007		8-K	000-15071	October 30, 2008	10.1
10.2	Employment Agreement of Mr. Anil Gupta, effective as of September 3, 2008		8-K	000-15071	October 30, 2008	10.2
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm		8-K/A	000-15071	October 21, 2008	23.1
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants		8-K/A	000-15071	October 21, 2008	23.2
99.1	Audited Financial Statements of Aristos Logic Corporation as of September 30, 2007 and September 30, 2006 and for the years ended September 30, 2007 and 2006 and notes thereto		8-K/A	000-15071	October 21, 2008	99.1
99.2	Unaudited Condensed Financial Statements of Aristos Logic Corporation as of June 30, 2008 and for the nine-month periods ended June 30, 2008 and 2007 and notes thereto		8-K/A	000-15071	October 21, 2008	99.2
99.3	Unaudited Pro Forma Condensed Combined Financial Statements and notes thereto		8-K/A	000-15071	October 21, 2008	99.3
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X