Form 10-K
period 2009-03-31
ADAPTEC INC
filed 2009-06-04
CIK 709804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2009

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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    ☒        NO    ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section? 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☐        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐ (Do not check if a smaller reporting company)          Smaller reporting company    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES    ☐        NO    ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $320,982,434 based on the closing sale price of the Registrant's common stock on The NASDAQ Global Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At May 19, 2009, the Registrant had 120,700,658 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

     PDF provided as courtesy

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the market for our products and their benefits to our customers, our intention to continue to evaluate acquisitions, strategic alliances and/or strategic investments, our expectations regarding the decline in our revenues derived from large OEM customers, the levels of our expenditures and savings for various expense items, the level of savings we expect to realize from restructuring activities and our expected capital expenditures and liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

For your convenience, we have included, in Note 22 to the Consolidated Financial Statements, included in "Item 8: Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Annual Report and (2) a list of accounting rules and regulations that are also referred to herein. These acronyms and accounting rules and regulations are listed in alphabetical order.

Overview

We are a leading provider of innovative data storage hardware and software solutions. We provide storage solutions that reliably move, manage, store and protect critical data and digital content. We deliver software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEMs and system integrators through distribution channel partners. Our software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability to their clients and customers. We continue to innovate and build our intelligence in the I/O path, including products and technologies containing our Intelligent Power Management.

Our broad range of RAID controllers, add-in cards and ASICs provide end users with a variety of price and performance options for connecting their storage. These options range from low cost HBAs to high performance and high availability RAID controller cards, with product features that address improved energy efficiencies and reduced operating costs. Our products are sold to enterprises, SMBs, government agencies and end users engaged in a broad range of vertical markets across geographically diverse markets principally through distribution channel customers, OEMs, system integrators, system builders, and value added resellers. Further, our products use a common management interface designed to simplify storage administration and reduce related costs.

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

Business Strategy

We are focused on delivering differentiated solutions for data storage. We simplify the latest storage technologies, making them affordable and accessible to a wide range of users through solutions that combine hardware and software. Our management team continuously reviews and evaluates all aspects of our business with the goal to become the leader in I/O technology and storage solutions. To strengthen our market position and scale down our operations relative to our revenue basis, we implemented the following steps in fiscal 2009:

  We implemented two restructuring plans in fiscal 2009 to reduce our operating expenses to better align our resources with our strategic business objectives and declining revenues, including the impact on our business from the deterioration of macroeconomic conditions. We expect to reduce our annual operating expenses by approximately $15.7 million as a result of these restructuring actions.

  In June 2008, we sold the Snap NAS systems business to Overland Storage, Inc., or Overland, for $3.3 million. The Snap NAS systems business consisted of the Snap Server branded file-based NAS storage systems, which were sold to end users through our network of distribution partners, solution providers, e-tailers and VARs.

  In July 2008, we entered into a three-year strategic development agreement with HCL Technologies Limited, or HCL, to provide product development and engineering services for our product portfolio. Under the terms of the agreement, HCL agreed to employ certain of our former engineering employees, who will work exclusively on our engineering projects. We expect this partnership to help support and improve the competitiveness of our business in the channel.

  In September 2008, we acquired Aristos Logic Corporation, or Aristos, a provider of RAID technology to the data storage industry for a purchase price of approximately $38.9 million, paid an additional $1.4 million related to a management incentive pool as of March 31, 2009 and have an obligation to pay up to an additional $1.0 million related to the remaining management incentive pool, which is contingent upon the employment of certain Aristos employees. Subsequent to year-end, we paid an additional $0.7 million related to this management incentive pool. The ASIC capabilities we acquired through Aristos will provide us with product differentiation, more cost effective products and access to additional markets and OEM design opportunities.

  In June 2008, in conjunction with the sale of our Snap Server NAS business, we revised our internal reporting structure and now operate in one segment. The majority of our former SSG segment, related to the Snap Server branded file- based NAS storage systems, represented results from discontinued operations. The remaining portion of our former SSG segment, related to the block-based iSCSI storage solution products, was retained.

We expect the revenue levels from sales of our serial legacy products sold to OEM customers to significantly decline within the next two quarters and from the sales of our parallel SCSI products to continue to decline in future quarters. As a result, our future revenue growth is largely dependent on the success of our new and future products, obtaining new OEM design wins, fulfilling our obligations on current OEM design wins, and growing our market share in the channel. We expect that the acquisition of Aristos will allow us to expand into adjacent RAID markets that we believe provide us with opportunities for growth, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. The Aristos acquisition should also enable us to pursue new OEM opportunities and expand our future channel product offerings containing unified serial technologies. For example, in October 2008, we announced a design win from IBM for our RAID Storage Processor technology, which was enabled by the Aristos acquisition. We will continue to seek additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions of technologies or businesses in order to scale our business. We also intend to continue to evaluate structural alternatives that have the potential to achieve additional stockholder return.

Unless otherwise indicated, the following discussion pertains only to our continuing operations.

We focus on strengthening our market position through innovation, acquisition and new products, which included delivering a number of new products and features over the past four quarters.

  PCIe RAID Controllers.  We introduced two new Unified Serial HBA product families (Series-1 and Series-2), which maximize scalability for end users and connects to external RAID subsystems, tape devices and Solid State Disks, as well as provide a platform for legacy Ultra 320 to SAS transitions in the IT server enterprise.

  Green IT Features. In fiscal 2009, we enhanced our Unified Serial RAID controllers by introducing `green' data center features. The Series-5 RAID controllers now include our Intelligent Power Management technology which allows users to reduce their power consumption without impacting storage performance. The energy savings varies based on the type of application being operated and whether the drives are operating during standby or when the power is off, and will be most beneficial for end users with data centers where controllers are deployed in large quantities.

  RAID Storage Processors (RSPs).  Our RSP ASIC products, which include Ultraslice and Ultraslice MPx, were an addition to the Adaptec product line as a result of the Aristos acquisition in September 2008. RSPs allow end users to create their own customized hardware designs and are ideal for power efficient, cost-effective, high density storage applications, such as Blade Servers and External Storage applications. When RSP ASICs are applied with our proprietary RAID software, our products further provide for disk-level data protection and high data throughput for both workstation and server applications.

Products Overview

We now operate in one segment. For an analysis of financial information about our geographic areas, see "Note 19 -Segment, Geographic and Significant Customer Information" to the Consolidated Financial Statements included in "Item 8: Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Our business provides data protection storage products and currently sells a broad range of storage technologies, including ASICs, board-level I/O and RAID controllers, internal enclosures, sub-systems and stand-alone software. We sell these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through our network of distribution and reseller channels. Following are discussions of our key product offerings.

Components.

RAID Controllers and HBAs.   We offer a wide range of HBAs and RAID controllers for use with SATA, SAS and Parallel SCSI drives, including our line of Unified Serial™ cards which can be used with both SATA and SAS drives, including Solid State Disks. The SATA and SAS technologies are offered in our Series-1, Series-2, Series- 3 and Series-5 families. Our SATA products provide a flexible solution for cost effective, high capacity drives. Unified Serial RAID Controllers support both SATA and SAS disk drives with the same architecture to meet the need for maximum performance, reliability, scalability, and flexibility for enterprise-class applications, including NAS, online transaction processing, web, digital surveillance, and streaming applications. Our new family of products is designed to meet evolving storage needs by providing high performance, reliable storage management tools, hardware and software compatibility and high levels of support. While we have used our own ASICs in these products in the past, our latest generation of products uses ROC technology from Intel Corporation. Our controller cards include 4, 8, 12, 16, 20 and 24-port designs, which help end users simplify the design of their solutions.

Host I/O.    Driven by market needs for capacity and data protection, the host I/O interfaces support various connectivity requirements between the central processor and internal and external peripherals, including external storage and tape devices. Our host I/O products provide customers with high-speed PCI-X, PCIe, SCSI, SAS or SATA connectivity. These technologies can be applied to a variety of applications, including storage of email, medical records, digital images, and records of financial transactions.

RSP. RSPs are ASIC devices incorporating a collection of hardware engines that fully automate the operation of the data path and eliminate the performance bottlenecks found in traditional software RAID solutions. Our RSP products provide our customers with cost- and energy-efficiencies in data protection without jeopardizing the yield for high performance.

Software.

Our products incorporate software that simplifies data management and protection for businesses of all sizes. We distribute the software through various methods. Some of our software is licensed independent of the hardware to run on a range of products, including ours.

The primary software products that we license are as follows:

Host RAID. Host RAID technology allows our customers to leverage the I/O components already incorporated on their servers to connect them with RAID-providing low cost data protection. Host RAID enables customers not only to protect their data drives but also to include protection for the boot drives.

 The following software products are available in combination with hardware or can be purchased as an upgrade.

RAID.    Our RAID technology reduces a customer's dependence on the reliability of a single disk drive by encoding data across multiple drives. We apply our RAID technology independent of the disk drive interface to provide data protection on SCSI, SATA and SAS disk drives. This independence enables our RAID software, firmware and hardware to be available across the full spectrum of servers from entry to enterprise.

Adaptec Storage Manager. Adaptec Storage Manager is a single storage management utility that enables customers and IT managers to easily manage storage across DAS and SAN environments, create IP SAN solutions and protect data (RAID) from disk drive failure. Standard features that are included with our new SATA or SAS RAID controllers allow our products to deliver a high level of data protection.

Other Software. We also offer storage virtualization software that includes snapshot backup and replication functionality, which, when combined with our hardware, helps to simplify storage management, increase data protection, and lower total cost of ownership with quicker installation, simplified administration and automated monitoring. It allows the user to configure, expand, manage and monitor local and remote storage from a single client workstation.

Sales, Marketing and Customers

  We sell our products through our sales force directly to OEMs worldwide who market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the specific requirements of end users. Our OEM sales force focuses on developing relationships with OEM customers. The sales process involved in gaining major design wins can be complex, lengthy, and expensive. Sales to these OEM customers accounted for approximately 56% of our total net revenues in fiscal 2009. Our primary OEM customers in fiscal 2009, in alphabetical order, were Dell, Hewlett-Packard, IBM and Intel. We expect net revenues obtained from our serial legacy products sold to OEM customers to significantly decline within the next two quarters as we believe the future growth opportunities for these products are limited due to the failure to secure design wins. However, we expect to gain future opportunities to sell serial products to OEMs, due in part to the Aristos acquisition, but our ability to capitalize on these opportunities may be adversely impacted by a reduction in IT spending as a result of current economic conditions.

We also sell through our sales force to distribution channels worldwide, which market our products under the Adaptec brand; they, in turn, sell to VARs, system integrators and retail customers. We provide training and support for our distribution customers and to VARs. We also sell board-based products and provide technical support to end users worldwide through major computer-product retailers. Sales to distribution customers accounted for approximately 44% of our total net revenues in fiscal 2009. Our primary distributors in fiscal 2009, in alphabetical order, were Bell Microproducts, CPI Computer Partner Handels GmbH, Ingram Micro, Synnex and Tech Data.

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

A small number of our customers account for a substantial portion of our net revenues. In fiscal 2009, IBM accounted for 36% of our total net revenues. In fiscal 2008, IBM accounted for 40% of our total net revenues. In fiscal 2007, IBM and Dell accounted for 38% and 15% of our total net revenues, respectively.

We have entered into several arrangements with IBM over the past several years. In May 2000, we entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002, and obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, we granted IBM a license to use all of our patents for the same period. A number of the licensed patents have either expired or we no longer utilize them in our product offerings. In March 2002, we entered into a non-exclusive, perpetual technology licensing agreement and an exclusive three-year product supply agreement with IBM. The technology licensing agreement grants us the right to use IBM's ServeRAID technology for our internal and external RAID products. Under the product supply agreement, we deliver RAID software, firmware and hardware to IBM for use in IBM's xSeries servers.

International

We maintain operations in five foreign countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides both stability to our operations and diversifies revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

A summary of our net revenue and net property, plant and equipment by geographic area is set forth in Note 19 to the Consolidated Financial Statements included in "Item 8: Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. We generated approximately 74% of our overall revenues in 2009 from outside of the United States primarily from commercial customers. These sales include sales to foreign subsidiaries of U.S. companies.

Competition

The markets for all of our products are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards and competitive pricing pressures. Our competitive strategy is to continue to leverage our technical expertise and concentrate on delivering a comprehensive set of highly reliable, high performance storage and connectivity products with features that deliver superior data protection, improved energy efficiencies and reduced operating costs that simplify storage management for organizations of all sizes. We design advanced features into our products, with a particular emphasis on data transfer rates, software-defined features and compatibility with major operating systems and most peripherals. As the usage models for storage devices continue to evolve, we will continue to innovate to achieve product differentiation.

We believe the principal competitive factors in the markets for our products are product price versus performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. We compete primarily with controller and HBA product offerings from Areca and LSI, and ASIC product offerings from LSI, Marvell and PMC-Sierra.

Backlog

We typically receive orders for our products within two weeks or less of the desired delivery date and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at some of our largest OEMs' sites with product ordering and delivery occurring when the OEM customer accepts our product into their inventory. In light of industry practice and experience, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Manufacturing

We outsource the manufacturing of the majority of our products to Sanmina-SCI Corporation. We believe that Sanmina-SCI will be able to meet our anticipated needs for both current and future technologies. Our final assembly and test operations for our ASIC products are performed by Amkor Technology and Advanced Semiconductor Engineering. Advanced Semiconductor Engineering also warehouses and ships our products on our behalf.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. As of March 31, 2009, we had 442 issued patents, expiring between 2011 and 2026, covering various aspects of our technologies. In addition, the Adaptec name and logo are trademarks or registered trademarks of ours in the United States and other countries. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

Research and Development

We continually enhance our existing products and develop new products to meet changing customer demands. The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve this objective, we intend to continue to leverage our technical expertise and product innovation capabilities to address storage-access products across a broad range of users and platforms. We may also enter into strategic alliances or partnerships or acquire complementary businesses or technologies where appropriate. We entered into a three-year strategic development agreement with HCL to provide product development and engineering services for our product portfolio. HCL agreed to employ certain of our former engineering employees, who will work exclusively on our engineering projects, and their research and development center is located in Bangalore, India.

Approximately 44% of our employees were engaged in research and development at March 31, 2009 as compared to 42% and 44% at March 31, 2008 and 2007, respectively. Our research and development expenses were $26.9 million, or 23% of total net revenues, $34.0 million, or 23% of total net revenues, and $49.5 million, or 22% of total net revenues, for fiscal years 2009, 2008 and 2007, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

Although we have experienced declines in research and development expense from fiscal 2007 to fiscal 2009, we anticipate that we will continue to have significant research and development expenditures in the future in order to continue to offer innovative, high-quality products and services to maintain and enhance our competitive position. Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets.

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

Employees

As of March 31, 2009, we had a total of 232 employees, which excludes outsourced partners. Overall employee headcount declined by 41% in fiscal 2009 compared to fiscal 2008, and declined by 35% in fiscal 2008 compared to fiscal 2007. We had a total of 391 and 598 employees at the end of fiscal 2008 and 2007, respectively.

We believe that we currently have favorable employee relations; however, due to the general uncertainty regarding the outlook of our company and the macroeconomic conditions, we may experience a higher level of attrition in our workforce. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Available Information

We make available free of charge through our Internet website at http://www.adaptec.com the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy, information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC and may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.    Economic conditions have deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by worldwide liquidity and credit concerns and the related effects on economies around the world. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:

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

The actions that we have taken in fiscal 2009, which include the acquisition of Aristos, the disposition of our Snap NAS Server business, the implementation of restructuring plans and impairment of goodwill, and the actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

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

If the net book value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the net book value amount of our long-lived assets. For example, in fiscal 2008, we recorded an impairment charge of $2.2 million for our intangible assets related to our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. In fiscal 2009, we recorded an impairment charge of $16.9 million to write-off goodwill based on our annual review in the fourth quarter of fiscal 2009. We also assessed the fair values of the related intangible assets and determined that our other intangible assets were not impaired; however, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate our net book value of our other intangible assets and other long-lived assets in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future, which could adversely affect our financial results.

If our design wins do not result in significant sales, our revenues will continue to decline. A "design win" occurs when a customer or prospective customer notifies us that our product has been selected to be integrated within its product. In October 2008, we announced a design win with IBM for our RSP technology, which will be implemented into its IBM BladeCenter S product. The success that we ultimately experience from a design win is largely a factor of the success of the customer's product into which our product has been integrated. We have virtually no control over, and sometimes have very little visibility as to, the success of our customer's products, which is dependent upon a number of factors including current market conditions. If our design wins do not result in significant sales, our revenues will continue to decline which could adversely affect our business.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities. Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in the first quarter of fiscal 2009, we sold our Snap Server NAS business, which was the majority of our segment previously known as SSG, and reclassified all historical costs as discontinued operations. In fiscal 2007, we also decided not to invest further in our business related to our previous segment due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market and the complexities of the retail channel. As a result, we wound down this business throughout fiscal 2007 and exited it at March 31, 2007. However, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business, and we may not succeed in these efforts.

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in the past in obtaining designs wins, which may prevent us from sustaining or growing our revenues from OEM customers. A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which have adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues over the next two quarters and we anticipate the revenue levels for these products beyond the second quarter of fiscal 2010 will be significantly smaller. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.  Historically, a small number of our customers have accounted for a significant portion of our net revenues. For example, in fiscal 2009, IBM accounted for 36% of our total net revenues, in fiscal 2008, IBM accounted for 40% of our total net revenues, and in fiscal 2007, IBM and Dell accounted for 38% and 15% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline further. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a significant negative impact on our revenues within the next two quarters and we anticipate the revenue levels for these products beyond the second quarter of fiscal 2010 to be significantly smaller. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products; therefore, we will currently be increasingly dependent on our channel products and customers for future revenue growth. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

If our customers or financial institutions that maintain our cash, cash equivalents and marketable securities, experience financial difficulties, which is more likely in the current weakened state of the economy, our revenues, operating results or cash balances may be adversely impacted. We do not carry credit insurance on our accounts receivables and any difficulty in collecting outstanding amounts due from our customers, particularly customers that place larger orders or experience financial difficulties, could adversely affect our revenues and our operating results. In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In order to execute our strategies, we may enter into strategic alliances with, partner with, invest in or acquire companies with complementary or strategic products or technologies or make other structural changes to our business. Costs associated with these strategic alliances, investments or acquisitions may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.     We may pursue strategic transactions, partnerships, investments and acquisitions in order to scale our business as sales of our core parallel products continue to decline. These may include both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. In order to be successful in the strategic alliances, partnerships, investments or acquisitions that we may enter into or make, we must:

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
  Develop the capabilities necessary to exploit newly acquired technologies; and
  Consider structural changes to achieve additional stockholder return.

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

If we acquire new businesses, products or technologies in the future, we may be required to assume warranty claims or other contingent liabilities, including liabilities unknown at the time of acquisition, and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill, other intangible assets or other losses. For example, based on our annual review in the fourth quarter of fiscal 2009, we recorded an impairment charge of $16.9 million to write-off goodwill in connection with our acquisition of Aristos.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. On December 23, 2005, we entered into a three-year contract manufacturing agreement with Sanmina-SCI. Under this agreement, Sanmina-SCI assumed manufacturing operations for the majority of our products. In February 2009, we entered into a new contract manufacturing agreement with Sanmina-SCI for another three years. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. If Sanmina-SCI is unwilling or unable to meet our supply needs, as was the case in the earlier stages of our contract with them, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results.

Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future disputes concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our operating results.

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

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We have implemented several restructuring plans to reduce our operating costs and recorded related restructuring charges of $6.1 million, $6.3 million and $3.7 million in fiscal years 2009, 2008 and 2007, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities. The goals of our restructuring plans that were implemented prior to fiscal 2007 were to support future growth opportunities, focus on investments that grow revenues and increase operating margins. Our recent goals involve better alignment of our cost structure with our anticipated revenue stream and improving our results of operations and cash flow. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

  Rapid technological advances;
  Frequent new product introductions;
  Evolving industry standards; and
  Price erosion.

We must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a significant negative impact on our net revenues from our serial legacy products sold to OEMs within the next two quarters and we anticipate the revenue levels for these products beyond the second quarter of fiscal 2010 to be minimal as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

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

We cannot assure you that we will have sufficient resources to accomplish any or all of the following:

  Satisfy any growth in demand for our products;
  Make timely introductions of new products;
  Compete successfully in the future against existing or potential competitors; or
  Prevent price competition from eroding margins.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 44% of our total net revenues for fiscal 2009 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers' demands fall below their initial forecasts and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with our contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred significant inventory-related charges due to a decline in our revenue stream.

Our operating results have fluctuated in the past, and are likely to continue to fluctuate, and if our future results are below the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.    Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. Factors that are likely to cause our operating results to fluctuate include those discussed in this Risk Factors section. For example, in fiscal 2009, our operating results were materially impacted by unusual charges, such as a goodwill impairment charge of $16.9 million.

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

  CIFS
  Ethernet
  Fibre channel
  FTP
  HTTP
  IPsec
  iSCSI
  NFS
  PCI
  PCIe
  PCI-X
  RAID
  SAS
  SATA
  SCSI
  SMI-S

Operating Systems:

  Linux
  MacOS
  Netware
  UNIX
  VMware
  Windows

If user acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.   We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Although not currently mandated by any laws and regulations, we experienced a delay in sales from some of our customers that required halogen-free products, which eliminated the use of environmentally sensitive materials, including certain "salt-formers." If our products become non- compliant with the various environmental laws and regulations, or no longer meets our customer specification for environmental products, we may suffer a loss of revenues, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage. We could also incur substantial costs to comply our products to meet the environmental needs of our customers, laws and regulations, which could negatively affect our results of operations and financial position.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, which include revenue recognition, cash, cash equivalents and marketable securities valuation, inventory, goodwill, stock-based compensation and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements included in "Item 8: Financial Statements and Supplementary Data" of in this Annual Report on Form 10-K describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We may be required to pay additional federal income taxes which could negatively affect our results of operations and financial position.     We were previously subject to IRS audits for our fiscal years 1994 through 2003. During fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, upon our adoption of FIN 48 on April 1, 2007, we revised our policy in conformity with the liability classification requirements of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At March 31, 2009, we had recorded gross liabilities of $8.2 million for uncertain tax positions related to FIN 48, of which $2.4 million and $5.8 million were reflected in "Accrued and other liabilities" and "Other long-term liabilities," respectively, and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Consolidated Statements of Operations within "Provision for (benefit from) income taxes."

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

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold non-controlling interest in privately held venture funds. At March 31, 2009, the carrying value of such investments aggregated $1.2 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in the fiscal 2009, the value of our non-controlling interest in privately held venture funds declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

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

We may experience significant fluctuations in our stock price.    Our stock has experienced substantial price volatility, particularly as a result of quarterly variations in our operating results, the published expectations of securities analysts and as a result of announcements by our competitors and us. In addition, the stock market has experienced significant price and volume fluctuations, particularly in recent months, that have affected the market price of many technology companies, in particular, and that have often been related to the extraordinary conditions in the broader macroeconomic and financial markets. These factors, either individually or in the aggregate, could result in significant variations in the price of our common stock during any given period of time.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 31, 2009, we owned and leased various properties in the United States and in foreign countries totaling approximately 309,000 square feet, of which approximately 185,000 square feet were leased/subleased or available to lease/sublease to third parties. The building leases expire at varying dates through fiscal 2012 and include renewals at our option. During fiscal 2009, we reduced our owned and leased properties by approximately 33% from the 462,000 square feet we owned or leased at March 31, 2008. During fiscal 2008, we reduced our owned and leased properties by approximately 34% from the 701,000 square feet we owned or leased at March 31, 2007. These consolidation efforts include having certain facilities, located in California, Minnesota, North Carolina and Washington, subleased or available for sublease and closing or substantially downsizing operations in Florida, Bangalore, India and Ireland.

Our principal executive offices are located in Milpitas, California, which includes research and development, technical support, sales, marketing and administrative functions. In addition, we lease buildings in Foothill Ranch, California, and Orlando, Florida. We use these properties primarily for research and development, technical support, sales and marketing functions. Internationally, we operate in Australia, England, Germany, Japan and Singapore. We use these properties primarily for research and development, technical design, technical support, sales and administrative functions.

The table below is a summary of the facilities we owned and leased at March 31, 2009:

                           United States       Other Countries        Total
                          ---------------      ---------------      ----------
                                               (in square feet)
Owned Facilities                 104,000  (a)              --         104,000
Leased Facilities                185,000  (b)          20,000  (c)    205,000
                          ---------------      ---------------      ----------
    Total Facilities             289,000               20,000         309,000
                          ===============      ===============      ==========

__________________

(a) There are leases to third parties on approximately 4,000 square feet and approximately 36,000 square feet are available for lease.
(b) There are subleases to third parties on approximately 82,000 square feet and approximately 62,000 square feet are available for sublease.
(c) Approximately 1,000 square feet are available for sublease.

We operate in one segment; therefore, all of our facilities are managed at the corporate level. We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future. Our future facilities requirements will depend upon our business, and we believe additional space, if required, can be obtained on reasonable terms.

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

In connection with our acquisitions of Aristos, Snap Appliance Inc., or Snap Appliance, Eurologic Systems Group Limited, or Eurologic, and Platys Communications, Inc., or Platys, a portion of the respective purchase prices and other future payments totaling $4.3 million, $6.7 million, $3.8 million, and $15.0 million, respectively, were held back, which we refer to as the Holdbacks, to secure potential indemnification obligations of Aristos, Snap Appliance, Eurologic and Platys stockholders for unknown liabilities that may have existed as of each acquisition date. As of March 31, 2009, the Aristos Holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise. In fiscal 2009, we resolved the remaining disputed, outstanding claims against the Eurologic Holdback by entering into a Deed of Indemnity and a written settlement agreement with the Representative of the Eurologic shareholders, which resulted in an additional payment of $1.3 million. Our initial payment of $2.3 million to the Eurologic shareholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by us and was recognized as a gain in fiscal 2009 in "Income (loss) from discontinued operations, net of taxes" in the Consolidated Statements of Operations. In fiscal 2007, we resolved all outstanding claims against the Snap Appliance Holdback and the Platys Holdback.

For an additional discussion of certain risks associated with legal proceedings, see "Item 1A: Risk Factors" of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol "ADPT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market. The market price of our common stock has been volatile. See "Item 1A: Risk Factors" of this Annual Report on Form 10-K.

                          Fiscal 2009           Fiscal 2008
                      --------------------  --------------------
                        High        Low       High        Low
                      ---------  ---------  ---------  ---------
First quarter        $    3.40  $    2.58  $    4.17  $    3.60
Second quarter            4.24       3.10       3.93       3.23
Third quarter             3.71       2.41       3.95       3.15
Fourth quarter            3.61       2.20       3.42       2.34

As of May 19, 2009, there were approximately 552 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. It is presently our policy to reinvest earnings for our business.

Issuer Purchases of Equity Securities

The following table summarizes information about our repurchase of our stock during the fourth quarter of fiscal 2009:

                                                  Total       Approximate
                                                Number of    Dollar Value
                                                  Shares       of Shares
                                               Repurchased   that May Yet
                         Total                  as part of   Be Repurchased
                       Number of     Average    Announced      Under the
                         Shares     Price Paid   Plans or      Plans or
                      Repurchased   per Share    Programs      Programs
                      ------------  ---------  ------------  -------------
December 27, 2008 -
  January 30, 2009             --  $      --            --  $  40,000,000 (1)
January 31, 2009 -
  February 27, 2009       258,400       2.30       258,400     39,406,783
February 28, 2009 -
  March 31, 2009          775,000       2.29       775,000     37,629,978
                      ------------             ------------
Total                   1,033,400  $    2.29     1,033,400  $  37,629,978
                      ============             ============

__________________

(1) In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. All purchases made under the program were made in the open market.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph assumes that $100 was invested on March 31, 2004 and its relative performance was tracked through March 31, 2009 in our common stock and in each index, and that all dividends were reinvested. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor. Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report or future filings made by us under those statutes, the stock price performance graph is not considered "soliciting material," is not deemed "filed" with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

	03/31/04	03/31/05	03/31/06	03/31/07	03/31/08	03/31/09

Adaptec, Inc.	100.00	54.68	63.13	44.18	33.56	27.40
NASDAQ Composite	100.00	101.44	120.49	127.08	118.90	78.48
NASDAQ Computer & Data Processing	100.00	108.57	125.89	137.52	132.33	95.14

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial information has been derived from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We completed the sale to IBM of our IBM i/p Series RAID business in September 2005, sold the OEM block-based portion of our systems business to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc. in January 2006 and sold the Snap Server NAS business to Overland Storage, Inc. in June 2008. The information below has been reclassified to reflect the IBM i/p Series RAID business, the OEM block-based portion of our systems business and the Snap Server NAS business as discontinued operations.

                                                                                  Years Ended March 31,
                                                          ---------------------------------------------------------------
                                                          2009(2)(3)   2008(2)(4)   2007(2)(5)   2006(2)(6)   2005(2)(7)
                                                          -----------  -----------  -----------  -----------  -----------
                                                                     (in thousands, except per share amounts)
Consolidated Statements of Operations Data:
    Net revenues (1)                                     $   114,774  $   145,501  $   227,148  $   310,145  $   371,257
    Cost of revenues (inclusive of amortization of
      acquisition-related intangible assets) (1)              65,413       88,925      150,759      201,876      219,455
                                                          -----------  -----------  -----------  -----------  -----------
    Gross profit                                              49,361       56,576       76,389      108,269      151,802
                                                          -----------  -----------  -----------  -----------  -----------
    Total operating expenses(1)                               85,721       89,612      115,290      235,906      225,728
    Income (loss) from continuing operations, net of taxes   (13,976)      (5,372)      42,688     (114,938)    (121,890)
    Loss from discontinued operations,
      net of taxes                                              (941)      (4,722)     (18,388)     (43,304)     (23,216)
    Gain on disposal of discontinued operations,
      net of taxes                                             4,727          479        6,543        9,810           --
    Net income (loss)                                    $   (10,190) $    (9,615) $    30,843  $  (148,432) $  (145,106)
Income (Loss) Per Share Data:
    Basic:
        Continuing operations                            $     (0.12) $     (0.05) $      0.37  $     (1.01) $     (1.10)
        Discontinued operations                          $      0.03  $     (0.04) $     (0.10) $     (0.30) $     (0.21)
        Net income (loss)                                $     (0.09) $     (0.08) $      0.26  $     (1.31) $     (1.31)
    Diluted:
        Continuing operations                            $     (0.12) $     (0.05) $      0.33  $     (1.01) $     (1.10)
        Discontinued operations                          $      0.03  $     (0.04) $     (0.09) $     (0.30) $     (0.21)
        Net income (loss)                                $     (0.09) $     (0.08) $      0.25  $     (1.31) $     (1.31)
    Shares used in computing income (loss) per share:
        Basic                                                119,767      118,613      116,602      113,405      110,798
        Diluted                                              119,767      118,613      136,690      113,405      110,798

                                                                                     March 31,
                                                          ---------------------------------------------------------------
                                                          2009(2)(3)   2008(2)(4)   2007(2)(5)   2006(2)(6)   2005(2)(7)
                                                          -----------  -----------  -----------  -----------  -----------
                                                                                  (in thousands)
Consolidated Balance Sheets Data:
    Cash, cash equivalents and marketable securities (8) $   376,592  $   626,216  $   572,423  $   556,552  $   526,556
    Restricted cash and marketable securities                     --        1,670        3,244        4,749        6,381
    Net assets of discontinued operations                         --           --           --           --       55,774
    Total assets                                             450,107      700,087      715,402      737,399      963,506
    Long-term liabilities (8)                                 14,974       19,231      228,009      229,349      263,664
    Stockholders' equity                                     410,880      424,096      422,158      369,445      510,323
    Working capital (8)                                      385,219      424,663      616,033      522,039      507,122

__________________

Notes:

(1) Prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. The reclassifications for discontinued operations had no impact on net income (loss), total assets or total stockholders' equity.

The following actions affect the comparability of the data for the periods presented in the above table:

(2) We completed one acquisition in fiscal 2009 and two acquisitions in fiscal 2005 and recorded a write-off of acquired in-process technologies for the Snap Appliance acquisition of $2.2 million in fiscal 2005 (see Note 2 to the Consolidated Financial Statements). We recorded restructuring charges in fiscal years 2009, 2008, 2007, 2006 and 2005 (see Note 11 to the Consolidated Financial Statements) of $6.1 million, $6.3 million, $3.7 million, $10.4 million, and $5.9 million, respectively.

(3) In fiscal 2009, we (i) recorded an impairment charge of $16.9 million to write-off goodwill (see Note 7  to the Consolidated Financial Statements), (ii) recorded stock-based compensation in accordance with SFAS No. 123(R) of $3.2 million (see Note 9 to the Consolidated Financial Statements), (iii) recorded a gain of $2.3 million on the sale of marketable equity securities (see Note 13  to the Consolidated Financial Statements), (iv) recorded a gain of $1.7 million on the repurchase of our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes on the open market (see Note 13  to the Consolidated Financial Statements), (v) recorded a gain of $4.6 million on the sale of the Snap Server NAS business (see Note 3 to the Consolidated Financial Statements) and (vi) recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period (see Note 14  to the Consolidated Financial Statements).

(4) In fiscal 2008, we (i) recorded a gain of $6.7 million on the sale of certain properties (see Note 12 to the Consolidated Financial Statements), (ii) recorded stock-based compensation in accordance with SFAS No. 123(R) of $6.0 million (see Note 9 to the Consolidated Financial Statements), (iii) realized a gain of $1.6 million on the sale of a marketable debt security in a foreign entity that was obtained as part of a fiscal 2004 acquisition and (iv) wrote off intangible assets of $2.2 million (see Note 7 and 12 to the Consolidated Financial Statements).

(5) In fiscal 2007, we (i) recorded stock-based compensation in accordance with SFAS No. 123(R) of $7.6 million (see Note 9 to the Consolidated Financial Statements), (ii) wrote down an investment of $0.9 million (see Note 12 to the Consolidated Financial Statements), and (iii) received a discrete tax benefit of $60.2 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, which included the resolution of our fiscal 1997 U.S. Tax Court Litigation settlement and our fiscal 2002 and fiscal 2003 IRS audit cycles (see Note 14 to the Consolidated Financial Statements).

(6) In fiscal 2006, we recorded (i) an impairment charge of $90.6 million to write-off goodwill, (ii) a loss on disposal of assets of $1.6 million, (iii) a gain of $12.1 million on the sale of the OEM block-based systems business and (iv) a loss of $2.3 million on the sale of the IBM i/p Series RAID business.

(7) In fiscal 2005, we (i) recorded an impairment charge of $52.3 million to reduce goodwill, (ii) recorded a gain of $2.8 million on the sale of certain properties, (iii) recorded charges of $0.9 million and $1.6 million for severance, benefits, loss on the sale of property and equipment and legal fees associated with the strategic alliances entered into with ServerEngines and Vitesse, respectively, (iv) made a payment of $1.7 million to NSE in the form of a license fee, (v) received a tax benefit from the settlement of disputes with the United States taxing authorities, (vi) incurred $17.6 million in tax expense and a $4.5 million loss on marketable securities associated with the repatriation of $360.6 million in cash from our Singapore subsidiary and (vii) recorded a valuation allowance for deferred tax assets of $67.9 million.

(8) In fiscal 2008, we reclassified our 3/4% Notes of $225.3 million from long-term liabilities to current liabilities. In fiscal 2009, we utilized cash to pay off substantially all of this debt of $222.9 million. In addition, we paid approximately $38.0 million to acquire Aristos in fiscal 2009.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." This section contains a number of forward-looking statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our serial legacy products sold to our OEM customers, the expected benefits of our recent acquisition of Aristos, the possibility that we might enter into strategic alliances, partnerships or additional acquisitions in order to scale our business, the expected impact on our future revenues of our failure to receive design wins for the next generation serial products from a significant customer, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing strategic review of our business by management, the potential need to record impairment charges for other intangible assets or marketable securities based on current market conditions, the amount by which we expect to reduce our annual operating expenses due to our fiscal 2009 restructuring plans and our expected capital expenditures and liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Basis of Presentation

In September 2008, we acquired Aristos, a provider of RAID technology to the data storage industry, pursuant to a Merger Agreement by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of ours, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in our consolidated results of operation and financial position from the date of acquisition.

In June 2008, we sold the Snap Server NAS portion of our former SSG segment, or Snap Server NAS business, to Overland Storage, Inc., or Overland. We also sold the OEM block-based portion of the systems business, to Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, in January 2006, and the IBM i/p Series RAID business, to IBM in September 2005. Accordingly, we reclassified the financial statements and related disclosures for all periods presented to reflect these businesses as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

In addition, we revised our internal reporting structure in the first quarter of fiscal 2009 and now operate in one segment, in conjunction with the sale of our Snap Server NAS business in June 2008. The majority of our former SSG segment, related to the Snap Server branded file-based NAS storage systems, which were sold to end users through our network of distribution partners, solution providers, e-tailers and VARs, represented results from discontinued operations. The remaining portion of our former SSG segment, related to the block-based iSCSI storage solution products, was retained.

Overview

In fiscal 2009, our net revenues decreased 21% as compared to fiscal 2008 primarily due to the declining revenue base of our parallel SCSI products, as well as to declining sales of our serial legacy products sold to OEM customers. We expect revenues from our parallel SCSI products to continue to decline in future quarters and expect revenues from our serial legacy products sold to OEM customers to significantly decline within the next two quarters. Our gross margins in fiscal 2009 improved to 43% compared to 39% in fiscal 2008 primarily due to improved standard product contributions, favorable customer and product mixes and lower inventory-related charges. This was partially offset by the amortization of acquisition-related intangible assets. Operating expenses decreased in fiscal 2009 as compared to fiscal 2008 primarily as a result of our continued cost reductions and restructuring efforts combined with additional attrition in our workforce, partially offset by additional operating expenses incurred due to the acquisition of Aristos. Our operating results for fiscal 2009 were positively affected by tax benefits further discussed below under "Results of Operations - Income Taxes" arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.

Our future revenue growth is largely dependent on the success of our new and future products, obtaining new OEM design wins, fulfilling our obligations on current OEM design wins, and growing our market share in the channel. In September 2008, we acquired Aristos for a purchase price of $38.9 million, paid an additional $1.4 million related to a management incentive pool as of March 31, 2009 and have an obligation to pay up to an additional $1.0 million related to the remaining management incentive pool, which is contingent upon the employment of certain Aristos employees. Subsequent to year-end, we paid an additional $0.7 million related to this management incentive pool. We expect that the acquisition of Aristos will allow us to expand into adjacent RAID markets that we believe provide us with opportunities for growth, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. This acquisition should also enable us to pursue new OEM opportunities and expand our future channel product offerings containing unified serial technologies. For example, in October 2008, we announced a design win from IBM for our RSP technology, which was enabled by the Aristos acquisition. However, we cannot predict the extent to which the potential benefits of this acquisition will offset the declining OEM revenue from our serial legacy products and our parallel SCSI products considering our loss in market share and the potential adverse impact on our business of current economic conditions. We will continue to seek additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions of technologies or businesses in order to scale our business, and we will evaluate structural alternatives that have the potential to achieve additional stockholder return. We will also continue to evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. Due to the deterioration of macroeconomic conditions, which has impacted, and will likely continue to impact, information technology spending, we could experience reduced sales of our products and services over the next several quarters.

We expect our selling, marketing and administrative expense to decline in fiscal 2010 based on the anticipated cost savings we expect to obtain from the reductions in workforce we implemented in fiscal 2009. We expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue other opportunities. We also expect our expenses to increase in future periods as we record amortization expense for the intangible assets we acquired from the Aristos acquisition, which is recorded in "Cost of revenues" and "Amortization of acquisition- related intangible assets" in the Consolidated Statements of Operations.

In addition, in July 2008, we entered into a three-year strategic development agreement with HCL Technologies Limited, or HCL, to provide product development and engineering services for our product portfolio. Under the terms of the agreement, HCL agreed to employ certain of our former engineering employees, who will work exclusively on our engineering projects.

We implemented a restructuring plan in the first quarter of fiscal 2009 that was designed to reduce our operating expenses due to a declining revenue base, streamline our operations and better align our resources with our strategic business objectives. The total cost incurred for the first quarter of fiscal 2009 restructuring plan was $3.8 million, which was recorded in fiscal 2009. In the third quarter of fiscal 2009, we initiated additional actions to minimize expenses as our business began to be impacted by the deterioration of macroeconomic conditions. The total cost incurred for the third quarter of fiscal 2009 restructuring plan was $2.1 million, which was recorded in fiscal 2009, related to severance and benefits for employee reductions primarily in sales and marketing. The costs incurred associated with these two plans were recorded in "Restructuring charges" in the Consolidated Statements of Operations. In light of an ongoing strategic review of our business by management, additional significant restructuring or impairment charges may be recorded by us in the future.

In the fourth quarter of fiscal 2009, we recorded a goodwill impairment charge of $16.9 million, based on our annual review of goodwill, primarily due to our net book value exceeding the implied fair value, combined with a significant and continued decline in the market value of our common stock. If the deterioration of macroeconomic conditions continues to worsen and our business performance declines, we may be required to record impairment charges for other intangible assets or long-lived assets in the future. Our marketable securities may also decline in value and such decline may be deemed to be other-than-temporary, which would require us to record an impairment charge that would adversely impact our financial results.

Results of Operations

The following table sets forth the items in the Consolidated Statements of Operations as a percentage of revenues:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
Net revenues                                                                    100%         100%         100%
Cost of revenues (inclusive of amortization of
   acquisition-related intangible assets)                                        57            61            66
                                                                        ------------  ------------  ------------
   Gross margin                                                                  43            39            34
                                                                        ------------  ------------  ------------
Operating expenses:
    Research and development                                                     23            23            22
    Selling, marketing and administrative                                        30            35            24
    Amortization of acquisition-related intangible assets                         1             2             2
    Restructuring charges                                                         5             4             2
    Goodwill impairment                                                          15            --            --
    Other charges (gains), net                                                   --            (2)            1
                                                                        ------------  ------------  ------------
         Total operating expenses                                                74            62            51
                                                                        ------------  ------------  ------------
Loss from continuing operations                                                 (31)          (23)          (17)
Interest and other income, net                                                   18            22            11
Interest expense                                                                 (1)           (3)           (1)
                                                                        ------------  ------------  ------------
Loss from continuing operations before income taxes                             (14)           (4)           (7)
Provision for (benefit from) income taxes                                        (2)            0           (26)
                                                                        ------------  ------------  ------------
Income (loss) from continuing operations, net of taxes                          (12)           (4)           19
                                                                        ------------  ------------  ------------
Discontinued operations, net of taxes:
    Loss from discontinued operations, net of taxes                              (1)           (3)           (8)
    Gain on disposal of discontinued operations, net of taxes                     4             0             3
                                                                        ------------  ------------  ------------
         Income (loss) from discontinued operations, net of taxes                 3            (3)           (5)
                                                                        ------------  ------------  ------------
Net income (loss)                                                                (9)%          (7)%          14%
                                                                        ============  ============  ============

Net Revenues.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Net revenues                                       $       114.8        (21)% $   145.5        (36)% $   227.1

Fiscal 2009 compared to Fiscal 2008

Net revenues decreased by $30.7 million in fiscal 2009 compared to fiscal 2008, primarily due to a decline in sales volume of our parallel SCSI products of $27.5 million and an overall decline in sales volume of our serial products sold to OEM customers of $9.3 million. This was partially offset by an increase in average selling prices and sales volumes of our serial products sold to channel customers of $6.9 million, due to increased acceptance of these products. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain OEM customers have moved to other suppliers to obtain the next generation serial technologies. We expect net revenues for our parallel SCSI products to continue to decline in future quarters, and expect net revenues from our serial legacy products sold to OEM customers to significantly decline within the next two quarters. However, we expect to gain future opportunities to sell serial products to OEMs, due in part to the Aristos acquisition, but our ability to capitalize on these opportunities may be adversely impacted by a reduction in IT spending as a result of current economic conditions.

Fiscal 2008 compared to Fiscal 2007

Net revenues decreased by $81.6 million in fiscal 2008 compared to fiscal 2007, primarily due to a decline in sales of our parallel SCSI products of $78.5 million, a decline of $18.3 million in sales of our legacy SATA products sold primarily to OEM customers, and to a lesser extent, a decrease of $12.6 million as we exited a business of a previous segment at March 31, 2007 due to OEMs incorporating other connectivity technologies directly into their products, the increased level of competition entering the market, and the complexities of the retail channel. This was partially offset by an increase in sales of our unified serial products of $27.8 million.

Geographical Revenues and Customer Concentration

Geographical Revenues:                                                          FY2009     FY2008      FY2007
-----------------------------------------------------------------              --------- ----------   ---------
North America                                                                        35%       37%        40%
Europe                                                                               32%       29%        28%
Pacific Rim                                                                          33%       34%        32%
                                                                               --------- ----------   ---------
Total Revenues                                                                      100%      100%       100%
                                                                               ========= ==========   =========

Our North America revenues decreased as a percentage of our total revenues by 2% in fiscal 2009 compared to fiscal 2008 primarily due to a decline in product sales to our OEM customers and to our customers shifting their third party manufacturing locations from North America to international sites, and, to a lesser extent, increased sales and acceptance of our serial products sold to our channel customers at our international locations.

Our combined international revenues increased as a percentage of total revenues to 63% in fiscal 2008 from 60% in fiscal 2007. The increase was primarily due to the release of new SATA and SAS products in the third quarter of fiscal 2008 for which the European markets had a more rapid adoption rate.

A small number of our customers account for a substantial portion of our net revenues. In fiscal 2009, IBM accounted for 36% of our total net revenues. In fiscal 2008, IBM accounted for 40% of our total net revenues. In fiscal 2007, IBM and Dell accounted for 38% and 15% of our total net revenues, respectively.

Gross Margin.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Gross Profit                                       $        49.4        (13)% $    56.6        (26)%      76.4
Gross Margin                                                  43%                   39%                   34%

Our gross margin is impacted by amounts recorded in cost of revenues, which primarily consists of direct product costs, manufacturing support costs, shipping and handling costs, warranty costs, inventory-related charges and amortization of acquisition-related intangible assets. The improvement in gross margin in fiscal 2009 compared to the fiscal 2008 was due to improved standard product contributions as a result of our end-to-end supply chain efficiencies and a reduction to our inventory-related charges by $3.8 million. In addition, the improvement in gross margins was also due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins, and a favorable product mix in the channel. This was offset by the amortization of acquisition-related intangible assets of $2.5 million related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos.

The improvement in gross margin in fiscal 2008 compared to fiscal 2007 was due to improved standard product contributions as a result of our continued focus on product component costs, including the impact of favorable pricing negotiations with our suppliers and efficiencies gained with our contract manufacturer. We also experienced favorable product mix, primarily driven by an increase in channel versus OEM revenue. Our inventory-related charges also decreased by $4.8 million in fiscal 2008 compared to fiscal 2007. This was partially offset by certain operational costs that are relatively fixed being spread over a smaller revenue base.

Research and Development Expense.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Research and Development Expense                   $        26.9        (21)% $    34.0        (31)% $    49.5

Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. Our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and SAS. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs. Although we have experienced declines in research and development expense from fiscal 2007 to fiscal 2009, we expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue other opportunities.

The decrease in research and development expense in fiscal 2009 compared to fiscal 2008 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal 2008 and fiscal 2009, combined with additional attrition in our workforce, which was reflected by a 52% decrease in our direct headcount for employees engaged in research and development. A portion of this reduction in direct headcount includes the former employees that were transferred to HCL. The headcount reductions in research and development also resulted in lower stock-based compensation expense of $2.0 million in fiscal 2009 compared to fiscal 2008. This was partially offset by compensation expense of $0.9 million recorded in fiscal 2009, related to the management liquidation pool established for certain former employees of Aristos pursuant to the Merger Agreement. We also incurred costs with the development of our technology to achieve new OEM design wins and to expand our channel offerings.

The decrease in research and development expense in fiscal 2008 compared to fiscal 2007 was primarily due to reduced headcount and related expenses as a result of restructuring programs implemented in fiscal years 2007 and 2008 combined with additional attrition in our workforce. This resulted in a 25% decrease in our average headcount for employees engaged in research and development. We also decreased our infrastructure spending, had fewer engineering projects outstanding and had lower stock-based compensation expense of $1.0 million in fiscal 2008 compared to fiscal 2007, primarily as a result of the decrease in headcount.

Selling, Marketing and Administrative Expense.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Selling, Marketing and
    Administrative Expense                         $        35.0        (31)% $    50.4         (8)% $    54.9

Our selling, marketing and administrative expense consists primarily of salaries, including commissions. We expect our selling, marketing and administrative expense to decline in fiscal 2010 based on the anticipated cost savings we expect to obtain from the reductions in workforce we implemented in fiscal 2009.

The decrease in selling, marketing and administrative expense in fiscal 2009 compared to fiscal 2008 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in fiscal 2008 and fiscal 2009, which resulted in a 39% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. The headcount reductions also resulted in lower stock-based compensation expense of $0.9 million in fiscal 2009 compared to fiscal 2008. This was partially offset by compensation expense of $1.1 million related to the management liquidation pool established for certain former employees of Aristos pursuant to the Merger Agreement.

The decrease in selling, marketing and administrative expense in fiscal 2008 compared to fiscal 2007 was primarily a result of reductions of our workforce and infrastructure spending as a result of the restructuring plans we implemented in fiscal years 2007 and 2008, which resulted in a 18% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. In addition, we had lower stock-based compensation expense of $0.4 million in fiscal 2008 compared to fiscal 2007 primarily due to the reduction in headcount.

Amortization of Acquisition-Related Intangible Assets.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Amortization of Acquisition-
  Related Intangible Assets                        $         0.8        (70)% $     2.5        (56)% $     5.7

Acquisition-related intangible assets include patents, core and existing technologies, customer relationships, trade names, and backlog. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three to sixty months.

The decrease in amortization of acquisition-related intangible assets in fiscal 2009 compared to fiscal 2008 was primarily due to the fact that in the fourth quarter of fiscal 2008, we wrote off our intangible assets associated with our acquisition of Elipsan Limited due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. This was offset by the amortization of purchased intangible assets from the Aristos acquisition for customer relationships of $0.8 million, which was recorded in fiscal 2009. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies and backlog were reflected in cost of revenues.

The decrease in amortization of acquisition-related intangible assets in fiscal 2008 compared to fiscal 2007 was primarily due to intangible assets that became fully amortized in fiscal 2007 associated with our acquisitions of the IBM i/p Series RAID business and Eurologic Systems Group Limited. During the fourth quarter of fiscal 2008, we recorded an impairment charge within "Other charges (gains), net" for $2.2 million to write down these assets to zero due to a revision in our forecasts during that quarter which resulted in expected negative long-term cash flows from these assets for the first time. As a result of this charge, there will be no future amortization of intangible assets related to these acquisitions.

Restructuring Charges.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Restructuring Charges                              $         6.1         (3)% $     6.3         69% $     3.7

We implemented several restructuring plans during fiscal years 2009, 2008 and 2007 and recorded restructuring charges of $6.1 million, $6.3 million and $3.7 million, respectively. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense- control programs.

Of the $6.1 million recorded in fiscal 2009, $5.9 million related to restructuring charges for plans implemented in fiscal 2009 and $0.2 million in adjustments related to prior fiscal years' restructuring plans. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.4) million in adjustments related to prior fiscal years' restructuring plans. Of the $3.7 million recorded in fiscal 2007, $3.9 million related to restructuring charges for plans implemented in fiscal 2007 and $(0.2) million in adjustments related to prior fiscal years' restructuring plans. Adjustments made to prior fiscal years' restructuring plans for fiscal 2009 were primarily related to additional lease costs for facilities it had previously consolidated. Adjustments made to prior fiscal years' restructuring plans for fiscal years 2008 and 2007 were primarily due to actual results being lower than anticipated. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are managed at the corporate level. For further discussion of our restructuring plans, please refer to Note 11 to the Consolidated Financial Statements. The restructuring plans are discussed in detail below.

Fiscal 2009 Restructuring Plans

We recorded a total of $5.9 million in restructuring charges for plans implemented in fiscal 2009, of which $5.1 million related to severance and benefits for employee reductions worldwide and $0.8 million related to vacating certain facilities and disposing of duplicative assets.

In the first quarter of fiscal 2009, we approved and initiated a restructuring plan to (1) reduce our operating expenses due to a declining revenue base, (2) streamline our operations and (3) better align our resources with our strategic business objectives, resulting in a restructuring charge of $3.8 million in fiscal 2009. This restructuring plan included workforce reductions in all functions of the organization worldwide and consolidation of our facilities, which resulted in restructuring charges of $3.0 million and $0.8 million, respectively. Of the $3.8 million recorded in fiscal 2009 related to this restructuring plan, $0.3 million was recorded in the fourth quarter of fiscal 2009, related to accrual adjustments for the additional estimated loss on our facilities and disposing of duplicative assets.

In the third quarter of fiscal 2009, we initiated additional actions to reduce expenses as our business began to be impacted by the deterioration of macroeconomic conditions, resulting in a restructuring charge of $2.1 million in fiscal 2009 related to severance and benefits for employee reductions primarily in sales, marketing and administrative functions.

We began to achieve reductions in our annual operating expenses of approximately $10.6 million as a result of our first quarter of fiscal 2009 restructuring plan. Approximately 16%, 39% and 45% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively, and began in the first quarter of fiscal 2009. We expect to reduce our annual operating expenses by approximately $5.1 million beginning in the third quarter of fiscal 2009 as a result of the restructuring plan implemented in that quarter. Approximately 6%, 14% and 80% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense and selling, marketing and administrative expense, respectively, beginning in the third quarter of fiscal 2009.

Fiscal 2008 Restructuring Plans

We recorded restructuring charges of $6.7 million for plans implemented in fiscal 2008, of which $5.4 million related to severance and benefits for employee reductions worldwide and $1.3 million related to vacating redundant facilities and contract termination costs. Additional adjustments of $0.2 million were recorded in fiscal 2009 related to plans implemented in fiscal 2008 for facility costs.

In the first quarter of fiscal 2008, we approved and initiated a plan to restructure our operations to reduce our operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million related to severance and benefits for employee reductions. In the second quarter of fiscal 2008, we initiated additional actions in an effort to better align cost structure with our anticipated OEM revenue stream and to improve our results of operations and cash flows, resulting in a restructuring charge of $5.2 million in fiscal 2008. This restructuring plan included workforce reductions and consolidation of our facilities, which resulted in restructuring charges of $3.9 million and $1.3 million, respectively. During fiscal 2009, we recorded adjustments to the fiscal 2008 restructuring plan accrual of $0.2 million related to the additional estimated loss on our facilities.

Fiscal 2007 Restructuring Plans

In the first and second quarters of fiscal 2007, we approved and initiated plans to restructure our operations by simplifying our infrastructure. These restructuring plans eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce our cost structure, which resulted in a charge of $3.9 million in fiscal 2007. In addition, we recorded minimal provision adjustments in fiscal 2007 related to asset impairments, which were partially offset by a reduction for benefits as actual results were lower than anticipated. During fiscal 2008, we recorded adjustments to the fiscal 2007 restructuring plan accrual of $(0.2) million related to the reduction of benefits, as actual results were lower than anticipated. As of March 31, 2008, we had utilized all of these charges and the plans are now complete.

Previous Restructuring Plans

In addition, we recorded provision adjustments related to our prior fiscal years 2006, 2003, 2002 and 2001 restructuring plans' accruals, and our previous Acquisition-Related Restructuring Plan accrual (see Note 11 to the Consolidated Financial Statements) in fiscal years 2009, 2008 and 2007 for $(0.2) million in each respective fiscal year. In fiscal years 2008 and 2007, the provision adjustments primarily related to the reduction of lease costs related to the estimated loss on our facilities and a reduction of benefits as actual results were lower than anticipated. In fiscal 2006, the provision adjustments primarily related to additional lease costs related to the estimated loss on our facilities that we sublease, which was partially offset by the reduction of benefits as actual results were lower than anticipated.

Goodwill Impairment.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Goodwill Impairment                                $        16.9        100% $      --         -- % $      --

Goodwill is not amortized, but instead is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142. During the fourth quarter of fiscal 2009, we experienced a significant and continued decline in the market value of our common stock, which resulted in our market capitalization falling below our net book value. Based on our annual review of goodwill in the fourth quarter of fiscal 2009, we recorded an impairment charge of $16.9 million to write-off goodwill primarily due to net book value exceeding the implied fair value. For further discussion of our goodwill impairment, please refer to Note 7 to the Consolidated Financial Statements.

Other Charges (Gains), Net.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Other charges (gains), net:
    Impairment of intangible assets                $          --       (100)% $     2.2        100% $      --
    Impairment of investments                                 --       (100)%       0.1        (88)%       0.9
    Gain on sale of buildings                                 --        100%      (6.7)      (100)%        --
    Other                                                     --       (100)%       0.8         43%       0.6
                                                     ------------              ---------              ---------
Total Other Charges (Gains), Net                   $          --        100% $    (3.6)        n/a  $     1.5
                                                     ============              =========              =========

Other charges (gains), net primarily consisted of a gain from the sale of long-lived assets, as well as asset impairment charges related to certain properties or assets and a non-controlling interest on certain investments.

Impairment of Other Intangible Assets

We performed our regular review of long-lived assets and determined that an indicator was present in fiscal 2008 in which the carrying value was not recoverable. We recorded an impairment charge of $2.2 million in fiscal 2008 to write-off intangible assets related to the Elipsan acquisition due to a revision in our forecasts that resulted in expected negative long- term cash flows for the first time, within "Other charges (gains), net" in the Consolidated Statements of Operations. See Note 7 and 12 to the Consolidated Financial Statements for further discussions regarding the impairment of other intangible assets.

Impairment of Non-Controlling Interest on Certain Investments

We hold non-controlling interest in certain non-public companies. We regularly monitor these investments for impairment and record reductions in the carrying values when the impairment is deemed to be other-than-temporary. Circumstances that indicate an other-than-temporary decline include the length of time and the extent to which the market value has been lower than cost. We recorded impairment charges of $0.9 million in fiscal 2007 related to a decline in the value of these investments deemed to be other-than-temporary within "Other charges (gains), net" in the Consolidated Statements of Operations.

Gain on Sale of Buildings

In fiscal 2007, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. In May 2007, we completed the sale of certain of these properties that were previously classified as held for sale, with proceeds aggregating $19.9 million, exceeding our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in fiscal 2008 within "Other charges (gains), net" in the Consolidated Statements of Operations.

Other

In fiscal 2008, we recorded a charge of $0.8 million related to costs incurred to evaluate strategic options. In fiscal 2007, we recorded $0.7 million for legal and consulting fees incurred in connection with our efforts undertaken to sell the Snap Systems portion of our business, when it was originally classified as "Assets held for sale" on the Consolidated Balance Sheets through March 31, 2007. These charges were recorded within "Other charges (gains), net" in the Consolidated Statements of Operations. See Note 12 to the Consolidated Financial Statements for further details.

 Interest and Other Income, Net.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Interest and other income, net:
   Interest income                                 $        16.9        (41)% $    28.7         18% $    24.4
   Gain on sale of marketable equity securities              2.3        100%        --         -- %        --
   Gain on extinguishment of debt, net                       1.6        100%        --         -- %        --
   Realized currency transaction gains (losses)             (0.8)        n/a        2.5        165%       0.9
   Other                                                     1.0        686%       0.1        (58)%       0.3
                                                     ------------ ----------   --------- ----------   ---------
Total Interest and Other Income, Net               $        21.0        (33)% $    31.3         22% $    25.6
                                                     ============              =========              =========

Interest income reflects interest earned on our cash, cash equivalents and marketable securities' balances and realized gains and losses on marketable securities. Other income, net, is primarily attributable to realized gains on marketable equity securities, gains from the repurchase of our 3/4% Notes, and fluctuations in foreign currency gains or losses, and to a lesser extent, includes recorded changes in values not deemed to be other-than-temporary on non-controlling interest on certain investments as well as gains and losses on the dispositions of property and equipment. We expect that our interest income will decline in future periods due to a reduction in our cash, cash equivalents and marketable securities' balances as we used cash for the repurchase of our 3/4% Notes and for the acquisition of Aristos.

The decrease in interest and other income, net, in fiscal 2009 compared to fiscal 2008 was primarily due to lower interest rates combined with interest earned on lower average cash balances. In addition, in fiscal 2009, we experienced realized losses on our foreign currency transactions as compared to realized gains in fiscal 2008 due to a weaker Euro and Pound compared to United States dollar, which was applied to our foreign currency entities. This was partially offset by a recorded gain, net of selling costs, of $2.3 million on the sale of marketable equity securities of a publicly traded company, and a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs) on the repurchase of our 3/4% Notes on the open market in fiscal 2009.

The increase in interest and other income, net, in fiscal 2008 as compared to fiscal 2007 was primarily due to higher market interest rates on marketable securities. In addition, in fiscal 2008, we realized a gain of $1.6 million on the sale of a marketable debt security that was obtained as part of a fiscal 2004 acquisition. Furthermore, there were increases in the realized foreign currency transaction gains in fiscal 2008 compared to fiscal 2007 primarily related to a stronger Euro compared to the United States dollar combined with balances we hold in our European foreign entities whose functional currency is the United States dollar.

Interest Expense.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Interest Expense                                   $        (1.2)       (66)% $    (3.6)         7% $    (3.4)

Interest expense is primarily associated with our 3/4% Notes, and our 3% Notes, issued in December 2003 and March 2002, respectively. The decrease in interest expense in fiscal 2009 compared to fiscal 2008 was primarily due to the reduction in the outstanding principal amount plus premium of the 3/4% Notes of $225.0 million. Interest expense remained relatively flat for fiscal 2008 compared to fiscal 2007. We have repurchased all but $0.5 million of our 3/4% Notes as of March 31, 2009 and will not incur significant interest expense from these notes in future periods.

Provision For (Benefit From) Income Taxes.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Provision For (Benefit From)
    Income Taxes                                   $        (2.6)        n/a  $     0.0         n/a  $   (59.4)

For fiscal 2009 and 2007, we recorded income tax benefits of $2.6 million and $59.4 million on pre-tax losses from continuing operations of $16.6 million and $16.7 million, respectively. For fiscal 2008, we recorded an income tax provision of $25,000 on a pre-tax loss from continuing operations of $5.3 million. Our effective tax rates include foreign losses in jurisdictions where no tax benefit is derived, foreign taxes in jurisdictions where tax rates differ from U.S. tax rates, changes in the valuation allowance on deferred tax assets, certain state minimum taxes, discrete tax benefits associated with settling certain tax disputes with the United States and Singapore taxing authorities and included changes in judgment related to uncertain tax positions in both the United States and foreign jurisdictions based on new information received. Interest is accrued on prior years' tax disputes and refund claims as a discrete item each period.

In fiscal 2009, we recorded a net tax benefit of $1.4 million for the reversal of previously accrued liabilities, offset by changes in judgement in other uncertain tax positions and new tax exposures that were identified in the current year. Our liability releases relate to reaching final settlement with the Singapore Tax Authorities for fiscal years 1998 through 2000 and the lapsing of the statute of limitations on a pre-acquisition tax issue related to Eurologic. Changes in judgment related to Singapore tax audits that are on-going for other years and foreign tax issues that were identified during our current fiscal year, which included our tax exposures that pre-date our acquisition of ICP vortex Computersysteme GmbH, or ICP vortex resulted in increases in our liabilities for uncertain tax positions. Changes to the liabilities for uncertain tax benefits related to the Eurologic and ICP vortex items were recorded as part of the tax provision as opposed to adjusting amounts to purchase accounting as no goodwill or related intangible assets existed at March 31, 2009, due to impairments or the full amortization of intangible assets in previous fiscal years.

We have concluded our ongoing negotiations with the IRS taxing authorities with regard to our tax disputes for our fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed in Note 10 to the Notes to the Consolidated Financial Statements. We also recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million in fiscal 2009. We received notices from the California Franchise Tax Board in January 2009 as a result of their review of our amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on our amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed in Note 10 to the Notes to the Consolidated Financial Statements.

In fiscal 2007, our benefit from income taxes reflected a discrete tax benefit of $60.2 million, which was primarily attributable to our settling certain tax disputes with the United States and Singapore taxing authorities, including the resolution of our fiscal 1997 U.S. Tax Court Litigation and our fiscal 2002 and fiscal 2003 IRS audit cycle.

As of March 31, 2009, our total gross unrecognized tax benefits were $27.8 million, of which $4.1 million, if recognized, would affect the effective tax rate. There was an overall increase of $6.3 million in our gross unrecognized tax benefits in fiscal 2009 due to changes in judgment related to foreign audits as a result of new information that we received in fiscal 2009, offset by benefits from the Singapore audit settlement noted above. This net increase in our gross unrecognized tax benefits was also partially offset by the recording of a receivable of $0.7 million from a third party since we were partially indemnified by the third party for this tax matter and the issue arose in years prior to our acquisition of the entity under audit.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of March 31, 2009, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 2001 onward remained open to examination in Singapore and in various other foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of our tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Subsequent to March 31, 2009, we received notice from the Singapore Tax Authorities that the tax audit for fiscal 2001 has been completed. We expect that we will be able to recognize a tax benefit of approximately $2.6 million in the first quarter of fiscal 2010 as a result of the completion of this audit. Excluding the notification received from the Singapore Tax Authorities subsequent to year-end, management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.4 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

We had a valuation allowance for deferred tax assets of $75.9 million at March 31, 2009, as we determined that it was more likely than not that substantially all of our net U.S. deferred tax assets will not be realized. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis.

At March 31, 2008, we decided not to reinvest our remaining undistributed earnings of $221.1 million indefinitely. As a result, we provided for U.S. deferred income taxes and foreign withholding taxes on these undistributed earnings. The additional U.S. deferred income taxes were offset by decreases in our valuation allowance due to a change in assumptions, and the net effect was immaterial to our results of operations and our provision for taxes. As of March 31, 2009, we continue to provide U.S. deferred income taxes and foreign withholding taxes on our undistributed earnings of $185.9 million.

Income (Loss) From Discontinued Operations, Net of Taxes.

                                                                  Percentage             Percentage
                                                        FY2009      Change      FY2008     Change      FY2007
                                                     ------------ ----------   --------- ----------   ---------
                                                                     (in millions, except percentage)
Income (Loss) From Discontinued
    Operations, Net of Taxes                       $         3.8         n/a  $    (4.2)       (64)% $   (11.8)

The change in discontinued operations in fiscal 2009 compared to fiscal 2008 was primarily driven by the sale of the Snap NAS systems business to Overland in June 2008. We recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in fiscal 2009 in "Gain on disposal of discontinued operations, net of taxes," and incurred a "Loss from discontinued operations, net of taxes" of $0.9 million in the Consolidated Statements of Operations. The improvement in discontinued operations in fiscal 2008 compared to fiscal 2007 was primarily driven by the receipt of royalty revenues under the terms of the nonexclusive license agreement from the disposal of the IBM i/p Series RAID business, which royalty payments ceased in March 2007. The contribution from discontinued operations in fiscal 2008 was primarily related to loss incurred for Snap NAS systems business. The contribution from discontinued operations in fiscal 2007 was primarily related to residual royalty revenue from the sale of the IBM i/p Series RAID business, which was partially offset by an additional estimated loss due to our inability to sublease our facility associated with the IBM i/p Series RAID business. To the extent that we are unable to sublease this facility by the end of the lease term, which is June 2010, we may continue to record additional losses in discontinued operations in the future. In addition, discontinued operations in fiscal 2007 included inventory adjustments related to the divestiture of the OEM block-based systems business.

Liquidity and Capital Resources

Key Components of Cash Flow

Working Capital: Our principal sources of liquidity are cash on hand and cash generated from operations. We focus on managing the critical components of working capital, which include receivables, inventory, payables and short-term debt. Our working capital at March 31, 2009, 2008 and 2007 was $385.2 million, $424.7 million and $616.0 million, respectively.

The decrease in working capital at March 31, 2009 compared to March 31, 2008 of $39.4 million was attributable to (1) a decrease in total current assets of $272.0 primarily driven by the utilization of $222.9 million to repurchase our 3/4% Notes and, to a lesser extent, $38.0 million of cash used to acquire Aristos; (2) a decrease in accounts receivable of $11.5 million primarily due to lower revenue levels and our improved collection efforts; (3) a decrease in inventory of $5.8 million due to improved efficiencies in our inventory and operations management; and (4) decreases in the combined balances of prepaid expenses and other current assets of $3.4 million as well as accounts payables and accrued liabilities of $7.7 as we operate on a smaller business scale, which included reducing and streamlining our operating expenses. These decreases were offset by our positive cash flows from operations.

As of March 31, 2008, we reclassified the 3/4% Notes of $225.3 million from long-term liabilities to short-term liabilities, as we believed the holders of these 3/4% Notes would exercise their put option in December 2008. The reclassification of the 3/4% Notes was the primary reason for the decrease in working capital of $191.4 million at March 31, 2008 compared to March 31, 2007. Excluding the reclassification of the 3/4% Notes, working capital would have improved by $34.0 million, primarily driven by an increase in cash and cash equivalents, combined with marketable securities, of $53.8 million, offset by the other changes in current assets and current liabilities. During fiscal 2008 accounts receivable decreased by $10.9 million, primarily due to lower revenue levels and improved collection efforts, inventory decreased by $18.8 million, primarily driven by lower revenue levels and improved efficiencies in our inventory management, primarily with our contract manufacturer, and accounts payable decreased by $15.8 million due to the lower revenue and inventory levels.

Operating activities: Operating cash activities consist of income (loss) from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of the non-cash effect of tax settlement, impairment charges, gain on sale of long-lived assets, gain on the repurchase of the 3/4% Notes, depreciation and amortization of intangible assets, property and equipment, marketable securities and 3/4% Notes, and stock-based compensation expense recognized in accordance with SFAS No. 123(R). Net cash provided by operating activities was $13.7 million, $22.8 million and $14.8 million in fiscal years 2009, 2008 and 2007, respectively.

The decline in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 was primarily due to changes in working capital assets and liabilities that decreased cash provided by operations by $9.3 million, an increase in loss from continuing operations, net of taxes by $8.6 million and a decrease in inventory-related charges of $3.8 million. This was offset by a non-cash charge due to the impairment of goodwill of $16.9 million recorded in fiscal 2009. In fiscal 2009, cash received from customers totaled $126.2 million and cash paid to suppliers and employees for payroll totaled $138.7 million. In fiscal 2009, loss from continuing operations, net of taxes, included interest income of $16.9 million.

The improvement in cash provided by operating activities in fiscal 2008 compared to fiscal 2007 was primarily due to the fact that we recorded a non-cash tax settlement effect of $60.2 million in fiscal 2007 and changes in working capital assets and liabilities that increased cash provided by operations by $22.5 million. Excluding the non-cash tax settlement effect, we would have incurred a loss from continuing operations, net of taxes, in fiscal 2007, which would have resulted in an improvement to loss from continuing operations, net of taxes from fiscal 2007 to fiscal 2008. This was offset by an overall decline in 2008 in our recognition of non-cash items primarily related to depreciation and amortization, as we purchased fewer property and equipment and the depreciation and amortization ceased for certain assets, inventory-related charges and a gain of $6.7 million on the sale of long-lived assets in fiscal 2008.

Investing activities: Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net cash used for acquisitions, proceeds from the sale of long-lived assets, and purchases of property and equipment. Net cash provided by investing activities was $85.4 million and $115.1 million in fiscal years 2009 and 2008, respectively, compared to net cash used in investing activities of $49.1 million in fiscal 2007. In fiscal 2009, we acquired Aristos for $38.0 million. In fiscal 2008, we received proceeds from the sale of long-lived assets of $19.9 million. In fiscal years 2009 and 2008, we received cash proceeds from the net sales and maturities of our marketable securities of $123.2 million and $96.8 million, respectively, and utilized cash for the net purchases of marketable securities of $43.9 million in fiscal 2007. This was primarily due to managing our cash through interest-bearing accounts. We also minimized our purchasing of property and equipment from fiscal 2007 to fiscal 2009 as we continue to focus on cost control programs.

Financing activities: Financing cash activities primarily consist of repurchases of long-term debt and our common stock under the repurchase program, and employee stock option exercises. Net cash used in financing activities in fiscal years 2009 and 2007 was $223.6 million and $3.2 million, respectively, compared to cash provided by financing activities of $3.2 million in fiscal 2008. In fiscal 2009, we repurchase $224.5 million in principal amount of our 3/4% Notes for an aggregate price of $222.9 million. We redeemed our remaining outstanding 3% Notes for $10.6 million in fiscal 2007. In fiscal 2009, we also repurchased $2.4 million of our common stock in connection with our authorized stock repurchase program. We continue to experience a decline in the issuance of common stock under our equity compensation programs from fiscal 2007 to fiscal 2009, which was attributable to a large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock, a reduction in our headcount and a decline in purchases made under our 1986 Employee Stock Purchase Plan, which expired in April 2006.

Common Stock Repurchase Program

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. During fiscal 2009, we purchased approximately 1.0 million shares of our common stock at an average price of $2.29 for an aggregate purchase price of $2.4 million, excluding brokerage commissions. We have accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of March 31, 2009, $37.6 million remained available for repurchase under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At March 31, 2009, we had $376.6 million in cash, cash equivalents and marketable securities, of which approximately $25.2 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, other debt securities and United States government securities, and were recorded on our Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income" in stockholders' equity.

Our investment policy focuses on three objectives:  to preserve capital, to meet liquidity requirements and to maximize total return.  Our investment policy establishes minimum ratings for each classification of investment and investment concentration is limited in order to minimize risk, and the policy also limits the final maturity on any investment and the overall duration of the portfolio.  Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation.

In fiscal 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe we have the ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts are being used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We expect that our acquisition of Aristos in the second quarter of fiscal 2009 will be allowable for the Domestic Reinvestment Plan spending. Based on actual spending through fiscal 2009, we believe we have met the total spending requirements of the Domestic Reinvestment Plan at March 31, 2009; therefore, no further tax liabilities are expected to be incurred related to this distribution.

We may enter into strategic alliances, partnerships or additional acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive strategic alliances, partnerships or additional acquisitions, we may be required to use a significant portion of our available cash balances.

We expect capital expenditures of between $1.0 million and $2.0 million during fiscal 2010, without taking into account any acquisitions.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2009, the carrying value of such investments aggregated $1.2 million, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. We recorded a charge of $0.4 million in fiscal 2009 to the Statements of Operations due to a decline in the values of these investments. Given the recent downturn in equity investments and current market conditions, we may be required to record a further impairment charge against all or a portion of the investments in the future.

We believe that our cash balances and the expected cash flows generated by operations and available sources of equity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional cash to fund additional acquisitions or investment opportunities. In addition, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we would be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute existing ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Legal Proceedings

We were previously subject to IRS audits for our fiscal years 1994 through 2003. During fiscal 2007, we reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

Holdback

In connection with our acquisition of Aristos, a portion of the purchase price totaling $4.3 million was held back to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. As of March 31, 2009, the Aristos holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise.

Convertible Subordinated Notes

In fiscal 2009, we repurchased a total of $191.0 million in principal amount of our 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million), which was recorded within "Interest and other income, net" in the Consolidated Statements of Operations. In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008 and January 2009, which required us to purchase our 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. At March 31, 2009, we had a remaining liability of $0.5 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 for a detailed discussion of our debt and equity transactions).

Intellectual Property and Other Indemnification Obligations

We have entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by us is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party's claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have agreements whereby we indemnify our directors and certain of our officers for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, we maintain a Director and Officer insurance policy which may cover all or a portion of the liabilities arising from our obligation to indemnify our directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, we has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations

Our contractual obligations at March 31, 2009 are as follows:

Contractual Obligations (in thousands)                      Payments Due By Period
----------------------------------------  ----------------------------------------------------------
                                                         Less                                More
                                                         than                                than
                                            Total       1 year    1-3 years   3-5 years    5 years
                                          ----------  ----------  ----------  ----------  ----------
Long-Term Debt (1)                       $      477  $      477  $       --  $       --  $       --
Operating Lease Obligations (2)              13,044       5,014       6,699       1,331          --
Purchase Obligations (3)                     12,466      12,466          --          --          --
Other Long-Term Liabilities (4)                 733          --          --          --         733
FIN 48 Obligations (5)                        8,217       2,365          --          --       5,852
HCL agreement (6)                             3,607       1,791       1,816          --          --
                                          ----------  ----------  ----------  ----------  ----------
Total                                    $   38,544  $   22,113  $    8,515  $    1,331  $    6,585
                                          ==========  ==========  ==========  ==========  ==========

__________________

(1) Long-term debt includes anticipated interest payments on our 3/4% Notes that are not recorded on our Consolidated Balance Sheets. As we will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months, we have continued to classify the 3/4% Notes as short-term obligations, due less than one year. Any future repurchases of our 3/4% Notes would reduce anticipated interest and/or principal payments.

(2) Operating lease obligations include amounts recorded in "Other long-term liabilities" on our Consolidated Balance Sheets of $0.7 million related to the consolidation of our facilities associated with our restructuring plans and discontinued operations.

(3) For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of March 31, 2009. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(4) Other long-term liabilities included a defined benefit retirement plan at one of our foreign subsidiaries that we acquired in fiscal 2004. The liability is calculated in accordance with statutory government plans.

(5) FIN 48 obligations relate to gross unrecognized tax benefits, of which $2.4 million and $5.8 million were reflected in "Accrued and other liabilities" and "Other long-term liabilities," respectively. The timing of any payments which could result from the unrecognized tax benefits will depend upon a number of factors. Management believes that it is reasonably possible that the net unrecognized tax benefits will decrease by approximately $2.4 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions. For the purposes of this table, we have disclosed the remaining net unrecognized tax benefits of $5.8 million in the more than five years' column as we can not estimate the timing of payment for the remaining FIN 48 obligations nor do we expect a significant tax payment related to the remaining FIN 48 obligations to occur within the next 12 months. Our gross unrecognized tax benefits was partially offset by the recording of a receivable of $0.7 million from a third party since we were partially indemnified by the third party for this tax matter and the issue arose in years prior to our acquisition of the entity under audit. We have excluded this receivable from the table above.

(6) The strategic development agreement relates to a three-year agreement with HCL, to provide product development and engineering services for our product portfolio.

Off Balance-Sheet Arrangements

In conjunction with the issuance of the 3/4% Notes in December 2003, we entered into a convertible bond hedge transaction with an affiliate of one of the original purchasers of the 3/4% Notes. The convertible bond hedge was designed to mitigate stock dilution from conversion of the 3/4% Notes. The convertible bond hedge has value if the average market price per share of our common stock upon exercise or expiration of the bond hedge is greater than $11.704 per share. Under the convertible bond hedge arrangement, the counterparty agreed to sell to us up to 19.2 million shares of our common stock, which is the number of shares issuable upon conversion of the 3/4% Notes in full, at a price of $11.704 per share. The convertible bond hedge transaction may be settled at our option either in cash or net shares; however, the convertible bond hedge expired unexercised in December 2008. Although the remaining balance of our 3/4% Notes is relatively small and the market trading is very limited, we expect the cost basis of $0.5 million at March 31, 2009 for the 3/4% Notes to approximate fair value.

Critical Accounting Policies and Estimates

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

Revenue Recognition: We recognize revenue from the majority of our product sales, including sales to OEMs, distributors and retailers, upon shipment from us, provided that title has passed, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales where software is essential to the functionality is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by our customer, the price is fixed or determinable and collectibility is probable. We consider the following basic criteria for evaluating revenue recognition on sales transactions: SAB No. 104, EITF No. 00-21, SOP No. 97-2 and SFAS No. 48, among other related interpretations. The application of the appropriate accounting principle to our revenue is dependent upon specific transactions or combinations of transactions. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make estimates of the collectibility of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer's ability to pay. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate. The allowance for doubtful accounts was $46,000 and $258,000 as of March 31, 2009 and 2008, respectively.

Cash, Cash Equivalents and Marketable Securities Valuation: Our investments are classified as available-for-sale and are reported at fair market value, inclusive of unrealized gains and losses, as of the respective balance sheet date. Our balance sheet is updated at each reporting period to reflect the change in the fair value of our investments that have declined below or rose above its original cost. We do not hold our securities for trading or speculative purposes.

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

Goodwill:    Goodwill is initially recorded when the purchase price paid for an acquired business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of our company, as we contain only one reporting unit, to our net book value, including goodwill. If a determination is made that it is "more-likely-than-not" that the long-term fair value of our company will remain below our net book value, goodwill should be tested prior to our annual review. Indicators that a potential impairment may exist prior to our annual review would include, but are not limited to, the following:

  a significant decline in the market value of our invested capital, including the market value of our common stock;

  a continued loss of our executives, principal engineers and other key employees; and

  sustained operating losses.

The calculation of fair value could be impacted by changes in the inputs and assumptions used. Our fair value estimates are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and, as a result, actual results may differ from those estimates. To determine the fair value, our review process uses the income approach and the market approach, which utilizes comparable companies' data. The income approach uses estimates including the following: forecasted revenues based on assumed market growth rates and our assumed market share; estimated costs; expected periods the assets will be utilized; and appropriate discount rates based on the particular business' weighted average cost of capital. Our estimates of market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also consider our market capitalization on the dates of our impairment tests under SFAS No. 142 in determining the fair value of our company.

If the net book value of our company exceeds its implied fair value, goodwill will be considered impaired and a second step is performed to measure the amount of the impairment loss, if any. In September 2009, we acquired Aristos and recorded $16.9 million related to goodwill. During the fourth quarter of fiscal 2009, we experienced a significant and continued decline in the market value of our common stock, which resulted in our market capitalization falling below our net book value. In addition, we performed our annual review of goodwill in the fourth quarter of fiscal 2009. As a result of the assessment, we determined that our net book value exceeded the implied fair value; therefore, we recorded an impairment charge of $16.9 million in fiscal 2009 to write-off the entire goodwill balance. We also assessed the fair values of the related intangible assets and determined that our other intangible assets were not impaired. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we must also consider whether indicators are present that would require us to record an impairment charge for our other intangible assets under SFAS No. 144.

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

We use the Black-Scholes option valuation model to value stock awards. We estimate stock price volatility based on an average of our historical volatility and the implied volatility derived from traded options on our stock. Estimated option life and forfeiture rate assumptions are derived from normalized historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method over the requisite service period of the awards and adjusted for estimated forfeitures.

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

In the fiscal 2009, we experienced variances in the impact of specific rate items compared to prior years.  The majority of the effective tax rate differences were driven by the overall increase in our consolidated pre-tax losses from $5.3 million in fiscal 2008 to $16.6 million in fiscal 2009. Other significant shifts include the impact of tax reserves, foreign losses not benefited, foreign income taxed at non-U.S. rates, and distributions from subsidiaries.

We must assess the likelihood that we will be able to recover our deferred tax assets. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of expected future income at March 31, 2009, the full valuation allowance against our net U.S. deferred tax assets totaled $75.9 million.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. Tax related assets and liabilities as of March 31, 2009 reflect settlements reached during the fiscal year, which generated a net tax benefit of $2.6 million in fiscal 2009. For a discussion of current tax matters, see Note 14 to the Consolidated Financial Statements.

Major Transactions

We are continually exploring strategic acquisitions to build upon our existing library of intellectual property and enhance our technological leadership in the markets in which we operate. Below is a discussion regarding the acquisitions and dispositions that were transacted during fiscal years 2009, 2008 and 2007.

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

Management Liquidation Pool: Under the Merger Agreement, we agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with us, and will be expensed to the Consolidated Statements of Operations as earned. In fiscal 2009, we recorded expense of $2.3 million in the Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a business combination and, accordingly, the results of Aristos have been included in our consolidated results of operations and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. In fiscal 2009, we established a reserve for the full remaining $1.2 million of this receivable as a result of the financial difficulties Overland has reported. Notwithstanding the establishment of this reserve, we intend to seek payment in full of this receivable. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in fiscal 2009 in "Gain on disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, see "Recent Accounting Pronouncements" in "Note 1 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our investment portfolio and debt issuances. As of March 31, 2009, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $264.9 million (see Note 4 to the Consolidated Financial Statements) and included corporate obligations, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade as specified by our investment policy. Our investment policy also limits investment concentration, the final maturity on any investment and the overall duration of the portfolio to preserve capital, to meet liquidity requirements and to maximize total return.  These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)." Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation. If the yield-to-maturity on our current available-for-sale investments declines by 10%, our "Interest and other income, net" in the Consolidated Statements of Operations would be negatively impacted by approximately $0.9 million.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We have invested in technology companies through two venture capital funds. As of March 31, 2009, the carrying value of such investments aggregated $1.2 million (see Note 4 to the Consolidated Financial Statements). We monitor our equity investments on a periodic basis, by recording these investments based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of our equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

Foreign Currency Risk

We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact on our results. For all three fiscal years presented, there was an immaterial currency exchange impact from our intercompany transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. A 10% change in foreign currency exchange rates on our cash, cash equivalents and marketable securities that are denominated in foreign currencies would negatively impact our annual financial results by approximately $2.5 million.

Item 8. Financial Statements and Supplementary Data

See the index appearing under Item 15(a)(1) on page 77 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2009 and 2008 and for each of the three years in the period ended March 31, 2009 and the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2009, which ended on March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report of Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The name and age of each of our executive officers and directors and their respective positions with Adaptec as of May 19, 2009 are set forth below. Additional biographical information concerning each of our executive officers and directors follows the table.
Name	Age	Principal Occupation	Director Since
Subramanian "Sundi" Sundaresh	52	President and Chief Executive Officer and Director	2005
Mary L. Dotz	51	Vice President and Chief Financial Officer	N/A
Anil Gupta	50	Former Vice President and General Manager of the Storage Technology Products	N/A
Marcus D. Lowe	53	Vice President of Marketing and Business Development	N/A
John Noellert	51	Vice President of Worldwide Sales	N/A
Jon S. Castor (1) (2)	57	Director	2006
Jack L. Howard (3)	47	Chairman of the Board of Directors	2007
Joseph S. Kennedy (3)	62	Director	2001
Robert J. Loarie (2)	66	Director	1981
John Mutch (1)	52	Director	2007
John J. Quicke (2)	59	Director	2007
Lawrence J. Ruisi (1)	61	Director	2008
Douglas E. Van Houweling (3)	65	Director	2002

__________________

(1) Audit Committee member
(2) Compensation Committee member
(3) Governance and Nominating Committee member

Executive Officers

Subramanian "Sundi" Sundaresh has served as our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

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

Anil Gupta served as the Company's Vice President and General Manager of the Storage Technology Products from September 2008 to April 2009, pursuant to a separation agreement entered into between us and Mr. Gupta, effective March 31, 2009. Prior to joining Adaptec through the acquisition of Aristos, Mr. Gupta served as Aristos' President and Chief Executive Officer from June 2000 to August 2008.

Marcus D. Lowe has served as our Vice President of Marketing and Business Development since April 2009, Vice President of Emerging Business Unit and Corporate Development from April 2006 to March 2009, and Vice President and General Manager from July 2005 to March 2006. Prior to rejoining Adaptec, Mr. Lowe was a Managing Director at Praxis Ventures, a consulting and investment firm, from April 2004 to June 2005. Between July 2000 and March 2004, Mr. Lowe served as Chief Executive Officer and President of New Moon Systems, Inc., a software provider to manage and deploy Windows-based applications to end-user desktops. Mr. Lowe previously worked at Adaptec from 1991 to 1997 as a General Manager for the SCSI business group, and later the Fibre Channel products group.

John Noellert has served as the Company's Vice President of Worldwide Sales since August 2007 and previously served as the Company's Vice President of Americas Channel Sales and Marketing from December 2005 to July 2007. Prior to rejoining Adaptec, Mr. Noellert was Vice President of Sales at Intransa, Inc., a provider of scalable, external IP video storage, from July 2004 to November 2005. Between June 2002 and June 2004, Mr. Noellert served as a Director of Global Channels at Brocade Communications Systems Inc., a supplier of storage area network equipment and data center networking solutions that help enterprises connect and manage their information. Mr. Noellert previously worked at Adaptec from 1992 to 1996 as Vice President of Channel Sales.

Directors

Jon S. Castor has been a private investor since June 2004. From August 2003 to June 2004, Mr. Castor was a senior executive with Zoran Corporation, a provider of digital solutions for applications in the digital entertainment and digital imaging markets, including service as Senior Vice President and General Manager of Zoran's DTV Division. From October 2002 to August 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits and software for digital televisions and printers, which was acquired by Zoran. In 1996, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television integrated circuits, software and systems, where he served in several capacities, including as its Chief Executive Officer and director from November 2000 to October 2002, when it was acquired by Oak Technology. Mr. Castor also serves on the Boards of Directors of two private companies.

Jack L. Howard became the Chairman of our Board of Directors in August 2008 and has been a director with us since December 2007. Mr. Howard is the President of Steel Partners LLC ("Steel Partners"), a global management firm, and has been associated with Steel Partners and its affiliates since 1993. Mr. Howard co-founded Steel Partners II, L.P. ("Steel Partners II"), a private investment partnership, in 1993. He has been a registered principal of Mutual Securities, Inc., a NASD registered broker-dealer, since 1989. Mr. Howard has served as the Chief Operating Officer of SP Acquisition Holdings, Inc. ("SP Acquisition"), a company formed for the purpose of acquiring one or more businesses or assets, since June 2007 and has served as its Secretary since February 2007. He also served as a director of SP Acquisition from February 2007 to June 2007 and as its Vice-Chairman from February 2007 to August 2007. Mr. Howard has been a director of WHX Corporation, a diversified industrial products manufacturing company, since July 2005. Mr. Howard served as Chairman of the Board of a predecessor entity of WebFinancial L.P. ("Web L.P."), a diversified holding company with interests in a variety of businesses, from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008. From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Web L.P.'s predecessor entity. He has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006. He has served as a director of CoSine Communications, Inc., a former global telecommunications equipment supplier, since July 2005. He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.

Joseph S. Kennedy has been a private investor since May 2008. From June 2003 until May 2008, Mr. Kennedy served as President and Chief Executive Officer of Omneon, Inc., a developer of video media servers for the broadcast industry. From June 1999 until March 2002, he served as President, Chief Executive Officer and Chairman of the Board of Pluris Inc., a developer of Internet routers. Mr. Kennedy was the founder and Chief Executive Officer of Rapid City Communications from February 1996 until that company was acquired by Bay Networks in June 1997, after which time he served as President and General Manager of Bay Networks' switching products division until June 1998. Mr. Kennedy has been serving as a director of two private companies since June 2000 and 2003.

Robert J. Loarie retired as an Advisory Director of Morgan Stanley & Co., a diversified investment firm in October 2007, and he has been a private investor since that time. He also served as Managing Director for Morgan Stanley & Co from December 1997 until March 2003, and as a principal of that firm from August 1992 until November 1997. In addition, Mr. Loarie served as a general partner or managing member of several venture capital investment partnerships or limited liability companies affiliated with Morgan Stanley since August 1992.

John Mutch has been the Chief Executive Officer of Symark International, Inc., global information security company that specializes in identity and access management (IAM) solutions, since November 2008 and has been the founder and managing partner of MV Advisors, LLC, a strategic block investment firm that provides focused investment and strategic guidance to small and mid-cap technology companies since December 2005. Prior to founding MV Advisors, Mr. Mutch was the President and Chief Executive Officer of Peregrine Systems, an enterprise software provider. In March 2003, Mr. Mutch was appointed to the Peregrine Board of Directors by the U.S. Bankruptcy Court and assisted the company in its bankruptcy work out. Mr. Mutch became President and Chief Executive Officer of Peregrine in August 2003 until its sale to Hewlett Packard in December 2005. Previously, Mr. Mutch served as President and Chief Executive Officer of HNC Software, an enterprise analytics software provider that was sold to Fair Isaac in August 2002. Mr. Mutch also spent seven years at Microsoft Corporation in a variety of executive sales and marketing positions. Mr. Mutch is also a director of Agilysys, Inc., a provider of innovative IT solutions.

John J. Quicke is a Managing Director and operating partner of Steel Partners. He has been associated with Steel Partners and its affiliates since September 2005. Mr. Quicke has served as a director of Rowan Companies, Inc., an offshore contract driller of oil and gas, since January 2009. He has served as a director of WHX since July 2005, as a Vice President since October 2005 and as President and Chief Executive Officer of its Bairnco Corporation subsidiary from April 2007 to December 2008. Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. Mr. Quicke served as a director of Layne Christensen Company, a provider of products and services for the water, mineral construction and energy markets, from October 2006 to June 2007. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From April 2005 to August 2005, Mr. Quicke occasionally served as consultant to Steel Partners and explored other business opportunities.

Lawrence J. Ruisi is a private investor/consultant and also serves on the Board of Governors of Sound Shore Medical Center where he was Chairman from 2002 to 2006. Mr. Ruisi was Chief Executive Officer and President of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President and Chief Financial Officer of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983. He also serves on the Boards of Directors of Hughes Communications, Inc., a provider of broadband satellite network services and systems, Rowan Companies, Inc., an offshore contract driller of oil and gas, and Innkeepers USA, a privately held hotel real estate investment trust.

Douglas E. Van Houweling has served as the President and Chief Executive Officer of the University Corporation for Advanced Internet Development (UCAID), the formal organization supporting Internet2, since November 1997. Dr. Van Houweling also serves as a professor in the School of Information at the University of Michigan. Before undertaking his responsibilities at UCAID, Dr. Van Houweling was Dean for Academic Outreach and Vice Provost for Information and Technology at the University of Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during fiscal 2009, except that Steel Partners II filed two Forms 4 late during fiscal 2009, which covered a total of eight open market purchases of shares of our common stock by Steel Partners II.

Audit Committee

We have an Audit Committee of our Board of Directors, the current members of which are John Mutch (Chair), Jon S. Castor and Lawrence J. Ruisi, each of whom are "independent" as defined by the rules of The NASDAQ Stock Market. Our Board of Directors has also determined that Lawrence J. Ruisi qualifies as an "audit committee financial expert," as defined under Item 407(d)(5) of Regulation S-K and meets the NASDAQ financial sophistication requirement of having past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and retention of our independent registered public accounting firm, which reports to the Audit Committee.

Report of the Audit Committee

The following is the Report of the Audit Committee with respect to our audited financial statements for our fiscal year ended March 31, 2009.

The Audit Committee's purpose is, among other things, to assist our Board of Directors in its oversight of its financial accounting, reporting and controls. Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and each is an "independent" director within the meaning of the listing standards of The NASDAQ Global Market. The Audit Committee operates under a written charter, which was formally adopted by the Board of Directors in June 2000 and most recently updated in March 2004.

Our management is responsible for the preparation, presentation and integrity of our financial statements, including setting the accounting and financial reporting principles and designing our system of internal control over financial reporting. Our independent registered public accounting firm, PricewaterhouseCoopers, is responsible for performing an independent audit of our Consolidated Financial Statements and for expressing opinions on the conformity of our audited financial statements to generally accepted accounting principles, on management's assessment of the effectiveness of internal control over financial reporting and on the effectiveness of our internal control over financial reporting based on their audit. The Audit Committee oversees these processes, although members of the Audit Committee are not engaged in the practice of auditing or accounting, and their functions are not intended to duplicate or to certify the activities of management or PricewaterhouseCoopers.

The Audit Committee has reviewed and discussed our audited Consolidated Financial Statements with management and PricewaterhouseCoopers. The Audit Committee met with PricewaterhouseCoopers, with and without management present, to discuss the results of its examinations, its evaluation of our internal control over financial reporting and the overall quality of our financial reporting.

The Audit Committee also has discussed with PricewaterhouseCoopers the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees. The Audit Committee has received the written disclosures and the letter from PricewaterhouseCoopers required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Audit Committee also has discussed with PricewaterhouseCoopers that firm's independence. Based on the review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this report and its charter, the Audit Committee recommended to the Board of Directors that the audited Consolidated Financial Statements be included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009.

The preceding report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, or the Exchange Act, whether made before or after the date of this Proxy Statement and irrespective of any general incorporation language in any of our filings.

AUDIT COMMITTEE
John Mutch, Chair
Jon S. Castor
Lawrence J. Ruisi

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and our independent directors with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC, and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on the Company's web site at http://investor.adaptec.com/downloads.cfm?Year=&CategoryID=589. The Company will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

Stockholder Nominations of Directors

During fiscal 2009, we did not make any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses our executive compensation philosophy, decisions and practices for fiscal 2009. It places in perspective the earnings of our "named executive officers" listed in the Summary Compensation Table on page 62.

Compensation Philosophy and Overview

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives' interests with those of our stockholders.

The compensation programs for our named executive officers have three principal elements which are developed in part by referencing the 50th percentile of our comparable market: a base salary, cash incentive bonuses linked to achievement of financial and corporate goals, and equity-based incentive compensation. In addition, we provide our executive officers benefits that in most cases are available generally to all of our salaried employees. As further discussed below, we largely view these primary components of our compensation as distinct in that we seek to provide salary, bonus and equity awards that are each competitive at appropriate levels with our peer companies.

The compensation philosophy of the Compensation Committee of the Board of Directors (the "Committee") is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if Adaptec and our stock price perform well over time. We believe that our executive officers should have a larger portion of their equity incentive awards at risk compared with our other employees. Specifically, we believe that over the long term, executive officers should have a greater percentage of their equity compensation in the form of stock options and performance- contingent stock rather than time-based restricted stock, as stock options and performance-contingent stock are more aligned with the objectives of our shareholders.

Fiscal Year 2009. In addition to the factors that we normally consider in formulating our compensation program in 2009, we also took account of several specific factors that impacted our business: (1) a strategic acquisition; (2) a divestiture initiative; (3) significant outsourcing and attrition; (4) reduced OEM revenue; and (5) aggressive cost cutting initiatives.

Because of these circumstances: (1) We didn't make significant changes to base salaries. We kept base salaries generally at the prior year's level due to our desire to contain costs and our belief that an overall increase in base pay was not required to keep the Company reasonably competitive with the base pay of our peers. (2) We split our cash bonus incentive into two six-month bonus periods (instead of an annual measurement). We evaluated the financial component of our bonus incentive based on six-month intervals due to the divestiture of the SSG in the first half of the fiscal year and the acquisition of Aristos in the second-half of the fiscal year. The financial measurement goal for each of the six month periods in fiscal 2009 was a specified level of pro-forma operating profit (loss) before income taxes ("OPBT"). The OPBT differs from generally accepted accounting principles ("GAAP") operating profit (loss) in which OPBT primarily excludes stock-based compensation expense, expense associated with our management liquidation pool, restructuring charges, impairment charges of long-lived assets and goodwill, and gain on extinguishment of debt. For the first six months this goal was based on the OPBT profit performance, exclusive of our acquisition of Aristos and disposition of SSG. For the second-half of the year, the financial goal was formulated inclusive of the acquisition of Aristos in the later part of the second fiscal quarter. Aristos was in its initial phase of revenue generation with two key OEMs. While the Board of Directors ("Board") and management believed that a consolidated OPBT loss was unavoidable in the second-half of fiscal 2009, the Committee maintained, and the CEO supported, an aggressive financial goal because our objective is to move the Company to a practice of funding the bonus pool out of net profits. Going forward, we intend to measure financial performance at the end of the fiscal year based on the attainment of pro-forma net profits.

Equity compensation granted to executive officers included three elements: options, performance- contingent stock , which was granted shortly after the close of the fiscal year 2009, and time-based restricted stock. The first-time addition of performance-contingent stock to the mix of equity awards (with a corresponding reduction in the size of time-based restricted stock awards) shows our intent to increasingly utilize equity awards where the ultimate value of the award is more closely linked to Company's performance and growth in shareholder value.

Role of the Compensation Committee

The current members of the Committee are Jon Castor, who is the Chair of the Committee, Robert Loarie and John Quicke. Mr. Castor, Mr. Loarie and Mr. Quicke served on the Committee for all of fiscal 2009.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to determine executive officers' total compensation, and, subject to the approval of the Board, to determine our CEO's total compensation.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee's most recent overall compensation review occurred in February 2009.

In fiscal 2009, all Committee members attended all Committee meetings. Typically, Committee meetings are also attended by, for all or a portion of appropriate meetings, our CEO, and our Vice President of Human Resources. An independent compensation consultant from Compensia, Inc. ("Compensia") and a compensation specialist from our legal counsel, Fenwick & West LLP, provided support to the Committee, including attending meetings from time to time.

Review of Executive Officers and their Compensation

The Committee and our Board are responsible for the review of our CEO's performance. In fiscal 2009 the Chairman of the Committee led a formal review that included a self-evaluation by the CEO and input from each member of the Board. The results were shared with the CEO, members of the Committee and all members of the Board.

Mr. Subramanian Sundaresh, our CEO, annually reviews the performance of each of our other executive officers. As part of this process, each executive officer also completes a self assessment of his/her performance.

Mr. Sundaresh rates the performance of his direct staff and the Committee rates the performance of Mr. Sundaresh in consultation with the other non-executive Directors of the Board.

Mr. Sundaresh's recommendations based on his reviews of executives reporting to him, peer compensation surveys and other relevant information, including with respect to continued employment, salary adjustments, incentive awards and equity award amounts, are presented to the Committee. The Committee thoughtfully considers the CEO's recommendations when exercising its own judgment in making compensation decisions and awards to our executive officers who report to the CEO.

Survey Analysis

In fiscal 2009, we engaged Radford Surveys + Consulting, a business unit of AON Consulting ("Radford"), to provide comprehensive compensation data. Radford conducts a number of compensation surveys for the technology industry. The surveys compare compensation practices for executives among other high technology companies and cover base salary, cash incentives, stock equity incentive grants and total cash as a percentage of total direct compensation.

Radford provides quarterly summaries of industry trends to our Vice President of Human Resources, which enable Human Resources to remain current on total compensation trends for the broader population and for executive officers. This information is shared with the Committee. Our Vice President of Human Resources also reviews the Radford Total Company Results survey comprised of data for executives from approximately 125 technology companies with $50 million to $200 million in annual revenues. In addition to this information, which is shared with the Committee, the Committee also considers other reference points in reviewing compensation data. In particular, we review the Radford Total Custom Company Results survey provided by Radford that compares executive compensation information for a peer group of high technology companies or their divisions, with $100 million to $500 million in annual revenues. The peer group is primarily in the storage, computer peripherals, and semiconductor components businesses with which we compete for executive and technical employees. The list of peer companies, their industry classification and revenue ranges is as follows:

Company Name	Industry	Revenue
3Par	Computer/Peripherals	$100 million - $199.9 million
Anadigics	Semiconductor Components	$100 million - $199.9 million
Cirrus Logic	Semiconductor Components	$100 million - $199.9 million
Cortina Systems	Semiconductor Components	$100 million - $199.9 million
Data Domain	Network Products/Services	$100 million - $199.9 million
Mindspeed Technologies	Semiconductor Components	$100 million - $199.9 million
Netlogic Microsystems	Semiconductor Components	$100 million - $199.9 million
Pericom Semiconductor	Semiconductor Components	$100 million - $199.9 million
Rambus	Semiconductor Components	$100 million - $199.9 million
AMCC	Semiconductor Components	$200 million - $499.9 million
Datalogic Scanning	Computer/Peripherals	$200 million - $499.9 million
Dot Hill Systems	Computer/Peripherals	$200 million - $499.9 million
Emulex	Computer/Peripherals	$200 million - $499.9 million
Extreme Networks	Network Products/Services	$200 million - $499.9 million
PMC-Sierra	Semiconductor Components	$200 million - $499.9 million
Riverbed Technology	Network Products/Services	$200 million - $499.9 million
Silicon Image	Semiconductor Components	$200 million - $499.9 million
Silicon Storage Technology	Semiconductor Components	$200 million - $499.9 million
Synaptics	Computer/Peripherals	$200 million - $499.9 million
Wind River Systems	Software Products/Services	$200 million - $499.9 million

The companies included in our peer group may change from year to year when the underlying criteria used to determine a match change. For example, a company may elect to no longer participate in the survey on an annual basis or a company's revenue may change materially relative to ours. Similarly new companies may be added into the survey having revenue that matches our revenue levels or industry. Our peer group list compared to last fiscal year includes additional companies in the $100 million - $199.9 million range and in the semiconductor components industry due to our reduced revenue, our new semiconductor business and our strategic plan direction.

External Advisor

The Committee has the authority to engage the services of outside advisors, and does so as needed. In fiscal 2009 the Committee selectively engaged the services of Compensia as an independent advisor to assist the Committee in its review of fiscal 2009 compensation for executive officers and in a review of board compensation. The Committee also continued to selectively engage the services of a compensation legal specialist with Fenwick & West LLP, counsel to the Company.

Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to the Company, as well as the tax consequences to employees. We account for equity compensation paid to our employees under SFAS No. 123(R), which requires us to estimate and record an expense over the service period of the award. The SFAS No. 123(R) cost of our equity awards is considered by management as part of our equity grant recommendations to the Committee.

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our CEO and certain other of our most highly compensated executive officers. This limitation does not apply to compensation that is considered "performance-based" under applicable tax rules. Our executive stock options and our performance based restricted stock awards are intended to qualify as "performance-based," so that compensation attributable to these forms of equity incentives is fully tax deductible. However, time-based restricted stock units ("RSUs"), awarded by the Company in fiscal 2009 and prior years, do not meet the requirements of Section 162(m) as performance-based. Therefore, the fair market value of the shares that vest during a particular year will be counted along with other non-performance-based compensation in that year in determining whether the $1 million limit for non- performance-based compensation is exceeded. Although we also provide cash compensation to executives in forms that do not meet the requirements for "performance-based" compensation, such as base salary and annual incentive pay, we have no individuals who received non-performance-based cash compensation in excess of the Section 162(m) tax deduction limit in fiscal year 2009, excluding Mr. Gupta as set forth below. In future years, payment of cash or settlement of restricted stock or RSU amounts may be non-deductible because they are not performance-based under Section 162(m). The Committee has determined that it is important to retain flexibility and competitiveness in its compensation program, and that while it is also important to be mindful of the $1 million limit, compensation in excess of the $1 million limit may not always qualify as "performance-based" within the meaning of Section 162(m).

Fiscal Year 2009 Executive Compensation Program

Components of our Compensation Program

Base Salary. In fiscal 2009, we generally maintained the base salary for each of the persons who were "named executive officers" at the same level as the fiscal 2008 salaries. Our goal in fiscal 2009 was to benchmark salaries at or near the middle (50th percentile) of the market based on the survey information discussed above under "Survey Analysis," input from Compensia, and our own hiring experience, and we determined that salary increases were not necessary to achieve this level of compensation. We believe the officers should be paid competitively and generally not above or below the market data unless their experience capabilities, and/or responsibilities warrant either a higher or lower placement compared to market. The base salary of Mr. Sundaresh, our CEO, was increased to $450,000 on April 1, 2006 and has not been increased since then primarily due to the Company subsequently matching to lower revenue companies in the Radford Total Company Results ($100 million - $200 million Revenue) and the Radford Total Custom Company Results ($100 million - $500 million Revenue) surveys.

The base salary of Mr. Lowe, Vice President of Corporate Development, was set at $260,000 on April 1, 2006 and did not change through the end of the fiscal year. Shortly after fiscal year end, effective April 6, 2009, Mr. Lowe's title was changed to Vice President of Marketing and Business Development and his base salary was reduced to $240,000. His new base salary was determined largely by benchmarking to peers at the 50th percentile as previously described. The base salary for Ms. Dotz, Chief Financial Officer, who joined us at the end of fiscal 2008 was $265,000 and did not change in fiscal 2009. The target annual earnings for Mr. Noellert, Vice President of Worldwide Sales, who is a named executive officer for fiscal 2009 was $310,000, which includes a base salary of $217,000 and target incentives for revenue-related achievements of $93,000. Mr. Noellert's target annual earnings include both base and incentive pay, with the performance targets that serve as the basis for awarding Nr. Noellert his incentive pay to be established by the CEO and the Committee at the beginning of each fiscal year. Mr. Noellert's target annual earnings increased from $291,500 to $310,000, effective August 20, 2007 when he was promoted from Vice President of Sales for North America to Vice President of Worldwide Sales. His new target annual earnings were determined largely by benchmarking to peers at the 50th percentile as previously described. Mr. Gupta is no longer with the company; his base pay is discussed below under "Acquisition of Aristos."

Executive Bonus Incentive Program. We maintain the Adaptec Incentive Plan (the "AIP"), a cash incentive program, for executive officers and other Adaptec employees. In fiscal 2009, the AIP consisted of two six-month bonus periods, and funding of the plan was conditioned upon two major components: specific financial results and non-financial corporate goals that are approved by the Committee. The non-financial corporate goals accounted for 25% of the funding of the AIP pool and the financial results accounted for 75% of the funding pool. The financial results component was based upon Adaptec achieving a minimum threshold of OPBT for each six-month bonus period. The Committee determined the goals, and the weight of each goal in consultation with management. Achievement of goals was measured at the beginning of the third fiscal quarter for the first half cash bonuses and at the beginning of the first fiscal quarter of the following fiscal year for the second half cash bonuses.

The target bonus as a percent of salary for each executive officer was established when the officer was hired to his/her position. Each year we validate that the target bonus remains appropriate for the officer's role based on market data. An executive officer can earn 0% to 200% of his or her target incentive. We referenced the same Radford survey data discussed above for each position held by an executive officer to assist us in determining cash bonus incentive targets as a percentage of base salary. As with other elements of compensation, we focus principally on the 50th percentile of market. The bonus levels awarded to our executive officers are based on the Company's achievement levels with respect to the financial and non-financial corporate goals, and on the basis of their individual performance. The differences in target bonuses reflect the different or similar market incentives for the named executives. Individual performance for executive officers, other than Mr. Sundaresh is based on an evaluation by Mr. Sundaresh and the Committee, and the Committee determines the level of Mr. Sundaresh's achievement of his individual goals and discusses this with the Board. The Committee also determines and discusses with the Board, the Company's performance with respect to financial and non-financial goals, in consultation with management and after referring to the relevant performance data, including in some cases preliminary audited financials, as provided to the Committee by management. The Committee reserves the right to adjust upward or downward based on the final audited financials. The individual performance factors utilized by the Committee and the CEO in the case of the named executive officers were: 1) performance to their individual and organizational objectives; 2) contributions to achievement of the corporate goals; 3) contributions to achievement of the financial goals; and 4) subjective evaluation of their leadership. These individual and organizational objectives have been achievable. The Committee determined that they were achieved as discussed below are usually proposed by the CEO to the Committee, revised and reformed in response to the Committee's guidance, and ultimately determined by the Committee and, for the CEO, by the Board. For fiscal 2009, the target bonus payment for Mr. Sundaresh was 85% of his base salary, and 50% of his or her base salary for Mr. Lowe and Ms. Dotz. Mr. Noellert is not eligible to participate in the Company's AIP, as his target bonus payment is tied to sales achievement. Based upon this structure, Mr. Sundaresh could have received an actual bonus of between 0 and 170% of his base salary for the fiscal year, divided over two six- month periods, with 85% of his base salary, or $382,500, as the mid-point annual target bonus.

In the first six months, the Company achieved 100% of its financial goal and 93.5% (on a weighted average basis) of its non-financial corporate goals. The 100% level of achievement for the financial goal was OPBT for our business, exclusive of our acquisition of Aristos and disposition of SSG, of $0 to $1.5 million. The actual OPBT of our business was $1.7 million. The non- financial corporate goals included the divestiture of the SSG business; growth in Serial Channel Point-of-Sale revenue; the development, launch, and revenue attainment of the Series 2 product and the Series 5 product with power management features; the outsourcing of specific engineering projects; a partnership with a third party RAID provider; and inventory management. We regard the exact performance targets for these business goals as confidential information. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable, but very difficult. As a result of this high level of achievement, the Committee approved a funding budget of 98% of the AIP target. This funding budget was determined by the following weighted average calculation: (93.5% x 25% corporate goals) + (100% x 75% financial goals) = 98%. Based on the corporate and financial goal attainment, Mr. Sundaresh's budgeted target was $188,142; the Committee approved an actual award to Mr. Sundaresh of $190,000 after taking into account the Company's attainment of corporate and financial goals and his role in successfully leading the Company to a profitable first half of the fiscal year and for completing the acquisition of Aristos. Mr. Lowe's budgeted target was $63,944; the Committee approved an actual award of $60,000 after taking into account Mr. Lowe's project management of the divestiture of SSG to Overland Storage and the acquisition of Aristos. Ms. Dotz's budgeted target was $65,173; the Committee approved an actual award of $70,000 based on her evaluation and recommendations to reduce general and administrative costs and infrastructure costs, and the rationalization of common costs associated with the Aristos acquisition. Mr. Noellert was not eligible for the Company's AIP. Mr. Noellert achieved 93.4% of his commission plan.

In the second six months of the fiscal year, the Company did not achieve its financial goal. The Company did achieve, on a weighted average basis, 52.5% of its non-financial corporate goals. Non-financial corporate goals included reduction of selling, general and administrative costs, IT costs, and facilities costs; significant market share growth in a key segment; design wins; and integrated roadmaps (Aristos and Adaptec, post the acquisition of Aristos). We regard the exact performance targets for these business goals as confidential information. The Committee established these goals, in consultation with the CEO and Vice President of Human Resources, as stretch goals and believed that, taken as a whole, they were achievable but very difficult. With respect to the financial goals for the second six months of fiscal 2009, to reach the 100% level, the Company had to achieve a pro-forma OPBT between a loss of $1.5 million and breakeven ($0 million). Actual pro-forma OPBT was a loss of $5.75 million. In the second half of 2009 we set a financial performance goal that acknowledged the high probability of an OPBT loss because of the anticipated impact during this period of the Aristos acquisition. Notwithstanding this expectation, the Committee determined that it was in the Company's interest to provide an incentive to our executives to limit the amount of the expected loss. Partly because economic conditions deteriorated globally during the second half of our fiscal year, the stretch financial goal was not achieved. Accordingly the Committee approved of a funding budget of only 13.125% of the AIP target. This funding budget was determined by the following weighted average calculation: (52.5% x 25% corporate goals) + (0% x 75% financial goals) = 13.125%. Mr. Sundaresh recommended, and the Committee agreed, that he would forgo his budgeted portion of the bonus incentive of $25,102 for the second six months due to the Company's performance and the present economic situation, and instead distribute that portion of the funds to other deserving employees in the Company. Based on the attainment of the corporate and financial goals, Mr. Lowe's budgeted target was $8,531; the Committee approved an actual award of $12,000 after taking into account Mr. Lowe's successful individual work on the evaluation of the patent portfolio and the Company's strategy development. Ms. Dotz's budgeted target was $8,695; the Committee approved an actual award of $15,000 after taking into account her exceptional individual goal achievement of managing the Company's cash and reducing the Company's overhead costs. Mr. Gupta did not receive his budgeted target as noted under "Acquisition of Aristos." Mr. Noellert is not eligible for the Company's AIP. Mr. Noellert achieved 72.5% of his commission plan.

As shown in the table below, in total for fiscal 2009, combining the two six month periods, Messrs. Sundaresh, Lowe, and Noellert and Ms. Dotz received less than their targets based on Adaptec's and their individual performance. Mr. Sundaresh received a total cash incentive of 42.2% of his base salary; Ms. Dotz received 32.1% of her base salary, Mr. Lowe received 27.7% of his base salary, and Mr. Noellert received 35.9%, of his base salary.

Name	Role	Base Salary	Annual Target % of Base Salary	Annual Achieved % of Base Salary	Total Award
Subramanian "Sundi" Sundaresh	Chief Executive Officer	$450,000	85%	42.2%	$190,000
Mary L. Dotz	Vice President and Chief Financial Officer	$265,000	50%	32.1%	$85,000
Marcus D. Lowe	Vice President of Marketing and Business Development	$260,000	50%	27.7%	$72,000
John Noellert	Vice President of World Wide Sales	$217,000	43%	35.9%	$77,800

Equity-Based Long Term Incentive Compensation. In fiscal 2009, the Committee determined that the Company's overhang rate (the percentage of shares held by the Company's employees and the number available to grant as a percent of total sharesoutstanding) of 20% exceeded industry norms. The Company had over 21 million shares available to grant to its employees due in large measure to the number of awards that were cancelled as a result of prior Company downsizing (awards covering over 20 million shares were cancelled in fiscal years 2006 through 2008). The Committee determined that the number of shares available for future issuance under the 2004 Equity Incentive Plan should be reduced and could be reduced given the projected need for employee stock and option awards in the three-year planning horizon. As a result, the Committee and Board approved, and the stockholders also approved at the 2008 Annual Meeting of Stockholders, the amended 2004 Equity Incentive Plan to reduce the shares available to 14.5 million shares. However, the 2004 Equity Incentive Plan allows the shares available to increase above the 14.5 million shares by the number of shares of common stock that are released from or reacquired by the Company from awards outstanding under the Company's 1999 Stock Plan and 2000 Nonstatutory Stock Option Plan. The amended 2004 Equity Incentive Plan also included modifications permitting all of the shares to be granted as either options, restricted stock, and/or restricted stock units and providing for acceleration of vesting only in the event of a `double trigger': a Change of Control, and termination (or constructive termination) of employment by the acquiring company. The Company also committed to limit its fiscal year gross "burn rate" of equity awards to 4.8% or less. With the change in the Plan, the overhang was reduced to 15.5%, in-line with industry benchmarks.

The Committee prefers to use stock options and performance-contingent stock awards to ensure that our executive officers have a continuing stake in our long-term success and to better align their interests with the interests of our stockholders. In the first half of the fiscal year, the Committee was concerned, based in part on the advice of its advisors, that outstanding stock options with exercise prices in excess of our stock price were not providing adequate short-term retention incentive to retain executives in a declining market for the Company and the industry. Accordingly, the Committee determined to include, as part of fiscal 2009, compensation time-based restricted stock awards with a shorter, two-year vesting schedule as a retention tool. In addition, to ensure longer-term alignment of executive and shareholder interests, the Committee continued the past practice of granting options with a three-year vesting schedule to promote shareholder value growth, and introduced for the first time performance-contingent stock a substitute for some of what would have been, in the past, time-based restricted stock grants. Vesting of the performance-contingent stock is tied to the Company achieving positive OBPT of 10% of revenue and a return on net assets of 20%. The time-based restricted full-value stock and the option grants were granted in August 2008 and the performance-contingent stock units were granted in April 2009 tying them to the Company's performance beginning in fiscal 2010. The performance-contingent stock, granted shortly after the close of fiscal 2009, is listed below and will be part of the executive officers compensation tables for fiscal 2010. They are not listed in the executive officers compensation tables for fiscal 2009. The Committee believes that this three-prong approach to equity awards achieved the goals of short term retention goal needed due to the lack of value in prior option grants, and providing management an incentive to improve financial performance to the benefit of shareholders while also minimizing potential dilution and compensation expense. In the future, the Committee plans to grant a combination of options and performance-contingent stock to the Company's executives and limit the use of time-based restricted stock to special situations. The Committee believes that this approach will further align the interests of senior management more closely with shareholders.

The 50th percentile of the Radford surveys noted above was used as a reference point in setting the level of all executive officers' equity awards. We evaluated the value of awards to determine a recommended range for each of our executive officers. Mr. Sundaresh was matched to the CEO position; Ms. Dotz to the CFO/Senior Financial Executive position; Mr. Lowe to the Senior Business Development Executive and/or the Senior Marketing Executive position; and Mr. Noellert to the Senior Worldwide Sales Executive position. The Committee gave a larger number of three year options and three year performance- contingent stock than two year time-based restricted stock due to their desire to emphasize longer term financial performance to the expected benefit of our shareholders.  Mr. Lowe's lower stock offering numbers reflect the more limited business development role compared to the financial and sales roles held by Ms. Dotz and Mr. Noellert. The cumulative value of the awards were determined by calculating the stock option award value using a Black-Scholes methodology, and the time-based and performance-contingent restricted stock awards using their full-value at grant date. The results were then compared to the 50th percentile of equity grants noted in the Radford surveys above.

Name	Role	August 2008 (FY'09) Time-based Restricted Stock Grant (Shares)	August 2008 (FY'09) Option Grant (Shares)	April 2009 (FY'10) Performance Contingent Stock Grant (Shares)
Subramanian "Sundi" Sundaresh	Chief Executive Officer	75,000	160,000	100,000
Mary L. Dotz	Vice President and Chief Financial Officer	25,000	50,000	45,000
Marcus D. Lowe	Vice President of Marketing and Business Development	20,000	40,000	30,000
Anil Gupta	Former Vice President and General Manager of the Storage Technology Products	127,500	40,000	--
John Noellert	Vice President of World Wide Sales	25,000	50,000	45,000

The table on page 64 further describes the option grants and time-based restricted stock awards made to the executive officers during the fiscal year.

All equity-based awards have been reflected in our Consolidated Financial Statements, based upon the applicable SFAS No. 123(R) accounting guidance. We do not have any program, plan or practice that requires us to grant equity-based awards to our executive officers on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. Our practice has been to grant equity-based awards at regularly scheduled Committee and Board meetings. The exercise prices of options are determined based on the closing price of our common stock on the date that the grants are approved.

Acquisition of Aristos - Mr. Gupta

Total Compensation. The Company acquired Aristos, a provider of RAID silicon and software products, in September 2008. Mr. Gupta served as Aristos' President and Chief Executive Officer from June 2000 until the acquisition. Mr. Gupta joined the Company in the role of Vice President and General Manager of Storage Technology Products. Post acquisition, his base pay was maintained by Adaptec at the same level he was receiving with Aristos: $267,586. The Company decided not to change his base pay in part because it matched the 50th percentile or the Radford Total Company Results ($50 million - $200 million revenue) survey and the 47th percentile of the Radford Total Custom Company Results ($100 million - $500 million revenue) survey for a Division Senior Executive position. Mr. Gupta received a new hire stock award consisting of an option to purchase 40,000 shares of Adaptec stock and a performance-contingent stock grant of 75,000 shares. The option was to vest 33% on the one-year anniversary of his hire date and quarterly thereafter, at 8.375% per quarter, and was to be fully vested at the end of three years. The restricted stock award was to vest upon achieving specific gross profit measurements and the release of certain new products to production. The gross profit goal targeted from 0% to 200% achievement based upon cumulative gross profit attained by April 2010. The specific criteria for determining whether they are met are confidential commercial information. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable but difficult. These grants were determined in the context of the acquisition, and were also based on the Radford surveys noted above and with reference to the value of unvested equity held by other executives. All equity awards to Mr. Gupta were contingent on his continued employment at the time of vesting.

For the second half of fiscal 2009, the target bonus payment for Mr. Gupta was 50% of his base salary. Based on AIP achievement for the time period, Mr. Gupta was eligible for 11.25% of targeted funding multiplied by his 50% incentive, totaling 5.6% of his base salary. The Committee decided not to award this modest incentive due to the Company not achieving the Aristos revenues that had been forecast at the time of the acquisition. Mr. Gupta did receive payments of $1,119,757 and $56,476, respectively, under the management Liquidation Pool and Special Employee Bonus Pool established pursuant to the merger agreement by which the Company acquired Aristos. At the end of fiscal 2009, Mr. Gupta's employment was terminated due to the realignment of the Company's organizational structure post merger. Mr. Gupta's new hire stock award consisting of an option to purchase 40,000 shares of Adaptec stock and his performance-contingent stock grant of 75,000 shares did not vest and were cancelled. He received severance amounts as noted in the Employment Contracts section below.

Perquisites. Our executive officers are eligible for the same health and welfare programs and benefits as other Adaptec employees. In addition, all vice president level executives, including our executive officers, receive a car allowance valued at $650 per month, and are eligible for an annual executive physical. In addition, executive officers receive reimbursement for personal financial and tax advice up to $2,500 per year, and survivor benefit management services up to a maximum of $3,000.

Employment Contracts

We have entered into employment agreements with each of our executive officers which provide that if such officer is terminated other than for "cause" (which includes violation of material duties, refusal to perform his/her duties in good faith, breach of his/her employment agreement or employee proprietary information agreement, poor performance of duties, arrest for a felony or certain other crimes, substance abuse, violation of law or Adaptec policy, prolonged absence from duties or death), he or she is entitled to receive (1) his or her unpaid base salary and unused vacation benefits he or she has accrued prior to the date of his of her termination; (2) a one-time payment equal to 12 months of base salary for Mr. Sundaresh, and nine months of base salary for Ms. Dotz, and Messrs. Lowe, Noellert and Gupta, plus an additional week of base salary for each year of service beyond three years of service with the Company (and Aristos for Mr. Gupta); (3) outplacement services in an amount not to exceed $10,000 for Mr. Sundaresh and Mr. Lowe or $5000 for Ms. Dotz and Messrs. Noellert and Gupta ; and (4) reimbursement for coverage for the executive officer and his or her dependents under Adaptec's health, vision and dental insurance plans pursuant to COBRA for a 12-month period for Mr. Sundaresh, and a nine-month period for Ms. Dotz and Messrs. Lowe, Noellert, and Gupta following the termination of employment. The Committee (including its predecessors) selected these amounts at the time these executives were hired by the Company (or promoted to an executive position) based on its reasoned judgment, including considering prior practice within Adaptec, information gathered from outplacement companies and, for agreements entered into after the Committee retained Compensia in January 2007, severance data provided by Compensia. Employment agreements for Ms. Dotz and Messrs. Noellert and Gupta have a three-year term. Employment agreements for Messrs. Sundaresh and Lowe do not have a term limit because they were given prior to term limit implementation by the Committee.

Change of Control

The change of control arrangements of our executive officers, also set forth in their employment agreements, are as follows:

If within one year of a change of control (1) there is a material reduction of the annual base and target incentive compensation specified in his or her employment agreement to which he or she does not consent, (2) there is a failure of Adaptec's successor after a change of control to assume his or her employment agreement, (3) his or her employment is terminated without cause by Adaptec's successor, (4) there is a substantial change in his or her position or responsibility or (5) his or her position relocates to more than 25 additional commute miles (one way) and he or she elects to be terminated, then he or she will receive, upon signing a separation agreement and general release: (a) a one-time payment equal to his or her then- current annual base pay Messrs. Lowe, Noellert and Gupta (one and one-half times annual base pay in the case of Mr. Sundaresh and nine months of base pay for Ms. Dotz), (b) his or her then-current targeted bonus payout, (c) COBRA benefits for one year for Messrs. Sundaresh, Lowe, Noellert and Gupta (nine months in the case of Ms. Dotz), (d) outplacement services not to exceed $10,000 for Messrs. Sundaresh and Lowe ($5,000 in the case of Ms. Dotz and Messrs. Noellert and Gupta), and (e) accelerated vesting of his or her stock options and restricted stock awards as provided for under the 2004 Equity Incentive Plan. The Agreements do not provide for any tax gross-ups.

Under our 1990 Stock Plan, 1999 Stock Plan and our 2004 Equity Incentive Plan, in the event of a change in control, any awards outstanding upon the date of such change in control will have "single trigger" vesting accelerated as of the date of such change in control as to an additional 25% of the unvested shares subject to such awards. We no longer make awards under our 1990 and 1999 Stock Plans. As discussed more fully below, the Committee determined during fiscal 2009, effective for awards made after May 30, 2008, to no longer make awards that provide for "single trigger" acceleration. However, the Committee left unchanged a provision of the plan providing that, if within 12 months following a change in control, an employee is terminated by the successor employer for any reason (a "double trigger"), such employee's awards outstanding upon such change in control that are not yet exercisable and vested on such date shall become 100% vested and exercisable.

The Committee eliminated the "single trigger" acceleration of vesting upon a change in control described above, effective for all awards after May 30, 2008. With this change and the three-year term limit, we believe our future executive severance and change of control practices are now more generally in line with those in place at other technology companies. We believe these change of control arrangements, the value of which are contingent on the value obtained in a change of control transaction, effectively create incentives for our executive team to build stockholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a significant component of each executive's compensation. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that may appear to them to be less risky absent these arrangements. Except for the acceleration of a portion of the grants previously given to our executive officers as described above, our change of control arrangements for our executive officers are "double trigger," meaning that acceleration of vesting does not occur upon a change of control unless the executive's employment is terminated involuntarily (other than for cause) within 12 months following the transaction. We believe this structure strikes the appropriate balance between executive recruitment and retention, the needs of potential acquiring companies, who often place significant value on retaining an executive team, and our desire to contain the cost of any change in control to our shareholders.

Nonqualified Deferred Compensation

The Adaptec Deferred Compensation Plan was terminated in fiscal 2008 resulting in all distributions during that fiscal year to the named executive officers who participated in the plan.

Executive Compensation Tables

Summary Compensation Table

The following table provides information with respect to the compensation earned during fiscal 2009 by our CEO, our CFO, and our two other highest paid executive officers who were serving as executive officers at the end of fiscal 2009, as well as one additional former executive officer who was one of our three highest compensated executive officers for fiscal 2009 (excluding our CEO and our CFO). We refer to these five executive officers as our "named executive officers."
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)		Stock Awards ($) (2)	Option Awards ($) (2)	Non--Equity Incentive Plan Compen-sation ($) (3)	Change in Pension Value and Non--qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (4)		Total ($)
Subramanian "Sundi" Sundaresh Chief Executive Officer and President	2009 2008 2007	$450,000 $450,000 $450,000	$ -- $ -- $ --		$527,144 $369,966 $ 90,981	$268,673 $228,098 $163,336	$190,000 $303,075 $180,000	$ -- $29,927 $32,455	$ 29,223 $ 26,976 $ 27,004		$1,465,040 $1,408,042 $ 943,776
Mary L. Dotz Vice President and Chief Financial Officer	2009 2008 2007	$265,000 $ 1,020 $ --	$ 50,000 $ -- $ --	(5)	$ 98,220 $ -- $ --	$ 50,065 $ -- $ --	$ 85,000 $ -- $ --	$ -- $ -- $ --	$ 13,485 $ 49 $ --		$ 561,770 $ 1,069 $ --
Marcus D. Lowe Vice President of Marketing and Business Development	2009 2008 2007	$260,000 $260,000 $260,000	$ -- $ 130,000 $ --		$179,684 $131,474 $ 32,753	$ 91,075 $ 80,740 $ 89,889	$ 72,000 $ 56,000 $ 67,000	$ -- $ -- $ --	$ 21,404 $ 22,738 $ 17,939		$ 624,163 $ 680,952 $ 467,581
Anil Gupta (5) Former Vice President and General Manager of Storage Technology Products	2009 2008 2007	$156,000 $ -- $ --	$1,176,233 $ -- $ --	(6)	$ 79,652 $ -- $ --	$ 8,408 $ -- $ --	$ -- $ -- $ --	$ -- $ -- $ --	$269,319 $ -- $ --	(7)	$1,689,612 $ -- $ --
John Noellert (8) Vice President of Worldwide Sales	2009 2008	$294,800 $283,000	$ -- $ 103,333		$115,919 $ 60,789	$ 40,589 $ 25,760	$ -- $ --	$ -- $ --	$ 20,975 $ 21,870		$ 472,283 $ 494,752

__________________

(1) Unless otherwise indicated, the amounts shown in this column represent retention bonuses paid pursuant to the terms of retention agreements that we entered into with these executive officers on August 14, 2007. For more information regarding these retention agreements, see "Compensation Discussion and Analysis."

(2) The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate fair value of stock options and awards granted for financial statement reporting purposes pursuant to SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. The assumptions used to calculate the value of option awards are set forth under Note 9 to the Consolidated Financial Statements included herein for the fiscal year ended March 31, 2009.

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

(4) The amounts shown in this column consist of one or more of the following: health and life insurance premiums paid by Adaptec, an automobile allowance, matching contributions made to the officer's 401(K) plan, medical reimbursement, financial planning services and employee stock purchase plan disqualifying dispositions and payout of vacation.

(5) Consists of a signing bonus in connection with the hiring of Ms. Dotz in March 2008.

(6) Consists of a management liquidation pool of $1,119,757 and a special employee bonus pool of $56,476, which were established pursuant to the merger agreement by which we acquired Aristos.

(7) Mr. Gupta was notified on March 31, 2009 that his employment with us terminated on April 10, 2009. As a result of this termination, Mr. Gupta received a severance payment of $231,565 and a payment representing accrued vacation time of $26,840.

(8) Mr. Noellert is not eligible to participate in the Company's AIP, as his target bonus payment is tied to sales achievement. For purposes of this table, Mr. Noellert's base salary includes his target bonus payment.

Grants of Plan-Based Awards

The following table provides certain information with respect to grants of awards made to the named executive officers during fiscal 2009.  The table also provides information with regard to cash bonuses for fiscal 2009 under our performance-based, non-equity incentive plan to the named executive officers.
		Estimated Future Payouts under Non--Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Subramanian "Sundi" Sundaresh	--	$ --	$382,500	$765,000	--	--	$ --	$ --
	08/04/2008	$ --	$ --	$ --	--	160,000	$3.78	$205,712
	08/04/2008	$ --	$ --	$ --	75,000	--	$ --	$283,425
Mary L. Dotz	--	$ --	$132,500	$265,000	--	--	$ --	$ --
	08/04/2008	$ --	$ --	$ --	--	50,000	$3.78	$ 64,285
	08/04/2008	$ --	$ --	$ --	25,000	--	$ --	$ 94,475
Marcus D. Lowe	--	$ --	$130,000	$260,000	--	--	$ --	$ --
	08/04/2008	$ --	$ --	$ --	--	40,000	$3.78	$ 51,428
	08/04/2008	$ --	$ --	$ --	20,000	--	$ --	$ 75,580
Anil Gupta (5)	--	$ --	$133,793	$267,586	--	--	$ --	$ --
	09/04/2008	$ --	$ --	$ --	--	40,000	$3.60	$ 55,104
	10/23/2008	$ --	$ --	$ --	127,500	--	$ --	$361,973
John Noellert	08/04/2008	$ --	$ --	$ --	--	50,000	$3.78	$ 64,285
	08/04/2008	$ --	$ --	$ --	25,000	--	$ --	$ 94,475

__________________

(1) Represents potential cash payments to be earned under the 2010 Adaptec Incentive Plan.

(2) The awards granted to Mr. Sundaresh, Ms. Dotz, Mr. Lowe and Mr. Noellert vest with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010. The awards granted to Mr. Gupta have expired in connection with his termination of employment with us.

(3) The stock options granted to Mr. Sundaresh, Ms. Dotz, Mr. Lowe and Mr. Noellert vest with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(4) The amounts reflect the value we determined for accounting purposes for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. The value of a stock award or option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service- based vesting conditions. For additional information on the valuation assumptions underlying the grant date fair value of these awards see Note 9 to the Consolidated Financial Statements.

Outstanding Equity Awards

  The following table provides information with respect to each unexercised stock option and unvested restricted stock award held by the named executive officers as of March 31, 2009.
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Subramanian "Sundi" Sundaresh	224,999	75,001	(2)	$3.65	05/23/2012	100,000	(3)	$ 240,000
	100,000	--		$3.45	09/19/2010	75,000	(4)	$ 180,000
	137,500	12,500	(5)	$4.24	06/14/2013	--		$ --
	112,500	37,500	(6)	$4.48	11/13/2013	--		$ --
	26,666	133,334	(7)	$3.78	08/04/2015	--		$ --
	601,665	258,335				175,000		$ 420,000
Mary L. Dotz	31,250	93,750	(8)	$2.94	03/31/2015	25,000	(9)	$ 60,000
	8,332	41,668	(10)	$3.78	08/04/2015	25,000	(11)	$ 60,000
	39,582	135,418				50,000		$ 120,000
Marcus D. Lowe	70,000	30,000	(12)	$4.17	07/11/2012	35,000	(13)	$ 84,000
	80,000	--		$3.45	09/19/2010	20,000	(14)	$ 48,000
	45,832	4,168	(15)	$4.24	06/14/2013	--		$ --
	37,500	12,500	(16)	$4.48	11/13/2013	--		$ --
	6,666	33,334	(17)	$3.78	08/14/2015	--		$ --
	239,998	80,002				55,000		$132,000
Anil Gupta (18)	40,000	--		$3.60	09/04/2015	127,500		$ 306,000
John Noellert	16,250	8,750	(19)	$5.75	12/15/2012	25,000	(20)	$ 60,000
	13,750	1,250	(21)	$4.24	06/14/2013	25,000	(22)	$ 60,000
	5,250	1,750	(23)	$4.48	11/13/2013	--		$ --
	8,332	41,668	(24)	$3.78	08/14/2015	--		$ --
	43,582	53,418				50,000		$ 120,000

__________________

(1) The market value of the shares of restricted stock that have not yet vested was calculated based on the closing trading price for our common stock on The NASDAQ Global Market on March 31, 2009 of $2.40 per share.

(2) This option vested with respect to 20% of the underlying shares on May 23, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on May 23, 2010.

(3) These shares of restricted stock will vest on August 23, 2009.

(4) These shares of restricted stock vested with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(5) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(6) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(7) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(8) This option vests with respect to 25% of the underlying shares on March 31, 2009 and with respect to an additional 6.25% of the underlying shares at the end of each subsequent three-month period such that the options will be fully vested on March 31, 2012.

(9) These shares of restricted stock will vest on March 31, 2010

(10) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(11) These shares of restricted stock vested with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(12) This option vested with respect to 20% of the underlying shares on July 11, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on July 11, 2010.

(13) These shares of restricted stock will vest on August 23, 2009.

(14) These shares of restricted stock vested with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(15) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(16) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(17) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(18) The employment of Mr. Gupta with Adaptec has terminated. All of his unexercisable stock options have terminated, his exercisable options will expire, if not exercised, by their expiration date, and all of his unvested shares of restricted stock have been forfeited.

(19) This option vested with respect to 20% of the underlying shares on December 15, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on December 15, 2010.

(20) These shares of restricted stock will vest on August 23, 2009.

(21) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(22) These shares of restricted stock vested with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(23) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(24) This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

Option Exercises and Stock Vested

The following table provides information regarding restricted stock awards held by the named executive officers that vested during the year ended March 31, 2009. None of the named executive officers exercised any stock options during fiscal 2009.

Name	Number of Shares Acquired On Vesting ($)		Value Realized On Vesting (11)
Subramanian "Sundi" Sundaresh	16,065	(1)	$82,500
	64,259	(2)	$383,000
	16,065	(3)	$75,250
Mary L. Dotz	15,737	(4)	$60,000
Marcus D. Lowe	5,783	(5)	$29,700
	22,490	(6)	$134,500
	5,783	(7)	$27,090
Anil Gupta	--		$--
John Noellert	2,206	(8)	$9,900
	18,389	(9)	$95,750
	1,287	(10)	$5,268

__________________

(1) On June 16, 2008, 25,000 shares of restricted stock vested. However, we retained 8,935 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received the shares indicated in this column.

(2) On August 25, 2008, 100,000 shares of restricted stock vested. However, we retained 35,741 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received the shares indicated in this column.

(3) On November 13, 2008, 25,000 shares of restricted stock vested. However, we retained 8,935 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received the shares indicated in this column.

(4) On March 31, 2009, 25,000 shares of restricted stock vested. However, we retained 9,263 of the shares to satisfy the income tax obligations of Ms. Dotz. As a result she received the shares indicated in this column.

(5) On June 16, 2008, 9,000 shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received the shares indicated in this column.

(6) On August 25, 2008, 35,000 shares of restricted stock vested. However, we retained 12,510 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received the shares indicated in this column.

(7) On November 13, 2008, 9,000 shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received the shares indicated in this column.

(8) On June 16, 2008, 3,000 shares of restricted stock vested. However, we retained 794 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result he received the shares indicated in this column.

(9) On August 25, 2008, 25,000 shares of restricted stock vested. However, we retained 6,611 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result he received the shares indicated in this column.

(10) On November 13, 2008, 1,750 shares of restricted stock vested. However, we retained 463 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result he received the shares indicated in this column.

(11) The closing price of our common stock on The NASDAQ Global Market was $3.30 on June 16, 2008, $3.83 on August 25, 2008, $3.01 on November 13, 2008 and $2.40 on March 31, 2009.

Potential Payments upon Termination or Change in Control

The following table describes the potential payments and benefits upon termination of our named executive officers' employment before or after a change in control of Adaptec, as if each officer's employment terminated as of March 31, 2009. For purposes of valuing the severance and vacation payout payments in the table below, we used each officer's base salary rate in effect on March 31, 2009, and the number of accrued but unused vacation days on March 31, 2009.

Name	Benefits	Termination without Cause prior to Change in Control	Change in Control	Termination without Cause or a Constructive Termination within One Year after a Change in Control (1)
Subramanian "Sundi" Sundaresh	Severance	$ 467,308	$ --	$ 675,000
	Bonus	$ --	$ --	$ 382,500
	Equity Acceleration (2)	$ --	$ 120,000	$ 300,000
	Cobra Premium (3)	$ 17,492	$ --	$ 17,492
	Vacation Payout	$ 45,798	$ --	$ 45,798
	Perquisites(4)	$ 10,000	$ --	$ 10,000
	Total Value	$ 540,598	$ 120,000	$ 1,430,790
Mary L. Dotz	Severance	$ 198,750	$ --	$ 198,750
	Bonus	$ --	$ --	$ 132,500
	Equity Acceleration (2)	$ --	$ 30,000	$ 90,000
	Cobra Premium (3)	$ 4,329	$ --	$ 4,329
	Vacation Payout	$ 5,124	$ --	$ 5,124
	Perquisites(4)	$ 5,000	$ --	$ 5,000
	Total Value	$ 213,203	$ 30,000	$ 435,703
Marcus D. Lowe	Severance	$ 200,000	$ --	$ 260,000
	Bonus	$ --	$ --	$ 130,000
	Equity Acceleration (2)	$ --	$ 42,000	$ 90,000
	Cobra Premium (3)	$ 4,329	$ --	$ 5,772
	Vacation Payout	$ 37,924	$ --	$ 37,924
	Perquisites(4)	$ 10,000	$ --	$ 10,000
	Total Value	$ 252,253	$ 42,000	$ 533,696
Anil Gupta(5)	Severance	$ 231,565	$ --	$ 267,586
	Bonus	$ --	$ --	$ 133,793
	Equity Acceleration (2)	$ --	$ --	$ 180,000
	Cobra Premium (3)	$ 13,119	$ --	$ 13,119
	Vacation Payout	$ 26,840	$ --	$ 26,840
	Perquisites(4)	$ 5,000	$ --	$ 5,000
	Total Value	$ 276,524	$ --	$ 626,338
John Noellert	Severance	$ 238,462	$ --	$ 310,000
	Bonus	$ --	$ --	$ --
	Equity Acceleration (2)	$ --	$ 30,000	$ 90,000
	Cobra Premium (3)	$ 13,119	$ --	$ 17,492
	Vacation Payout	$ 12,691	$ --	$ 12,691
	Perquisites(4)	$ 5,000	$ --	$ 5,000
	Total Value	$ 269,272	$ 30,000	$ 435,183

__________________

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

(2) Under our 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, in the event of a Change in Control, any awards outstanding upon the date of such Change in Control will have their "single trigger" vesting accelerated as of the date of such Change in Control as to an additional 25% of the shares subject to such awards. As discussed in "Compensation Discussion and Analysis," equity awards granted subsequent to May 30, 2008 will not contain this "single trigger" acceleration. However, if within 12 months following a Change in Control, an employee is terminated by the successor employer for any reason (a "double trigger"), such employee's outstanding awards that are not yet exercisable and vested on the date of such Change in Control shall become 100% vested and exercisable. The value of the equity acceleration was calculated based on the assumption that the change in control occurred and the officer's employment terminated on March 31, 2009, and that the fair market value per share of our common stock on that date was $2.40, which was the closing trading price of our common stock on The NASDAQ Global Market on March 31, 2009. The value of option vesting acceleration was calculated by multiplying the number of unvested shares subject to acceleration by the difference between $2.40 and the exercise price per share of the accelerated option. The value of stock vesting acceleration was calculated by multiplying the number of unvested shares by $2.40.

(3) COBRA payout amounts are estimated based on the monthly premium.

(4) Perquisites consist of outplacement services through the use of a company or consultant in an amount not to exceed to the values shown in the table.

(5) Mr. Gupta is no longer our employee. Vacation amounts reflect payments received upon termination. There is no potential additional payout due to a change in control.

Director Compensation

Overview

Our one director who is a company employee, Mr. Sundaresh, our CEO, receives no additional or special compensation for serving as a director. Our non-employee directors receive a combination of cash and equity compensation for serving on our Board. In addition, we reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Cash Compensation

In fiscal year 2009, our non-employee directors received (1) an annual cash retainer of $26,000 paid at the rate of $6,500 per fiscal quarter, (2) a per-meeting fee of $3,000 for each Board meeting attended (either in person or by telephone); however, the Chairperson of the Board may designate a given meeting as a $2,000-reduced-fee meeting and (3) a per-meeting retainer of $1,200 for each Board committee meeting attended that the Chairperson of the committee designates a formal meeting. In addition, the Chairman of each of the Audit, Compensation and Governance and Nominating Committees receive an annual retainer of $10,000, $7,000 and $4,500, respectively, and other members of such committees receives one-half of the retainer that the Chairman of such committee receives. The board retainer and all board and committee meeting fees are paid quarterly. Committee cash retainers are paid annually, at the end of the fiscal year.

Effective April 2009 (the start of fiscal year 2010) the per-meeting board fee was reduced by the Board to $2,000 for each Board meeting attended (either in person or by telephone); however, the Chairperson of the Board may designate a given meeting as a $1,000 reduced-fee meeting. Also effective April 2009, a Committee Chairperson may designate a committee meeting as a reduced fee meeting, and in that case, the Committee meeting fee will be $600 instead of $1,200.

Equity Compensation

Our 2006 Director Plan is a "discretionary" plan and does not provide for automatic granting of options and other equity awards to our non-employee directors. Instead, our Board of Directors approves equity awards under that plan. Our compensation program practice for non-employee directors provided for an initial award of options to purchase 32,500 shares of our common stock and 16,250 shares of restricted stock upon becoming a member of our Board of Directors; the option grant and restricted stock vests 33% on the one year anniversary with our Company and quarterly thereafter and are fully vested at the end of three years. Continuing directors received annual awards of options to purchase 12,500 shares of our common stock that vest quarterly over one year and 6,250 shares of restricted stock that fully vest on the earlier of twelve months from the date of grant or the next annual shareholders meeting.

In May 2009, the Board agreed to change the annual equity award for continuing directors to receive options to purchase 12,500 shares of our common stock that vest quarterly over one year and 12,500 shares of restricted stock that fully vest twelve months from the date of grant. This change will be effective at the shareholders meeting in 2009. The initial grant for new directors remains unchanged, and is described above.

Equity awards and vesting schedules are subject to change by the Committee with approval by the Board.

Director Compensation Table

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Sundaresh, who receives no additional compensation for his service on our Board) for some portion or all of fiscal 2009. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees, made any equity or non-equity awards, or paid any other compensation to directors.
Name	Fees Earned or Paid in Cash ($)	Restricted Stock or Restricted Stock Unit Awards ($) (1)		Option Awards ($) (1)		Total ($)
Jon S. Castor	$91,100	$17,276	(2)	$23,863	(4)	$132,239
Joseph S. Kennedy	$64,825	$17,276	(2)	$10,750	(4)	$92,851
Robert J. Loarie	$70,600	$17,276	(2)	$10,750	(4)	$98,626
D. Scott Mercer (6)	$41,088	$8,636		$4,334		$54,058
Lawrence J. Ruisi	$30,100	$5,359	(3)	$3,670	(5)	$39,129
Douglas E. Van Houweling	$62,900	$17,276	(2)	$10,750	(4)	$90,926
John Mutch	$78,000	$24,794	(2)	$17,821	(4)	$120,615
Jack L. Howard	$68,150	$6,184	(2)	$4,592	(4)	$78,926
John J. Quicke	$70,900	$6,184	(2)	$4,592	(4)	$81,676

__________________

(1) These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for fiscal 2009 in accordance with SFAS No. 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts.  Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 9 to the Consolidated Financial Statements.

(2) We awarded each of Mr. Castor, Mr. Kennedy, Mr. Loarie, Mr. Van Houweling, Mr. Mutch, Mr. Howard and Mr. Quicke 6,250 shares of restricted stock on October 23, 2008. Messrs. Castor, Kennedy, Loarie and Van Houweling were each awarded an additional 2,483 shares of restricted stock on October 23, 2008. These awards will become fully vested on the earlier of October 23, 2009 or the date of the 2009 Annual Meeting of Stockholders.

(3) We awarded Mr. Ruisi 16,250 shares of restricted stock on October 23, 2008. This award shall vest with respect to 33.33% of the shares on the first anniversary of the grant date, and with respect to 8.33% of the shares quarterly thereafter.

(4) We granted each of Mr. Castor, Mr. Kennedy, Mr. Loarie, Mr. Van Houweling, Mr. Mutch, Mr. Howard and Mr. Quicke options to purchase 12,500 shares of our common stock on October 23, 2008. Messrs. Castor, Kennedy, Loarie and Van Houweling were each granted additional options to purchase 4,966 shares of our common stock on October 23, 2008. These options vested with respect to 25% of the shares covered by the option on a quarterly basis (with the first vesting date being January 23, 2009) such that the options will become fully vested on the earlier of October 23, 2009 or the date of the 2009 Annual Meeting of Stockholders.

(5) We granted Mr. Ruisi an option to purchase 32,500 shares of our common stock on October 23, 2008. This option shall vest with respect to 33.33% of the shares covered by the option on the first anniversary of the grant date and with respect to 8.33% of the shares covered by the option quarterly thereafter.

(6) Mr. Mercer did not stand for re-election at our Annual Meeting of Stockholders held on October 23, 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Jon S. Castor (Chairman), Robert J. Loarie and John J. Quicke, none of whom has any interlocking relationships, as defined by the SEC.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2009.

THE COMPENSATION COMMITTEE

Jon S. Castor, Chair
Robert J. Loarie
John J. Quicke

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of our common stock as of May 19, 2009 by (a) each beneficial owner of 5% or more of our outstanding common stock known to us, (b) each of our directors and our director nominee, (c) each of our "named executive officers" listed in the Summary Compensation Table above and (d) all of our current directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on approximately 120,700,658 shares of our common stock outstanding as of May 19, 2009. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each beneficial owner listed below maintains a mailing address of c/o Adaptec, Inc., 691 South Milpitas Boulevard, Milpitas, California 95035.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after May 19, 2009, including through the exercise of any equity award. The "Percentage of Shares" column treats as outstanding all shares underlying equity awards held by the stockholder, but not shares underlying equity awards held by other stockholders.

	Adaptec Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares(1)	Percentage of Shares Outstanding
Directors, Director Nominee and Named Executive Officers:
Jon S. Castor	76,841	*
Jack L. Howard	12,500	*
Joseph S. Kennedy	157,466	*
Robert J. Loarie(2)	195,070	*
John Mutch	44,999	*
John J. Quicke	12,500	*
Lawrence J. Ruisi	16,250	*
Douglas E. Van Houweling	157,466	*
Subramanian "Sundi" Sundaresh	988,516	*
Mary L. Dotz	127,298	*
Marcus D. Lowe	350,917	*
Anil Gupta	500	*
John Noellert	141,984	*
Directors and executive officers as a group (13 persons)	2,282,307	1.89%
5% Stockholders:
Steel Partners II (3)	23,171,338	19.20%
Dimensional Fund Advisors, L.P. (4)	10,411,270	8.63%
Barclays Global Investors UK Holdings Limited (5)	9,262,500	7.67%
Renaissance Technologies LLC (6)	8,541,200	7.08%

__________________

* Less than 1% ownership.

(1) Includes the following shares that may be acquired upon exercise of stock options granted under our stock option plans within 60 days after May 19, 2009, and the following shares of restricted stock that had not vested as of May 19, 2009:

Name	Number of Shares Subject to Options	Shares of Restricted Stock
Jon S. Castor	45,608	8,733
Jack L. Howard	6,250	6,250
Joseph S. Kennedy	136,233	8,733
Robert J. Loarie(2)	126,233	8,733
John Mutch	22,499	15,729
John J. Quicke	6,250	6,250
Lawrence J. Ruisi	--	16,250
Douglas E. Van Houweling	136,233	8,733
Subramanian "Sundi" Sundaresh	654,998	175,000
Mary L. Dotz	51,561	50,000
Marcus D. Lowe	261,665	55,000
Anil Gupta	--	--
John Noellert	50,832	50,000
Directors and executive officers as a group (13 persons)	1,498,362	409,411

(2) Includes 60,104 shares held in the name of a trust for the benefit of Mr. Loarie and his family.

(3) Steel Partners II has sole voting and dispositive power over all of the shares. Steel Partners II GP LLC ("Steel GP LLC") is the general partner of Steel Partners II. Steel Partners II Master Fund L.P. ("Steel Master") and Web L.P. are the sole limited partners of Steel Partners II. Steel Partners is the investment manager of Steel Partners II and Steel Master. Warren G. Lichtenstein is the manager of Steel Partners and the managing member of Steel GP LLC. By virtue of his positions with Steel Partners and Steel GP LLC, Mr. Lichtenstein has the power to vote and dispose of all of the shares beneficially owned by Steel Partners II. Steel Partners II's address is 590 Madison Avenue, 32nd Floor, New York, New York 10022. All information regarding Steel Partners II is based solely upon the Form 3 filed by it with the SEC on January 6, 2009.

(4) Dimensional Fund Advisors, L.P. ("Dimensional") reported that it has sole voting power with respect to 10,034,633 shares and sole dispositive power with respect to 10,411,270 of the shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are collectively referred to as the "Funds"). All of the shares are owned of record by the Funds. Dimensional's address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. All information regarding Dimensional is based solely upon its Schedule 13F-HR filed by it with the SEC on May 8, 2009.

(5) Barclays Global Investors UK Holdings Limited reported that it had sole voting power with respect to 8,674,556 shares and sole dispositive power with respect to 9,262,500 shares. The address of Barclays Global Investors UK Holdings Limited is 1 Churchill Place Canary Wharf, London, England E14 5HP. All information regarding these entities is based solely upon the Schedule 13F-HR filed by them with the SEC on May 14, 2009.

(6) Renaissance Technologies LLC ("Renaissance") reported that it had sole voting power and dispositive power with respect to all of the shares. Renaissance's address is 800 Third Avenue, 33rd floor, New York, New York 10022. All information regarding Renaissance is based solely upon the Schedule 13F-HR filed by it with the SEC on May 14, 2009.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2009 regarding equity awards under our 2004 Equity Incentive Plan, Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan, Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan, 2000 Nonstatutory Stock Option Plan, 1999 Stock Plan, 1990 Stock Plan, ,Stargate Solutions Inc. 1999 Incentive Stock Plan, Eurologic Systems Group Limited 1998 Share Option Plan, 2006 Director Option Plan, 2000 Director Option Plan, 1990 Directors' Option Plan, and any amendments to such plans:

Equity Compensation Plan Information Table

	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted--average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,510,564	$3.40	16,862,821	(1)
Equity compensation plans not approved by security holders (2)	42,382	$6.50	--
Total	7,552,946	$3.71	16,862,821

__________________

(1) Of these shares, 15,542,617 shares are available for issuance under our 2004 Equity Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units, and 1,320,204 shares remain available for issuance under our 2006 Director Plan. Of the shares available for issuance under our 2006 Director Plan, a maximum of 600,000 shares in the aggregate may be issued as restricted stock or restricted stock units.

(2) Includes options to purchase 1,232,491 shares of our common stock issued under the Snap Appliance and Broadband Storage stock option plans that we assumed in connection with the acquisition of Snap Appliance in July 2004, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,232,491 shares, options to purchase 2,119 shares of our common stock were outstanding at March 31, 2009, having a weighted average exercise price of $2.83. Also includes options to purchase 2,336,037 shares of our common stock issued under the Stargate Solutions stock option plan that we assumed in connection with the acquisition of Platys Communications in August 2001, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 2,336,037 shares, options to purchase 29,727 shares of our common stock were outstanding at March 31, 2009, having a weighted average exercise price of $0.20 per share. Also includes options to purchase 498,789 shares of our common stock issued under the Eurologic stock option plan that we assumed in April 2003 in connection with the acquisition of Eurologic Systems Group Ltd., after giving effect to the exchange ratio for such acquisition. Of these options to purchase 498,789 shares, options to purchase 10,536 shares of our common stock were outstanding at March 31, 2009, having a weighted average exercise price of $6.70 per share. No further awards will be made under any of the assumed stock option plans described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Related Party Transactions Policy and Procedures

Any related party transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Compensation Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or another independent body of the Board of Directors. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related party transactions, each year, we require our directors and executive officers to complete questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the Nominating and Governance Committee of our Board of Directors determines, on an annual basis, which members of our Board of Directors meet the definition of "independent director," as defined in the rules of The NASDAQ Stock Market, and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Certain Related Party Transactions

Settlement Agreement with Steel Partners

On October 26, 2007, we entered into a Settlement Agreement (the "Settlement Agreement") with Steel Partners and Steel Partners II (collectively, "Steel") to end the election contest that was to occur at our 2007 Annual Meeting of Stockholders. Steel Partners, our largest stockholder, beneficially owns approximately 19% of our common stock as of May 19, 2009.

Pursuant to the Settlement Agreement, we agreed:

  To increase the size of our Board of Directors from eight to nine members prior to the 2007 Annual Meeting of Stockholders;

  That Judith M. O'Brien and Charles J. Robel would not stand for re-election at the 2007 Annual Meeting of Stockholders;

  To nominate, recommend, support and solicit proxies for each of Jack L. Howard, John J. Quicke and John Mutch (collectively, the "Steel Nominees") for election to our Board of Directors at the 2007 Annual Meeting of Stockholders;

  Following the election of the Steel Nominees to our Board of Directors at the 2007 Annual Meeting, of Stockholders to appoint John Mutch to our Audit Committee, John J. Quicke to our Compensation Committee and Jack L. Howard to our Nominating and Governance Committee;

  In the event of a vacancy of a Steel Nominee prior to our 2008 Annual Meeting of Stockholders, to allow Steel Partners to designate another person to our Board of Directors to fill the vacancy;

  To appoint a Steel Nominee to any committee of our board of directors, if established in the future;

  That during the period from the date of the 2007 Annual Meeting of Stockholders to the date of our 2008 Annual Meeting of Stockholders, the size of our Board of Directors will not exceed nine members;

  That during the period from October 26, 2007 to immediately following the 2007 Annual Meeting of Stockholders, we would not enter into any binding agreement or arrangement related to any acquisition or purchase of assets or a business that constitutes 20% or more of our net revenues, net income or assets, or 20% or more of any class or series of our securities, unless either (1) the binding agreement or arrangement requires us to obtain the approval of our stockholders to complete the transaction or (2) Steel Partners provides its prior written approval of such transaction;

  That following the 2007 Annual Meeting of Stockholders, we and the Steel Nominees would review our business, financial condition, results of operations and outlook and will use commercially reasonable efforts to develop a set of mutually agreeable goals for improving our performance. After we agreed upon these goals, we and the Steel Nominees would use commercially reasonable efforts to engage as soon as reasonably practicable, but no later than 60 days after developing the mutually agreed upon goals, a third-party consultant to assist us in making recommendations to achieve these goals; and

  To reimburse Steel up to $50,000 for expenses that it incurred in connection with its activities relating to the 2007 Annual Meeting of Stockholders, including the Settlement Agreement.

Pursuant to the Settlement Agreement, Steel agreed:

  To be present at the 2007 Annual Meeting of Stockholders and to vote all of the shares of our common stock that it beneficially owns at the 2007 Annual Meeting of Stockholders in favor of the election of each of our incumbent directors; and

  To refrain from taking certain actions during the period beginning on October 26, 2007 and ending immediately following the 2007 Annual Meeting of Stockholders, including: taking certain actions with respect to tender or exchange offers, business combination transactions and election contests; selling the shares of our common stock that it beneficially owns; and seeking to amend our certificate of incorporation or bylaws.

In December 2007, we held our 2007 Annual Meeting of Stockholders, at which our stockholders elected nine directors to our Board of Directors, including each of the Steel Nominees. Mr. Howard is the President of Steel Partners and Mr. Quicke is a Managing Director and operating partner of Steel Partners. Steel represented to us in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel Partners II under the rules of the Exchange Act, but that Mr. Mutch was not an affiliate of Steel Partners II. Following our 2007 Annual Meeting of Stockholders, Mr. Quicke was appointed to our Compensation Committee, Mr. Howard was appointed to our Nominating and Governance Committee and Mr. Mutch was appointed to our Audit Committee. We have compensated each of the Steel Nominees with equity awards or equity-based awards as described under the caption "Director Compensation."

The Settlement Agreement terminated immediately following the 2007 Annual Meeting of Stockholders, except as to specific provisions as set forth in the Settlement Agreement.

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

Other than as set forth in this section and the compensation arrangements set forth under the caption "Executive Compensation," since April 1, 2008 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Independent Directors

Our Chief Executive Officer, Subramanian "Sundi" Sundaresh, is a member of our Board of Directors. Each of our current non-employee directors, Jon S. Castor, Jack L. Howard, Joseph S. Kennedy, Robert J. Loarie, John Mutch, John J. Quicke, Lawrence J. Ruisi and Douglas E. Van Houweling qualifies as "independent" in accordance with the rules of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, including that a director may not be our employee and that the director has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director's independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents information regarding the fees estimated and billed by PricewaterhouseCoopers LLP and affiliated entities (collectively "PricewaterhouseCoopers") for our 2009 and 2008 fiscal years.

	For the Fiscal Year Ended March 31,
Nature of Services	2009	2008
Audit Fees	$1,377,000	$1,692,000
Audit-Related Fees	53,000	182,000
Tax Fees	174,000	153,000
Total Fees	$1,604,000	$2,027,000

Audit Fees. This category includes professional services rendered for the audit of our Consolidated Financial Statements, review of our Unaudited Condensed Consolidated Financial Statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category includes professional services rendered by PricewaterhouseCoopers that were related to due diligence on a potential and consummated acquisitions.

Tax Fees. This category includes professional services rendered by PricewaterhouseCoopers that were related to tax advice, tax compliance and foreign tax matters.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company's principal accountants be approved in advance by the Audit Committee of the Board, subject to a de minimis exception set forth in the SEC rules (the "De Minimis Exception"). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect. In the 2009 and 2008 fiscal years, the Audit Committee followed SEC guidelines in approving all services rendered by PricewaterhouseCoopers.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this Annual Report on Form 10-K:

1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Fiscal Years Ended March 31, 2009, 2008 and 2007
Consolidated Balance Sheets at March 31, 2009 and 2008
Consolidated Statements of Cash Flows - Fiscal Years Ended March 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders' Equity - Fiscal Years Ended March 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

(c) Financial Statement Schedules

See Item 15(a)(2), above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adaptec, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2009 and March 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the Consolidated Financial Statements, effective April 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 4, 2009

ADAPTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                        (in thousands, except per share amounts)
Net revenues                                                           $    114,774  $    145,501  $    227,148
Cost of revenues (inclusive of amortization of
   acquisition-related intangible assets)                                    65,413        88,925       150,759
                                                                        ------------  ------------  ------------
   Gross profit                                                              49,361        56,576        76,389
                                                                        ------------  ------------  ------------
Operating expenses:
    Research and development                                                 26,929        33,966        49,452
    Selling, marketing and administrative                                    34,995        50,432        54,903
    Amortization of acquisition-related intangible assets                       758         2,535         5,727
    Restructuring charges                                                     6,092         6,273         3,711
    Goodwill impairment                                                      16,947            --            --
    Other charges (gains), net                                                   --        (3,594)        1,497
                                                                        ------------  ------------  ------------
         Total operating expenses                                            85,721        89,612       115,290
                                                                        ------------  ------------  ------------
Loss from continuing operations                                             (36,360)      (33,036)      (38,901)
Interest and other income, net                                               21,008        31,335        25,618
Interest expense                                                             (1,229)       (3,646)       (3,405)
                                                                        ------------  ------------  ------------
Loss from continuing operations before income taxes                         (16,581)       (5,347)      (16,688)
Provision for (benefit from) income taxes                                    (2,605)           25       (59,376)
                                                                        ------------  ------------  ------------
Income (loss) from continuing operations, net of taxes                      (13,976)       (5,372)       42,688
                                                                        ------------  ------------  ------------
Discontinued operations, net of taxes:
    Loss from discontinued operations, net of taxes                            (941)       (4,722)      (18,388)
    Gain on disposal of discontinued operations, net of taxes                 4,727           479         6,543
                                                                        ------------  ------------  ------------
         Income (loss) from discontinued operations, net of taxes             3,786        (4,243)      (11,845)
                                                                        ------------  ------------  ------------
Net income (loss)                                                      $    (10,190) $     (9,615) $     30,843
                                                                        ============  ============  ============

Income (loss) per share:
    Basic:
        Continuing operations                                          $      (0.12) $      (0.05) $       0.37
        Discontinued operations                                        $       0.03  $      (0.04) $      (0.10)
        Net income (loss)                                              $      (0.09) $      (0.08) $       0.26
    Diluted:
        Continuing operations                                          $      (0.12) $      (0.05) $       0.33
        Discontinued operations                                        $       0.03  $      (0.04) $      (0.09)
        Net income (loss)                                              $      (0.09) $      (0.08) $       0.25

Shares used in computing income (loss) per share:
    Basic                                                                   119,767       118,613       116,602
    Diluted                                                                 119,767       118,613       136,690

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
 CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                          (in thousands, except
                                                                                               par value)
Assets
Current assets:
    Cash and cash equivalents                                                        $    111,724  $    239,911
    Marketable securities                                                                 264,868       386,305
    Restricted marketable securities                                                           --         1,670
    Accounts receivable, net of allowance for doubtful accounts
        of $46 in 2009 and $258 in 2008                                                    11,735        23,204
    Inventories                                                                             4,095         9,926
    Prepaid expenses                                                                        2,257         1,344
    Other current assets                                                                   14,793        19,063
                                                                                      ------------  ------------
        Total current assets                                                              409,472       681,423
Property and equipment, net                                                                11,664        13,284
Other intangible assets, net                                                               19,748            --
Other long-term assets                                                                      9,223         5,380
                                                                                      ------------  ------------
Total assets                                                                         $    450,107  $    700,087
                                                                                      ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                 $     10,528  $     12,311
    Accrued and other liabilities                                                          13,251        19,128
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                                 474       225,321
                                                                                      ------------  ------------
        Total current liabilities                                                          24,253       256,760

Other long-term liabilities                                                                 7,310         9,335
Deferred income taxes                                                                       7,664         9,896
                                                                                      ------------  ------------
        Total liabilities                                                                  39,227       275,991
                                                                                      ------------  ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock; $0.001 par value
    Authorized shares, 1,000; Series A shares, 250 designated;
        outstanding shares, none                                                               --            --
    Common stock; $0.001 par value
    Authorized shares, 400,000; outstanding shares, 120,711 as of
        March 31, 2009 and 120,920 as of March 31, 2008                                       120           121
    Additional paid-in capital                                                            200,293       199,289
    Accumulated other comprehensive income, net of taxes                                    2,964         6,993
    Retained earnings                                                                     207,503       217,693
                                                                                      ------------  ------------
        Total stockholders' equity                                                        410,880       424,096
                                                                                      ------------  ------------
Total liabilities and stockholders' equity                                           $    450,107  $    700,087
                                                                                      ============  ============

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                                                      $    (10,190) $     (9,615) $     30,843
Less: Income (loss) from discontinued operations, net of taxes                3,786        (4,243)      (11,845)
                                                                        ------------  ------------  ------------
Income (loss) from continuing operations, net of taxes                      (13,976)       (5,372)       42,688
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
    Stock-based compensation                                                  3,159         5,999         7,597
    Inventory-related charges                                                 1,987         5,753        10,533
    Depreciation and amortization                                             7,801         7,840        16,956
    Impairment of goodwill and other intangible assets                       16,947         2,205            --
    Gain on sale of long-lived assets                                            --        (6,735)           --
    Gain on sale of marketable equity securities                             (2,255)           --            --
    Non-cash effect of tax settlement                                            --            --       (60,221)
    Gain on extinguishment of debt                                           (1,643)           --            --
    Other non-cash items                                                        346           751         1,688
Changes in assets and liabilities, net of effects from the
    purchase of Aristos Logic Corporation:
    Accounts receivable                                                      12,145        10,920        12,745
    Inventories                                                               2,297        11,140        (8,284)
    Prepaid expenses and other current assets                                 4,031         6,506        18,804
    Other assets                                                             (4,738)        2,497       (12,038)
    Accounts payable                                                         (2,036)      (15,878)      (11,442)
    Other liabilities                                                       (10,057)       (4,206)      (11,336)
                                                                        ------------  ------------  ------------
Net Cash Provided by Operating Activities of Continuing Operations           14,008        21,420         7,690
Net Cash Provided by (Used in) Operating Activities
    of Discontinued Operations                                                 (358)        1,374         7,118
                                                                        ------------  ------------  ------------
Net Cash Provided by Operating Activities                                    13,650        22,794        14,808
                                                                        ------------  ------------  ------------
Cash Flows From Investing Activities:
Purchase of Aristos Logic Corporation, net of cash acquired                 (38,005)           --            --
Proceeds from sale of long-lived assets                                          --        19,881            --
Purchases of property and equipment                                            (622)       (1,512)       (3,654)
Purchases of marketable securities                                         (231,349)     (181,295)     (301,524)
Sales of marketable securities                                              273,132       175,603       209,116
Maturities of marketable securities                                          79,777       100,777        46,846
Maturities of restricted marketable securities                                1,688         1,688         1,688
Payment of holdbacks in connection with acquisitions                             --            --        (1,507)
                                                                        ------------  ------------  ------------
Net Cash Provided by (Used in) Investing Activities
    of Continuing Operations                                                 84,621       115,142       (49,035)
Net Cash Provided by (Used in) Investing Activities
    of Discontinued Operations                                                  776           (66)          (79)
                                                                        ------------  ------------  ------------
Net Cash Provided by (Used in) Investing Activities                          85,397       115,076       (49,114)
                                                                        ------------  ------------  ------------
Cash Flows From Financing Activities:
Repurchases and redemption on long-term debt                               (222,915)           --       (10,637)
Proceeds from the issuance of common stock                                    1,676         3,179         7,438
Repurchase of common stock                                                   (2,401)           --            --
                                                                        ------------  ------------  ------------
Net Cash Provided by (Used  in) Financing Activities                       (223,640)        3,179        (3,199)
                                                                        ------------  ------------  ------------
Effect of Foreign Currency Translation on Cash
    and Cash Equivalents                                                     (3,594)        2,940         2,054
                                                                        ------------  ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents                       (128,187)      143,989       (35,451)
Cash and Cash Equivalents at Beginning of Year                              239,911        95,922       131,373
                                                                        ------------  ------------  ------------
Cash and Cash Equivalents at End of Year                               $    111,724  $    239,911  $     95,922
                                                                        ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Deferred  Accumulated
                                                                                Stock-      Other
                                                 Common Stock       Additional  based    Comprehensive
                                              --------------------   Paid-in   Compen-   Income (Loss),Retained
                                               Shares     Amount     Capital    sation   Net of Taxes  Earnings     Total
                                              ---------  ---------  ---------  --------  ------------  ---------  ---------
                                                                               (in thousands)
Balance, March 31, 2006                        115,467  $     115  $ 174,648  $   (319) $     (2,781) $ 197,782  $ 369,445
Components of comprehensive income:
    Net income                                      --         --         --        --            --     30,843     30,843
    Unrealized gains on available-for-sale
        investments, net of taxes                   --         --         --        --         3,792         --      3,792
    Foreign currency translation
        adjustment, net of taxes                    --         --         --        --         2,167         --      2,167
                                                                                                                  ---------
        Total comprehensive income, net of taxes                                                                    36,802
                                                                                                                  ---------
Sale of common stock under employee
    stock purchase and option plans              2,334          4      7,434        --            --         --      7,438
Net issuance of restricted shares                1,055         --         --        --            --         --         --
Adjustment to stock-based compensation              --         --       (319)      319            --         --         --
Stock-based compensation                            --         --      8,473        --            --         --      8,473
                                              ---------  ---------  ---------  --------  ------------  ---------  ---------
Balance, March 31, 2007                        118,856        119    190,236        --         3,178    228,625    422,158
Cumulative effect adjustment, net of taxes
    related to the adoption of FIN 48               --         --         --        --            --     (1,317)    (1,317)
                                              ---------  ---------  ---------  --------  ------------  ---------  ---------
    Adjusted balance                           118,856        119    190,236        --         3,178    227,308    420,841
Components of comprehensive loss:
    Net loss                                        --         --         --        --            --     (9,615)    (9,615)
    Unrealized gains on available-for-sale
        investments, net of taxes                   --         --         --        --         1,861         --      1,861
    Foreign currency translation
        adjustment, net of taxes                    --         --         --        --         1,954         --      1,954
                                                                                                                  ---------
        Total comprehensive loss, net of taxes                                                                      (5,800)
                                                                                                                  ---------
Sale of common stock under employee
    stock purchase and option plans              1,035          3      3,176        --            --         --      3,179
Net issuance of restricted shares                1,187         --         --        --            --         --         --
Net settlement of restricted shares               (158)        (1)      (751)       --            --         --       (752)
Stock-based compensation                            --         --      6,628        --            --         --      6,628
                                              ---------  ---------  ---------  --------  ------------  ---------  ---------
Balance, March 31, 2008                        120,920        121    199,289        --         6,993    217,693    424,096
Components of comprehensive loss:
    Net loss                                        --         --         --        --            --    (10,190)   (10,190)
    Unrealized losses on available-for-sale
        investments, net of taxes                   --         --         --        --          (600)        --       (600)
    Foreign currency translation
        adjustment, net of taxes                    --         --         --        --        (3,429)        --     (3,429)
                                                                                                                  ---------
        Total comprehensive loss, net of taxes                                                                     (14,219)
                                                                                                                  ---------
Sale of common stock under employee
    stock purchase and option plans                499          1      1,675        --            --         --      1,676
Net issuance of restricted shares                  671         --         --        --            --         --         --
Net settlement of restricted shares               (346)        (1)    (1,659)       --            --         --     (1,660)
Stock-based compensation                            --         --      3,388        --            --         --      3,388
Repurchase of common stock                      (1,033)        (1)    (2,400)       --            --         --     (2,401)
                                              ---------  ---------  ---------  --------  ------------  ---------  ---------
Balance, March 31, 2009                        120,711  $     120  $ 200,293  $     --  $      2,964  $ 207,503  $ 410,880
                                              =========  =========  =========  ========  ============  =========  =========

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Description

Adaptec, Inc. ("Adaptec" or the "Company") is a leading provider of innovative data storage hardware and software solutions. The Company provides storage solutions that reliably move, manage, store and protect critical data and digital content. The Company delivers software and hardware components that provide reliable storage connectivity and advanced data protection to leading OEMs and system integrators through distribution channel partners. The Company's software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA, and iSCSI interface technologies. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability to their clients and customers. The Company continues to innovate and build its intelligence in the I/O path, including products and technologies containing its Intelligent Power Management.

Basis of Presentation

The Company's Consolidated Financial Statements include the accounts of Adaptec and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Key acronyms used in the Company's industry and accounting rules and regulations referred to within the Notes to the Consolidated Financial Statements are listed in alphabetical order in Note 22 to the Consolidated Financial Statements.

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

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, related to the reclassification of discontinued operations as discussed further in Note 3 to the Consolidated Financial Statements. These reclassifications had no impact on net income (loss), total assets or total stockholders' equity. Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussion of the Company's continuing operations.

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

The related cost basis for the Company's 3/4% Notes at March 31, 2009 was $0.5 million. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis of $0.5 million at March 31, 2009 for the 3/4% Notes to approximate fair value. The related cost basis and the estimated fair value for the Company's 3/4% Notes at March 31, 2008 were $225.0 million, and $216.0 million, respectively. The Company's convertible debt is recorded at its carrying value, not the estimated fair value.

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities consist of corporate obligations, commercial paper, other debt securities, municipal bonds and United States government securities with remaining maturities beyond three months. The Company classifies its marketable securities as short-term, even though certain securities mature beyond one year, as the Company has the ability to liquidate these securities at any time. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.

Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value and unrealized gains and losses, net of income taxes are included in "Accumulated other comprehensive income, net of taxes" as a separate component of stockholders' equity in the Consolidated Balance Sheets. The marketable securities are adjusted for amortization of premiums and discounts and such amortization is included in "Interest and other income, net" in the Consolidated Statements of Operations. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets. Unrealized losses considered other-than-temporary are charged to "Interest and other income, net" in the Consolidated Statements of Operations in the period in which the determination is made. Gains and losses on securities sold are determined based on the average cost method and are included in "Interest and other income, net" in the Consolidated Statements of Operations. The Company does not hold its securities for trading or speculative purposes.

Restricted marketable securities consisted of United States government securities that were required as security under the indenture related to the 3/4% Notes (see Note 8 to the Consolidated Financial Statements for further discussion).

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company invests in high-credit quality investments, maintained with major financial institutions. The Company, by policy, limits the amount of credit exposure through diversification, and management regularly monitors the composition of its investment portfolio for compliance with the Company's investment policies.

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

Three customers accounted for 40%, 19% and 16% of gross accounts receivable at March 31, 2009. Three customers accounted for 17%, 16% and 16% of gross accounts receivable at March 31, 2008. In fiscal 2009, IBM accounted for 36% of the Company's total net revenues. In fiscal 2008, IBM accounted for 40% of the Company's total net revenues, respectively. In fiscal 2007, IBM and Dell accounted for 38% and 15% of the Company's total net revenues, respectively.

The Company currently purchases the majority of its finished products from Sanmina-SCI, and if Sanmina-SCI fails to meet the Company's manufacturing needs, it would delay product shipments to the Company's customers. In February 2009, the Company entered into a new manufacturing agreement with Sanmina-SCI that runs through the fourth quarter of fiscal 2012.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company writes down inventories based on estimated excess and obsolete inventories, determined primarily by future demand forecasts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired. Other intangible assets, net, consist of acquisition-related intangible assets, intellectual property and warrants and are carried at cost less accumulated amortization. Other intangible assets, net, are amortized over their estimated useful lives ranging from three months to five years, reflecting the pattern in which the economic benefits of the assets are expected to be realized. For details regarding goodwill and other intangible assets, net, refer to Note 7 to the Consolidated Financial Statements.

Goodwill is not amortized, but instead is reviewed annually, in the Company's fourth quarter of each year, and whenever events or changes in circumstances occur which indicate that goodwill might be impaired. Impairment of goodwill is tested at the Company level, as the Company contains only one reporting unit, and compares the net book value, including goodwill, to the fair value. To determine fair value, the Company's review process uses the income approach and the market approach. The Company also considers its market capitalization on the dates of its impairment tests under SFAS No. 142 in determining the fair value of the Company. If the net book value of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For details regarding impairment charges taken in fiscal years 2009, 2008 and 2007 refer to Note 7 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets

  In accordance with SFAS No. 144, the Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset's fair value and its carrying value. The recoverability of the carrying value of the long-lived assets, other than goodwill, was based on the estimated future undiscounted cash flows derived from the use of the asset. The estimate of fair value of the long-lived assets was based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in the Company's current business model. The impairment of long-lived assets is included in "Other charges (gains), net" in the Consolidated Statements of Operations. For details regarding impairment charges taken in fiscal years 2009, 2008 and 2007 refer to Note 12 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company has employee and director stock compensation plans which are described in full detail in Note 9 to the Consolidated Financial Statements. Beginning in fiscal 2007, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R) using the modified prospective transition method. Stock-based compensation expense recognized in fiscal years 2009, 2008 and 2007 includes (a) stock-based award payments granted prior to, but not yet vested as of April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures and (b) stock-based award payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), the Company measures and recognizes stock-based compensation expense for all stock-based awards based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeiture. In addition, the Company also adopted the alternative transition method provided in FSP FAS 123(R)-3 for calculating the effects of share-based compensation pursuant to SFAS No. 123(R), which included a simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Tax deficiencies arise when actual tax benefits realized upon the exercise of stock options are less than the tax benefit recorded in the financial statements. Disclosure provisions related to SFAS No. 123(R) are discussed further in Note 9 to the Consolidated Financial Statements.

Revenue Recognition

The Company considers many different criteria for evaluating revenue recognition on sales transactions, including guidance and related interpretations from SAB No. 104, EITF No. 00- 21, SOP No. 97-2 and SFAS No 48, as well as other related accounting literature. The application of the appropriate accounting principle to the Company's revenue is dependent upon specific transactions or combination of transactions. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period if management had made different judgments or utilized different estimates.

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

Software Development Costs

The Company's policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2009, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to "Research and Development" in the Consolidated Statements of Operations.

Income Taxes

On April 1, 2007, the Company adopted FIN 48, which accounts for income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Company's financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Prior to the adoption of FIN 48, the Company's policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. Upon adoption of FIN 48, the Company revised its policy in conformity with the liability classification requirements of FIN 48.  At March 31, 2009 and 2008, the Company had recorded gross liabilities of $8.2 million and $4.4 million, respectively, for uncertain tax positions related to FIN 48 and the Company continues to recognize interest and/or penalties related to uncertain tax positions as income tax expense in its Consolidated Statements of Operations. Due to the complexity and uncertainsty associated with the Company's tax contingencies, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for the Company's liabilities associated with uncertain tax positions.

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

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued FSP FAS 141(R)-1, which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective beginning with the Company's fiscal 2010. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on the Company's results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010; however, it is expected to change the Company's accounting treatment for any business combinations completed after this statement becomes effective.

In December 2007, the SEC issued SAB 110 to amend the SEC's views discussed in SAB 107 regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). SAB 110 allows a company, under certain circumstances, to continue to use the "simplified" method beyond December 31, 2007. SAB 110 is effective beginning with the Company's fiscal 2009. As discussed in Note 9 to Consolidated Financial Statements, the Company has utilized the weighted average for estimating the expected term of its stock option grants. The Company did not use the "simplified" method in fiscal 2009.

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

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, which will be the Company's fiscal year 2010. The Company is currently evaluating the financial impact that FSP FAS. 157-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010. The impact of the adoption of FSP FAS 142-3 on the Company's results of operations and financial position will depend on the nature and extent of business combinations that it completes, if any, in or after fiscal 2010.

In May 2008, the FASB issued FSP APB 14-1, which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010, and must be applied retrospectively to all periods presented. See Note 8 to Consolidated Financial Statements for further details on the impact of FSP APB 14-1 on the Company's 3/4% Notes.

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon its issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, which is the Company's first quarter of fiscal 2010. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, which is the Company's first quarter of fiscal 2010. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which extends the requirement for publicly traded companies to disclose the fair value of its financial instruments in interim periods or whenever it issues summarized financial information, as well as in its annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, which is the Company's first quarter of fiscal 2010. The Company is currently evaluating the financial impact that FSP FAS 107-1 and APB 28-1 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

Note 2. Acquisition

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

Cash paid to certain Aristos senior preferred
    stockholders and warrant holders, including escrow amount                        $     28,727
Cash paid under management liquidation pool                                                 3,221
Cash paid to retire and satisfy certain commercial obligations
    and payables of Aristos                                                                 6,162
Direct acquisition-related transaction costs                                                  800
                                                                                      ------------
      Total purchase price                                                           $     38,910
                                                                                      ============

Aristos Holdback:    A portion of the Aristos acquisition price totaling $4.3 million was held back ("Aristos Holdback") in an escrow account to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. The Aristos Holdback is to be paid in two installments to the former Aristos stockholders during the twelfth and eighteenth months after the acquisition closing date, except for funds necessary to provide for any pending claims.

Management Liquidation Pool: Under the Merger Agreement, the Company agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million is payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with the Company, and will be expensed to the Consolidated Statements of Operations as earned. In fiscal 2009, the Company recorded expense of $2.3 million in the Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a business combination and, accordingly, the results of Aristos have been included in the Company's consolidated results of operations and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below, and was based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

                                                                                 September 26, 2008
                                                                                    --------------
                                                                                   (in thousands)

Goodwill                                                                             $     16,947
Other intangible assets:
   Core and existing technologies                                                          18,800
   Customer relationships                                                                   3,900
   Backlog                                                                                    340
                                                                                      ------------
      Total other intangible assets                                                        23,040
                                                                                      ------------

Tangible assets acquired and liabilities assumed:
   Cash                                                                                       105
   Accounts receivable, net                                                                   201
   Inventory                                                                                  580
   Prepaid expenses and other current assets                                                1,235
   Property and equipment, net                                                                570
                                                                                      ------------
     Total assets acquired                                                                  2,691
                                                                                      ------------
   Accounts payable                                                                          (352)
   Current liabilities                                                                     (3,416)
                                                                                      ------------
   Total liabilities assumed                                                               (3,768)
                                                                                      ------------
      Net liabilities assumed                                                              (1,077)
                                                                                      ------------
Total purchase price                                                                 $     38,910
                                                                                      ============

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

Pro forma financial information:The following unaudited pro forma financial information for fiscal years 2009 and 2008 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of each of the periods presented. Such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt and the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the Merger Agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for fiscal years 2009 and 2008 were as follows:

                                                                                        Year Ended March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                              (in thousands, except per share amounts)

Net revenues                                                                         $    116,560  $    150,267
                                                                                      ============  ============
Loss from continuing operations, net of taxes                                        $    (24,635) $    (28,287)
Income (loss) from discontinued operations, net of taxes                                    3,786        (4,243)
                                                                                      ------------  ------------
Net loss                                                                             $    (20,849) $    (32,530)
                                                                                      ============  ============
Income (loss) per common share:
    Basic and diluted
        Continuing operations                                                        $      (0.21) $      (0.24)
        Discontinued operations                                                      $       0.03  $      (0.04)
        Net loss                                                                     $      (0.17) $      (0.27)

Shares used in computing
   income (loss) per share:
    Basic and diluted                                                                     119,767       118,613

Note 3. Discontinued Operations

Snap Server NAS Portion of its Systems Business: On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. ("Overland") for the sale of the Snap Server NAS portion of the Company's former SSG segment ("Snap Server NAS business") for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million is to be received on the twelve-month anniversary of the closing of the transaction. In fiscal 2009, the Company established a reserve for the full remaining $1.2 million of this receivable as a result of the financial difficulties Overland has reported. Notwithstanding the establishment of this reserve, the Company intends to seek payment in full of this receivable. Overland purchased all inventory and fixed assets related to the Snap Server NAS business and assumed service and support liabilities. Under the terms of the agreement, Overland granted the Company a nonexclusive license to certain intellectual property and the Company provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, the Company accrued $0.1 million for lease obligations. The Company recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in fiscal 2009 in "Gain on disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations, which were previously included in the Company's SSG segment, were as follows:

                                                                                  Year Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Net revenues                                                           $      4,413  $     21,899  $     28,060
                                                                        ============  ============  ============
Loss from discontinued operations before provision
    for income taxes                                                           (941)       (7,441)      (22,170)
Benefit from income taxes                                                        --        (2,719)       (4,328)
                                                                        ------------  ------------  ------------
Loss from discontinued operations, net of taxes                        $       (941) $     (4,722) $    (17,842)
                                                                        ============  ============  ============

In the third quarter of fiscal 2009, the Company recorded $0.2 million related to the settlement of certain claims and accruals that resulted from the sale of the Snap Server NAS business.

The components of net liabilities, at the time of the sale of the Snap Server NAS business, were as follows:

                                                                                      June 27, 2008
                                                                                      ------------
                                                                                     (in thousands)
Inventories                                                                          $      1,466
Accounts receivable, net                                                                     (466)
                                                                                      ------------
   Total current assets of discontinued operations                                          1,000
Property and equipment, net                                                                    53
                                                                                      ------------
   Total assets of discontinued operations                                                  1,053
                                                                                      ------------

Accrued and other liabilities                                                              (4,067)
                                                                                      ------------
   Total current liabilities of discontinued operations                                    (4,067)
                                                                                      ------------
      Net liabilities of discontinued operations                                     $     (3,014)
                                                                                      ============

Accounts receivable and accounts payable on the Consolidated Balance Sheet at June 27, 2008, related to the Snap Server NAS business, were not included in discontinued operations as the Company retained these assets and liabilities; however, since Overland assumed service and support liabilities for deferred revenue, deferred margin and warranty, the Company was relieved of these liabilities as well as certain sales returns and allowances contained in accounts receivable.

OEM Block-based Portion of its Systems Business: On January 31, 2006, the Company signed a definitive agreement with Sanmina-SCI Corporation and its wholly owned subsidiary, Sanmina-SCI USA, Inc., for the sale of the Company's OEM block-based portion of its systems business for $14.5 million, of which the final payment of $2.5 million was received in February 2008. In addition, Sanmina-SCI USA agreed to pay the Company contingent consideration of up to an additional $12.0 million if certain revenue levels are achieved over a three-year period. As of March 31, 2009, the revenue levels to earn this contingent consideration was not achieved. The Company recorded a gain of $12.1 million on the disposal of the OEM block-based systems business in fiscal 2006. In fiscal 2007, Sanmina-SCI exercised its put option to return any inventory not used within one year of the close of the transaction, which resulted in the Company charging $0.4 million to "Loss from discontinued operations, net of taxes" in its Consolidated Statements of Operations.

Net revenues and the components of loss related to the OEM block-based portion of the Company's systems business included in the discontinued operations, were as follows:

                                                                                       Year-ended
                                                                                      March 31, 2007
                                                                                    ----------------
                                                                                     (in thousands)
Net revenues                                                                         $      2,036  (1)
                                                                                      ============
Loss from discontinued operations before provision
    for income taxes                                                                 $       (529)
Provision for income taxes                                                                     17
                                                                                      ------------
Loss from discontinued operations, net of taxes                                      $       (546)
                                                                                      ============

__________________

(1) The Company generated net revenues from one customer that remained with the Company after the divestiture of the OEM block-based systems business.

IBM i/p Series RAID business: On September 30, 2005, the Company entered into a series of arrangements with IBM pursuant to which the Company sold its IBM i/p Series RAID business to IBM. Under the terms of the agreements, the Company granted IBM a nonexclusive license to certain intellectual property and sold to IBM substantially all of the assets dedicated to the engineering and manufacturing of RAID controllers and connectivity products for the IBM i/p Series RAID business. Under the terms of the nonexclusive license, IBM paid royalties to the Company for the sale of its board-level products on a quarterly basis through March 31, 2007, which were recognized as contingent consideration in discontinued operations when earned. In fiscal 2007, the Company received royalties, net of taxes, of $7.4 million, which the Company recorded in "Gain on disposal of discontinued operations, net of taxes," in the Consolidated Statements of Operations. In addition, in fiscal 2007, the Company recorded an additional estimated loss; net of taxes, of $0.8 million related to its facility associated with the IBM i/p Series RAID business in "Gain on disposal of discontinued operations, net of taxes" in its Consolidated Statements of Operations. To the extent that the Company is unable to sublease this facility by the end of the lease term, which is June 2010, the Company may continue to record additional losses in discontinued operations in the future. In fiscal 2008, the Company recorded $0.5 million to "Gain on disposal of discontinued operations, net of taxes" in its Consolidated Statements of Operations, which related to the reduction of accrued liabilities associated with the sale of the IBM i/p Series RAID business and related royalties. The Company had recognized a cumulative gain of $4.8 million on the disposal of the IBM i/p Series RAID business through fiscal 2008.

Note 4. Marketable Securities

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

The Company's portfolio of marketable securities, including restricted marketable securities, at March 31, 2009 was as follows:

                                                                                         Gross         Gross       Estimated
                                                                                       Unrealized    Unrealized      Fair
                                                                            Cost         Gains         Losses        Value
                                                                        ------------  ------------  ------------  -----------
                                                                                          (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                                                $     62,657  $         --  $         --       62,657
    Corporate obligations                                                    92,311         1,071          (559)      92,823
    United States government securities                                      93,257         1,895            --       95,152
    Other debt securities                                                    76,121           852           (80)      76,893
                                                                        ------------  ------------  ------------  -----------
Total available-for-sale securities                                         324,346         3,818          (639)     327,525
Amounts classified as cash equivalents                                      (62,657)           --            --      (62,657)
                                                                        ------------  ------------  ------------  -----------
Total                                                                  $    261,689  $      3,818  $       (639)     264,868
                                                                        ============  ============  ============  ===========

The Company's portfolio of marketable securities, including restricted marketable securities, at March 31, 2008 was as follows:

                                                                                         Gross         Gross       Estimated
                                                                                       Unrealized    Unrealized      Fair
                                                                            Cost         Gains         Losses        Value
                                                                        ------------  ------------  ------------  -----------
                                                                                          (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                                                $     60,979  $         --  $         --       60,979
    Corporate obligations                                                   110,543           720          (573)     110,690
    United States government securities                                     116,920         1,790            (5)     118,705
    Other debt securities                                                   156,746         1,886           (39)     158,593
                                                                        ------------  ------------  ------------  -----------
Total available-for-sale securities                                         445,188         4,396          (617)     448,967
Amounts classified as cash equivalents                                      (60,992)           --            --      (60,992)
                                                                        ------------  ------------  ------------  -----------
Total                                                                  $    384,196  $      4,396  $       (617)     387,975
                                                                        ============  ============  ============  ===========

Sales of marketable securities resulted in gross realized gains of $1.4 million, $1.9 million and $0.2 million during fiscal years 2009, 2008 and 2007, respectively. Sales of marketable securities resulted in gross realized losses of $0.8 million, $0.1 million and $0.6 million during fiscal years 2009, 2008 and 2007, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company's available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

                             Less than 12 Months     12 Months or Greater          Total
                           ----------------------  ----------------------  --------------------
                                         Gross                   Gross                  Gross
                              Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
                             Value       Losses      Value       Losses      Value     Losses
                           ----------  ----------  ----------  ----------  ---------  ---------
                                                       (in thousands)
Corporate obligations     $   20,097  $     (303) $    8,154  $     (256) $  28,251  $    (559)
Other debt securities          9,710         (79)        499          (1)    10,209        (80)
                           ----------  ----------  ----------  ----------  ---------  ---------
                          $   29,807  $     (382) $    8,653  $     (257) $  38,460  $    (639)
                           ==========  ==========  ==========  ==========  =========  =========

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in fiscal 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2009, by contractual maturity, were as follows:

                                                                                                     Estimated
                                                                                          Cost      Fair Value
                                                                                      ------------  ------------
                                                                                               (in thousands)
Mature in one year or less                                                           $    165,435  $    166,294
Mature after one year through three years                                                 155,980       158,236
Mature after three years                                                                    2,931         2,995
                                                                                      ------------  ------------
                                                                                     $    324,346  $    327,525
                                                                                      ============  ============

The maturities of asset-backed and mortgage-backed securities were estimated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

The Company has invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At March 31, 2009 and 2008, the carrying value of such investments aggregated $1.2 million and $1.6 million, respectively and was included within "Other Long Term Assets" on the Consolidated Balance Sheets. The Company regularly monitors these investments by recording these investments based on quarterly statements the Company receives from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value.

Note 5. Fair Value Measurements

On April 1, 2008, the Company partially adopted SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The partial adoption of SFAS No. 157, which related to all of the Company's recurring fair value measurements of financial assets and financial liabilities, did not have a material impact on the Company's Consolidated Financial Statements. The Company chose to delay the adoption of SFAS No. 157 related to non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal 2010, in accordance with FSP FAS 157-2. For further discussion on FSP FAS 157-2, please refer to Note 1.

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

The Company utilizes levels 1 and 2 to value its financial assets and liabilities. Level 1 instruments use quoted prices in active markets for identical assets or liabilities while level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2009, the Company did not have any assets or liabilities utilizing level 3 to value its financial assets and liabilities, which is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at March 31, 2009 were as follows:

                                                                                      Fair Value Measurements at
                                                                                        Reporting Date Using
                                                                                     ----------------------------
                                                                                      Quoted Prices
                                                                                       in Active    Significant
                                                                                      Markets for      Other
                                                                                       Identical     Observable
                                                                                         Assets        Inputs
                                                                           Total       (Level 1)     (Level 2)
                                                                        ------------  ------------  ------------
                                                                                       (in thousands)
Short-term deposits (1)                                                $    111,724  $    111,724  $         --
Corporate obligations (2)                                                    92,823            --        92,823
United States government securities (2)                                      95,152        95,152            --
Other debt securities (2)                                                    76,893        41,821        35,072
                                                                        ------------  ------------  ------------
Total assets                                                           $    376,592  $    248,697  $    127,895
                                                                        ============  ============  ============

__________________

(1) Included in "Cash and cash equivalents."
(2) Included in "Marketable securities."

Note 6. Balance Sheet Details

Inventories

The components of inventories at March 31, 2009 and 2008 were as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                              (in thousands)
Raw materials                                                                        $         62  $        107
Work-in-process                                                                               240           760
Finished goods                                                                              3,793         9,059
                                                                                      ------------  ------------
    Inventories                                                                      $      4,095  $      9,926
                                                                                      ============  ============

Property and Equipment, Net

The components of property and equipment, net, at March 31, 2009 and 2008 were as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                            Life          2009          2008
                                                                        ------------  ------------  ------------
                                                                                              (in thousands)
Land                                                                             --  $      2,855  $      2,855
Buildings and improvements                                                5-40 years       12,915        13,108
Machinery and equipment                                                    3-5 years       20,545        33,401
Furniture and fixtures                                                     3-7 years       33,470        27,787
                                                            Lesser of useful life or
Leasehold improvements                                                 life of lease          626         3,166
                                                                                      ------------  ------------
                                                                                           70,411        80,317
Accumulated depreciation and amortization                                                 (58,747)      (67,033)
                                                                                      ------------  ------------
    Property and equipment, net                                                      $     11,664  $     13,284
                                                                                      ============  ============

Depreciation and amortization expense was $2.3 million, $3.5 million and $5.1 million in fiscal years 2009, 2008 and 2007, respectively.

Accrued and Other Liabilities

The components of accrued and other liabilities at March 31, 2009 and 2008 were as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                              (in thousands)
Tax related                                                                          $      1,540  $        597
Acquisition related                                                                           616         2,587
Accrued compensation and related taxes                                                      5,652         5,439
Deferred margin                                                                             1,338         1,829
Other                                                                                       4,105         8,676
                                                                                      ------------  ------------
    Accrued and other liabilities                                                    $     13,251  $     19,128
                                                                                      ============  ============

Other Long-term Liabilities

The components of other long-term liabilities at March 31, 2009 and 2008 were as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                              (in thousands)
Tax related                                                                          $      5,852  $      5,676
Acquisition related                                                                           614         1,027
Deferred margin                                                                                --         1,230
Other                                                                                         844         1,402
                                                                                      ------------  ------------
    Other long-term liabilities                                                      $      7,310  $      9,335
                                                                                      ============  ============

Accumulated Other Comprehensive Income, Net of Taxes

The components of accumulated other comprehensive income, net of taxes, at March 31, 2009 and 2008 were as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                              (in thousands)
Unrealized gain on marketable securities, net of taxes
    of $1,365 in fiscal years 2009 and 2008                                          $      1,820  $      2,420
Foreign currency translation, net of taxes of $1,287 in
    fiscal years 2009 and 2008                                                              1,144         4,573
                                                                                      ------------  ------------
    Accumulated other comprehensive income, net of taxes                             $      2,964  $      6,993
                                                                                      ============  ============

Note 7. Goodwill and Other Intangible Assets, Net

Goodwill

A reconciliation of the changes to the Company's carrying amount of goodwill for fiscal 2009 was as follows:

                                                                                                        Total
                                                                                                    ------------
                                                                                                  (in thousands)
Balance at March 31, 2008                                                                          $         --
Goodwill acquired during the period (Note 2)                                                             16,947
Goodwill impairment                                                                                     (16,947)
                                                                                                    ------------
Balance at March 31, 2009                                                                          $         --
                                                                                                    ============

In September 2008, goodwill was increased by $16.9 million due to the acquisition of Aristos (Note 2). Goodwill was not allocated but managed at the Company level, as the Company contains only one reporting unit. During the fourth quarter of fiscal 2009, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company's market capitalization falling below its net book value. In addition, the Company performed its annual review of goodwill in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an impairment charge of $16.9 million in fiscal 2009 to write-off the entire goodwill balance. This impairment charge was recorded within "Goodwill impairment" in the Consolidated Statements of Operations.

Other Intangible Assets, Net

The components of other intangible assets, net, at March 31, 2009 and 2008 were as follows:

                                                        March 31, 2009                      March 31, 2008
                                            ----------------------------------  ----------------------------------
                                              Gross                    Net        Gross                    Net
                                             Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                              Amount    Amortization  Amount      Amount    Amortization  Amount
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                      (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies$   34,348  $  (17,742) $   16,606  $   43,545  $  (43,545) $       --
    Customer relationships                      4,233      (1,091)      3,142       1,047      (1,047)         --
    Trade names                                   674        (674)         --      10,774     (10,774)         --
    Backlog                                       340        (340)         --          --          --          --
                                            ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                               39,595     (19,847)     19,748      55,366     (55,366)         --
Intellectual property assets and warrants      26,992     (26,992)         --      40,242     (40,242)         --
                                            ----------  ----------  ----------  ----------  ----------  ----------
   Other intangible assets, net            $   66,587  $  (46,839) $   19,748  $   95,608  $  (95,608) $       --
                                            ==========  ==========  ==========  ==========  ==========  ==========

Intellectual property assets consist of a patent license fee, a technology license fee and an amount allocated to a product supply agreement (see Note 16 to the Consolidated Financial Statements). The gross carrying amount of other intangible assets decreased from March 31, 2008 to March 31, 2009 due to the Company no longer using certain intangible assets with a net book value of zero. As a result, the Company removed these other intangible assets from the Company's records, which was offset by an increase of $23.0 million due to the acquisition of Aristos (Note 2). Amortization of other intangible assets, net was $3.3 million, $4.2 million and $12.0 million in fiscal years 2009, 2008 and 2007, respectively.

The Company performed its regular review of long-lived assets and determined that an indicator was present in fiscal 2008 in which the carrying value was not recoverable. The Company measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $2.2 million in fiscal 2008 to write-off the intangible assets related to the Elipsan acquisition due to a revision in the Company's forecasts that resulted in expected negative long-term cash flows for these assets for the first time, which was recorded within "Other charges (gains), net" in the Consolidated Statements of Operations. The estimation of the impairment involved numerous assumptions that require judgment by the Company, including, but not limited to, future use of the assets for the Company's operations versus sale or disposal of the assets and future selling prices for the Company's products.

The annual amortization expense of the other intangible assets, net, that existed as of March 31, 2009, is expected to be as follows:

                                                                                       Estimated
                                                                                      Amortization
                                                                                        Expense
                                                                                      ------------
                                                                                     (in thousands)
Fiscal years:
2010                                                                                 $      5,060
2011                                                                                        5,060
2012                                                                                        4,302
2013                                                                                        3,760
2014 and thereafter                                                                         1,566
                                                                                      ------------
Total                                                                                $     19,748
                                                                                      ============

Note 8. 3/4% Notes

In December 2003, the Company issued $225.0 million in aggregate principal amount of 3/4% Notes due December 22, 2023. The issuance costs associated with the 3/4% Notes totaled $6.8 million, which was amortized to interest expense over five years, and the net proceeds to the Company from the offering of the 3/4% Notes were $218.2 million. The Company pays cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi- annually on June 22 and December 22 of each year. The 3/4% Notes are subordinated to all existing and future senior indebtedness of the Company. The Company does not believe it will be necessary to apply the accounting guidance as stipulated under FSP APB 14-1 with regards to applying a nonconvertible debt borrowing rate on its 3/4% Notes in fiscal 2010, as its 3/4% Notes may not be settled in cash or other assets upon conversion. As a result, the FSP APB 14-1 will have no impact on its Consolidated Financial Statements.

In connection with the issuance of the 3/4% Notes, the Company purchased marketable securities totaling $7.9 million as security for the first ten scheduled interest payments due on the 3/4% Notes. The marketable securities, which consisted of United States government securities, are reported at fair market value with unrealized gains and losses, net of income taxes, recorded in "Accumulated other comprehensive income, net of taxes" as a separate component of the stockholders' equity on the Consolidated Balance Sheets. At March 31, 2009, the Company no longer held marketable securities for this purpose. At March 31, 2008, the Company had $1.7 million classified as restricted marketable securities due within one year, consisting of United States government securities that served as such collateral.

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

In fiscal 2009, the Company repurchased a total of $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million), which was recorded within "Interest and other income, net" in the Consolidated Statements of Operations. In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008 and January 2009, which required the Company to purchase its 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. At March 31, 2009, the Company had a remaining liability of $0.5 million of aggregate principal amount related to its 3/4% Notes. Each remaining holder of the 3/4% Notes may require the Company to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and the Company may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. The Company will seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months.

Convertible Bond Hedge and Warrant

Concurrent with the issuance of the 3/4% Notes, the Company entered into a convertible bond hedge transaction with an affiliate of one of the initial purchasers of the 3/4% Notes. Under the convertible bond hedge arrangement, the counterparty agreed to sell to the Company up to 19.2 million shares of the Company's common stock at a price of $11.704 per share. The convertible bond hedge transaction cost of $64.1 million was accounted for as an equity transaction in accordance with EITF No. 00-19. The Company did not receive net shares or cash from the convertible bond hedge as this instrument had no value and expired in December 2008.

In fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company's common stock at an exercise price of $18.56 per share. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million was classified as equity as it met all the equity classification criteria of EITF No. 00-19. The warrant expired unexercised in December 2008.

Note 9. Employee Stock and Other Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with its previous acquisitions. The Company also maintained its 1986 Employee Stock Purchase Plan until that plan expired in April 2006. These plans are described in further detail below.

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Non-statutory Stock Option Plan, 1999 Stock Plan and 1990 Stock Plan:   In August 2004, the Company's Board of Directors and its stockholders approved the Company's 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Non-statutory Stock Option Plan, 1999 Stock Plan and 1990 Stock Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company's Board of Directors. For new hires, 25% of the shares subject to stock options generally vest and become exercisable one year from the date of grant and the balance of the shares then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. The Company's stockholders approved the amendment and restatement of its 2004 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders. Amendments to the 2004 Equity Incentive Plan included (1) reducing the number of shares available for grant to 14,500,000; however, the reserve will be proportionately reduced if the Company's Board of Directors chooses to effect a reverse stock split based on certain exchange ratios approved by the Company's stockholders; (2) removing the 5,000,000 share limitation with respect to stock-based awards granted at less than fair market value; (3) revising the categories of performance- related goals that may be applicable to stock-based awards granted under the plan; (4) removing the "single trigger" acceleration of vesting upon a change in control; and (5) modifying the definition of incumbent directors with respect to the definition of a change of control. As of March 31, 2009, the Company had an aggregate of 22.3 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 6.8 million shares were subject to outstanding options and other stock awards, and 15.5 million shares were available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors' Stock Option Plan:   In September 2006, the Company's Board of Directors and its stockholders approved the Company's 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company's common stock plus shares reserved but not issued under the Company's 2000 Director Stock Option Plan and the 1990 Directors' Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company`s compensation program practice has been as follows: (1) new non-employee directors will receive an option to purchase 32,500 shares of the Company's common stock, in which one-third of the shares subject to these stock options will vest and become exercisable one year from the date of grant and the balance of the shares will vest quarterly thereafter for the next two years, (2) existing non-employee directors will receive an option to purchase 12,500 shares of the Company's common stock each year, with such option vesting quarterly over one year and will be accelerated and fully vested if the Company's next annual meeting of stockholders occurs less than one year from the date of grant, (3) a new non-employee director will receive 16,250 shares of restricted stock, in which one-third of the shares will vest one year from the date of grant and quarterly thereafter for the next two years for the balance of the shares for initial grants and (4) existing non-employee directors received 6,250 shares of restricted stock each year, which will fully vest one year after the date of grant or will be accelerated and fully vested if the Company's next annual meeting of stockholders occurs less than one year from the date of grant. Stock options expire ten years from the date of grant. Effective beginning with the 2009 Annual Shareholder Meeting, the number of shares of restricted stock granted annually to existing non-employee directors will increase from 6,250 to 12,500, with the same vesting schedule. As of March 31, 2009, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.8 million shares were subject to outstanding options and other stock awards, and 1.3 million shares were available for future grants.

Assumed Stock Option Plans: The Company has assumed the stock option plans and the outstanding stock options of certain acquired companies, which include Snap Appliance, Inc. in fiscal 2005, Eurologic Systems Group Limited ("Eurologic"), in fiscal 2004 and Platys Communications, Inc. in fiscal 2002. No further options may be granted under these assumed plans. However, options that were outstanding under these plans will continue to be governed by their existing terms and may be exercised for shares of the Company's common stock at any time prior to the expiration of the option term. As of March 31, 2009, the Company had minimal shares of common stock reserved that are subject to outstanding options under these assumed plans.

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of March 31, 2009 and changes during fiscal years 2007, 2008 and 2009 was as below:

                                                                       Weighted
                                                                       Average
                                                       Weighted       Remaining
                                                       Average       Contractual      Aggregate
                                                       Exercise         Term          Intrinsic
                                        Shares          Price          (Years)          Value
                                    --------------  --------------  --------------  --------------
                                    (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2006              19,942  $         8.90
    Granted                                 2,637            4.41
    Exercised                              (1,244)           3.52
    Cancelled                              (1,671)           5.60
    Forfeited                              (6,672)          12.42
                                    --------------
Outstanding at March 31, 2007              12,992            7.11
    Granted                                   544            3.51
    Exercised                                (605)           3.29
    Cancelled                                (901)           5.05
    Forfeited                              (3,051)           9.10
                                    --------------
Outstanding at March 31, 2008               8,979            6.67
    Granted                                 1,293            3.45
    Exercised                                (498)           3.36
    Cancelled                                (792)           4.78
    Forfeited                              (3,610)           8.58
                                    --------------
Outstanding at March 31, 2009               5,372  $         5.21            3.83  $           65
                                    ==============  ==============  ==============  ==============

Options vested and expected to
    vest at March 31, 2009                  5,047  $         5.32            3.67  $           65
                                    ==============  ==============  ==============  ==============

Options exercisable at
    March 31, 2007                          9,501  $         7.84
                                    ==============  ==============
    March 31, 2008                          7,118  $         7.25
                                    ==============  ==============
    March 31, 2009                          3,763  $         5.90            2.79  $           65
                                    ==============  ==============  ==============  ==============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the price of the Company's common stock on The NASDAQ Global Market for the 30,000 shares subject to options that were in-the-money at March 31, 2009. During fiscal years 2009 and 2007, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was $0.3 million and $1.2 million, respectively, determined as of the date of option exercise. During fiscal 2008, the aggregate intrinsic value of options exercised under the Company's equity incentive plans was minimal. The following table summarizes information about the Company's options outstanding and exercisable equity incentive plans as of March 31, 2009:

                            Options Outstanding                  Options Exercisable
                     ----------------------------------------- ----------------------------
                                      Weighted
                                      Average       Weighted                     Weighted
                         Number      Remaining      Average        Number        Average
Range of              Outstanding   Contractual     Exercise    Outstanding      Exercise
Exercise Prices        at 3/31/09       Life         Price       at 3/31/09       Price
-------------------- -------------- ------------  ------------ --------------  ------------
                       (in thousands, except exercise price and contractual life)
$0.18 - $3.28                  676         7.21  $       2.89            158  $       2.52
$3.29 - $3.45                  882         1.70          3.44            844          3.45
$3.48 - $3.65                  577         4.75          3.61            228          3.65
$3.72 - $3.81                  587         6.19          3.78            124          3.79
$3.82 - $4.24                  779         4.03          4.12            657          4.13
$4.28 - $4.58                  538         3.72          4.49            449          4.50
$4.66 - $7.66                  619         2.15          6.65            590          6.69
$7.79 - $13.37                 564         1.74         10.67            563         10.68
$13.49 - $59.13                150         2.42         19.48            150         19.48
                     --------------                            --------------
                             5,372         3.83  $       5.21          3,763  $       5.90
                     ==============                            ==============

As of March 31, 2009, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $1.7 million, and this expense is expected to be recognized over a remaining weighted- average period of 2.05 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, "restricted stock") have been granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The Company's right to repurchase shares of restricted stock lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of March 31, 2009, there were 1.4 million shares of service-based restricted stock awards and 0.8 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions. Under the 2004 Equity Incentive Plan, restrictions generally lapse in one of the following ways: (1) 50% one year from the date of grant and the remainder on the second anniversary of the grant date; (2) 100% one year from the date of grant; (3) 33-1/3% one year from the date of grant and the remainder on the second anniversary of the grant date; (4) 66-2/3% one year from the date of grant and the remainder on the second anniversary of the grant date or (5) upon meeting certain performance criteria after being evaluated over a specified period from the date of grant. Under the 2006 Director Plan, restrictions generally lapse either (1) one year from the date of grant for existing non-employee directors or (2) one year from the date of grant with respect to one-third of the shares and quarterly thereafter for the next two years for the balance of the shares for initial grants to new non-employee directors. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.

A summary of activity for restricted stock as of March 31, 2009 and changes during fiscal years 2009, 2008 and 2007 was as follows:

                                                                       Weighted
                                                                       Average
                                                                      Grant-Date
                                                                         Fair
                                                        Shares          Value
                                                    --------------  --------------
                                                    (in thousands, except weighted
                                                    average grant-date fair value)

Nonvested stock at March 31, 2006                              --  $           --
    Awarded                                                 1,287            4.36
    Released                                                   --              --
    Cancelled                                                (108)           4.30
                                                    --------------
Nonvested stock at March 31, 2007                           1,179            4.37
    Awarded                                                 1,949            3.47
    Released                                                 (544)           4.37
    Cancelled                                                (599)           3.88
                                                    --------------
Nonvested stock at March 31, 2008                           1,985            3.64
    Awarded (1)                                             2,146            3.46
    Released                                               (1,105)           3.68
    Cancelled                                                (845)           3.66
                                                    --------------
Nonvested stock at March 31, 2009                           2,181  $         3.43
                                                    ==============

__________________

(1) In fiscal 2009, the Company issued approximately 603,000 restricted stock units with a fair value of $1.7 million on the date of grant. These restricted stock units will vest over a period of approximately eighteen months based upon meeting certain performance criteria from the date of grant and will be evaluated on a quarterly basis. The Company assessed the probability of these performance criteria being achieved at March 31, 2009 and did not record any stock-based compensation expense associated with these performance grants in fiscal 2009.

All restricted stock was awarded at the par value of $0.001 per share. As of March 31, 2009, the total unrecognized compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, was $4.2 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.18 years.

Stock-Based Compensation

Stock-based compensation expense included in the Consolidated Statements of Operations for fiscal years 2009, 2008 and 2007 were as follows:

                                                                                  Years Ended March 31,
                                                            ----------------------------------------------------------------
                                                                    2009                  2008                  2007
                                                            --------------------  --------------------  --------------------
                                                                                     (in thousands)
Stock-based compensation expense by caption:
    Cost of revenues                                       $                382  $                380  $                576
    Research and development                                                252                 2,205                 3,163
    Selling, marketing and administrative                                 2,525                 3,414                 3,858
                                                            --------------------  --------------------  --------------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes$              3,159  $              5,999  $              7,597
                                                            ====================  ====================  ====================
Stock-based compensation expense by type of award:
    Stock options                                          $              1,104  $              2,092  $              5,485
    Restricted stock awards and restricted stock units                    2,055                 4,253                 1,276
    Employee stock purchase plan (2)                                         --                  (346)                  836
                                                            --------------------  --------------------  --------------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes$              3,159  $              5,999  $              7,597
                                                            ====================  ====================  ====================

__________________

(1) The total stock-based compensation, net of taxes, recorded on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented differs from the Consolidated Statements of Stockholders' Equity as the Consolidated Statements of Stockholders' Equity includes both continuing and discontinued operations.

(2) The Company recorded a credit to the Consolidated Statements of Operations for the Company's 1986 Employee Stock Purchase Plan in fiscal 2008 based on (a) actual purchases that occurred on August 14, 2007 and February 14, 2008 and (b) the fact that no new offering period exists, as the Company's 1986 Employee Stock Purchase Plan expired in April 2006.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its United States operations. For fiscal years 2009, 2008 and 2007, there were no income tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in fiscal years 2009, 2008 and 2007.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected term, and expected dividends.

The Company's policy is to estimate the volatility of its stock using historical volatility, as well as the implied volatility in market-traded options on its common stock. Management determined that a blend of implied volatility and historical volatility would be more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Given the lack of market data since April 1, 2006 relating to traded options in the company's common stock, only historical volatility has been used in the Company's FAS No. 123(R) fair value calculations. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

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

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on its historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting.

 The fair value of the Company's outstanding stock options and other stock-based awards granted in fiscal years 2009, 2008 and 2007, was estimated using the following weighted-average assumptions:

                                                    Years Ended March 31,
                                    ----------------------------------------------
                                         2009            2008            2007
                                    --------------  --------------  --------------
Equity Incentive Plans:
    Expected life (in years)                  4.4             4.3             4.1
    Risk-free interest rates                  2.7%           3.7%           4.8%
    Expected volatility                      38.0%            38%            44%
    Dividend yield                             --              --              --
    Weighted average fair value
      Stock options                $         1.21  $         1.48  $         1.79
      Restricted stock             $         3.46  $         3.47  $         4.36

ESPP:
    Expected life (in years)                   n/a             n/a       1.00-1.25
    Risk-free interest rates                   n/a             n/a     5.07 - 5.11%
    Expected volatility                        n/a             n/a             44%
    Dividend yield                             n/a             n/a             --
    Weighted average fair value                n/a             n/a $         1.11

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

Other Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible U.S. employees. The 401(k) allows participants to defer between 3% and 25% of their annual compensation on a pre-tax basis, subject to the statutory limits prescribed by the Internal Revenue Code. The Company matched employee contributions at a one to one ratio, with a maximum contribution of $2,000 per year per eligible employee. Effective January 1, 2008, the Company matches at a 50% rate for each dollar contributed by each eligible employee on their first $6,000 contributed during the calendar year. The Company may make additional variable matching contributions to eligible employees based on the Company's performance. The matching contributions made by the Company are immediately vested. During fiscal years 2009, 2008 and 2007, the Company's contributions to the 401(k) plan were $0.5 million, $0.5 million and $0.8 million, respectively. The Company also maintains other benefit plans for its non-U.S. employees in which the Company contributed $0.3 million in fiscal 2009 and $0.4 million in both fiscal years 2008 and 2007.

Common Stock Repurchase Program

In July 2008, the Company's Board of Directors authorized a stock repurchase program to purchase up to $40 million of the Company's common stock. During fiscal 2009, the Company purchased approximately 1.0 million shares of its common stock at an average price of $2.29 for an aggregate purchase price of $2.4 million, excluding brokerage commissions. The Company has accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of March 31, 2009, $37.6 million remained available for repurchase under the authorized stock repurchase program.

Note 10. Commitments and Contingencies

Operating Lease Obligations

The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2012. As of March 31, 2009, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

                                                                                         Future
                                                                                        Minimum        Future
                                                                                         Lease        Sublease
                                                                                        Payments       Income
                                                                                      ------------  ------------
                                                                                              (in thousands)
2010                                                                                $       5,014  $      1,434
2011                                                                                        4,222           857
2012                                                                                        2,477           403
2013                                                                                        1,331            --
2014 and thereafter                                                                            --            --
                                                                                      ------------  ------------
Total                                                                               $      13,044  $      2,694
                                                                                      ============  ============

Net rent expense was approximately $1.5 million, $3.6 million and $2.5 million during fiscal years 2009, 2008 and 2007, respectively.

Purchase Obligations

Purchase obligations relate to the Company's contractual commitments to purchase goods or services. At March 31, 2009, the Company's purchase obligations aggregated $12.5 million, which was based on the Company's current needs and the Company's expectations that its vendors will fulfill these orders in fiscal 2010.

In July 2008, the Company entered into a three-year strategic development agreement with HCL Technologies Limited, ("HCL"), to provide product development and engineering services for its product portfolio. Under the terms of the agreement, HCL agreed to employ certain of the Company's former engineering employees, who will work exclusively on the Company's engineering projects. In connection with this agreement, the Company incurred costs of $1.7 million and has recorded these amounts within "Research and development expense" in the Consolidated Statements of Operations in fiscal 2009. The Company has committed to make additional payments up to $3.6 million through fiscal 2012.

Legal Proceedings

The Company was previously subject to IRS audits for its fiscal years 1994 through 2003. During fiscal 2007, the Company reached resolution with the United States taxing authorities on all outstanding audit issues relating to those fiscal years. However, the Company's tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to state and local taxing jurisdictions. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of the Company's federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to the Company's tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

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

In connection with the Company's acquisitions of Aristos, Snap Appliance, Eurologic, and Platys Communications, Inc. ("Platys"), a portion of the respective purchase prices and other future payments totaling $4.3 million, $6.7 million, $3.8 million and $15.0 million, respectively, were held back (the "Holdbacks") to secure potential indemnification obligations of Aristos, Snap Appliance, Eurologic and Platys stockholders for unknown liabilities that may have existed as of each acquisition date. As of March 31, 2009, the Aristos Holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise. In fiscal 2009, the Company resolved the remaining disputed, outstanding claims against the Eurologic Holdback, by entering into a Deed of Indemnity and a written settlement agreement with the Representative of the Eurologic shareholders, which resulted in an additional payment of $1.3 million. The Company's initial payment of $2.3 million to the Eurologic shareholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in fiscal 2009 in "Income (loss) from discontinued operations, net of taxes" in the Consolidated Statements of Operations. In fiscal 2007, the Company resolved all outstanding claims against the Snap Appliance Holdback and the Platys Holdback.

Note 11. Restructuring Charges

The Company implemented several restructuring plans during fiscal years 2009, 2008 and 2007 and recorded restructuring charges of $6.1 million, $6.3 million and $3.7 million, respectively. The goal of these plans was to bring its operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense-control programs.

Of the $6.1 million recorded in fiscal 2009, $5.9 million related to restructuring charges for plans implemented in fiscal 2009 and $0.2 million in adjustments related to prior fiscal years' restructuring plans. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.4) million in adjustments related to prior fiscal years' restructuring plans. Of the $3.7 million recorded in fiscal 2007, $3.9 million related to restructuring charges for plans implemented in fiscal 2007 and $(0.2) million in adjustments related to prior fiscal years' restructuring plans. Adjustments made to prior fiscal years' restructuring plans for fiscal 2009 were primarily related to additional lease costs for facilities it had previously consolidated. Adjustments made to prior fiscal years' restructuring plans for fiscal years 2008 and 2007 were primarily due to actual results being lower than anticipated. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Consolidated Statements of Operations and are managed at the corporate level. The restructuring plans are discussed in detail below.

Fiscal 2009 Restructuring Plans

In the first quarter of fiscal 2009, the Company approved and initiated a restructuring plan to (1) reduce its operating expenses due to a declining revenue base, (2) streamline its operations and (3) better align its resources with its strategic business objectives, resulting in a restructuring charge of $3.8 million in fiscal 2009. This restructuring plan included workforce reductions in all functions of the organization worldwide and consolidation of its facilities, which resulted in restructuring charges of $3.0 million and $0.8 million, respectively. Of the $3.8 million recorded in fiscal 2009 related to this restructuring plan, $0.3 million was recorded in the fourth quarter of fiscal 2009, related to accrual adjustments for the additional estimated loss on the Company's facilities and disposing of duplicative assets.

In the third quarter of fiscal 2009, the Company initiated additional actions to reduce expenses as its business began to be impacted by the deterioration of macroeconomic conditions, resulting in a restructuring charge of $2.1 million in fiscal 2009 related to severance and benefits for employee reductions primarily in sales, marketing and administrative functions.

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plans implemented in fiscal year 2009:

                                                                         Severance
                                                                            And          Other
                                                                          Benefits      Charges        Total
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Charges for Fiscal 2009 Restructuring Plans                            $      5,186  $        354  $      5,540
Accrual adjustments                                                             (54)          395           341
Non-cash utilization                                                             --          (124)         (124)
Cash paid                                                                    (4,046)         (455)       (4,501)
                                                                        ------------  ------------  ------------
Accrual balance at March 31, 2009                                      $      1,086  $        170  $      1,256
                                                                        ============  ============  ============

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $1.1 million at March 31, 2009 will be substantially paid out by the first quarter of fiscal 2010, while the remaining restructuring other charges of $0.2 million, relating primarily to leases obligations, will be paid out through the first quarter of fiscal 2011, which was reflected in "Accrued and other liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Fiscal 2008 Restructuring Plans

In the first quarter of fiscal 2008, the Company approved and initiated a plan to restructure its operations to reduce the Company's operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million related to severance and benefits for employee reductions. In the second quarter of fiscal 2008, the Company initiated additional actions in an effort to better align its cost structure with its anticipated OEM revenue stream and to improve the Company's results of operations and cash flows, resulting in a restructuring charge of $5.2 million in fiscal 2008. This restructuring plan included workforce reductions and consolidation of its facilities, which resulted in restructuring charges of $3.9 million and $1.3 million, respectively. During fiscal 2009, the Company recorded adjustments to the fiscal 2008 restructuring plan accrual of $0.2 million related to the additional estimated loss on the Company's facilities.

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plans implemented in fiscal year 2008:

                                                                         Severance
                                                                            And          Other
                                                                          Benefits      Charges        Total
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Charges for Fiscal 2008 Restructuring Plans                            $      5,375  $      1,289  $      6,664
Non-cash utilization                                                             --          (151)         (151)
Cash paid                                                                    (5,354)         (210)       (5,564)
                                                                        ------------  ------------  ------------
Accrual balance at March 31, 2008                                                21           928           949
Accrual adjustments                                                             (14)          195           181
Cash paid                                                                        (7)         (721)         (728)
                                                                        ------------  ------------  ------------
Accrual balance at March 31, 2009                                      $         --  $        402  $        402
                                                                        ============  ============  ============

The Company anticipates that the remaining restructuring other charges accrual balance of $0.4 million at March 31, 2009, relating to lease obligations, will be paid out through the first quarter of fiscal 2011, which was reflected in "Accrued and other liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.

Fiscal 2007 Restructuring Plans

In the first and second quarters of fiscal 2007, the Company approved and initiated plans to restructure its operations by simplifying its infrastructure. These restructuring plans eliminated certain duplicative assets and resources in all functions of the organization worldwide due to consolidating certain processes in order to reduce its cost structure, which resulted in a charge of $3.9 million in fiscal 2007. In addition, the Company recorded minimal provision adjustments related to asset impairments, which were partially offset by a reduction for benefits as actual results were lower than anticipated. During fiscal 2008, the Company recorded adjustments to the fiscal 2007 restructuring plan accrual of $(0.2) million related to the reduction for benefits, as actual results were lower than anticipated. As of March 31, 2008, the Company had utilized all of these charges and the plans are now complete.

Previous Restructuring Plans

In fiscal 2006, the Company approved and initiated plans to restructure its operations by simplifying the Company's infrastructure by eliminating certain duplicative resources in all functions of the organization worldwide, due in part, to the discontinued operations, the vacating of redundant facilities in order to reduce the Company's cost structure, and the sale of the Company's Singapore manufacturing facility. During fiscal 2008, the Company recorded adjustments to the fiscal 2006 restructuring plan accrual of $(0.1) million, as actual results for benefits and vacating redundant facilities were lower than anticipated. As of March 31, 2008, the Company had utilized all of the charges and the plans are now complete.

In fiscal years 2003, 2002 and 2001, the Company's management implemented restructuring plans to reduce expenses, streamline operations and improve operating efficiencies. The Company has substantially completed its execution of these plans. The remaining accrual balance related to the estimated loss on facilities that the Company subleased in Florida and California through April 2008, the end of the lease term. The estimated loss represents the estimated future obligations for the non-cancelable lease payments, net of the estimated future sublease income. During fiscal years 2009, 2008 and 2007, the Company recorded adjustments to these plans for $(0.2) million, $(0.1) million and $(0.2) million, respectively. As of March 31, 2009, the Company had utilized all of the charges and the plans are now complete.

Previous Acquisition-Related Restructuring

In fiscal 2006, in connection with one of its previous acquisitions, the Company finalized its plan to integrate the acquired company's operations to eliminate certain duplicative resources, including severance and benefits in connection with the involuntary termination of employees, exiting duplicative facilities and disposing of duplicative assets. This plan was initially accounted for under EITF No. 95-3 and was included in the purchase price allocation of the acquired company. The remaining liability related to long-term lease obligations, in which the lease term ends in October 2011. Any further changes to the Company's finalized plan will be accounted for under SFAS No. 146 and will be recorded in "Restructuring charges" in the Consolidated Statements of Operations. In fiscal 2009, the Company recorded adjustments of $0.2 million due to additional estimated loss on these facilities that the Company subleased.

The following table sets forth the activity in the accrued restructuring balance related to its previous acquisition- related restructuring plan for fiscal 2009, 2008 and 2007:

                                                                         Severance
                                                                            And          Other
                                                                          Benefits      Charges        Total
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Accrual balance at March 31, 2006                                      $         46  $      2,489  $      2,535
Cash paid                                                                       (46)         (368)         (414)
                                                                        ------------  ------------  ------------
Accrual balance at March 31, 2007                                      $         --  $      2,121  $      2,121
Cash paid                                                                        --          (385)         (385)
                                                                        ------------  ------------  ------------
Accrual balance at March 31, 2008                                                --         1,736         1,736
Accrual adjustments                                                              --           214           214
Cash paid                                                                        --          (719)         (719)
                                                                        ------------  ------------  ------------
Accrual balance at March 31, 2009                                      $         --  $      1,231  $      1,231
                                                                        ============  ============  ============

The Company anticipates that the remaining restructuring other charges balance of $1.2 million at March 31, 2009, related to long- term lease obligations, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance of $1.2 million, $0.6 million was reflected in "Accrued and other liabilities" and $0.6 million was reflected in "Other long-term liabilities" in the Consolidated Balance Sheets.

Note 12. Other Charges (Gains), Net

Fiscal 2008 Other Charges (Gains), Net

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. In May 2007, the Company completed the sale of certain of these properties that were previously classified as held for sale, with proceeds aggregating $19.9 million, exceeding its carrying value of $12.5 million. Net of selling costs, the Company recorded a gain of $6.7 million on the sale of the properties in fiscal 2008 within "Other charges (gains), net" in the Consolidated Statements of Operations.

In fiscal 2008, the Company also recorded an impairment charge of $2.2 million to write-off intangible assets related to the Elipsan acquisition due to a revision in its forecasts that resulted in expected negative long-term cash flows for the first time and recorded a charge of $0.8 million related to costs incurred to evaluate strategic options. These charges were recorded within "Other charges (gains), net" in the Consolidated Statements of Operations.

Fiscal 2007 Other Charges (Gains), Net

The Company holds non-controlling interests in certain non-public companies. The Company regularly monitors these investments for impairment and records reductions in the carrying values when the impairment is deemed to be other-than- temporary. Circumstances that indicate an other-than-temporary decline include the length of time and the extent to which the market value has been lower than cost. The Company recorded an impairment charge of $0.9 million in fiscal 2007 related to a decline in the value of these investments deemed to be other-than-temporary, within "Other charges (gains), net" in the Consolidated Statements of Operations.

The Company recorded $0.7 million for legal and consulting fees incurred in connection with its efforts undertaken to sell the Snap Server portion of its systems business, when it was originally classified as "Assets held for sale" on the Consolidated Balance Sheets through March 31, 2007, which was recorded within "Other charges (gains), net" in the Consolidated Statements of Operations in fiscal 2007.

Note 13. Interest and Other Income, Net

The components of interest and other income, net, for all periods presented were as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Interest income                                                        $     16,932  $     28,662  $     24,362
Gain on sale of marketable equity securities                                  2,255            --            --
Gain on extinguishment of debt, net                                           1,643            --            --
Realized currency transaction gains (losses)                                   (789)        2,550           963
Other                                                                           967           123           293
                                                                        ------------  ------------  ------------
Interest and other income, net                                         $     21,008  $     31,335  $     25,618
                                                                        ============  ============  ============

In fiscal 2009, the Company recorded a gain, net of selling costs, of $2.3 million on the sale of marketable equity securities of a publicly traded company.

In fiscal 2009, the Company repurchased a total of $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million). In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008, which required the Company to purchase its 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. See Note 8 to the Consolidated Financial Statements for further details.

Note 14. Income Taxes

The components of loss from continuing operations before provision for (benefit from) income taxes for all periods presented were as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Loss from continuing operations before income taxes:
    Domestic                                                           $    (14,394) $        953  $     (3,523)
    Foreign                                                                  (2,187)       (6,300)      (13,165)
                                                                        ------------  ------------  ------------
Total loss from continuing operations before income taxes              $    (16,581) $     (5,347) $    (16,688)
                                                                        ============  ============  ============

The components of the provision for (benefit from) income taxes from continuing operations for all periods presented were as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Federal:
    Current                                                            $       (344) $       (837) $    (47,990)
    Deferred                                                                     --            --            --
                                                                        ------------  ------------  ------------
                                                                               (344)         (837)      (47,990)
                                                                        ------------  ------------  ------------
Foreign:
    Current                                                                    (744)          190        (4,206)
    Deferred                                                                     (6)        1,001           (79)
                                                                        ------------  ------------  ------------
                                                                               (750)        1,191        (4,285)
                                                                        ------------  ------------  ------------
State:
    Current                                                                  (1,511)         (329)       (7,101)
    Deferred                                                                     --            --            --
                                                                        ------------  ------------  ------------
                                                                             (1,511)         (329)       (7,101)
                                                                        ------------  ------------  ------------
Provision for (benefit from) income taxes                              $     (2,605) $         25  $    (59,376)
                                                                        ============  ============  ============

The Company's effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
Federal statutory rate                                                        (35.0)%       (35.0)%       (35.0)%
State taxes, net of federal benefit                                             0.6%         1.9%         0.9%
Foreign subsidiary income at other than the U.S tax rate                         -- %          -- %       (35.8)%
Foreign losses not benefited                                                   18.7%       110.0%        29.5%
Changes in tax reserves                                                       (20.2)%       (33.6)%      (346.7)%
OID Interest                                                                  (15.0)%       (60.2)%       (27.5)%
Change in valuation allowance                                                   2.5%       (81.2)%        44.6%
Distributions from foreign subsidiaries                                          -- %        72.3%          -- %
Goodwill impairment charges                                                    35.8%          -- %          -- %
Other permanent differences                                                    (3.1)%        26.3%        14.2%
                                                                        ------------  ------------  ------------
Effective income tax rate                                                     (15.7)%         0.5%      (355.8)%
                                                                        ============  ============  ============

In fiscal 2009, the Company recorded a net tax benefit of $1.4 million for the reversal of previously accrued liabilities, offset by changes in judgement in other uncertain tax positions and new tax exposures that were identified in the current year. The Company's liability releases relate to reaching final settlement with the Singapore Tax Authorities for fiscal years 1998 through 2000 and the lapsing of the statute of limitations on a pre-acquisition tax issue related to Eurologic. Changes in judgment related to Singapore tax audits that are on-going for other years and foreign tax issues that were identified during the Company's current fiscal year, which included its tax exposures that pre-date its acquisition of ICP vortex Computersysteme GmbH ("ICP vortex") resulted in increases in the Company's liabilities for uncertain tax positions. Changes to the liabilities for uncertain tax benefits related to the Eurologic and ICP vortex items were recorded as part of the tax provision as opposed to adjusting amounts to purchase accounting as no goodwill or related intangible assets existed at March 31, 2009, due to impairments or the full amortization of intangible assets in previous fiscal years.

The Company has concluded its ongoing negotiations with the IRS taxing authorities with regard to its tax disputes for its fiscal years 1994 through 2003 and for the fiscal 2004 through 2006 audit cycle, as discussed above in Note 10. In January 2009, the Company received notices from the California Franchise Tax Board as a result of their review of the Company's amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on the Company's amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed above in Note 10. As a result, in fiscal 2009, the Company recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million.

During fiscal 2008, the Company changed its assertion such that foreign earnings are no longer intended to be permanently reinvested. At March 31, 2009 and 2008, the Company recorded a deferred tax liability of $78.9 million and $93.8 million, respectively, related to the foreign undistributed earnings, which was offset by a reduction in the Company's valuation allowance against its deferred tax assets.  There was no significant impact of the change in assertion on "Provision for (benefit from) income taxes" in the Consolidated Statements of Operations.

In fiscal 2007, the Company's benefit from income taxes reflected a discrete tax benefit of $60.2 million, which was primarily attributable to its settling certain tax disputes with the United States and Singapore taxing authorities, including the resolution of its fiscal 1997 U.S. Tax Court Litigation and its fiscal 2002 and fiscal 2003 IRS audit cycle.

The significant components of the Company's deferred tax assets and liabilities at March 31, 2009 and 2008 were as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                              (in thousands)
Deferred tax assets:
    Intangible assets                                                                $     29,141  $     41,214
    Research and development tax credits                                                   28,003        25,782
    Net operating loss carryover                                                           60,816        31,422
    Capitalized research and development                                                    7,786         3,504
    Compensatory and other accruals                                                         8,603         8,890
    Restructuring charges                                                                   1,145         1,010
    Foreign tax credits                                                                    17,968        21,719
    Deferred revenue                                                                          552         1,455
    Inventory reserves                                                                      3,309         3,091
    Uniform capitalization adjustment                                                         787           363
    Fixed assets accrual                                                                    1,463            --
    Other, net                                                                              1,544         1,806
                                                                                      ------------  ------------
Gross deferred tax assets                                                                 161,117       140,256
                                                                                      ------------  ------------

Deferred tax liabilities:
    Acquisition-related charges                                                              (337)         (336)
    Fixed assets accrual                                                                   (2,327)       (1,014)
    Unremitted earnings                                                                   (78,908)      (93,831)
    Unrealized loss on investments                                                           (957)       (1,365)
                                                                                      ------------  ------------
Gross deferred tax liability                                                              (82,529)      (96,546)
                                                                                      ------------  ------------
Valuation allowance                                                                       (75,948)      (44,591)
                                                                                      ------------  ------------
Net deferred tax assets (liabilities)                                                $      2,640  $       (881)
                                                                                      ============  ============

The significant components of the Company's deferred tax assets and liabilities at March 31, 2009 and 2008 were classified on its Consolidated Balance Sheets as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                              (in thousands)
Deferred tax assets:
   Other current assets                                                                     6,597         9,013
   Other long-term assets                                                                   3,608            --
                                                                                      ------------  ------------
Total deferred tax assets                                                                  10,205         9,013
                                                                                      ------------  ------------
Deferred tax liabililties:
   Other long-term liabilities                                                             (7,565)       (9,894)
                                                                                      ------------  ------------
Total deferred tax liabilities                                                             (7,565)       (9,894)
                                                                                      ------------  ------------
Net deferred tax assets (liabilities)                                                $      2,640  $       (881)
                                                                                      ============  ============

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2009 and 2008, the Company's analysis of its deferred tax assets demonstrated that it was more likely than not that substantially all of its net U.S. deferred tax assets will not be realized, resulting in a full valuation allowance for deferred tax assets of $75.9 million and $44.6 million, respectively. Factors that led to this conclusion included, but were not limited to, the Company's past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis.

As of March 31, 2009, the Company had net operating loss carryforwards of $143.3 million for federal and $167.8 million for state purposes that expire in various years beginning in 2019 for federal and 2010 for state purposes. The Company had research and development credits of $21.4 million for federal purposes that expire in various years beginning in 2019 and credits of $10.1 million for state purposes that carry forward indefinitely until fully exhausted. The Company had foreign tax credits of $10.7 million that expire in various years beginning in 2010. Of the federal net operating loss carryforwards, $10.1 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

Accounting for Uncertainty in Income Taxes

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

To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at April 1, 2007, upon the adoption of FIN 48, was immaterial. In addition, no material amount was accrued during fiscal years 2009 and 2008.

A reconciliation of the changes to the Company's gross unrecognized tax benefits for fiscal years 2009 and 2008 was as follows:

                                                       Years Ended March 31,
                                                    ---------------------------
                                                        2009           2008
                                                    -------------  ------------
                                                           (in thousands)

Balance at beginning of period                    $       21,510        20,325
Tax positions related to current year:
  Additions                                                1,534         1,209
Tax positions related to prior years:
  Additions                                                6,854         2,019
  Reductions                                                  --          (904)
Settlements                                               (1,319)       (1,139)
Lapses in statutes of limitiations                          (800)           --
                                                    -------------  ------------
Balance at end of period                                  27,779        21,510
                                                    =============  ============

As of March 31, 2009, The Company's total gross unrecognized tax benefits were $27.8 million, of which $4.1 million, if recognized, would affect the effective tax rate. There was an overall increase of $6.3 million in the Company's gross unrecognized tax benefits in fiscal 2009 due to changes in judgment related to foreign audits as a result of new information that the Company received in fiscal 2009, offset by benefits from the Singapore audit settlement noted above. This net increase in the Company's gross unrecognized tax benefits was also partially offset by the recording of a receivable of $0.7 million from a third party since the Company was partially indemnified by the third party for this tax matter and the issue arose in years prior to the Company's acquisition of the entity under audit.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of March 31, 2009, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and tax years fiscal years 2001 onward remained open to examination in Singapore and in various foreign jurisdictions. U.S. tax attributes generated in tax years 2000 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on the Company's tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Subsequent to March 31, 2009, the Company received notice from the Singapore Tax Authorities that the tax audit for fiscal 2001 has been completed. The Company expects that it will be able to recognize a tax benefit of approximately $2.6 million in the first quarter of fiscal 2010 as a result of the completion of this audit. Excluding the notification received from the Singapore Tax Authorities subsequent to year-end, management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.4 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

At March 31, 2009, the Company had a long term tax receivable balance of $3.1 million and a short term receivable of $1.5 million, primarily comprised of income taxes receivable from the IRS and foreign tax authorities. The Company's FIN 48 gross tax liabilities at March 31, 2009 was $8.2 million, of which $2.4 and $5.8 million were reflected in "Accrued and other liabilities" and "Other long-term liabilities," respectively. In addition, the Company had short term deferred tax assets of $6.3 million, which was included within "Other current assets" and long-term liabilities within "Deferred income taxes" of $7.7 million. The net change in the Company's tax related assets and liabilities during fiscal 2009 was primarily the result of U.S. tax refunds received. Tax related liabilities are primarily composed of the accrual and release of income, withholding and transfer taxes accrued by the Company in the taxing jurisdictions in which it operates around the world, including, but not limited to, the United States, Singapore, Ireland, United Kingdom, Japan and Germany. The amount of the tax related assets and liabilities were based on management's evaluation of the Company's tax exposures in light of the complicated nature of the business transactions entered into by the Company in a global business environment.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) were as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                        (in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations, net of taxes - basic         $    (13,976) $     (5,372) $     42,688
Income (loss) from discontinued operations, net of taxes - basic              3,786        (4,243)      (11,845)
                                                                        ------------  ------------  ------------
Net income (loss) - basic                                              $    (10,190) $     (9,615)       30,843
                                                                        ------------  ------------  ------------
Adjustment:
Adjustment for interest expense on 3/4% Notes, net of taxes            $         --  $         --  $      3,062
                                                                        ------------  ------------  ------------

Adjusted income (loss) from continuing operations,
    net of taxes - diluted                                             $    (13,976) $     (5,372) $     45,750
Adjusted income (loss) from discontinued operations,
    net of taxes - diluted                                                    3,786        (4,243)      (11,845)
                                                                        ------------  ------------  ------------
Adjusted net income (loss) - diluted                                   $    (10,190) $     (9,615) $     33,905
                                                                        ============  ============  ============

Denominator:
Weighted average shares outstanding - basic                                 119,767       118,613       116,602
Effect of dilutive securities:
    Employee stock awards and other                                              --            --           864
    3/4% Notes                                                                   --            --        19,224
                                                                        ------------  ------------  ------------
Weighted average shares and potentially dilutive common shares
outstanding - diluted                                                       119,767       118,613       136,690
                                                                        ============  ============  ============

Income (loss) per share:
    Basic:
        Continuing operations                                          $      (0.12) $      (0.05) $       0.37
        Discontinued operations                                        $       0.03  $      (0.04) $      (0.10)
        Net income (loss)                                              $      (0.09) $      (0.08) $       0.26
    Diluted:
        Continuing operations                                          $      (0.12) $      (0.05) $       0.33
        Discontinued operations                                        $       0.03  $      (0.04) $      (0.09)
        Net income (loss)                                              $      (0.09) $      (0.08) $       0.25

Diluted loss per share for fiscal years 2009 and 2008 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for fiscal 2007 because their inclusion would have been anti-dilutive. In accordance with SFAS No. 128, the weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during that period was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for fiscal years 2009, 2008 and 2007 were as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Outstanding stock options                                                     6,881        11,262        11,745
Outstanding restricted stock                                                  1,951         1,730             2
Warrants (1)                                                                  9,780        19,724        19,871
3/4% Notes                                                                    9,293        19,224            --
3% Notes                                                                         --            --           646

________________________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. However, this warrant expired unexercised in December 2008. See Note 8 to the Consolidated Financial Statements for further details.

Note 16. IBM Distribution Agreement, ServeRAID Agreement and Patent Cross-License Agreement

In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with the agreement, the Company issued IBM a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $6.94 per share. The warrant has a term of five years from the date of issuance and was immediately exercisable. The warrant was valued at $1.0 million using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 4.0% and an estimated life of five years. The value of the warrant was fully expensed, as the economic benefits were not considered probable, at March 31, 2005.

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

In consideration, the Company paid IBM a non-refundable fee of $26.0 million and issued IBM a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $15.31 per share. The warrant had a term of five years from the date of issuance and was immediately exercisable; however, the warrant expired unexercised in March 2007. The warrant was valued at approximately $1.0 million using the Black-Scholes valuation model using a volatility rate of 71.6%, a risk- free interest rate of 4.7% and an estimated life of five years. The Company allocated $12.0 million of the consideration paid to IBM to the supply agreement and allocated the remainder to the technology license fee. Fair values were determined based on discounted estimated future cash flows related to the Company's OEM ServeRAID business. The cash flow periods used were five years and the discount rates used were 15% for the supply agreement asset and 20% for the technology license fee based upon the Company's estimate of their respective levels of risk. Amortization of the supply agreement and the technology license fee was included in "Net revenues" and "Costs of revenues," respectively, over a five-year period reflecting the pattern in which economic benefits of the assets are realized.

In May 2000, the Company entered into a patent cross-license agreement with IBM, which was subsequently amended in March 2002. Under the agreement, the Company obtained a release of past infringement claims made prior to January 1, 2000 and received the right to use certain IBM patents from January 1, 2000 through June 30, 2007. Additionally, the Company granted IBM a license to use all of the Company's patents for the same period. In consideration, the Company paid an aggregate patent fee of $13.3 million. The patent license fee was amortized over the period from January 1, 2000 through June 30, 2007. A number of the licensed patents have either expired or the Company no longer utilizes them in its product offerings.

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in fiscal years 2009, 2008 and 2007.

A reconciliation of the changes to the Company's warranty accrual for fiscal years 2009, 2008 and 2007 was as follows:

                                                                                              Years Ended March 31,
                                                                                      ---------------------------------------
                                                                                          2009          2008         2007
                                                                                      ------------  ------------  -----------
                                                                                                    (in thousands)
Balance at beginning of period                                                      $         741  $        950  $     2,051
Warranties provided                                                                           930         2,389        3,770
Actual costs incurred                                                                      (1,117)       (2,598)      (4,871)
Warranty obligations transferred with discontinued operations                                (154)           --           --
                                                                                      ------------  ------------  -----------
Balance at end of period                                                            $         400  $        741  $       950
                                                                                      ============  ============  ===========

Note 18. Settlement with Steel Partners LLC and Steel Partners II, L.P.

On October 26, 2007, the Company, Steel Partners, LLC and Steel Partners II, L.P. (collectively, "Steel Partners") entered into an agreement (the "Settlement Agreement") ending the election contest that was to occur at the Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting"). Steel beneficially owned approximately 15% of the Company's common stock as of December 31, 2007.

In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's Board of Directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. The Company compensated each of these directors, including the two directors who are affiliates of Steel, with equity awards or equity based awards in amounts that are consistent with the Company's Non-Employee Director Compensation Policy. As of March 31, 2009, Steel beneficially owned approximately 19% of the Company's common stock.

Note 19. Segment, Geographic and Significant Customer Information

Segment Information

In the first quarter of fiscal 2009, the Company revised its internal reporting structure and now operates in one segment, in conjunction with the sale of its Snap Server NAS business in June 2008. The majority of its former SSG segment, related to the Snap Server branded file-based NAS storage systems, which were sold to end users through its network of distribution partners, solution providers, e-tailers and VARs, represented results from discontinued operations. The remaining portion of its former SSG segment, related to the block-based iSCSI storage solution products, was retained.

Following the revision to its internal reporting structure, the Company operated in one segment, which provides data protection storage products and currently sells a broad range of the Company's storage technologies, including ASICs, board-level I/O and RAID controllers, internal enclosures, sub-systems and stand-alone software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels. The Company considers all of its products to be similar in nature and function. The Company also does not derive a significant amount of revenue from services or support.

Net revenues by countries based on the location of the selling entities for fiscal years 2009, 2008 and 2007, was as follows:

                                                                                    Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
United States                                                          $     96,658  $     50,852  $     87,745
Singapore                                                                        --            --        91,170
Ireland                                                                      18,116        94,649        48,233
                                                                        ------------  ------------  ------------
    Net revenues                                                       $    114,774  $    145,501  $    227,148
                                                                        ============  ============  ============

Net property and equipment by countries based on the location of the assets at March 31, 2009 and 2008 was as follows:

                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2009          2008
                                                                                      ------------  ------------
                                                                                          (in thousands)
United States                                                                        $     11,517  $     12,682
Singapore                                                                                      30            80
Other countries                                                                               117           522
                                                                                      ------------  ------------
    Property and equipment, net                                                      $     11,664  $     13,284
                                                                                      ============  ============

Significantly all other long-lived assets at March 31, 2009 and 2008 reside in the United States.

Note 20. Supplemental Disclosure of Cash Flows

                                                                                Years Ended March 31,
                                                                        ----------------------------------------
                                                                            2009          2008          2007
                                                                        ------------  ------------  ------------
                                                                                      (in thousands)
Interest paid                                                          $      2,011  $      3,556  $      4,150
Income taxes paid                                                               720         3,879         1,369
Income tax refund received                                                    1,082        16,214         2,563
Non-cash investing and financial activities:
Adjustment for deferred stock-based compensation                                 --            --          (319)
Unrealized gains (losses) on available-for-sale securities                     (600)        1,861         3,792

Note 21. Comparative Quarterly Financial Data (unaudited)

The following table summarized the Company's quarterly financial data:

                                                        Quarters
                                     ------------------------------------------
                                       First     Second      Third     Fourth      Year
                                     ---------  ---------  ---------  ---------  ---------
                                              (in thousands, except per share amounts)
Fiscal 2009:
Net revenues                        $  31,503  $  31,655  $  28,205  $  23,411  $ 114,774
Gross profit                           14,682     13,329     11,143     10,207     49,361
Income (loss) from continuing
    operations, net of taxes              (47)     3,312         90    (17,331)   (13,976)
Income (loss) from discontinued
    operations, net of taxes            5,060         --     (1,396)       122      3,786
Net income (loss)                       5,013      3,312     (1,306)   (17,209)   (10,190)
Income (loss) per share:
    Basic
        Continuing operations       $   (0.00) $    0.03  $    0.00  $   (0.14) $   (0.12)
        Discontinued operations     $    0.04  $      --  $   (0.01) $    0.00  $    0.03
        Net income (loss)           $    0.04  $    0.03  $   (0.01) $   (0.14) $   (0.09)
    Diluted
        Continuing operations       $   (0.00) $    0.02  $    0.00  $   (0.14) $   (0.12)
        Discontinued operations     $    0.04  $      --  $   (0.01) $    0.00  $    0.03
        Net income (loss)           $    0.04  $    0.02  $   (0.01) $   (0.14) $   (0.09)
Shares used in computing income
    (loss) per share:
    Basic                             119,192    119,682    120,231    119,961    119,767
    Diluted                           119,192    134,594    120,473    119,961    119,767

Fiscal 2008:
Net revenues                        $  36,102  $  37,693  $  36,118  $  35,588  $ 145,501
Gross profit                           11,509     13,525     15,060     16,482     56,576
Income (loss) from continuing
    operations, net of taxes           (3,129)    (6,491)     2,929      1,319     (5,372)
Loss from discontinued operations,
    net of taxes                         (506)    (1,141)    (1,821)      (775)    (4,243)
Net income (loss)                      (3,635)    (7,632)     1,108        544     (9,615)
Income (loss) per share:
    Basic
        Continuing operations       $   (0.03) $   (0.05) $    0.02  $    0.01  $   (0.05)
        Discontinued operations     $   (0.00) $   (0.01) $   (0.02) $   (0.01) $   (0.04)
        Net income (loss)           $   (0.03) $   (0.06) $    0.01  $    0.00  $   (0.08)
    Diluted
        Continuing operations       $   (0.03) $   (0.05) $    0.02  $    0.01  $   (0.05)
        Discontinued operations     $   (0.00) $   (0.01) $   (0.02) $   (0.01) $   (0.04)
        Net income (loss)           $   (0.03) $   (0.06) $    0.01  $    0.00  $   (0.08)
Shares used in computing income
    (loss) per share:
    Basic                             117,897    118,405    118,987    119,163    118,613
    Diluted                           117,897    118,405    119,622    119,887    118,613

In the second and third quarters of fiscal 2009, the Company recorded a gain of $1.3 million and $0.4 million, respectively, on the repurchase of its 3/4% Notes on the open market. In the first, second, third and fourth quarters of fiscal 2009, the Company recorded restructuring charges of $1.8 million, $1.4 million, $0.9 million and $1.9 million, respectively, primarily related to restructuring plans implemented in the first and third quarters of fiscal 2009. In the second quarter of fiscal 2009, the Company recorded a gain of $5.8 million on the sale of the Snap Server NAS business. In the third quarter of fiscal 2009, the Company established a reserve of $1.2 million for the remaining receivable due from Overland, which reduced the cumulative gain of $4.6 million on the sale of the Snap Server NAS business. In the fourth quarter of fiscal 2009, the Company recorded an impairment of $16.9 million to write-off goodwill and recorded a gain of $2.3 million on the sale of marketable equity securities.

In the first quarter of fiscal 2008, the Company recorded a gain of $6.7 million on the sale of certain properties. In the first, second, third and fourth quarters of fiscal 2008, the Company recorded restructuring charges of $1.5 million, $3.4 million, $0.7 million and $0.6 million, respectively, primarily related to restructuring plans implemented in the first and second quarters of fiscal 2008. During the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $2.2 million to write down the intangible assets related to the Elipsan acquisition to zero due to a revision in the Company's forecasts in that quarter which resulted in expected negative cash flows for these assets for the first time and recorded a charge of $0.8 million related to costs incurred to evaluate strategic options.

Note 22. Glossary (Unaudited)

The following is a list of business related acronyms that are contained within this Annual Report on Form 10-K. They are listed in alphabetical order.

  ASIC: Application Specific Integrated Circuit

  CEO: Chief Executive Officer

  CFO: Chief Financial Officer

  CIFS: Common Internet File System

  DAS: Direct Attached Storage

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

  RSP: RAID Storage Processor

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

  EITF No. 00-21: Revenue Arrangements with Multiple Deliverables

  EITF No. 07-1: Accounting for Collaborative Arrangements

  FASB: Financial Accounting Standards Board

  FIN: FASB Interpretation Number

  FIN 48: Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

  FSP: FASB Staff Position

  FSP SFAS 107-1 and APB 28: Interim Disclosure about Fair Value of Financial Instruments

  FSP APB 14-1: Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

  FSP FAS 141(R)-1: Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

  FSP FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairment

  FSP FAS 123(R)-3: Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards

  FSP FAS 142-3: Determination of the Useful Life of Intangible Assets

  FSP FAS 157-2: Effective Date of SFAS No. 157

  FSP FAS No. 157-3: Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

  FSP FAS 157-4: Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

  SAB: Staff Accounting Bulletin

  SAB 104: Revenue Recognition

  SAB 107: Share Based Payment

  SAB 110: Certain Assumptions Used in Valuation Methods - Expected Term

  SEC: Securities and Exchange Commission

  SFAS: Statement of Financial Accounting Standards

  SFAS No. 48: Revenue Recognition When Right of Return Exists

  SFAS No. 109: Accounting for Income Taxes

  SFAS No. 123: Accounting for Stock-Based Compensation

  SFAS No. 123(R): Share Based Payment

  SFAS No. 128: Earnings Per Share

  SFAS No. 141: Business Combinations

  SFAS No. 141(R): Business Combinations

  SFAS No. 142: Goodwill and Other Intangible Assets

  SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets

  SFAS No. 146: Accounting for Costs Associated with Exit or Disposal Activities

  SFAS No. 157: Fair Value Measurements

  SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115

  SFAS No. 160: Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51

  SOP: Statement of Position

  SOP No. 97-2: Software Revenue Recognition

  SOP No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions

ADAPTEC, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

                                               Balance at   Charges                Balance at
                                               Beginning   to the P&L               End of
                                               of Period   or Goodwill Deductions    Period
                                               ----------  ----------  ----------  ----------
                                                               (in thousands)
Year ended March 31, 2009
    Allowance for doubtful accounts(1)        $      258  $       25  $      238  $       45
    Sales reserves(1)                              2,275       3,314       4,766         823
    Allowances(1)                                  2,055       6,220       7,352         923
    Valuation allowance for deferred tax assets   44,591      31,357          --      75,948

Year ended March 31, 2008
    Allowance for doubtful accounts(1)        $      519  $       65  $      326  $      258
    Sales reserves(1)                              2,399       8,020       8,144       2,275
    Allowances(1)                                  3,303      10,506      11,754       2,055
    Valuation allowance for deferred tax assets  124,070          --      79,479      44,591

Year ended March 31, 2007
    Allowance for doubtful accounts(1)        $      814  $       67  $      362  $      519
    Sales returns(1)                               4,743       9,393      11,737       2,399
    Allowances(1)                                  6,067      10,241      13,005       3,303
    Valuation allowance for deferred tax assets   91,476      32,594          --     124,070

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
Date: June 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUBRAMANIAN SUNDARESH	President and Chief Executive Officer	June 4, 2009
Subramanian Sundaresh	(principal executive officer)

/s/ MARY L. DOTZ	Chief Financial Officer	June 4, 2009
Mary L. Dotz	(principal financial officer)

/s/ JOHN M. WESTFIELD	Vice President and Corporate Controller	June 4, 2009
John M. Westfield	(principal accounting officer)

/s/ JACK L. HOWARD	Chairman	June 4, 2009
Jack L. Howard

/s/ JON S. CASTOR	Director	June 4, 2009
Jon S. Castor

/s/ JOSEPH S. KENNEDY	Director	June 4, 2009
Joseph S. Kennedy

/s/ ROBERT J. LOARIE	Director	June 4, 2009
Robert J. Loarie

/s/ JOHN MUTCH	Director	June 4, 2009
John Mutch

/s/ JOHN J. QUICKE	Director	June 4, 2009
John J. Quicke

/s/ LAWRENCE J. RUISI	Director	June 4, 2009
Lawrence J. Ruisi

/s/ DR. DOUGLAS E. VAN HOUWELING	Director	June 4, 2009
Dr. Douglas E. Van Houweling

INDEX TO EXHIBITS

			Incorporated by Reference

Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

2.1		Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02
2.2		Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05
2.3		Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06
2.4	*	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among the Registrant, Sanmina-SCI Corporation and Sanmina-SCI USA, Inc.	10-K	000-15071	10.49	06/14/06
2.5		Asset Purchase Agreement, dated June 27, 2008, by and between Overland Storage, Inc. and the Registrant	8-K	000-15071	2.01	07/03/08
2.6		Agreement and Plan of Merger, dated as of August 27, 2008, by and among the Registrant., Ariel Acquisition Corp., Aristos Logic Corporation and TPG Ventures, L.P., as representative of certain former stockholders of Aristos Logic Corporation	8-K	000-15071	2.1	09/03/08
3.1		Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98
3.2		Amended and Restated Bylaws of the Company. effective May 6, 2009	8-K	000-15701	3.1	05/12/09
4.1		Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04
4.2		Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04
4.3		Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04
4.4		Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04
4.5		Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04
4.6		Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04
		Employment Agreements, Offer Letters and Separation Agreements
10.1	+	Executive Employment Agreement of Subramanian "Sundi" Sundaresh, effective as of August 14, 2007.	10-Q	000-15071	10.1	11/06/07
10.2	+	Offer Letter and Executive Employment Agreement between the Registrant and Mary L. Dotz, dated March 31, 2008	8-K	000-15071	99.02	03/31/08
10.3	+	Executive Employment Agreement of Marcus Lowe, effective August 21, 2007	10-Q	000-15071	10.4	11/06/07
10.4	+	Employment Agreement of Mr. John Noellert, effective as of August 14, 2007	8-K	000-15071	10.1	10/30/08
10.5	+	Employment Agreement of Mr. Anil Gupta, effective as of September 3, 2008	8-K	000-15071	10.2	10/30/08
10.6	+	Separation Agreement of Anil Gupta, effective March 31, 2009	8-K	000-15071	10.1	04/03/09
10.7	+	Separation Agreement of Manoj Goyal, effective April 21, 2008	8-K	000-15071	10.01	04/23/08
10.8	+	Separation Agreement of Stephen Terlizzi, effective January 28, 2008	10K/A	000-15071	10.36	06/16/08
10.9	+	Separation Agreement of Russell Johnson, effective September 22, 2007	10-Q	000-15071	10.11	11/06/07
10.10	+	Offer Letter between the Company and Jon S. Castor, dated July 17, 2006	8-K	000-15071	99.02	07/20/06
		Stock Plans and Related Forms
10.11	+	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01
10.12	+

Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.

			10-K	000-15071	(B)	(B)
10.13	+	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01
10.14	+	2000 Non-statutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01
10.15	+	1990 Directors' Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99
10.16	+	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00
10.17	+	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	DEF 14A	000-15071	A	09/08/08
10.18	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04
10.19	+	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04
10.20	+	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04
10.21	+	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	07/28/06
10.22	+	Restricted Stock Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.02	02/11/08
10.23	+	Stock Option Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.01	02/11/08
10.24	+	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.03	02/11/08
10.25	+	Restricted Stock Unit Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.04	02/11/08
10.26	+	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01
10.27	+	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03
10.28	+	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04
10.29	+	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04
		Other Compensatory Plans
10.30	+	Registrant's Savings and Retirement Plan.	10-K	000-15071	(A)	(A)
10.31	+	Second Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04
10.32	+	Third Amendment to the Registrant's Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05
10.33	+	Fourth Amendment to the Registrant's Savings and Retirement Plan.					X
10.34	+	Fifth Amendment to the Registrant's Savings and Retirement Plan.					X
10.35	+	Sixth Amendment to the Registrant's Savings and Retirement Plan.					X
10.36	+	Non-Employee Director Compensation Policy, as amended	10-Q	000-15071	10.1	11/08/06
10.37	+	Non-Employee Director Compensation Policy, as amended effective April 1, 2009					X
10.38	+	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05
10.39	+	Fiscal 2008 Adaptec Incentive Plan	8-K	000-15071	99.1	04/20/07
10.40	+	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07
		Other Material Agreements
10.41		Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04
10.42	*	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina- SCI Corporation	10-Q	000-15071	10.1	02/07/06
10.43	*	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06
10.44		Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10K/A	000-15071	10.37	06/16/08
10.45	^	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation					X
10.46		Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07
21.1		Subsidiaries of Registrant					X
23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP					X
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

^ Confidential treatment has been requested for portions of this agreement.