Form 10-Q
period 2009-07-03
ADAPTEC INC
filed 2009-08-05
CIK 709804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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
YES    ☒        NO    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES    ☐        NO    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐ (Do not check if a smaller reporting company)          Smaller reporting company    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

The number of shares of Adaptec's common stock outstanding as of July 30, 2009 was 119,981,983.

Note: PDF provided as a courtesy

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                             (in thousands, except per share amounts)
Net revenues                                                                 $            21,738  $            31,503
Cost of revenues (inclusive of amortization of
    acquisition-related intangible assets)                                                11,635               16,821
                                                                              -------------------  -------------------
    Gross profit                                                                          10,103               14,682
                                                                              -------------------  -------------------
Operating expenses:
    Research and development                                                               7,554                5,903
    Selling, marketing and administrative                                                  6,635                9,497
    Amortization of acquisition-related intangible assets                                    325                   --
    Restructuring charges                                                                    149                1,837
                                                                              -------------------  -------------------
        Total operating expenses                                                          14,663               17,237
                                                                              -------------------  -------------------
Loss from continuing operations                                                           (4,560)              (2,555)
Interest and other income, net                                                             2,647                5,262
Interest expense                                                                              (4)                (841)
                                                                              -------------------  -------------------
Income (loss) from continuing operations before income taxes                              (1,917)               1,866
Benefit from (provision for) income taxes                                                  2,071               (1,913)
                                                                              -------------------  -------------------
Income (loss) from continuing operations, net of taxes                                       154                  (47)
                                                                              -------------------  -------------------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                                           --                 (734)
    Gain on disposal of discontinued
         operations, net of taxes                                                            440                5,794
                                                                              -------------------  -------------------
        Income from discontinued operations, net of taxes                                    440                5,060
                                                                              -------------------  -------------------
Net income                                                                   $               594  $             5,013
                                                                              ===================  ===================
Income (loss) per share:
Basic
    Continuing operations                                                    $              0.00  $             (0.00)
    Discontinued operations                                                  $              0.00  $              0.04
    Net income                                                               $              0.00  $              0.04
Diluted
    Continuing operations                                                    $              0.00  $             (0.00)
    Discontinued operations                                                  $              0.00  $              0.04
    Net income                                                               $              0.00  $              0.04

Shares used in computing income (loss) per share:
    Basic                                                                                119,284              119,192
    Diluted                                                                              119,869              119,192

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                 July 3, 2009        March 31, 2009
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Assets
Current assets:
    Cash and cash equivalents                                               $            101,804  $           111,724
    Marketable securities                                                                280,908              264,868
    Accounts receivable, net                                                              10,820               11,735
    Inventories                                                                            3,557                4,095
    Prepaid expenses and other current assets                                             13,829               17,050
                                                                              -------------------  -------------------
         Total current assets                                                            410,918              409,472
Property and equipment, net                                                               11,400               11,664
Other intangible assets, net                                                              18,483               19,748
Other long-term assets                                                                     9,455                9,223
                                                                              -------------------  -------------------
Total assets                                                                $            450,256  $           450,107
                                                                              ===================  ===================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $              9,497  $            10,528
    Accrued and other liabilities                                                         11,662               13,251
    3/4% Convertible Senior Subordinated Notes ("3/4% Notes")                                414                  474
                                                                              -------------------  -------------------
        Total current liabilities                                                         21,573               24,253
Other long-term liabilities                                                                6,182                7,310
Deferred income taxes                                                                      7,664                7,664
                                                                              -------------------  -------------------
        Total liabilities                                                                 35,419               39,227
                                                                              -------------------  -------------------
Commitments and contingencies (Note 10)
Stockholders' equity:
    Common stock                                                                             120                  120
    Additional paid-in capital                                                           201,374              200,293
    Accumulated other comprehensive income, net of taxes                                   5,246                2,964
    Retained earnings                                                                    208,097              207,503
                                                                              -------------------  -------------------
        Total stockholders' equity                                                       414,837              410,880
                                                                              -------------------  -------------------
Total liabilities and stockholders' equity                                  $            450,256  $           450,107
                                                                              ===================  ===================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Cash Flows From Operating Activities:
Net income                                                                   $               594  $             5,013
Less: income from discontinued operations, net of taxes                                      440                5,060
                                                                              -------------------  -------------------
Income (loss) from continuing operations, net of taxes                                       154                  (47)
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by operating activities:
    Stock-based compensation expense                                                       1,086                1,386
    Inventory-related charges (credit)                                                      (127)                 197
    Depreciation and amortization                                                          2,312                1,316
    Other non-cash items                                                                      --                   60
    Changes in assets and liabilities                                                        734                4,644
                                                                              -------------------  -------------------
Net Cash Provided by Operating Activities of Continuing Operations                         4,159                7,556
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations               440                 (151)
                                                                              -------------------  -------------------
Net Cash Provided by Operating Activities                                                  4,599                7,405
                                                                              -------------------  -------------------
Cash Flows From Investing Activities:
Purchases of property and equipment                                                         (161)                (127)
Purchases of marketable securities                                                       (59,569)            (100,075)
Sales of marketable securities                                                            36,067               70,863
Maturities of marketable securities                                                        8,375               15,893
Maturities of restricted marketable securities                                                --                  844
                                                                              -------------------  -------------------
Net Cash Used in Investing Activities of Continuing Operations                           (15,288)             (12,602)
Net Cash Provided by Investing Activities of Discontinued Operations                          --                1,629
                                                                              -------------------  -------------------
Net Cash Flow Used in Investing Actiivities                                              (15,288)             (10,973)
                                                                              -------------------  -------------------

Cash Flows From Financing Activities:
Repurchases on long-term debt                                                                (60)                  --
Proceeds from issuance of common stock                                                         2                    3
                                                                              -------------------  -------------------
Net Cash Provided by (Used in) Financing Activities                                          (58)                   3
                                                                              -------------------  -------------------
Effect of Foreign Currency Translation on Cash and Cash Equivalents                          827                 (403)
                                                                              -------------------  -------------------
Net Decrease in Cash and Cash Equivalents                                                 (9,920)              (3,968)
Cash and Cash Equivalents at Beginning of Period                                         111,724              239,911
                                                                              -------------------  -------------------
Cash and Cash Equivalents at End of Period                                   $           101,804  $           235,943
                                                                              ===================  ===================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements ("Consolidated Financial Statements") of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, "Adaptec" or the "Company") have been prepared on a consistent basis with the March 31, 2009 audited consolidated annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. This includes the Company's purchase of Aristos Logic Corporation ("Aristos"), a Delaware corporation, in September 2008, through a merger in which Aristos became a wholly-owned subsidiary of the Company, as further discussed in Note 4. The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission "SEC," and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on June 4, 2009. The results of operations for the first quarter of fiscal 2010 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company has evaluated subsequent events through August 5, 2009, the date that the financial statements were issued and determined that no subsequent events have occurred that require recognition or disclosure in our Consolidated Financial Statements for the first quarter of fiscal 2010.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including the Company's disclosures surrounding its available-for-sale marketable securities.

The key acronyms used in the Company's industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q are listed in alphabetical order in Note 20 to the Consolidated Financial Statements.

2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as non-controlling interests and will be required to be reported as a component of equity. SFAS No. 160 further requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is the beginning of the Company's fiscal year 2010. The adoption of SFAS No. 160 did not have an impact on the Company's Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, which is the beginning of the Company's fiscal year 2010, and must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 did not have an impact on the Company's Consolidated Financial Statements as its 3/4% Notes may not be settled in cash or other assets upon conversion.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, which is the Company's first quarter of fiscal 2010. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a financial impact on the Company's Consolidated Financial Statements in the first quarter of fiscal 2010; however, the disclosure requirements mandated by FSP FAS 115-2 and FAS 124-2 are discussed further in Note 6 to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which extends the requirement for a publicly traded company to disclose the fair value of its financial instruments in interim periods or whenever it issues summarized financial information, as well as in its annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, which is the Company's first quarter of fiscal 2010. The adoption of FSP FAS 107-1 and APB 28-1 did not have a financial impact on the Company's Consolidated Financial Statements in the first quarter of fiscal 2010; however, the disclosure requirements mandated by FSP FAS 107-1 and APB 28-1 are discussed further in Note 6 and 7 to the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the Company to disclose the date through which it has evaluated subsequent events and the basis for that date, including a statement that it has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, which is the Company's first quarter of fiscal 2010. The adoption of SFAS No. 165 did not have a financial impact on the Company's Consolidated Financial Statements in the first quarter of fiscal 2010; however, the disclosure requirements mandated by SFAS No. 165 are discussed further in Note 1 to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, which becomes the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other literature, with exception of non-grandfathered and non-SEC, will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009, which is the Company's second quarter of fiscal 2010. SFAS No. 168 will not have an impact on the Company's Consolidated Financial Statements as the Codification does not change GAAP, but is intended to make it easier to find and research applicable GAAP guidance to a particular transaction or specific accounting issue. The Company will apply the new references of financial standards prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010.

3. Employee Stock Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with its previous acquisitions. For a complete discussion of these plans, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

As of July 3, 2009, the Company had an aggregate of 21.5 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 6.4 million shares were subject to outstanding options and other stock awards, and 15.1 million shares were available for future grants of options and other stock awards.  As of July 3, 2009, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.7 million shares were subject to outstanding options and other stock awards, and 1.3 million shares were available for future grants of options and other stock awards. As of July 3, 2009, the Company had minimal shares of common stock reserved that are subject to outstanding options under assumed plans.

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company's equity incentive plans as of July 3, 2009 and changes during the first quarter of fiscal 2010 was as follows:

                                                                                              Weighted
                                                                                               Average
                                                                                 Weighted    Remaining
                                                                                  Average    Contractual   Aggregate
                                                                                 Exercise       Term      Intrinsic
                                                                     Shares        Price       (Years)       Value
                                                                   -----------  -----------  -----------  -----------
                                                              (in thousands, except exercise price and contractual terms)

Outstanding at March 31, 2009                                           5,372  $      5.21
    Granted                                                                15         2.87
    Exercised                                                             (10)        0.18
    Cancelled                                                            (100)        3.61
    Forfeited                                                            (332)        8.55
                                                                   -----------
Outstanding at July 3, 2009                                             4,945  $      5.02         3.69  $        48
                                                                   ===========  ===========  ===========  ===========

Options vested and expected to vest at July 3, 2009                     4,702  $      5.10         3.56  $        48
                                                                   ===========  ===========  ===========  ===========

Options exercisable at July 3, 2009                                     3,657  $      5.54         2.86  $        48
                                                                   ===========  ===========  ===========  ===========

The aggregate intrinsic value is calculated as the difference between the price of the Company's common stock on The NASDAQ Global Market and the exercise price of the underlying awards for the 20,000 shares subject to options that were in- the-money at July 3, 2009. During the first quarters of fiscal 2010 and 2009, the aggregate intrinsic value of options exercised under the Company's equity incentive plans were minimal, determined as of the date of option exercise. As of July 3, 2009, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $1.4 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.93 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, "restricted stock") have been granted under the Company's 2004 Equity Incentive Plan and 2006 Director Plan. The Company's right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of July 3, 2009, there were 1.4 million shares of service-based restricted stock awards and 0.8 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions, exclusive of certain change of control provisions. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For a complete discussion on how the restrictions generally lapse for restricted stock, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

A summary of activity for restricted stock as of July 3, 2009 and changes during the first quarter of fiscal 2010 was as follows:

                                                                                                    Weighted Average
                                                                                                       Grant-Date
                                                                                    Shares             Fair Value
                                                                              -------------------  -------------------
                                                                                    (in thousands, except weighted
                                                                                     average grant-date fair value)

Non-vested stock at March 31, 2009 (1)                                                     2,181  $              3.43
Granted (2)                                                                                  350                 2.58
Vested                                                                                        (4)                2.97
Cancelled (1)                                                                               (327)                2.92
                                                                              -------------------
Non-vested stock at July 3, 2009                                                           2,200  $              3.37
                                                                              ===================

____________

(1) In fiscal 2009, the Company issued approximately 603,000 restricted stock units with a fair value of $1.7 million on the date of grant. These restricted stock units will vest over a period of approximately 18 months from the date of grant based upon meeting certain performance criteria from the date of grant and will be evaluated on a quarterly basis. At July 3, 2009, approximately 292,000 of these non-vested restricted stock units remain outstanding. The Company assessed the probability of these performance criteria being achieved at July 3, 2009 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in the first quarter of fiscal 2010. In addition, any previously recorded stock-based compensation expense associated with these restricted stock units with performance-based vesting were reversed in the respective quarter in which the probability of achieving the performance criteria was remote, resulting in no stock-based compensation expense to date.

(2) In the first quarter of fiscal 2010, the Company issued approximately 350,000 restricted stock units with a fair value of $0.9 million on the date of grant. These restricted stock units will vest over a period of approximately 36 months from the date of grant based upon meeting certain performance criteria from the date of grant and will be evaluated on a quarterly basis. At July 3, 2009, approximately 350,000 of these non-vested restricted stock units remain outstanding. The Company assessed the probability of these performance criteria being achieved at July 3, 2009 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in the first quarter of fiscal 2010.

All restricted stock was awarded at the par value of $0.001 per share. As of July 3, 2009, the total unrecognized compensation expense related to non-vested restricted stock, net of estimated forfeitures, which is inclusive of the restricted stock units with performance-based vesting discussed above, was $3.9 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.23 years.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the first quarters of fiscal 2010 and 2009 was as follows:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                          (in thousands)
Stock-based compensation expense by caption:
    Cost of revenues                                                         $                77  $               103
    Research and development                                                                 333                  435
    Selling, marketing and administrative                                                    676                  848
                                                                              -------------------  -------------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes                  $             1,086  $             1,386
                                                                              ===================  ===================
Stock-based compensation expense by type of award:
    Stock options                                                            $               293  $               240
    Restricted stock awards and restricted stock units                                       793                1,146
                                                                              -------------------  -------------------
        Stock-based compensation expense effect on income
            (loss) from continuing operations, net of taxes                  $             1,086  $             1,386
                                                                              ===================  ===================

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company's treatment of income or loss from its U.S. operations. For the first quarters of fiscal 2010 and 2009, there were no income tax benefits realized for the tax deductions from option exercises of the share-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in the first quarters of fiscal 2010 and 2009.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of the Company's outstanding stock options and other stock-based awards granted in the first quarters of fiscal 2010 and 2009 was estimated using the following weighted-average assumptions:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
    Expected life (in years)                                                                4.95                 4.27
    Risk-free interest rates                                                                2.01%                3.4%
    Expected volatility                                                                       46%                 37%
    Dividend yield                                                                            --                   --
    Weighted average fair value:
       Stock options                                                         $              1.21  $              1.15
       Restricted stock                                                      $              2.62                  n/a

Common Stock Repurchase Program

In July 2008, the Company's board of directors authorized a stock repurchase program to purchase up to $40 million of the Company's common stock. No common stock repurchases occurred during the first quarter of fiscal 2010. As of July 3, 2009, $37.6 million remained available for repurchase under the authorized stock repurchase program.

Warrants

In June 2004, the Company issued a warrant to IBM to purchase up to 250,000 shares of the Company's common stock at an exercise price of $8.13 per share; however, the warrant expired unexercised in June 2009. For further discussion on this warrant, please refer to Note 16 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

4. Acquisition

In September 2008, the Company acquired Aristos, a provider of RAID technology to the data storage industry, for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which 15%, or approximately $4.3 million, is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) payments of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) accrued for $0.8 million in direct transaction fees, including legal, valuation and accounting fees. The acquisition of Aristos will allow the Company to expand into adjacent RAID markets that the Company believes will provide it with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide the Company with a strong ASIC roadmap. In addition, this acquisition enables the Company to pursue new OEM opportunities and expand its channel product offerings containing unified serial technologies.

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

Pro forma financial information: The following unaudited pro forma financial information for the first quarter of fiscal 2009 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of the period presented. Such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt and the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the Merger Agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for the first quarter of fiscal 2009 were as follows:

                                                                  Three-Month
                                                                  Period Ended
                                                              --------------------
                                                                 June 27, 2008
                                                              --------------------
                                                              (in thousands, except
                                                               per share amounts)
Net revenues                                                 $             32,709
                                                              ====================
Loss from continuing operations, net of taxes                $             (6,937)
Income from discontinued operations, net of taxes                           5,060
                                                              --------------------
Net loss                                                     $             (1,877)
                                                              ====================
Income (loss) per common share:
    Basic and diluted
        Continuing operations                                $              (0.06)
        Discontinued operations                              $               0.04
        Net loss                                             $              (0.02)

Shares used in computing
   income (loss) per share:
    Basic and Diluted                                                     119,192

5. Business Dispositions

Snap Server NAS business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. ("Overland") for the sale of the Snap Server NAS portion of the Company's former SSG segment ("Snap Server NAS business") for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction. This resulted in a recorded gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2009, the Company established a reserve for the full remaining $1.2 million of this receivable due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, the Company amended the promissory note agreement with Overland, which allows Overland to pay the Company the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010. Due to the continued concern of Overland's ability to pay the Company, the Company will release the reserve on the receivable as cash is collected. As a result, in the first quarter of fiscal 2010, the Company recorded a gain of $0.4 million in "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement. To date, the Company has recorded a cumulative gain of $5.0 million on the disposal of the Snap Server NAS business through the first quarter of fiscal 2010 in "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations for the first quarter of fiscal 2009, which were previously included in the Company's SSG segment, were as follows:

                                                                  Three-Month
                                                                  Period Ended
                                                              --------------------
                                                                 June 27, 2008
                                                              --------------------
                                                                 (in thousands)
Net revenues                                                 $              4,308
                                                              ====================
Loss from discontinued operations before income taxes        $               (734)
Provision for income taxes                                                     --
                                                              --------------------
Loss from discontinued operations, net of taxes              $               (734)
                                                              ====================

6. Marketable Securities

The Company's investment policy focuses on three objectives:  to preserve capital, to meet liquidity requirements and to maximize total return.  The Company's investment policy establishes minimum ratings for each classification of investment and investment concentration is limited in order to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio.  Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company's portfolio of marketable securities at July 3, 2009 was as follows:

                                                                                   Gross        Gross      Estimated
                                                                                Unrealized   Unrealized      Fair
                                                                      Cost         Gains       Losses        Value
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                                           $    67,997  $        --  $        --  $    67,997
    United States government securities                                10,468          127           --       10,595
    Government agencies                                                81,006        1,825           (5)      82,826
    Mortgage-backed securities                                         37,160          830           (2)      37,988
    Corporate obligations                                             110,062        1,563          (15)     111,610
    Asset-backed securities                                            21,080          387           --       21,467
                                                                   -----------  -----------  -----------  -----------
Total available-for-sale securities                                   327,773        4,732          (22)     332,483
Amounts classified as cash equivalents                                (51,575)          --           --      (51,575)
                                                                   -----------  -----------  -----------  -----------
Total                                                             $   276,198  $     4,732  $       (22) $   280,908
                                                                   ===========  ===========  ===========  ===========

The Company's portfolio of marketable securities at March 31, 2009 was as follows:

                                                                                   Gross        Gross      Estimated
                                                                                Unrealized   Unrealized      Fair
                                                                      Cost         Gains       Losses        Value
                                                                   -----------  -----------  -----------  -----------
                                                                                    (in thousands)
Available-for-Sale Marketable Securities:
    Short-term deposits                                           $    62,657  $        --  $        --  $    62,657
    United States government securities                                 6,511          144           --        6,655
    Government agencies                                                86,746        1,751           --       88,497
    Mortgage-backed securities                                         43,366          654           (9)      44,011
    Corporate obligations                                              92,311        1,071         (559)      92,823
    Asset-backed securities                                            32,755          198          (71)      32,882
                                                                   -----------  -----------  -----------  -----------
Total available-for-sale securities                                   324,346        3,818         (639)     327,525
Amounts classified as cash equivalents                                (62,657)          --           --      (62,657)
                                                                   -----------  -----------  -----------  -----------
Total                                                             $   261,689  $     3,818  $      (639) $   264,868
                                                                   ===========  ===========  ===========  ===========

Sales of marketable securities resulted in gross realized gains of $0.2 million and $0.3 million during the first quarters of fiscal 2010 and 2009, respectively. Sales of marketable securities resulted in gross realized losses of $0.1 million and $0.2 million during the first quarters of fiscal 2010 and 2009, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company's available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at July 3, 2009:

                                                   Less than 12 Months     12 Months or Greater          Total
                                                 ----------------------  ----------------------  ----------------------
                                                               Gross                   Gross                   Gross
                                                    Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                                                   Value       Losses      Value       Losses      Value       Losses
                                                 ----------  ----------  ----------  ----------  ----------  ----------
                                                                             (in thousands)
Government agencies                             $    1,003  $       (5) $       --  $       --  $    1,003  $       (5)
Mortgage-backed securities                             424          (2)         --          --         424          (2)
Corporate obligations                               16,919         (15)         --          --      16,919         (15)
                                                 ----------  ----------  ----------  ----------  ----------  ----------
Total                                           $   18,346  $      (22) $       --  $       --  $   18,346  $      (22)
                                                 ==========  ==========  ==========  ==========  ==========  ==========

The Company's investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first quarter of fiscal 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at July 3, 2009, by contractual maturity, were as follows:

                                                                                                        Estimated
                                                                                     Cost              Fair Value
                                                                              -------------------  -------------------
                                                                                       (in thousands)
Mature in one year or less                                                   $           179,928  $           181,277
Mature after one year through three years                                                146,246              149,604
Mature after three years                                                                   1,599                1,602
                                                                              -------------------  -------------------
Total                                                                        $           327,773  $           332,483
                                                                              ===================  ===================

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

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities while level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At both July 3, 2009 and March 31, 2009, the Company did not have any assets utilizing level 3 to value its financial assets on a recurring basis, which is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at July 3, 2009 and March 31, 2009 were as follows:

                                                                July 3, 2009                        March 31, 2009
                                                            -----------------------             -----------------------
                                                              Fair Value Measurements             Fair Value Measurements
                                                              At Reporting Date Using             At Reporting Date Using
                                                            -----------------------             -----------------------
                                                           Quoted Prices                       Quoted Prices
                                                             in Active   Significant             in Active   Significant
                                                             Markets for   Other                 Markets for   Other
                                                             Identical   Observable              Identical   Observable
                                                               Assets      Inputs                  Assets      Inputs
                                                   Total     (Level 1)   (Level 2)     Total     (Level 1)   (Level 2)
                                                 ----------  ----------  ----------  ----------  ----------  ----------
                                                                          (in thousands)
Cash, including short-term deposits (1)         $  118,226  $  118,226  $       --  $  111,724  $  111,724  $       --
United States government securities (2)             10,595      10,595          --       6,655       6,655          --
Government agencies (2)                             82,826      82,826          --      88,497      88,497          --
Mortgage-backed securities (2)                      37,988      36,109       1,879      44,011      41,821       2,190
Corporate obligations (3)                          111,610          --     111,610      92,823          --      92,823
Asset-backed securities (2)                         21,467          --      21,467      32,882          --      32,882
                                                 ----------  ----------  ----------  ----------  ----------  ----------
Total                                           $  382,712  $  247,756  $  134,956  $  376,592  $  248,697  $  127,895
                                                 ==========  ==========  ==========  ==========  ==========  ==========

____________

(1) At July 3, 2009, the Company recorded $97,804,000 and $20,422,000 within "Cash and cash equivalents" and "Marketable securities," respectively. At March 31, 2009, the Company recorded $111,724,000 within "Cash and cash equivalents."

(2) Recorded within "Marketable securities."

(3) At July 3, 2009, the Company recorded $4,000,000 and $107,610,000 within "Cash and cash equivalents" and "Marketable securities," respectively. At March 31, 2009, the Company recorded $92,823,000 within "Marketable securities."

On April 1, 2009, the Company adopted SFAS No. 157 related to non-recurring fair value measurements of non-financial assets and liabilities, in accordance with FSP FAS 157-2. The adoption of FSP FAS 157-2 did not have a material impact on the Company's Consolidated Financial Statements.

At July 3, 2009, the Company utilized level 3, which is categorized as significant unobservable inputs, to value its non-financial assets on a non-recurring basis. The non-financial assets related to the Company's non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At both July 3, 2009 and March 31, 2009, the carrying value of such investments aggregated $1.2 million and was included within "Other Long Term Assets" on the Unaudited Condensed Consolidated Balance Sheets. The Company regularly monitors these investments by recording these investments based on quarterly statements the Company receives from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in "Interest and Other Income, Net," in the Unaudited Condensed Consolidated Statements of Operations.

The Company also adopted FSP FAS 157-4 on April 1, 2009, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS157-4 did not have an impact on the Company's Consolidated Financial Statements in the first quarter of fiscal 2010.

8. Balance Sheet Details

Inventories

The components of inventories at July 3, 2009 and March 31, 2009 were as follows:

                                                                                 July 3, 2009        March 31, 2009
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Raw materials                                                                $                24  $                62
Work-in-process                                                                              168                  240
Finished goods                                                                             3,365                3,793
                                                                              -------------------  -------------------
    Inventories                                                              $             3,557  $             4,095
                                                                              ===================  ===================

Accrued and Other Liabilities

The components of accrued and other liabilities at July 3, 2009 and March 31, 2009 were as follows:

                                                                                 July 3, 2009        March 31, 2009
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Tax related                                                                  $             2,583  $             1,540
Acquisition related                                                                          571                  616
Accrued compensation and related taxes                                                     3,697                5,652
Deferred margin                                                                            1,349                1,338
Other                                                                                      3,462                4,105
                                                                              -------------------  -------------------
    Accrued and other liabilities                                            $            11,662  $            13,251
                                                                              ===================  ===================

Other Long-Term Liabilities

The components of other long-term liabilities at July 3, 2009 and March 31, 2009 were as follows:

                                                                                 July 3, 2009        March 31, 2009
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Tax related                                                                  $             4,748  $             5,852
Acquisition related                                                                          580                  614
Other                                                                                        854                  844
                                                                              -------------------  -------------------
    Other long-term liabilities                                              $             6,182  $             7,310
                                                                              ===================  ===================

9. Other Intangible Assets, Net

The components of other intangible assets, net, at July 3, 2009 and March 31, 2009 were as follows:

                                                             July 3, 2009                        March 31, 2009
                                                 ----------------------------------  ----------------------------------
                                                   Gross                    Net        Gross                    Net
                                                  Carrying   Accumulated  Carrying    Carrying   Accumulated  Carrying
                                                   Amount    Amortization  Amount      Amount    Amortization  Amount
                                                 ----------  ----------  ----------  ----------  ----------  ----------
                                                                              (in thousands)
Acquisition-related intangible assets:
    Patents, core and existing technologies     $   34,348  $  (18,681) $   15,667  $   34,348  $  (17,742) $   16,606
    Customer relationships                           4,233      (1,417)      2,816       4,233      (1,091)      3,142
    Trade name                                         674        (674)         --         674        (674)         --
    Backlog                                            340        (340)         --         340        (340)         --
                                                 ----------  ----------  ----------  ----------  ----------  ----------
        Subtotal                                    39,595     (21,112)     18,483      39,595     (19,847)     19,748
Intellectual property assets and warrants           26,992     (26,992)         --      26,992     (26,992)         --
                                                 ----------  ----------  ----------  ----------  ----------  ----------
Other intangible assets, net                    $   66,587  $  (48,104) $   18,483  $   66,587  $  (46,839) $   19,748
                                                 ==========  ==========  ==========  ==========  ==========  ==========

Amortization of other intangible assets, net was $1.3 million in the first quarter of fiscal 2010. There was no amortization of other intangible assets, net in the first quarter of fiscal 2009 as no other intangible assets, net existed subsequent to March 31, 2008 until the Company acquired Aristos in the second quarter of fiscal 2009.

The annual amortization expense of the other intangible assets, net, that existed as of July 3, 2009, is expected to be as follows:

                                                                   Estimated
                                                                  Amortization
                                                                    Expense
                                                              --------------------
                                                                 (in thousands)
Fiscal Years:
2010 (remaining nine months)                                 $              3,794
2011                                                                        5,060
2012                                                                        4,302
2013                                                                        3,760
2014                                                                        1,567
                                                              --------------------
Total                                                        $             18,483
                                                              ====================
10. Commitments and Contingencies

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

In connection with the Company's acquisitions of Aristos and Eurologic, a portion of the respective purchase prices and other future payments totaling $4.3 million and $3.8 million, respectively, were held back (the "Holdbacks") to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of each acquisition date. As of July 3, 2009, the Aristos Holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise. In the first and second quarters of fiscal 2009, the Company resolved the remaining disputed, outstanding claims against the Eurologic Holdback, by entering into a deed of indemnity and a written settlement agreement with the representative of the Eurologic shareholders, which resulted in an additional payment of $0.5 million and $0.8 million, respectively. The Company's initial payment of $2.3 million to the Eurologic shareholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in the first quarter of fiscal 2009 in "Loss from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

11. Restructuring Charges

The Company implemented several restructuring plans during fiscal years 2009 and 2008. The goal of these plans was to bring its operational expenses to appropriate levels relative to the Company's net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company's restructuring plans are included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations and are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, please refer to Note 11 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In the first quarter of fiscal 2010, the Company recorded minimal adjustments to the restructuring accrual primarily related to the additional estimated loss on the Company's facilities that the Company subleased related to its previous acquisition-related restructuring plan.

The activity in the restructuring accrual was as follows for the first quarter of fiscal 2010:

                                                                  Severance            Other
                                                                and Benefits          Charges             Total
                                                              -----------------  -----------------  -----------------
                                                                                    (in thousands)
Accrual balance at March 31, 2009                            $           1,086  $           1,803  $           2,889
Accrual Adjustments                                                         --                149                149
Cash paid                                                               (1,044)              (403)            (1,447)
                                                              -----------------  -----------------  -----------------
Accrual balance at July 3, 2009                              $              42  $           1,549  $           1,591
                                                              =================  =================  =================

The Company anticipates that the remaining restructuring severance and benefits balance of $0.1 million at July 3, 2009 will be substantially paid out by the third quarter of fiscal 2010 while the remaining restructuring other charges balance of $1.5 million, relating primarily to lease obligations, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance at July 3, 2009, $1.0 million was reflected in "Accrued and other liabilities" and $0.6 million was reflected in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheets.

The activity in the restructuring accrual was as follows for the first quarter of fiscal 2009:

                                                                  Severance            Other
                                                                and Benefits          Charges             Total
                                                              -----------------  -----------------  -----------------
                                                                                    (in thousands)
Accrual balance at March 31, 2008                            $              21  $           2,778  $           2,799
Q1'09 Restructuring Plan charges                                         1,837                 --              1,837
Cash paid                                                               (1,547)              (404)            (1,951)
                                                              -----------------  -----------------  -----------------
Accrual balance at June 27, 2008                             $             311  $           2,374  $           2,685
                                                              =================  =================  =================

12. Interest and Other Income, Net

The components of interest and other income, net, for the first quarters of fiscal 2010 and 2009 were as follows:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Interest income                                                              $             2,473  $             5,366
Realized currency transaction gains (losses)                                                 235                 (104)
Other                                                                                        (61)                  --
                                                                              -------------------  -------------------
Interest and other income, net                                               $             2,647  $             5,262
                                                                              ===================  ===================

13. Income Taxes

The Company recorded tax benefits of $2.1 million in the first quarter of fiscal 2010 and tax provisions of $1.9 million for the first quarter of fiscal 2009. Income tax provisions for interim periods are based on the Company's estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2010 and 2009 includes foreign taxes related to the Company's foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years' tax disputes and refund claims as a discrete item each period. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first quarter of fiscal 2010, the tax benefit included discrete items of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. For the first quarter of fiscal 2009, the Company's tax provision included changes in judgment in other uncertain tax positions in foreign jurisdictions based on new information received and new tax exposures that were identified in the first quarter of fiscal 2009. In the first quarter of fiscal 2009, the IRS concluded its audit of the Company's federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to the Company's tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

As of July 3, 2009, the Company's total gross unrecognized tax benefits were $26.3 million, of which $3.0 million, if recognized, would affect the effective tax rate. There was an overall decrease of $1.5 million in the Company's gross unrecognized tax benefits in the first quarter of fiscal 2010 due to benefits from the Singapore audit settlement noted above, offset by changes in judgment related to foreign audits as a result of new information that the Company received in the first quarter of fiscal 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of July 3, 2009, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 2001 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in tax years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of the Company's tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on the Company's tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.5 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income was as follows:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                             (in thousands, except per share amounts)
Numerators:
    Income (loss) from continuing operations, net of taxes-basic and diluted $               154  $               (47)
    Income from discontinued operations, net of taxes - basic and diluted                    440                5,060
                                                                              -------------------  -------------------
    Net income - basic  and diluted                                          $               594  $             5,013
                                                                              ===================  ===================

Denominators:
    Weighted average shares outstanding - basic                                          119,284              119,192
    Effect of dilutive securities:
        Stock options and other stock-based awards                                           585                   --
                                                                              -------------------  -------------------
    Weighted average shares and potentially dilutive
        common shares outstanding - diluted                                              119,869              119,192
                                                                              ===================  ===================
Income (loss) per share:
    Basic
        Continuing operations                                                $              0.00  $             (0.00)
        Discontinued operations                                              $              0.00  $              0.04
        Net income                                                           $              0.00  $              0.04
    Diluted
        Continuing operations                                                $              0.00  $             (0.00)
        Discontinued operations                                              $              0.00  $              0.04
        Net income                                                           $              0.00  $              0.04

Diluted loss per share for the first quarter of fiscal 2009 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the first quarter of fiscal 2010 because their inclusion would have been anti-dilutive. In accordance with SFAS No. 128, the weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during that period was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the first quarters of fiscal 2010 and 2009 were as follows:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Outstanding stock options                                                                  4,963                8,327
Outstanding restricted stock                                                                   9                1,685
Warrants(1)                                                                                  489               19,724
3/4% Notes                                                                                    35               19,224

____________

(1) In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company's option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. However, this warrant expired unexercised in December 2008. For further discussion on this derivative financial instrument, please refer to Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

15. Comprehensive Income

The Company's comprehensive income, net of taxes, which consisted of net income and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, net of taxes, was as follows:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Net income                                                                   $               594  $             5,013
Net unrealized gains (losses) on marketable securities,net of taxes                        1,530               (3,686)
Foreign currency translation adjustment, net of taxes                                        752                 (424)
                                                                              -------------------  -------------------
Comprehensive income, net of taxes                                           $             2,876  $               903
                                                                              ===================  ===================

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first quarter of fiscal 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, at July 3, 2009 and March 31, 2009 were as follows:

                                                                                 July 3, 2009        March 31, 2009
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Unrealized gains on marketable securities, net of taxes                     $              3,350  $             1,820
Foreign currency translation, net of taxes                                                 1,896                1,144
                                                                              -------------------  -------------------
    Accumulated other comprehensive income, net of taxes                    $              5,246  $             2,964
                                                                              ===================  ===================

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company's estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first quarters of fiscal 2010 and 2009.

A reconciliation of the changes to the Company's warranty accrual for the first quarters of fiscal 2010 and 2009 was as follows:

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                         (in thousands)
Balance at beginning of period                                               $               400  $               741
Warranties provided                                                                          176                  454
Actual costs incurred                                                                       (181)                (547)
Warranty obligations transferred with discontinued operations                                 --                 (154)
                                                                              -------------------  -------------------
Balance at end of period                                                     $               395  $               494
                                                                              ===================  ===================

17. Settlement with Steel Partners, L.L.C. and Steel Partners II, L.P.

On October 26, 2007, the Company, Steel Partners, LLC and Steel Partners II, L.P. (collectively, "Steel") entered into an agreement (the "Settlement Agreement") ending the election contest that was to occur at the Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting"). In December 2007, the Company held the Annual Meeting, at which the Company's stockholders elected nine directors to the Company's board of directors. Of these nine directors, three of the directors, Jack L. Howard, John J. Quicke and John Mutch, were nominated for election at the Annual Meeting by the Company pursuant to the terms of the Settlement Agreement. Steel represented to the Company in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel under the rules of the Securities Exchange Act of 1934, but that Mr. Mutch was not an affiliate of Steel. The Company compensated each of these directors, including the two directors who are affiliates of Steel, with equity awards or equity based awards in amounts that are consistent with the Company's Non-Employee Director Compensation Policy. The Settlement Agreement terminated immediately following the 2007 Annual Meeting of Stockholders, except as to specific provisions as set forth in the Settlement Agreement. As of July 3, 2009, Steel beneficially owned approximately 19% of the Company's common stock.

18. Segment Information and Significant Customers

The Company operates in one segment in conjunction with the sale of its Snap Server NAS business in June 2008. The Company provides data protection storage products and currently sells a broad range of the Company's storage technologies, including ASICs, board-level I/O and RAID controllers, and software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels. The Company considers all of its products to be similar in nature and function. The Company also does not derive a significant amount of revenue from services or support.

A small number of the Company's customers account for a substantial portion of its net revenues. In the first quarter of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 29%, 12% and 12% of the Company's total net revenues, respectively. In the first quarter of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of the Company's total net revenues, respectively.

19. Supplemental Disclosure of Cash Flows

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
                                                                                        (in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities                   $             1,530  $            (3,686)

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

  ODM: Original Design Manufacturer

  OEM: Original Equipment Manufacturer

  PCI: Peripheral Component Interconnect

  PCIe: Peripheral Component Interconnect Express

  PCI-X: Peripheral Component Interconnect Extended

  RAID: Redundant Array of Independent Disks

  RSP: RAID Storage Processor

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

  FSP FAS 107-1 and APB 28: Interim Disclosure about Fair Value of Financial Instruments

  FSP FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairment

  FSP FAS 157-2: Effective Date of SFAS No. 157

  FSP FAS 157-4: Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

  GAAP: Generally Accepted Accounting Principals

  SFAS: Statement of Financial Accounting Standards

  SFAS No. 128: Earnings Per Share

  SFAS No.157: Fair Value Measurements

  SFAS No. 160: Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51

  SFAS No. 165: Subsequent Events

  SFAS No. 168: The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our serial legacy products sold to our OEM customers, the expected benefits of our acquisition of Aristos Logic Corporation, or Aristos, the possibility that we might enter into strategic alliances, partnerships or additional acquisitions in order to scale our business, the expected impact on our future revenues due to our failure to receive design wins for the next generation serial products from a significant customer, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing strategic review of our business by management, the potential need to record impairment charges for other intangible assets or marketable securities based on current market conditions, the amount by which we expect to reduce our annual operating expenses due to our fiscal 2009 restructuring plans and our expected liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Basis of Presentation

In June 2008, we sold the Snap Server NAS portion of our former SSG segment, or Snap Server NAS business, to Overland Storage, Inc., or Overland. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

For your convenience, we have included, in Note 20 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains (1) a brief description of a few key acronyms commonly used in our industry that are used in this Quarterly Report and (2) a list of accounting rules and regulations that are also referred to in this report. These key acronyms and accounting rules and regulations are listed in alphabetical order.

Overview

We provide innovative data center I/O solutions that protect, accelerate, optimize, and condition data in today's most demanding data center environments. Our products are used in IT environments ranging from on-demand cloud computing to traditional enterprise data centers. Our products enable data center managers, channel partners and OEMs to deploy best-in-class storage solutions to meet their customers' evolving IT requirements. Around the world, leading corporations, government organizations, and medium and small businesses trust Adaptec technology. Our software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies. System integrators and white box suppliers build server and storage solutions based on Adaptec technology in order to deliver products with superior price and performance, data protection and interoperability to their clients and customers. We continue to innovate and build our intelligence in the I/O path, including products and technologies containing our Intelligent Power Management and Zero Maintenance Cache Protection features.

Our future revenue growth is largely dependent on the success of our new and future products, obtaining new OEM design wins, fulfilling our obligations on current OEM design wins, and growing our market share in the channel. In September 2008, we enhanced our products to include our Intelligent Power Management technology, which increases energy efficiency without impacting performance. Our acquisition of Aristos in September 2008 further strengthened our ability to achieve these growth opportunities, which included providing us with the strategic technology base to build our intelligence in the I/O path. This included our announcement of a design win in October 2008 from IBM for our RSP technology. In addition, in June 2009, we launched a new product in the unified serial RAID controller family, Series 5Z, which leverages solid state technology to eliminate the need to monitor battery charge levels or shut down servers for battery replacement. We strive to continue to offer products with Green IT features, specifically reducing a company's IT energy costs and minimizing its carbon footprint, for the next generation of green data centers. However, we cannot predict the extent to which the potential benefits of this acquisition or the launch of new products will offset the declining OEM revenue from our serial legacy products and our parallel SCSI products considering our loss in market share and the potential adverse impact on our business of current economic conditions. We will continue to seek additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or other acquisitions of technologies or businesses in order to scale our business, and we will evaluate structural alternatives that have the potential to achieve additional stockholder return. We will also continue to evaluate our existing product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. Due to the deterioration of macroeconomic conditions, which has impacted, and will likely continue to impact, information technology spending, we could experience reduced sales of our products and services over the next several quarters.

We expect our research and development expense to increase in future periods as we invest further in the development of our technology in order to pursue other opportunities. We expect the amortization expense for the intangible assets to remain flat for future periods, which is recorded in "Cost of revenues" and "Amortization of acquisition-related intangible assets" in the Consolidated Statements of Operations.

If the deterioration of macroeconomic conditions continues to worsen and our business performance declines, we may be required to record impairment charges for other intangible assets or long-lived assets in the future. Our marketable securities may also decline in value and such decline may be deemed to be other-than-temporary, which would require us to record an impairment charge that would adversely impact our financial results. We may also record significant restructuring charges in the future in light of an ongoing strategic review of our business by management.

In the first quarter of fiscal 2010, our net revenues decreased 31% as compared to the first quarter of fiscal 2009 primarily due to the declining revenue base of our parallel SCSI products, as well as declining sales of our serial legacy products sold primarily to OEM customers, and to a lesser extent, serial products sold to channel customers. We expect revenues from our parallel SCSI products to continue to decline in future quarters and expect revenues from our serial legacy products sold to OEM customers to decline over the next couple of quarters. Our gross margins in the first quarter of fiscal 2010 declined slightly to 46% compared to 47% in the first quarter of fiscal 2009 primarily due to the amortization of acquisition-related intangible assets of $0.9 million and our fixed costs were distributed over a lower sales volume. This was partially offset by improved standard product contributions due to favorable customer mixes and lower inventory-related charges. Operating expenses decreased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily as a result of our continued cost reductions and restructuring efforts, including temporary reductions in employees' compensation, partially offset by additional operating expenses incurred with the development of our technology to achieve new OEM design wins and to expand our channel offerings.

Results of Operations

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009       June 27, 2008 (1)
                                                                              -------------------  -------------------
Net revenues                                                                                 100%                100%
Cost of revenues (inclusive of amortization of
    acquisition-related intangible assets)                                                    54                   53
                                                                              -------------------  -------------------
    Gross margin                                                                              46                   47
                                                                              -------------------  -------------------
Operating expenses:
    Research and development                                                                  35                   19
    Selling, marketing and administrative                                                     30                   30
    Amortization of acquisition-related intangible assets                                      1                   --
    Restructuring charges                                                                      1                    6
                                                                              -------------------  -------------------
        Total operating expenses                                                              67                   55
                                                                              -------------------  -------------------
Loss from continuing operations                                                              (21)                  (8)
Interest and other income, net                                                                12                   17
Interest expense                                                                              (0)                  (3)
                                                                              -------------------  -------------------
Income (loss) from continuing operations before income taxes                                  (9)                   6
Benefit from (provision for) income taxes                                                     10                   (6)
                                                                              -------------------  -------------------
Income (loss) from continuing operations, net of taxes                                         1                   (0)
                                                                              -------------------  -------------------
Discontinued operations, net of taxes
    Loss from discontinued operations, net of taxes                                           --                   (2)
    Gain on disposal of discontinued
        operations, net of taxes                                                               2                   18
                                                                              -------------------  -------------------
        Income from discontinued operations, net of taxes                                      2                   16
                                                                              -------------------  -------------------
Net income                                                                                     3%                 16%
                                                                              ===================  ===================

____________

The following actions affect the comparability of the data for the periods presented in the above table:

(1) In the first quarter of fiscal 2009, we implemented a restructuring plan and incurred restructuring charges of $1.8 million.

Net Revenues.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Net Revenues
                                                             $            21.7  $            31.5               (31)%

Net revenues decreased by $9.8 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily due to a decline in sales volume of our parallel SCSI products of $5.5 million and an overall decline in sales volume of our serial products sold to OEM customers of $3.0 million, and to a lesser extent, serial products sold to channel customers of $0.6 million. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain OEM customers have moved to other suppliers to obtain the next generation serial technologies. The volume decrease of our serial products sold to channel customers was a result of the challenging economy, which has caused our channel partners to carry lower levels of inventory; however, our channel partners continue to sell-through these products at increasing rates. We expect net revenues for our parallel SCSI products to continue to decline in future quarters, and expect net revenues from our serial legacy products sold to OEM customers to decline over the next couple of quarters. However, we expect to gain future opportunities to sell serial products to OEMs, due in part to the Aristos acquisition, but our ability to capitalize on these opportunities may be adversely impacted by a reduction in IT spending as a result of current economic conditions.

                                                                                      Three-Month Period Ended
                                                                              ----------------------------------------
                                                                                 July 3, 2009         June 27, 2008
                                                                              -------------------  -------------------
Geographical Revenues:
North America                                                                                 39%                 39%
Europe                                                                                        29%                 31%
Pacific Rim                                                                                   32%                 30%
                                                                              -------------------  -------------------
    Total Geographical Revenues                                                              100%                100%
                                                                              ===================  ===================

Our North America revenues remained flat in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

A small number of our customers account for a substantial portion of our net revenues. In the first quarter of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 29%, 12% and 12% of our total net revenues, respectively. In the first quarter of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively.

Gross Margin.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Gross Profit                                                 $            10.1  $            14.7               (31)%
Gross Margin                                                                46%               47%              (1)%

The slight decline in gross margin in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to the amortization of acquisition-related intangible assets of $0.9 million related to the purchased intangible assets for core and existing technologies from the acquisition of Aristos in September 2008. Although our fixed operating costs declined from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, our gross margins were also impacted by these costs as they were distributed over lower sales volumes. This was offset by improved standard product contributions due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins and our end-to-end supply chain efficiencies, including a reduction to our inventory-related charges of $0.3 million.

Research and Development Expense.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Research and Development Expense                             $             7.6  $             5.9                28%

The increase in research and development expense in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to costs incurred with the development of our technology to achieve new OEM design wins and to expand our channel offerings. This was partially offset by a net reduction in direct headcount and temporary reductions in employees' compensation. The net reduction in direct headcount for employees engaged in research and development, which declined 28% even with the additional engineering resources obtained from the Aristos acquisition, was a result of restructuring programs implemented in fiscal 2009. Our research and development expenses may increase in future periods as we invest further in the development of our technology in order to pursue other opportunities.

Selling, Marketing and Administrative Expense.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Selling, Marketing and Administrative Expense                $             6.6  $             9.5               (30)%

The decrease in selling, marketing and administrative expense in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in fiscal 2009, which resulted in a 39% decrease in our average headcount for employees engaged in selling, marketing and administrative functions, temporary reductions in employees' compensation and reductions in outside service providers.

Amortization of Acquisition-Related Intangible Assets.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets        $             0.3  $              --               100%

The increase in amortization of acquisition-related intangible assets in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 for customer relationships of $0.3 million. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies were reflected in cost of revenues. We expect the amortization expense for the intangible assets to remain flat for future periods.

Restructuring Charges.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Restructuring Charges                                        $             0.1  $             1.8               (92)%

We implemented several restructuring plans during fiscal years 2009 and 2008. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with our restructuring plans are included in "Restructuring charges" in the Unaudited Condensed Consolidated Statements of Operations and are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, please refer to Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In the first quarter of fiscal 2010, we recorded minimal adjustments to the restructuring accrual primarily related to the additional estimated loss on our facilities that we subleased related to our previous acquisition-related restructuring plan.

Interest and Other Income, Net.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Interest and Other Income, Net:
Interest income                                              $             2.5  $             5.4               (54)%
Realized currency transaction gains (losses)                               0.2               (0.1)               n/a
Other                                                                     (0.1)                --              (100)%
                                                              -----------------  -----------------
    Total Interest and Other Income, Net                     $             2.6  $             5.3               (50)%
                                                              =================  =================

The decrease in interest and other income, net, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to interest earned on lower average cash balances as we used cash for the repurchase of our 3/4% Notes and for the acquisition of Aristos in fiscal 2009, combined with lower interest rates. We expect that our interest and other income, net, will continue to decline in future periods due to lower interest rates earned on our cash, cash equivalents and marketable securities' balances.

Interest Expense.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Interest Expense                                             $            (0.0) $            (0.8)             (100)%

The decrease in interest expense in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to the reduction in the outstanding principal amount plus premium of the 3/4% Notes of $225.0 million in fiscal 2009. We have repurchased all but $0.4 million of our 3/4% Notes as of July 3, 2009 and will not incur significant interest expense from these notes in future periods.

Income Taxes.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Benefit From (Provision For) Income Taxes                    $             2.1  $            (1.9)               n/a

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2010 and 2009 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years' tax disputes and refund claims as a discrete item each period. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first quarter of fiscal 2010, our tax benefit included discrete items of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. For the first quarter of fiscal 2009, our tax provision included changes in judgment in other uncertain tax positions in foreign jurisdictions based on new information received and new tax exposures that were identified in the first quarter of fiscal 2009. In the first quarter of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

As of July 3, 2009, our total gross unrecognized tax benefits were $26.3 million, of which $3.0 million, if recognized, would affect the effective tax rate. There was an overall decrease of $1.5 million in our gross unrecognized tax benefits in the first quarter of fiscal 2010 due to benefits from the Singapore audit settlement noted above, offset by changes in judgment related to foreign audits as a result of new information that we received in the first quarter of fiscal 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of July 3, 2009, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 2001 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in tax years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

  completion of examinations of our tax returns by the U.S. or foreign tax authorities; and
  expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.5 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

Discontinued Operations.

                                                                                 Three-Month Period Ended
                                                              ------------------------------------------------------
                                                                July 3, 2009       June 27, 2008    Percentage Change
                                                              -----------------  -----------------  ----------------
                                                                       (in millions, except percentages)
Income From Discontinued Operations, Net of Taxes            $             0.4  $             5.1               (91)%

Discontinued Operations related to the sale of the Snap Server NAS business to Overland in June 2008. At the time of sale, which was the first quarter of fiscal 2009, we recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in "Gain on disposal of discontinued operations, net of taxes," and incurred a "Loss from discontinued operations, net of taxes" of $0.7 million in the Unaudited Condensed Consolidated Statements of Operations. The gain on disposal of the Snap Server NAS business included a receivable of $1.2 million that was due on the 12 month anniversary of the closing of the transaction; however, in the third quarter of fiscal 2009, we reserved this receivable against the "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, we amended the promissory note agreement with Overland, which allows Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010. Due to the continued concern of Overland's ability to pay us, we will release the reserve on the receivable as cash is collected. As a result, in the first quarter of fiscal 2010, we recorded a gain of $0.4 million in "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Our principal sources of liquidity are cash on hand. We focus on managing the critical components of working capital, which include receivables, inventory, payables and short-term debt. Our working capital at July 3, 2009 and March 31, 2009 was $389.3 million and $385.2 million, respectively. The increase in working capital at July 3, 2009 compared to March 31, 2009 of $4.1 million was attributable to a (1) a decrease in prepaid expenses and other current assets of $3.2 million primarily due to a tax refund received from the State of California and other foreign jurisdictions; (2) a decrease in accounts receivable of $0.9 million primarily due to lower revenue levels and our improved collection efforts; and (3) a decrease in inventory of $0.5 million due to improved efficiencies in our inventory and operations management. In addition, we recognized an unrealized gain of $1.5 million on our investments, as we mark them to market. This was partially offset by decreases in accounts payables and accrued liabilities of $2.6 million as we operate on a smaller business scale, which included reducing and streamlining our operating expenses, as well as payments made under our existing restructuring plans.

Operating Activities: Net cash provided by operating activities was $4.6 million and $7.4 million in the first quarters of fiscal 2010 and 2009, respectively. The decline in cash provided by operating activities was primarily due to changes in working capital assets and liabilities that decreased cash provided by operations by $3.9 million, and a decrease in inventory-related charges of $0.3 million. This was offset by an increase in non-cash charges related to depreciation and amortization of $1.0 million primarily due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 and a change from loss from continuing operations, net of taxes in the first quarter of fiscal 2009 to income from continuing operations, net of taxes of $0.2 million in the first quarter of fiscal 2010. In the first quarter of fiscal 2010, cash received from customers totaled $22.7 million and cash paid to suppliers and employees for payroll totaled $26.6 million. In the first quarter of fiscal 2010, income from continuing operations, net of taxes, included interest income of $2.5 million.

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

Investing Activities: Net cash used in investing activities was $15.3 million and $11.0 million in the first quarters of fiscal 2010 and 2009, respectively. We utilized cash for the net purchases of marketable securities of $15.1 million and $12.5 million in the first quarters of fiscal 2010 and 2009, respectively. We continue to manage our cash through interest-bearing accounts.

Financing Activities: Net cash used in financing activities in the first quarter of fiscal 2010 was $0.1 million compared to minimal amounts of cash provided by financing activities in the first quarter of fiscal 2009. In the first quarter of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Notes. We continue to experience a decline in the issuance of common stock under our equity compensation programs in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as a large number of options held by our employees had exercise prices that were substantially above the current market value of our common stock and a reduction in our headcount.

Common Stock Repurchase Program

In July 2008, our board of directors authorized a stock repurchase program to purchase up to $40 million of our common stock. No common stock repurchases occurred during the first quarter of fiscal 2010. As of July 3, 2009, $37.6 million remained available for repurchase under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At July 3, 2009, we had $382.7 million in cash, cash equivalents and marketable securities, of which approximately $27.1 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, other debt securities and United States government securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income" in stockholders' equity.

Our investment policy focuses on three objectives:  to preserve capital, to meet liquidity requirements and to maximize total return.  Our investment policy establishes minimum ratings for each classification of investment and investment concentration is limited in order to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio.  Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation.

In the first quarters of fiscal 2010 and 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts are being used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. If we do not spend the repatriated funds in accordance with our reinvestment plan, we may incur additional tax liabilities. We expect that our acquisition of Aristos in the second quarter of fiscal 2009 will be allowable for the Domestic Reinvestment Plan spending. Based on actual and planned spending through fiscal 2010, we believe we will meet the total spending requirements of the Domestic Reinvestment Plan in fiscal 2010; therefore, no further tax liabilities are expected to be incurred related to this distribution.

We may enter into strategic alliances, partnerships or additional acquisitions that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive strategic alliances, partnerships or additional acquisitions, we may be required to use a significant portion of our available cash balances.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At both July 3, 2009 and March 31, 2009, the carrying value of such investments aggregated $1.2 million, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future.

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

Holdback

In connection with our acquisition of Aristos, a portion of the purchase price totaling $4.3 million was held back to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. As of July 3, 2009, the Aristos holdback of $4.3 million remains outstanding for potential unknown liabilities that may arise.

Convertible Subordinated Notes

In the first quarter of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Notes on the open market. At July 3, 2009, we had a remaining liability of $0.4 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next 12 months (See Note 8 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a detailed discussion of our debt and equity transactions).

Intellectual Property and Other Indemnification Obligations

We have entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by us is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party's claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have agreements whereby we indemnify our directors and certain of our officers for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, we maintain a director and officer insurance policy which may cover all or a portion of the liabilities arising from our obligation to indemnify our directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations

As of July 3, 2009, we did not have any significant changes to our contractual obligations that were disclosed in the Liquidity section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2009. For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Acquisitions

In September 2008, we acquired Aristos, a provider of RAID technology to the data storage industry, for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which 15%, or approximately $4.3 million, is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) payments of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) accrued for $0.8 million in direct transaction fees, including legal, valuation and accounting fees. The acquisition of Aristos will allow us to expand into adjacent RAID markets that we believe will provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. In addition, this acquisition enables us to pursue new OEM opportunities and expand our channel product offerings containing unified serial technologies.

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

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction. This resulted in a recorded gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2009, we established a reserve for the full remaining $1.2 million of this receivable due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, we amended the promissory note agreement with Overland, which allows Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010. Due to the continued concern of Overland's ability to pay us, we will release the reserve on the receivable as cash is collected. As a result, in the first quarter of fiscal 2010, we recorded a gain of $0.4 million in "Gain on disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement. To date, we recorded a cumulative gain of $5.0 million through the first quarter of fiscal 2010 on the disposal of the Snap Server NAS business in "Gain from disposal of discontinued operations, net of taxes," in the Unaudited Condensed Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A: "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Our exposure to market risk has not changed materially since March 31, 2009.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities Exchange Commission on June 4, 2009.

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

Actions that we have taken and the actions that we are considering could adversely affect our business and financial results in the short-term, and may not have the long-term beneficial results that we intend.* Our management team continuously reviews and evaluates all aspects of our business, including our product portfolio, our relationships with strategic partners, our research and development focus and sales and marketing efforts to better scale our operations relative to our cost basis.

The actions that we are considering could adversely affect our business and financial results in the short- term, may not have the long-term beneficial results that we intend and could result in the following:

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

If the net book value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.*  Certain events or changes in circumstances would require us to assess the recoverability of the net book value amount of our long-lived assets. For example, in fiscal 2009, we recorded an impairment charge of $16.9 million to write-off goodwill based on our annual review in the fourth quarter of fiscal 2009. We also assessed the fair values of the related intangible assets and determined that our other intangible assets were not impaired in fiscal 2009 and the first quarter of fiscal 2010; however, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate our net book value of our other intangible assets and other long-lived assets in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future, which could adversely affect our financial results.

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

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities.* Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in the first quarter of fiscal 2009, we sold our Snap Server NAS business and reclassified all historical costs as discontinued operations. However, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions in order to scale our business, and we may not succeed in these efforts.

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in the past in obtaining designs wins, which may prevent us from sustaining or growing our revenues from OEM customers.* A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which have adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a negative impact on our revenues over the next couple of quarters and we anticipate the revenue levels for these products will provide minimal contributions compared to our overall net revenues over the next several quarters. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.*  Historically, a small number of our customers have accounted for a significant portion of our net revenues. For example, in the first quarter of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 29%, 12% and 12% of our total net revenues, respectively, and in the first quarter of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers' economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline further. For example, in the second quarter of fiscal 2008, a significant customer notified us that we did not receive design wins for our next generation serial products, which will have a negative impact on our revenues over the next couple of quarters and we anticipate the revenue levels for these products will provide minimal contributions compared to our overall net revenues over the next several quarters. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products; therefore, we will currently be increasingly dependent on our channel products and customers for future revenue growth. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

In order to execute our strategies, we may enter into strategic alliances with, partner with, invest in or acquire companies with complementary or strategic products or technologies or make other structural changes to our business. Costs associated with these strategic alliances, investments or acquisitions may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies.  We may pursue strategic transactions, partnerships, investments and acquisitions in order to scale our business as sales of our core parallel products continue to decline. These may include both strengthening our partnerships in silicon-based technology and broadening our silicon- based intellectual property to improve our business opportunities. In order to be successful in the strategic alliances, partnerships, investments or acquisitions that we may enter into or make, we must:

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

Our operations depend on the efforts of our workforce, particularly our executives, principal engineers and other key employees, the loss of whom could affect the growth and success of our business.  In order to be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by continued workforce reductions, including absorbing additional responsibilities as we become a smaller company, temporary reductions in employees' compensation, as well as the uncertainty regarding the outlook of our company as revenues continue to decline. Each of our employees is an "at-will" employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. The loss of any of our key employees as well as a high level of attrition from all our other employees could have a significant impact on our operations.

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans in order to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.*  We have implemented several restructuring plans prior to fiscal 2010 and recorded related restructuring charges of $6.1 million, $6.3 million and $3.7 million in fiscal years 2009, 2008 and 2007, respectively. We also recorded minimal restructuring adjustments for these plans in the first quarter of fiscal 2010. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities. The goals of our restructuring plans that were implemented were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

If we are unable to compete effectively, our net revenues and gross margins could be adversely affected.*  The markets for all of our products are intensely competitive and are characterized by the following:

  Rapid technological advances;
  Frequent new product introductions;
  Evolving industry standards; and
  Price erosion.

We must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also a negative impact on our net revenues from our serial legacy products sold to OEMs over the next couple of quarters and we anticipate the revenue levels for these products will provide minimal contributions compared to our overall net revenues over the next several quarters as a significant customer notified us in the second quarter of fiscal 2008 that we did not receive design wins for our next generation serial products.

Our future revenue growth remains largely dependent on the success of our new products addressing unified serial technologies and growing our market share in the channel, and our future operating results will be influenced by our ability to participate in the development of the network storage market in which we face intense competition from other companies that are also focusing on networked storage products. In June 2009, we launched a new product in the unified serial RAID controller family, Series 5Z, which leverages solid state technology to eliminate the need to monitor battery charge levels or shut down servers for battery replacement. If we experience an incremental decline in our revenues beyond the declines anticipated, and we are unable to effectively manage our inventory levels, we may be required to record additional inventory-related charges, which would adversely impact our gross margins.

We cannot assure you that we will have sufficient resources to accomplish any or all of the following:

  Satisfy any growth in demand for our products;
  Make timely introductions of new products;
  Compete successfully in the future against existing or potential competitors; or
  Prevent price competition from eroding margins.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.*  We derived approximately 53% of our total net revenues for the first quarter of fiscal 2010 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position.  We are subject to income and other taxes in the United States and in the foreign taxing jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation and is subject to audit and redetermination by the taxing authorities. Although we believe our tax estimates are reasonable, the following factors could cause our effective tax rate to be materially different than tax amounts recorded in our Unaudited Condensed Consolidated Financial Statements:

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2009, which include revenue recognition, cash, cash equivalents and marketable securities valuation, inventory, goodwill, stock-based compensation and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements included in "Item 8: Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended March 31, 2009 describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.* A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, upon our adoption of FIN 48 on April 1, 2007, we revised our policy in conformity with the liability classification requirements of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At July 3, 2009, we had recorded gross liabilities of $7.2 million for uncertain tax positions related to FIN 48, of which $2.5 million and $4.7 million were reflected in "Accrued and other liabilities" and "Other long-term liabilities," respectively, and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Consolidated Statements of Operations within "Benefit from (provision for) income taxes."

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

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.  We continue to hold non- controlling interest in privately held venture funds. At July 3, 2009, the carrying value of such investments aggregated $1.2 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds' investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in the fiscal 2009, the value of our non-controlling interest in privately held venture funds declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

Changes in securities laws and regulations have increased and may continue to increase our costs.  Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes- Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase our expenses as we devote resources to respond to their requirements. In particular, we incurred additional administrative expense to implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In July 2008, our board of directors authorized a stock repurchase program to purchase up to $40 million of our common stock. We have repurchased approximately $2.4 million in shares of our common stock in the open market through March 31, 2009. No common stock repurchases occurred during the first quarter of fiscal 2010. As of July 3, 2009, $37.6 million remained available for repurchase under the authorized stock repurchase program.

Item 6. Exhibits

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q
3.1	Amended and Restated Bylaws of the Company, effective May 6, 2009.	8-K	000-15071	May 12, 2009	3.1
10.1	Separation Agreement of Anil Gupta, effective March 31, 2009.	8-K	000-15071	April 3, 2009	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.
By:	/s/ MARY L. DOTZ
Mary L. Dotz
	Chief Financial Officer (principal financial officer)	Date: August 5, 2009
By:	/s/ JOHN M. WESTFIELD
John M. Westfield
	Vice President and Corporate Controller (principal accounting officer)	Date: August 5, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q
3.1	Amended and Restated Bylaws of the Company, effective May 6, 2009.	8-K	000-15071	May 12, 2009	3.1
10.1	Separation Agreement of Anil Gupta, effective March 31, 2009.	8-K	000-15071	April 3, 2009	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X