Form 10-K/A
period 2009-03-31
ADAPTEC INC
filed 2009-10-07
CIK 709804

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

Registrant’s telephone number, including area code: (408) 945-8600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value (Title of Class)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

    (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $320,982,434 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 19, 2009, the Registrant had 120,700,658 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended March 31, 2009, originally filed on June 4, 2009 (the “Original Filing”). We are filing this Amendment solely to amend and restate the information in Part III of the Original Filing and to update the exhibits to include new Certifications of our Chief Executive Officer and Chief Financial Officer. Except as specified above, the Original Filing continues to speak as of the date of the Original Filing.

This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The Stock Ownership of Principal Stockholders and Management table in Item 12 of this Amendment continues to speak as of the date stated therein and has not been updated.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The name and age of each of our executive officers and directors and their respective positions with Adaptec as of May 19, 2009 are set forth below. Additional biographical information concerning each of our executive officers and directors follows the table.

Name	Age	Principal Occupation	Director Since
Subramanian “Sundi” Sundaresh	52	President and Chief Executive Officer and Director	2005
Mary L. Dotz	51	Vice President and Chief Financial Officer	N/A
Anil Gupta	50	Former Vice President and General Manager of the Storage Technology Products	N/A
Marcus D. Lowe	53	Vice President of Marketing and Business Development	N/A
John Noellert	51	Vice President of Worldwide Sales	N/A
Jon S. Castor(1) (2)	57	Director	2006
Jack L. Howard(3)	47	Chairman of the Board of Directors	2007
Joseph S. Kennedy(3)	62	Director	2001
Robert J. Loarie(2)	66	Director	1981
John Mutch(1)	52	Director	2007
John J. Quicke(2)	59	Director	2007
Lawrence J. Ruisi(1)	61	Director	2008
Douglas E. Van Houweling(3)	65	Director	2002

(1)	Audit Committee member

(2)	Compensation Committee member

(3)	Governance and Nominating Committee member

Executive Officers

Subramanian “Sundi” Sundaresh has served as our Chief Executive Officer since November 2005, President since May 2005 and briefly served as our Executive Vice President of Marketing and Product Development in May 2005. Prior to rejoining Adaptec, Mr. Sundaresh provided consulting services at various companies, including Adaptec, from December 2004 to April 2005. Between July 2002 and December 2004, Mr. Sundaresh served as President and Chief Executive Officer of Candera, Inc., a supplier of network storage controllers. From July 1998 to April 2002, Mr. Sundaresh served as President and Chief Executive Officer of Jetstream Communications, a provider of Voice over Broadband solutions. Mr. Sundaresh previously worked at Adaptec from March 1993 to June 1998 as Vice President and General Manager for the Personal I/O business and Corporate Vice President of Worldwide Marketing.

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

Anil Gupta served as the Company’s Vice President and General Manager of the Storage Technology Products from September 2008 to April 2009, pursuant to a separation agreement entered into between us and Mr. Gupta, effective March 31, 2009. Prior to joining Adaptec through the acquisition of Aristos, Mr. Gupta served as Aristos’ President and Chief Executive Officer from June 2000 to August 2008.

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

John Noellert has served as the Company’s Vice President of Worldwide Sales since August 2007 and previously served as the Company’s Vice President of Americas Channel Sales and Marketing from December 2005 to July 2007. Prior to rejoining Adaptec, Mr. Noellert was Vice President of Sales at Intransa, Inc., a provider of scalable, external IP video storage, from July 2004 to November 2005. Between June 2002 and June 2004, Mr. Noellert served as a Director of Global Channels at Brocade Communications Systems Inc., a supplier of storage area network equipment and data center networking solutions that help enterprises connect and manage their information. Mr. Noellert previously worked at Adaptec from 1992 to 1996 as Vice President of Channel Sales.

Directors

Jon S. Castor has been a private investor since June 2004. Since July 2009 Mr. Castor has served on the Board of Directors of California Micro Devices Corporation, a designer and seller of circuit protection and display electronics devices. From August 2003 to June 2004, Mr. Castor was a senior executive with Zoran Corporation, a provider of digital solutions for applications in the digital entertainment and digital imaging markets, including service as Senior Vice President and General Manager of Zoran’s DTV Division. From October 2002 to August 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits and software for digital televisions and printers, which was acquired by Zoran. In 1996, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television integrated circuits, software and systems, where he served in several capacities, including as its Chief Executive Officer and director from November 2000 to October 2002, when it was acquired by Oak Technology. Mr. Castor also serves on the Boards of Directors of two private companies.

Jack L. Howard has been a director with us since December 2007. Mr. Howard is the President of Steel Partners LLC (“Steel Partners”), a global management firm, and has been associated with Steel Partners and its affiliates since 1993. Mr. Howard co-founded Steel Partners II, L.P. (“Steel Partners II”), a private investment partnership, in 1993. He has been a registered principal of Mutual Securities, Inc., a NASD registered broker-dealer, since 1989. Mr. Howard has served as the Chief Operating Officer of SP Acquisition Holdings, Inc. (“SP Acquisition”), a company formed for the purpose of acquiring one or more businesses or assets, since June 2007 and has served as its Secretary since February 2007. He also served as a director of SP Acquisition from February 2007 to June 2007 and as its Vice-Chairman from February 2007 to August 2007. Mr. Howard has been a director of WHX Corporation, a diversified industrial products manufacturing company, since July 2005. Mr. Howard served as Chairman of the Board of a predecessor entity of WebFinancial L.P. (“Web L.P.”), a diversified holding company with interests in a variety of businesses, from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008. From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Web L.P.’s predecessor entity. He has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006. He has served as a director of CoSine Communications, Inc., a former global telecommunications equipment supplier, since July 2005. He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.

Joseph S. Kennedy became the Chairman of our Board of Directors in September 2009 and has been a private investor since May 2008. From June 2003 until May 2008, Mr. Kennedy served as President and Chief Executive Officer of Omneon, Inc., a developer of video media servers for the broadcast industry. From June 1999 until March 2002, he served as President, Chief Executive Officer and Chairman of the Board of Pluris Inc., a developer of Internet routers. Mr. Kennedy was the founder and Chief Executive Officer of Rapid City Communications from February 1996 until that company was acquired by Bay Networks in June 1997, after which time he served as President and General Manager of Bay Networks’ switching products division until June 1998. Mr. Kennedy has been serving as a director of two private companies since June 2000 and 2003.

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

John J. Quicke is a Managing Director and operating partner of Steel Partners. He has been associated with Steel Partners and its affiliates since September 2005. Mr. Quicke has served as President and Chief Executive Officer of Del Global Technologies Corp., a designer and manufacturer of medical imaging and diagnostic systems and power conversion subsystems and components, since September 2009. Mr. Quicke has served as a director of Rowan Companies, Inc., an offshore contract driller of oil and gas, since January 2009. He has served as a director of WHX since July 2005, as a Vice President since October 2005 and as President and Chief Executive Officer of its Bairnco Corporation subsidiary from April 2007 to December 2008. Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. Mr. Quicke served as a director of Layne Christensen Company, a provider of products and services for the water, mineral construction and energy markets, from October 2006 to June 2007. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From April 2005 to August 2005, Mr. Quicke occasionally served as consultant to Steel Partners and explored other business opportunities.

Lawrence J. Ruisi is a private investor/consultant and also serves on the Board of Governors of Sound Shore Medical Center where he was Chairman from 2002 to 2006. Mr. Ruisi was Chief Executive Officer and

President of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President and Chief Financial Officer of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983. He also serves on the Boards of Directors of Hughes Communications, Inc., a provider of broadband satellite network services and systems, and Innkeepers USA, a privately held hotel real estate investment trust.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during fiscal 2009, except that Steel Partners II filed one Form 4 late during fiscal 2009, which covered a total of three open market purchases of shares of our common stock by Steel Partners II.

Audit Committee

We have an Audit Committee of our Board of Directors, the current members of which are John Mutch (Chair), Jon S. Castor and Lawrence J. Ruisi, each of whom are “independent” as defined by the rules of The NASDAQ Stock Market. Our Board of Directors has also determined that Lawrence J. Ruisi qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K and meets the NASDAQ financial sophistication requirement of having past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Joseph S. Kennedy served on our Audit Committee until Mr. Ruisi’s election to our Board of Directors at our 2008 Annual Meeting of Stockholders held in October 2008. Mr. Ruisi joined the Audit Committee upon his election to our Board of Directors, and Mr. Kennedy stepped down from the Audit Committee upon Mr. Ruisi’s appointment. The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and retention of our independent registered public accounting firm, which reports to the Audit Committee.

Report of the Audit Committee

The following is the Report of the Audit Committee with respect to our audited financial statements for our fiscal year ended March 31, 2009.

The Audit Committee’s purpose is, among other things, to assist our Board of Directors in its oversight of its financial accounting, reporting and controls. Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and each is an “independent” director within the meaning of the listing standards of The NASDAQ Global Market. The Audit Committee operates under a written charter, which was formally adopted by the Board of Directors in June 2000 and most recently updated in March 2004.

Our management is responsible for the preparation, presentation and integrity of our financial statements, including setting the accounting and financial reporting principles and designing our system of internal control over financial reporting. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, is responsible for performing an independent audit of our Consolidated Financial Statements and for expressing opinions on the conformity of our audited financial statements to generally accepted accounting principles and on the effectiveness of our internal control over financial reporting based on their audit. The Audit Committee oversees these processes, although members of the Audit Committee are not engaged in the practice of auditing or accounting, and their functions are not intended to duplicate or to certify the activities of management or PricewaterhouseCoopers LLP.

The Audit Committee has reviewed and discussed our audited Consolidated Financial Statements for the fiscal year ended March 31, 2009 with management and PricewaterhouseCoopers LLP. The Audit Committee met with PricewaterhouseCoopers LLP, with and without management present, to discuss the results of its examinations, its evaluation of our internal control over financial reporting and the overall quality of our financial reporting.

The Audit Committee also has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vo. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP required by the Public Company Accounting Oversight Board. The Audit Committee has discussed with PricewaterhouseCoopers LLP the communications concerning independence and that firm’s independence. Based on the review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in this report and its charter, the Audit Committee recommended to the Board of Directors that the audited Consolidated Financial Statements be included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009.

The preceding report is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any of our filings.

AUDIT COMMITTEE

John Mutch, Chair

Jon S. Castor

Lawrence J. Ruisi

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and our independent directors with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC, and other public communications. In addition, it incorporates Adaptec guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on the Company’s web site at http://www.adaptec.com/investor/governance. The Company will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

Stockholder Nominations of Directors

During fiscal 2009, we did not make any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses our executive compensation philosophy, decisions and practices for fiscal 2009. It places in perspective the earnings of our “named executive officers” listed in the Summary Compensation Table below.

Compensation Philosophy and Overview

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives’ interests with those of our stockholders.

The compensation programs for our named executive officers have three principal elements which are developed in part by referencing the 50th percentile of our comparable market: a base salary, cash incentive bonuses linked to achievement of financial and corporate goals, and equity-based incentive compensation. The base salary is designed to serve as a fixed portion of compensation; the cash incentive bonus serves as an incentive for our executives to drive short-term corporate financial and non-financial goals without excessive risk-taking; and the equity-based incentive compensation is designed to drive longer-term Company performance, retain executives through longer-term vesting and align the interests of our executive officers with the interests of our stockholders by providing a performance-based ownership stake in the Company. In addition, we provide our executive officers benefits that in most cases are available generally to all of our salaried employees. As further discussed below, we largely view these primary components of our compensation as distinct in that we seek to provide salary, bonus and equity awards that are each competitive at appropriate levels with our peer companies.

The compensation philosophy of the Compensation Committee of the Board of Directors (the “Committee”) is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if Adaptec and our stock price perform well over time. We believe that our executive officers should have a larger portion of their equity incentive awards at risk compared with our other employees. Specifically, we believe that over the long term, executive officers should have a greater percentage of their equity compensation in the form of stock options and performance-contingent stock rather than time-based restricted stock, as the economic value of stock options and performance-contingent stock is more aligned with the objectives of our shareholders.

Fiscal Year 2009. In addition to the factors that the Committee normally considers in formulating our compensation program in 2009, the Committee also took account of several specific factors that impacted our business: (1) a strategic acquisition; (2) a divestiture initiative; (3) significant outsourcing and attrition; (4) reduced OEM revenue; and (5) aggressive cost cutting initiatives.

Because of these circumstances: (1) The Committee didn’t make significant changes to base salaries. The Committee kept base salaries generally at the prior year’s level due to the Committee’s desire to contain costs and the Committee’s belief that an overall increase in base pay was not required to keep the Company reasonably competitive with the base pay of our peers. (2) The Committee split our cash bonus incentive into two six-month bonus periods (instead of an annual measurement). The Committee evaluated the financial component of our bonus incentive based on six-month intervals due to the divestiture of the Snap Server NAS business, which was the majority of our segment previously known as SSG, in the first half of the fiscal year and the acquisition of Aristos in the second-half of the fiscal year. The financial measurement goal for each of the six month periods in fiscal 2009 was a specified level of pro-forma operating profit (loss) before income taxes (“OPBT”). The OPBT differs from generally accepted accounting principles (“GAAP”) operating profit (loss) in that OPBT primarily excludes stock-based compensation expense, expense associated with our management liquidation pool, restructuring charges, impairment charges of long-lived assets and goodwill, and gain on extinguishment of debt. For the first six months this goal was based on the OPBT profit performance, exclusive of our acquisition of Aristos and disposition of SSG. For the second-half of the year, the financial goal was formulated inclusive of the acquisition of Aristos in the later part of the second fiscal quarter. Aristos was in its initial phase of revenue generation with two key OEMs. While the Board of Directors (“Board”) and management believed that a consolidated OPBT loss was unavoidable in the second-half of fiscal 2009, the Committee maintained, and the CEO supported, an aggressive financial goal because our objective is to move the Company to a practice of funding the bonus pool out of net profits. Going forward, the Committee intends to measure financial performance at the end of the fiscal year based on the attainment of pro-forma net profits.

Equity compensation granted to executive officers included three elements: options, performance-contingent stock, which was granted shortly after the close of the fiscal year 2009, and time-based restricted stock. The first-time addition of performance-contingent stock to the mix of equity awards (with a corresponding reduction in the size of time-based restricted stock awards) shows our intent to increasingly utilize equity awards where the ultimate value of the award is more closely linked to Company’s performance and growth in shareholder value.

Role of the Compensation Committee

The current members of the Committee are Jon Castor, who is the Chair of the Committee, Robert Loarie and John Quicke. Mr. Castor, Mr. Loarie and Mr. Quicke served on the Committee for all of fiscal 2009.

The Committee ensures that our executive compensation and benefits program is consistent with our compensation philosophy and our corporate governance guidelines and is empowered to determine executive officers’ total compensation, and, subject to the approval of the Board, to determine our CEO’s total compensation.

The Committee reviews our overall compensation strategy at least annually to ensure that it promotes stockholder interests, supports our strategic and tactical objectives and provides for appropriate rewards and incentives for our executive officers. The Committee’s most recent overall compensation review occurred in February 2009.

In fiscal 2009, all Committee members attended all Committee meetings. Typically, Committee meetings are also attended by, for all or a portion of appropriate meetings, our CEO and our Vice President of Human Resources. An independent compensation consultant from Compensia, Inc. (“Compensia”) and a compensation legal specialist from Fenwick & West LLP provided support to the Committee, including attending meetings from time to time.

Review of Executive Officers and their Compensation

The Committee and our Board are responsible for the review of our CEO’s performance. In fiscal 2009 the Chairman of the Committee led a formal review that included a self-evaluation by the CEO and input from each member of the Board. The results were shared with the CEO, members of the Committee and all members of the Board.

Mr. Subramanian Sundaresh, our CEO, annually reviews the performance of each of our other executive officers. As part of this process, each executive officer also completes a self assessment of his/her performance.

Mr. Sundaresh rates the performance of his direct staff and the Committee rates the performance of Mr. Sundaresh in consultation with the other non-executive directors of the Board.

Mr. Sundaresh’s recommendations based on his reviews of executives reporting to him, peer compensation surveys and other relevant information, including with respect to continued employment, salary adjustments, incentive awards and equity award amounts, are presented to the Committee. The Committee thoughtfully considers the CEO’s recommendations when exercising its own judgment in making compensation decisions and awards to our executive officers who report to the CEO.

Survey Analysis

In fiscal 2009, we engaged Radford Surveys + Consulting, a business unit of AON Consulting (“Radford”), to provide comprehensive compensation data. Radford conducts a number of compensation surveys for the technology industry. The surveys compare compensation practices for executives among other high technology companies and cover base salary, cash incentives, stock equity incentive grants and total cash as a percentage of total direct compensation.

Radford provides quarterly summaries of industry trends to our Vice President of Human Resources, which enables Human Resources to remain current on total compensation trends for the broader population and for executive officers. This information is shared with the Committee. Our Vice President of Human Resources also reviews the Radford Total Company Results survey comprised of data for executives from approximately 125 technology companies with $50 million to $200 million in annual revenues. In addition to this information, which is shared with the Committee, the Committee also considers other reference points in reviewing compensation data. In particular, the Committee reviews the Radford Total Custom Company Results survey provided by Radford that compares executive compensation information for a peer group of high technology companies or their divisions, with $100 million to $500 million in annual revenues. The peer group is primarily in the storage, computer peripherals, and semiconductor components businesses with which we compete for executive and technical employees. The list of peer companies, their industry classification and revenue ranges is as follows:

Company Name	Industry	Revenue
3Par	Computer/Peripherals	$100 million – $199.9 million
Anadigics	Semiconductor Components	$100 million – $199.9 million
Cirrus Logic	Semiconductor Components	$100 million – $199.9 million
Cortina Systems	Semiconductor Components	$100 million – $199.9 million
Data Domain	Network Products/Services	$100 million – $199.9 million
Mindspeed Technologies	Semiconductor Components	$100 million – $199.9 million
Netlogic Microsystems	Semiconductor Components	$100 million – $199.9 million
Pericom Semiconductor	Semiconductor Components	$100 million – $199.9 million
Rambus	Semiconductor Components	$100 million – $199.9 million
AMCC	Semiconductor Components	$200 million – $499.9 million
Datalogic Scanning	Computer/Peripherals	$200 million – $499.9 million
Dot Hill Systems	Computer/Peripherals	$200 million – $499.9 million
Emulex	Computer/Peripherals	$200 million – $499.9 million
Extreme Networks	Network Products/Services	$200 million – $499.9 million
PMC-Sierra	Semiconductor Components	$200 million – $499.9 million
Riverbed Technology	Network Products/Services	$200 million – $499.9 million
Silicon Image	Semiconductor Components	$200 million – $499.9 million
Silicon Storage Technology	Semiconductor Components	$200 million – $499.9 million
Synaptics	Computer/Peripherals	$200 million – $499.9 million
Wind River Systems	Software Products/Services	$200 million – $499.9 million

The companies included in our peer group may change from year to year when the underlying criteria used to determine a match change. For example, a company may elect to no longer participate in the survey on an annual basis or a company’s revenue may change materially relative to ours. Similarly new companies may be added into the survey having revenue that matches our revenue levels or industry. Our peer group list compared to last fiscal year includes additional companies in the $100 million—$199.9 million range and in the semiconductor components industry due to our reduced revenue, our new semiconductor business and our strategic plan direction.

External Advisors

The Committee has the authority to engage the services of outside advisors, and does so as needed. In fiscal 2009 the Committee selectively engaged the services of Compensia as an independent advisor to assist the Committee in its review of fiscal 2009 compensation for executive officers and in a review of Board compensation. In the projects that the Committee assigned to Compensia, there were no restrictions placed on the scope of Compensia’s review of the Company’s compensation arrangements with its executive officers and in its review of Board compensation, other than that Compensia was asked to keep their fees within a specified budget. The Committee selectively engaged the services of a compensation legal specialist with Fenwick & West LLP for legal advice in connection with compensation related matters.

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

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our CEO and certain other of our most highly compensated executive officers. This limitation does not apply to compensation that is considered “performance-based” under applicable tax rules. Our executive stock options and our performance based restricted stock awards are intended to qualify as “performance-based,” so that compensation attributable to these forms of equity incentives is fully tax deductible. However, time-based restricted stock units (“RSUs”), awarded by the Company in fiscal 2009 and prior years do not meet the requirements of Section 162(m) as performance-based. Therefore, the fair market value of the shares that vest during a particular year will be counted along with other non-performance-based compensation in that year in determining whether the $1 million limit for non-performance-based compensation is exceeded. Although we also provide cash compensation to executives in forms that do not meet the requirements for “performance-based” compensation, such as base salary and annual incentive pay, we have no individuals who received non-performance-based cash compensation in excess of the Section 162(m) tax deduction limit in fiscal year 2009, excluding Mr. Gupta as set forth below. In future years, payment of cash or settlement of restricted stock or RSU amounts may be non-deductible because they are not performance-based under Section 162(m). The Committee has determined that it is important to retain flexibility and competitiveness in its compensation program, and that while it is also important to be mindful of the $1 million limit, compensation in excess of the $1 million limit may not always qualify as “performance-based” within the meaning of Section 162(m).

Fiscal Year 2009 Executive Compensation Program

Components of our Compensation Program

Base Salary.    Base salaries serve as the fixed cash portion of executive compensation. In fiscal 2009, we generally maintained the base salary for each of the persons who were “named executive officers” at the same level as the fiscal 2008 salaries. The Committee’s goal in fiscal 2009 was to benchmark salaries at or near the middle (50th percentile) of the market based on the survey information discussed above under “Survey

Analysis,” input from Compensia, and our own hiring experience, and the Committee determined that salary increases were not necessary to achieve this level of compensation. We believe the officers should be paid competitively and generally not above or below the market data unless their experience, capabilities, and/or responsibilities warrant either a higher or lower placement compared to market. The base salaries of our executive officers reflect their relative positions and responsibilities within the Company. The base salary of Mr. Sundaresh, our CEO, was increased to $450,000 on April 1, 2006 and has not been increased since then primarily due to the Company subsequently matching to lower revenue companies in the Radford Total Company Results ($100 million—$200 million Revenue) and the Radford Total Custom Company Results ($100 million—$500 million Revenue) surveys.

The base salary of Mr. Lowe, Vice President of Corporate Development, was set at $260,000 on April 1, 2006 and did not change through the end of the 2009 fiscal year. Shortly after fiscal year end, effective April 6, 2009, Mr. Lowe’s title was changed to Vice President of Marketing and Business Development and his base salary was reduced to $240,000. His new base salary was determined largely by benchmarking to peers at the 50th percentile as previously described. The base salary for Ms. Dotz, Chief Financial Officer, who joined us at the end of fiscal 2008 was $265,000 and did not change in fiscal 2009. The target annual earnings for Mr. Noellert, Vice President of Worldwide Sales, who is a named executive officer for fiscal 2009 was $310,000, which includes a base salary of $217,000 and target incentives for revenue-related achievements of $93,000. Mr. Noellert’s target annual earnings include both base and incentive pay, with the performance targets that serve as the basis for awarding Nr. Noellert his incentive pay to be established by the CEO and the Committee at the beginning of each fiscal year. Mr. Noellert’s target annual earnings increased from $291,500 to $310,000, effective August 20, 2007 when he was promoted from Vice President of Sales for North America to Vice President of Worldwide Sales. His new target annual earnings were determined largely by benchmarking to peers at the 50th percentile as previously described. Mr. Gupta is no longer with the company; his base pay is discussed below under “Acquisition of Aristos.”

Executive Bonus Incentive Program.    We maintain the Adaptec Incentive Plan (the “AIP”), a cash incentive program, for executive officers and other Adaptec employees. In fiscal 2009, the AIP consisted of two six-month bonus periods, and funding of the plan was conditioned upon two major components: specific financial goals and non-financial corporate goals that are approved by the Committee. The Committee placed greater emphasis on the specific financial goals because we sought to drive Company performance primarily through specific objective financial metrics. The non-financial corporate goals accounted for 25% of the funding of the AIP pool and the financial goals accounted for 75% of the funding of the pool. The financial goals component was based upon Adaptec achieving a minimum threshold of OPBT for each six-month bonus period. The Committee determined the goals, and the weight of each goal in consultation with management. Achievement of goals was measured at the beginning of the third fiscal quarter for the first half cash bonuses and at the beginning of the first fiscal quarter of the following fiscal year for the second half cash bonuses.

The target bonus as a percent of salary for each executive officer was established when the officer was hired to his/her position. Each year, the Committee validate that the target bonus remains appropriate for the officer’s role based on market data. An executive officer can earn 0% to 200% of his or her target incentive. The Committee referenced the same Radford survey data discussed above for each position held by an executive officer to assist us in determining cash bonus incentive targets as a percentage of base salary. As with other elements of compensation, the Committee focuses principally on the 50th percentile of market. The bonus levels awarded to our executive officers are based on the Company’s achievement levels with respect to the financial and non-financial corporate goals, and on the basis of their individual performance. The differences in target bonuses among our named executive officers are based on their relative positions and responsibilities within the Company and are based on the relative target bonus amounts reflected in the survey data. For fiscal 2009, the target bonus payment for each six-month period for Mr. Sundaresh was 85% of his base salary, and 50% of his or her base salary for Mr. Lowe and Ms. Dotz. Mr. Noellert is not eligible to participate in the Company’s AIP, as his target bonus payment is tied to sales achievement. Based upon this structure, Mr. Sundaresh could have received an actual bonus of between 0 and 170% of his base salary for the fiscal year, divided over two six-month periods. The annual target bonus was 85% of his base salary, or $382,500.

The individual and organizational goals as discussed below are typically proposed by the CEO to the Committee, revised and reformed in response to the Committee’s guidance, and ultimately determined by the Committee and, for the CEO, by the Board. The individual performance factors utilized by the Committee and the CEO in the case of the named executive officers were: 1) performance to their individual and organizational goals; 2) contributions to achievement of the corporate goals; 3) contributions to achievement of the financial goals; and 4) subjective evaluation of their leadership. These individual and organizational goals have been intended to be difficult but achievable. Individual performance for executive officers, other than Mr. Sundaresh, is based on an evaluation by Mr. Sundaresh and the Committee, and the Committee determines the level of Mr. Sundaresh’s achievement of his individual goals and discusses this with the Board. The Committee also determines and discusses with the Board, the Company’s performance with respect to financial and non-financial goals, in consultation with management and after referring to the relevant performance data, including in some cases preliminary unaudited financials, as provided to the Committee by management. The Committee reserves the right to adjust upward or downward based on the final audited financials.

In the first six months, the Company achieved over 100% of its financial goal and 93.5% (on a weighted average basis) of its non-financial corporate goals. The 100% level of achievement for the financial goal was OPBT for our business, exclusive of our acquisition of Aristos and disposition of SSG, of $0 to $1.5 million. The actual OPBT of our business was $1.7 million. After a recommendation by the CEO, and in light of general economic conditions, the Committee determined that the level of achievement for the financial goal should not be greater than 100%. The non-financial corporate goals included the divestiture of the SSG business; growth in Serial Channel Point-of-Sale revenue; the development, launch, and revenue attainment of the Series 2 product and the Series 5 product with power management features; the outsourcing of specific engineering projects; a partnership with a third party RAID provider; and inventory management. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable, but very difficult. As a result of this high level of achievement, the Committee approved a funding budget of 98% of the AIP target. This funding budget was determined by the following weighted average calculation: (93.5% x 25% corporate goals) + (100% x 75% financial goals) = 98%. Based on the corporate and financial goal attainment, Mr. Sundaresh’s budgeted target was $188,142; the Committee approved an actual award to Mr. Sundaresh of $190,000 after taking into account the Company’s attainment of corporate and financial goals and his role in successfully leading the Company to a profitable first half of the fiscal year and for completing the acquisition of Aristos. Mr. Lowe’s budgeted target was $63,944; the Committee approved an actual award of $60,000 after taking into account Mr. Lowe’s project management of the divestiture of SSG to Overland Storage and the acquisition of Aristos. Ms. Dotz’s budgeted target was $65,173; the Committee approved an actual award of $70,000 based on her evaluation and recommendations to reduce general and administrative costs and infrastructure costs, and the rationalization of common costs associated with the Aristos acquisition. Mr. Noellert was not eligible for the Company’s AIP. Mr. Noellert achieved 93.4% of his commission plan.

In the second six months of the fiscal year, the Company did not achieve its financial goal. The Company did achieve, on a weighted average basis, 52.5% of its non-financial corporate goals. Non-financial corporate goals included reduction of selling, general and administrative costs, information technology costs, and facilities costs; significant market share growth in a key segment; design wins; and integrated roadmaps (Aristos and Adaptec, post the acquisition of Aristos). The Committee established these goals, in consultation with the CEO and Vice President of Human Resources, as stretch goals and believed that, taken as a whole, they were achievable but very difficult. With respect to the financial goals for the second six months of fiscal 2009, to reach the 100% level, the Company had to achieve a pro-forma OPBT between a loss of $1.5 million and breakeven ($0 million). Actual pro-forma OPBT was a loss of $5.75 million. In the second half of fiscal 2009, we set a financial performance goal that acknowledged the high probability of an OPBT loss because of the anticipated impact during this period of the Aristos acquisition. Notwithstanding this expectation, the Committee determined that it was in the Company’s interest to provide an incentive to our executives to limit the amount of the expected loss. Partly because economic conditions deteriorated globally during the second half of our fiscal year, the stretch financial goal was not achieved. Accordingly the Committee approved of a funding budget of only 13.125% of the AIP target. This funding budget was determined by the following weighted average calculation:

(52.5% x 25% corporate goals) + (0% x 75% financial goals) = 13.125%. Mr. Sundaresh recommended, and the Committee agreed, that he would forgo his budgeted portion of the bonus incentive of $25,102 for the second six months due to the Company’s performance and the present economic situation, and instead distribute that portion of the funds to other deserving employees in the Company. Based on the attainment of the corporate and financial goals, Mr. Lowe’s budgeted target was $8,531; the Committee approved an actual award of $12,000 after taking into account Mr. Lowe’s successful individual work on the evaluation of the patent portfolio and the Company’s strategy development. Ms. Dotz’s budgeted target was $8,695; the Committee approved an actual award of $15,000 after taking into account her exceptional individual goal achievement of managing the Company’s cash and reducing the Company’s overhead costs. Mr. Gupta did not receive his budgeted target as noted under “Acquisition of Aristos.” Mr. Noellert is not eligible for the Company’s AIP. Mr. Noellert achieved 72.5% of his commission plan.

As shown in the table below, in total for fiscal 2009, combining the two six month periods, Messrs. Sundaresh, Lowe, and Noellert and Ms. Dotz received less than their targets based on Adaptec’s and their individual performance. Mr. Sundaresh received a total cash incentive of 42.2% of his base salary; Ms. Dotz received 32.1% of her base salary, Mr. Lowe received 27.7% of his base salary, and Mr. Noellert received 35.9%, of his base salary.

Name	Role	Base Salary	Annual Target % of Base Salary	Annual Achieved % of Base Salary	Total Award
Subramanian “Sundi” Sundaresh	Chief Executive Officer	$450,000	85%	42.2%	$190,000

Mary L. Dotz	Vice President and Chief Financial Officer	$265,000	50%	32.1%	$85,000

Marcus D. Lowe	Vice President of Marketing and Business Development	$260,000	50%	27.7%	$72,000

John Noellert	Vice President of World Wide Sales	$217,000	43%	35.9%	$77,800

Equity-Based Long Term Incentive Compensation.    In fiscal 2009, the Committee determined that the Company’s overhang rate (the percentage of shares held by the Company’s employees and the number available to grant as a percent of total shares outstanding) of 20% exceeded industry norms. The Company had over 21 million shares available to grant to its employees due in large measure to the number of awards that were cancelled as a result of prior Company downsizing (awards covering over 20 million shares were cancelled in fiscal years 2006 through 2008). The Committee determined that the number of shares available for future issuance under the 2004 Equity Incentive Plan should be reduced and could be reduced given the projected need for employee stock and option awards in the three-year planning horizon. As a result, the Committee and Board approved, and the stockholders also approved at the 2008 Annual Meeting of Stockholders, the amended 2004 Equity Incentive Plan to reduce the shares available to 14.5 million shares. However, the 2004 Equity Incentive Plan allows the shares available to increase above the 14.5 million shares by the number of shares of common stock that are released from or reacquired by the Company from awards outstanding under the Company’s 1999 Stock Plan and 2000 Nonstatutory Stock Option Plan. The amended 2004 Equity Incentive Plan also included modifications permitting all of the shares to be granted as either options, restricted stock, and/or restricted stock units and providing for acceleration of vesting only in the event of a ‘double trigger’ (that is a Change of Control coupled with termination (or constructive termination) of employment by the acquiring company). The Company also committed to limit its fiscal year gross “burn rate” of equity awards to 4.8% or less. With the change in the Plan, the overhang was reduced to 15.5%, in-line with industry benchmarks.

The Committee prefers to use stock options and performance-contingent stock awards to ensure that our executive officers have a continuing stake in our long-term success and to better align their interests with the interests of our stockholders. In the first half of the fiscal year, the Committee was concerned, based in part on the advice of its advisors, that outstanding stock options with exercise prices in excess of our stock price were not providing adequate short-term retention incentive to retain executives in a declining market for the Company and the industry. Accordingly, the Committee determined to include, as part of fiscal 2009, compensation time-based restricted stock awards with a shorter, two-year vesting schedule as a retention tool. In addition, to ensure longer-term alignment of executive and shareholder interests, the Committee continued the past practice of granting options with a three-year vesting schedule to promote shareholder value growth, and introduced for the first time performance-contingent stock as a substitute for some of what would have been, in the past, time-based restricted stock grants. Vesting of the performance-contingent stock is tied to the Company achieving positive OPBT of 10% of revenue and a return on net assets of 20%. The time-based restricted full-value stock and the option grants were granted in August 2008 and the performance-contingent stock units were granted in April 2009 tying them to the Company’s performance beginning in fiscal 2010. The performance-contingent stock, granted shortly after the close of fiscal 2009, is listed below and will be part of the executive officers compensation tables for fiscal 2010. They are not listed in the executive officers compensation tables for fiscal 2009. The Committee believes that this three-prong approach to equity awards achieved the goals of short term retention needed due to the lack of short-term value in prior option grants, and providing management an incentive to improve financial performance to the benefit of shareholders while also minimizing potential dilution and compensation expense. In the future, the Committee plans to grant a combination of options and performance-contingent stock to the Company’s executives and limit the use of time-based restricted stock to special situations. The Committee believes that this approach will further align the interests of senior management more closely with shareholders.

The 50th percentile of the Radford surveys noted above was used as a reference point in setting the level of all executive officers’ equity awards. The Committee evaluated the value of awards to determine a recommended range for each of our executive officers based on their relative positions and responsibilities within the Company. Mr. Sundaresh’s equity compensation was evaluated by reference to the CEO position; Ms. Dotz to the CFO/Senior Financial Executive position; Mr. Lowe to the Senior Business Development Executive and/or the Senior Marketing Executive position; and Mr. Noellert to the Senior Worldwide Sales Executive position. The Committee granted options covering a larger number of shares subject to three-year vesting and a larger number of shares of three year performance-contingent stock than of two-year time-based restricted stock due to its desire to emphasize longer term financial performance with the goal of benefiting our stockholders. The lower number of shares subject to awards granted to Mr. Lowe reflects the more limited nature of his business development role compared to the financial and sales roles held by Ms. Dotz and Mr. Noellert. The cumulative value of the awards were determined by calculating the stock option award value using a Black-Scholes methodology, and the time-based and performance-contingent restricted stock awards using their full-value at grant date. The results were then compared to the 50th percentile of equity grants noted in the Radford surveys above.

Name	Role	August 2008 (FY’09) Time-based Restricted Stock Grant (Shares)	August 2008 (FY’09) Option Grant (Shares)	April 2009 (FY’10) Performance Contingent Stock Grant (Shares)
Subramanian “Sundi” Sundaresh	Chief Executive Officer	75,000	160,000	100,000

Mary L. Dotz	Vice President and Chief Financial Officer	25,000	50,000	45,000

Marcus D. Lowe	Vice President of Marketing and Business Development	20,000	40,000	30,000

John Noellert	Vice President of World Wide Sales	25,000	50,000	45,000

Mr. Gupta, our former Vice President and General Manager of the Storage Technology Products, joined Adaptec in September 2008 and was granted a new hire award consisting of an option to purchase 40,000 shares of Adaptec Stock and a restricted stock grant of 127,500 that was subject to certain performance-based vesting criteria. Mr. Gupta’s employment with the Company was terminated prior to the vesting of any portion of the option award and any shares of the restricted stock grant. For more information regarding Mr. Gupta’s compensation, please see “Acquisition of Aristos—Mr. Gupta” below.

The Grants of Plan-Based Awards table below further describes the option grants and restricted stock awards made to the executive officers during the fiscal year.

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

Acquisition of Aristos—Mr. Gupta

Total Compensation.    The Company acquired Aristos, a provider of RAID silicon and software products, in September 2008. Mr. Gupta served as Aristos’ President and Chief Executive Officer from June 2000 until the acquisition. Mr. Gupta joined the Company in the role of Vice President and General Manager of Storage Technology Products. Post acquisition, his base pay was maintained by Adaptec at the same level he was receiving with Aristos: $267,586. The Company decided not to change his base pay in part because it was consistent with the 50th percentile of the Radford Total Company Results ($50 million—$200 million revenue) survey and the 47th percentile of the Radford Total Custom Company Results ($100 million—$500 million revenue) survey for a Division Senior Executive position. Mr. Gupta received a new hire stock award consisting of an option to purchase 40,000 shares of Adaptec stock and a restricted stock grant of 127,500 shares. The option was to vest 33% on the one-year anniversary of his hire date and quarterly thereafter, at 8.375% per quarter, and was to be fully vested at the end of three years. The restricted stock award was to vest upon achieving specific gross profit measurements and the release of certain new products to production. Specifically, Mr. Gupta would vest as to 52,500 shares of the stock award upon achievement of 100% of the target gross profit goal and as to and additional 52,500 shares of the stock award upon achievement of 200% of the gross profit goal attained by April 2010, and as to 22,500 shares of the stock award upon release of certain new products to production. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable but difficult. These grants were determined in the context of the acquisition, and were also based on the Radford surveys noted above and with reference to the value of unvested equity held by other executives. All equity awards to Mr. Gupta were contingent on his continued employment at the time of vesting.

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

Effective as of April 10, 2009, Mr. Gupta’s employment with the Company was terminated due to the realignment of the Company’s organizational structure post merger and the Company and Mr. Gupta entered into a Separation Agreement. Pursuant to the separation agreement Mr. Gupta received a severance payment of $231,565 and a payment representing accrued vacation time of $26,840. Mr. Gupta provided the Company with a general release of all claims. Mr. Gupta’s new hire option award to purchase 40,000 shares of Adaptec stock and his restricted stock grant of 127,500 shares did not vest and were cancelled.

Employment Contracts

We have entered into employment agreements with each of our executive officers based on an assessment of competitive market terms and a determination of what is needed to attract and retain the executive officers. These employment agreements provide that if such officer is terminated other than for “cause” (which includes violation of material duties, refusal to perform his/her duties in good faith, breach of his/her employment agreement or employee proprietary information agreement, poor performance of duties, arrest for a felony or certain other crimes, substance abuse, violation of law or Adaptec policy, prolonged absence from duties or death), he or she is entitled to receive (1) his or her unpaid base salary and unused vacation benefits he or she has accrued prior to the date of his of her termination; (2) a one-time payment equal to 12 months of base salary for Mr. Sundaresh, and nine months of base salary for Ms. Dotz, and Messrs. Lowe, Noellert and Gupta, plus an additional week of base salary for each year of service beyond three years of service with the Company (and Aristos for Mr. Gupta); (3) outplacement services in an amount not to exceed $10,000 for Mr. Sundaresh and Mr. Lowe or $5,000 for Ms. Dotz and Messrs. Noellert and Gupta; and (4) reimbursement for coverage for the executive officer and his or her dependents under Adaptec’s health, vision and dental insurance plans pursuant to COBRA for a 12-month period for Mr. Sundaresh, and a nine-month period for Ms. Dotz and Messrs. Lowe, Noellert, and Gupta following the termination of employment. The Committee (including its predecessors) selected these amounts at the time these executives were hired by the Company (or promoted to an executive position) based on its reasoned judgment, including considering prior practice within Adaptec, information gathered from outplacement companies and, for agreements entered into after the Committee retained Compensia in January 2007, severance data provided by Compensia.

Employment agreements for Ms. Dotz and Messrs. Noellert and Gupta have a three-year term. Employment agreements for Messrs. Sundaresh and Lowe do not have a term limit because they were given prior to term limit implementation by the Committee. Each of the employment agreements of Messrs. Sundaresh, Lowe, Noellert and Gupta and Ms. Dotz also allow for the granting of stock options and stock awards under the 2004 Equity Incentive Plan as deemed appropriate by Adaptec’s CEO and/or the Board of Directors. In addition, the employment agreement for Ms. Dotz provides for: (i) the payment of a $25,000 retention bonus on each of October 1, 2008 and April 1, 2009 if she is an active employee of the Company on those dates, (ii) an option to purchase 125,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date of grant, vesting with respect to 25% of the underlying shares on the first anniversary of Ms. Dotz’s hire date and with respect to the balance of the shares in equal quarterly installments over the following 36 months of service and (iii) a restricted stock award of 50,000 shares, 50% of which will vest on the first anniversary of her hire date and the remaining 50% of which will vest on the second anniversary of her hire date.

Change of Control

The change of control arrangements of our executive officers, also set forth in their employment agreements, are as follows:

If within one year of a change of control (1) there is a material reduction of the annual base and target incentive compensation specified in his or her employment agreement to which he or she does not consent, (2) there is a failure of Adaptec’s successor after a change of control to assume his or her employment agreement, (3) his or her employment is terminated without cause by Adaptec’s successor, (4) there is a substantial change in his or her position or responsibility or (5) his or her position relocates to more than 25 additional commute miles (one way) and he or she elects to be terminated, then he or she will receive, upon signing a separation agreement and general release: (a) a one-time payment equal to his or her then-current annual base pay for Messrs. Lowe, Noellert and Gupta (one and one-half times annual base pay in the case of Mr. Sundaresh and nine months of base pay for Ms. Dotz), (b) his or her then-current targeted bonus payout, (c) COBRA benefits for one year for Messrs. Sundaresh, Lowe, Noellert and Gupta (nine months in the case of Ms. Dotz), (d) outplacement services not to exceed $10,000 for Messrs. Sundaresh and Lowe ($5,000 in the case of Ms. Dotz and Messrs. Noellert and Gupta), and (e) accelerated vesting of his or her stock options and restricted stock awards as provided for under the 2004 Equity Incentive Plan. The Agreements do not provide for any tax gross-ups.

Under our 1990 Stock Plan, 1999 Stock Plan and our 2004 Equity Incentive Plan, in the event of a change in control, any awards outstanding upon the date of such change in control will have “single trigger” vesting accelerated as of the date of such change in control as to an additional 25% of the unvested shares subject to such awards. We no longer make awards under our 1990 and 1999 Stock Plans. As discussed more fully below, the Committee determined during fiscal 2009, effective for awards made after May 30, 2008, to no longer make awards that provide for “single trigger” acceleration. However, the Committee left unchanged a provision of the plan providing that, if within 12 months following a change in control, an employee is terminated by the successor employer for any reason (a “double trigger”), such employee’s awards outstanding upon such change in control that are not yet exercisable and vested on such date shall become 100% vested and exercisable.

The Committee eliminated the “single trigger” acceleration of vesting upon a change in control described above, effective for all awards after May 30, 2008. With this change and the three-year term limit, we believe our future executive severance and change of control practices are now more generally in line with those in place at other technology companies. We believe these change of control arrangements, the value of which are contingent on the value obtained in a change of control transaction, effectively create incentives for our executive team to build stockholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a significant component of each executive’s compensation. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that may appear to them to be less risky absent these arrangements. Except for the acceleration of a portion of the grants previously given to our executive officers as described above, our change of control arrangements for our executive officers are “double trigger,” meaning that acceleration of vesting does not occur upon a change of control unless the executive’s employment is terminated involuntarily (other than for cause) within 12 months following the transaction. We believe this structure strikes the appropriate balance between executive recruitment and retention, the needs of potential acquiring companies, who often place significant value on retaining an executive team, and our desire to contain the cost of any change in control to our shareholders.

Nonqualified Deferred Compensation

The Adaptec Deferred Compensation Plan was terminated in fiscal 2008 resulting in the distributions of funds held under the plan during fiscal 2008 to the named executive officers who participated in the plan.

Executive Compensation Tables

Summary Compensation Table

The following table provides information with respect to the compensation earned during fiscal 2007, 2008 and 2009 by our CEO, our CFO, and our two other highest paid executive officers who were serving as executive officers at the end of fiscal 2009, as well as one additional former executive officer who was serving as an executive officer at the end of fiscal 2009. We refer to these five executive officers as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)(2)		Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(3)		Total ($)
Subramanian “Sundi” Sundaresh	2009	$450,000	$—		$527,144	$268,673	$190,000		$—	$29,223		$1,465,040
Chief Executive Officer and	2008	$450,000	$—		$369,966	$228,098	$303,075		$29,927	$26,976		$1,408,042
President	2007	$450,000	$—		$90,981	$163,336	$180,000		$32,455	$27,004		$943,776

Mary L. Dotz	2009	$265,000	$50,000	(4)	$98,220	$50,065	$85,000		$—	$13,485		$561,770
Vice President and	2008	$1,020	$—		$—	$—	$—		$—	$49		$1,069
Chief Financial Officer	2007	$—	$—		$—	$—	$—		$—	$—		$—

Marcus D. Lowe	2009	$260,000	$—		$179,684	$91,075	$72,000		$—	$21,404		$624,163
Vice President of Marketing and	2008	$260,000	$130,000	(5)	$131,474	$80,740	$56,000		$—	$22,738		$680,952
Business Development	2007	$260,000	$—		$32,753	$89,889	$67,000		$—	$17,939		$467,581

Anil Gupta	2009	$156,000	$1,176,233	(6)	$79,652	$8,408	$—		$—	$269,319	(7)	$1,689,612
Former Vice President and	2008	$—	$—		$—	$—	$—		$—	$—		$—
General Manager of Storage	2007	$—	$—		$—	$—	$—		$—	$—		$—
Technology Products

John Noellert	2009	$217,000	$—		$115,919	$40,589	$77,800	(8)	$—	$20,975		$472,283
Vice President of Worldwide Sales	2008	$211,700	$103,333	(5)	$60,789	$25,760	$71,300	(8)	$—	$21,870		$494,752

(1)	The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate fair value recognized for fiscal 2009, 2008 and 2007 for financial statement reporting purposes pursuant to SFAS No. 123(R) of stock options and awards granted in those and prior fiscal years, with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. The assumptions used to calculate the value of option awards are set forth under Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as amended.

(2)	The amounts shown in this column represent payments made pursuant to the terms of our Adaptec Incentive Plan and, with respect to Mr. Sundaresh, also include a performance bonus of $112,500 for fiscal 2008 pursuant to the terms of his incentive performance agreement entered into on August 31, 2007. For more information regarding our Adaptec Incentive Plan, see “Compensation Discussion and Analysis.”

(3)	The amounts shown in this column consist of one or more of the following: health and life insurance premiums paid by Adaptec, an automobile allowance, matching contributions made to the officer’s 401(K) plan, medical reimbursement, financial planning services and employee stock purchase plan disqualifying dispositions and payout of vacation.

(4)	Consists of two $25,000 retention payments.

(5)	The amounts shown represent retention bonuses paid pursuant to the terms of retention agreements that we entered into with these executive officers on August 14, 2007.

(6)	Consists of a management liquidation pool of $1,119,757 and a special employee bonus pool of $56,476, which were established pursuant to the merger agreement by which we acquired Aristos.

(7)	Mr. Gupta was notified on March 31, 2009 that his employment with us terminated on April 10, 2009. As a result of this termination, Mr. Gupta received a severance payment of $231,565, a payment representing accrued vacation time of $26,840. The remaining $10,914 represents payments made for health and life insurances premiums and Mr. Gupta’s automobile allowance.

(8)	Mr. Noellert is not eligible to participate in the AIP, as his target bonus payment is tied to sales achievement. Amounts represent commissions paid to Mr. Noellert.

Grants of Plan-Based Awards

The following table provides certain information with respect to grants of awards made to the named executive officers during fiscal 2009. The table also provides information with regard to cash bonuses for fiscal 2009 under our performance-based, non-equity incentive plan to the named executive officers.

	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4)
Name		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
Subramanian “Sundi” Sundaresh	—	$—	$382,500	$765,000	—	—	—	—	—	$—	$—
	08/04/2008	$—	$—	$—	—	—	—	—	160,000	$3.78	$205,712
	08/04/2008	$—	$—	$—	—	—	—	75,000	—	$—	$283,425

Mary L. Dotz	—	$—	$132,500	$265,000	—	—	—	—	—	$—	$—
	08/04/2008	$—	$—	$—	—	—	—	—	50,000	$3.78	$64,285
	08/04/2008	$—	$—	$—	—	—	—	25,000	—	$—	$94,475

Marcus D. Lowe	—	$—	$130,000	$260,000	—	—	—	—	—	$—	$—
	08/04/2008	$—	$—	$—	—	—	—	—	40,000	$3.78	$51,428
	08/04/2008	$—	$—	$—	—	—	—	20,000	—	$—	$75,580

Anil Gupta(5)	—	$—	$133,793	$267,586	—	—	—	—	—	$—	$—
	09/04/2008	$—	$—	$—	—	—	—	—	40,000	$3.60	$55,104
	10/23/2008	$—	$—	$—	—	75,000	127,500	—	—	$—	$361,973

John Noellert	08/04/2008	$—	$—	$—	—	—	—	—	50,000	$3.78	$64,285
	08/04/2008	$—	$—	$—	—	—	—	25,000	—	$—	$94,475

(1)	Represents potential cash payments to be earned under the 2010 Adaptec Incentive Plan.

(2)	The awards granted to Mr. Sundaresh, Ms. Dotz, Mr. Lowe and Mr. Noellert vest with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(3)	The stock options granted to Mr. Sundaresh, Ms. Dotz, Mr. Lowe and Mr. Noellert vest with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(4)	The amounts reflect the value we determined for accounting purposes for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. The value of a stock award or option award is based on the fair value as of the grant date of such award determined pursuant to SFAS No. 123(R). For additional information on the valuation assumptions underlying the grant date fair value of these awards see Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2009.

(5)	Mr. Gupta’s employment with the Company terminated effective April 10, 2009 and all of his equity awards expired prior to any portion of such awards vesting.

Outstanding Equity Awards

The following table provides information with respect to each unexercised stock option and unvested restricted stock award held by the named executive officers as of March 31, 2009.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Subramanian “Sundi” Sundaresh	224,999	75,001	(2)	$3.65	05/23/2012	100,000	(3)	$240,000	—	—
	100,000	—		$3.45	09/19/2010	75,000	(4)	$180,000	—	—
	137,500	12,500	(5)	$4.24	06/14/2013	—		$—	—	—
	112,500	37,500	(6)	$4.48	11/13/2013	—		$—	—	—
	26,666	133,334	(7)	$3.78	08/04/2015	—		$—	—	—
Total	601,665	258,335				175,000		$420,000	—	—

Mary L. Dotz	31,250	93,750	(8)	$2.94	03/31/2015	25,000	(9)	$60,000	—	—
	8,332	41,668	(10)	$3.78	08/04/2015	25,000	(11)	$60,000	—	—
Total	39,582	135,418				50,000		$120,000	—	—

Marcus D. Lowe	70,000	30,000	(12)	$4.17	07/11/2012	35,000	(13)	$84,000	—	—
	80,000	—		$3.45	09/19/2010	20,000	(14)	$48,000	—	—
	45,832	4,168	(15)	$4.24	06/14/2013	—		$—	—	—
	37,500	12,500	(16)	$4.48	11/13/2013	—		$—	—	—
	6,666	33,334	(17)	$3.78	08/14/2015	—		$—	—	—
Total	239,998	80,002				55,000		$132,000	—	—

Anil Gupta(18)	40,000	—		$3.60	09/04/2015	—		$—	127,500	$306,000

John Noellert	16,250	8,750	(19)	$5.75	12/15/2012	25,000	(20)	$60,000	—	—
	13,750	1,250	(21)	$4.24	06/14/2013	25,000	(22)	$60,000	—	—
	5,250	1,750	(23)	$4.48	11/13/2013	—		$—	—	—
	8,332	41,668	(24)	$3.78	08/14/2015	—		$—	—	—
Total	43,582	53,418				50,000		$120,000	—	—

(1)	The market value of the shares of restricted stock that have not yet vested was calculated based on the closing trading price for our common stock on The NASDAQ Global Market on March 31, 2009 of $2.40 per share.

(2)	This option vested with respect to 20% of the underlying shares on May 23, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on May 23, 2010.

(3)	These shares of restricted stock vest on August 23, 2009.

(4)	These shares of restricted stock vest with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(5)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(6)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(7)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(8)	This option vests with respect to 25% of the underlying shares on March 31, 2009 and with respect to an additional 6.25% of the underlying shares at the end of each subsequent three-month period such that the options will be fully vested on March 31, 2012.

(9)	These shares of restricted stock will vest on March 31, 2010.

(10)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(11)	These shares of restricted stock vest with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(12)	This option vested with respect to 20% of the underlying shares on July 11, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on July 11, 2010.

(13)	These shares of restricted stock will vest on August 23, 2009.

(14)	These shares of restricted stock vest with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(15)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(16)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(17)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

(18)	The employment of Mr. Gupta with Adaptec terminated on April 10, 2009. In connection with his termination, all of his unexercisable stock options have terminated, his exercisable options will expire, if not exercised, by their expiration date, and all of his unvested shares of restricted stock have been forfeited.

(19)	This option vested with respect to 20% of the underlying shares on December 15, 2006 and vests with respect to an additional 5% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on December 15, 2010.

(20)	These shares of restricted stock will vest on August 23, 2009.

(21)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on June 14, 2009.

(22)	These shares of restricted stock vest with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010.

(23)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on November 13, 2009.

(24)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011.

Option Exercises and Stock Vested

The following table provides information regarding restricted stock awards held by the named executive officers that vested during the year ended March 31, 2009. None of the named executive officers exercised any stock options during fiscal 2009.

	Stock Awards
Name	Number of Shares Acquired On Vesting ($)		Value Realized On Vesting(11)
Subramanian “Sundi” Sundaresh	25,000	(1)	$82,500
	100,000	(2)	$383,000
	25,000	(3)	$75,250

Mary L. Dotz	25,000	(4)	$60,000

Marcus D. Lowe	9,000	(5)	$29,700
	35,000	(6)	$134,500
	9,000	(7)	$27,090

Anil Gupta	—		$—

John Noellert	3,000	(8)	$9,900
	25,000	(9)	$95,750
	1,750	(10)	$5,268

(1)	On June 16, 2008, the shares of restricted stock vested. However, we retained 8,935 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received 16,065 shares.

(2)	On August 25, 2008, the shares of restricted stock vested. However, we retained 35,741 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received 64,259 shares.

(3)	On November 13, 2008, the shares of restricted stock vested. However, we retained 8,935 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received 16,065 shares.

(4)	On March 31, 2009, the shares of restricted stock vested. However, we retained 9,263 of the shares to satisfy the income tax obligations of Ms. Dotz. As a result she received 15,737 shares.

(5)	On June 16, 2008, the shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received 5,783 shares.

(6)	On August 25, 2008, the shares of restricted stock vested. However, we retained 12,510 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received 22,490 shares.

(7)	On November 13, 2008, the shares of restricted stock vested. However, we retained 3,217 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result he received 5,783 shares.

(8)	On June 16, 2008, the shares of restricted stock vested. However, we retained 794 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result he received 2,206 shares.

(9)	On August 25, 2008, the shares of restricted stock vested. However, we retained 6,611 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result he received 18,389 shares.

(10)	On November 13, 2008, the shares of restricted stock vested. However, we retained 463 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result he received 1,287 shares.

(11)	The closing price of our common stock on The NASDAQ Global Market was $3.30 on June 16, 2008, $3.83 on August 25, 2008, $3.01 on November 13, 2008 and $2.40 on March 31, 2009.

Potential Payments upon Termination or Change in Control

The following table describes the potential payments and benefits upon termination of our named executive officers’ employment before or after a change in control of Adaptec, calculated as if each officer’s employment terminated as of March 31, 2009. For purposes of valuing the severance and vacation payout payments in the table below, we used each officer’s base salary rate in effect on March 31, 2009, and the number of accrued but unused vacation days on March 31, 2009.

Name	Benefits	Termination without Cause prior to Change in Control	Change in Control	Termination without Cause or a Constructive Termination within One Year after a Change in Control(1)
Subramanian “Sundi” Sundaresh	Severance	$467,308	$—	$675,000
	Bonus	$—	$—	$382,500
	Equity Acceleration(2)	$—	$120,000	$300,000
	Cobra Premium(3)	$17,492	$—	$17,492
	Vacation Payout	$45,798	$—	$45,798
	Perquisites(4)	$10,000	$—	$10,000
	Total Value	$540,598	$120,000	$1,430,790

Mary L. Dotz	Severance	$198,750	$—	$198,750
	Bonus	$—	$—	$132,500
	Equity Acceleration(2)	$—	$30,000	$90,000
	Cobra Premium(3)	$4,329	$—	$4,329
	Vacation Payout	$5,124	$—	$5,124
	Perquisites(4)	$5,000	$—	$5,000
	Total Value	$213,203	$30,000	$435,703

Marcus D. Lowe	Severance	$200,000	$—	$260,000
	Bonus	$—	$—	$130,000
	Equity Acceleration(2)	$—	$42,000	$90,000
	Cobra Premium(3)	$4,329	$—	$5,772
	Vacation Payout	$37,924	$—	$37,924
	Perquisites(4)	$10,000	$—	$10,000
	Total Value	$252,253	$42,000	$533,696

Anil Gupta(5)	Severance	$231,565	$—	$267,586
	Bonus	$—	$—	$133,793
	Equity Acceleration(2)	$—	$—	$180,000
	Cobra Premium(3)	$13,119	$—	$13,119
	Vacation Payout	$26,840	$—	$26,840
	Perquisites(4)	$5,000	$—	$5,000
	Total Value	$276,524	$—	$626,338

John Noellert	Severance	$238,462	$—	$310,000
	Bonus	$—	$—	$—
	Equity Acceleration(2)	$—	$30,000	$90,000
	Cobra Premium(3)	$13,119	$—	$17,492
	Vacation Payout	$12,691	$—	$12,691
	Perquisites(4)	$5,000	$—	$5,000
	Total Value	$269,272	$30,000	$435,183

(1)

A “constructive termination” event is (1) a material reduction of the annual base and target incentive compensation specified in the officer’s employment agreement to which he does not consent, (2) a failure of

Adaptec’s successor after a change of control to assume the officer’s employment agreement, (3) a substantial change in the officer’s position or responsibility or (4) the officer’s position relocates to more than 25 additional commute miles (one way).

(2)	Under our 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, in the event of a Change in Control, any awards outstanding upon the date of such Change in Control will have their “single trigger” vesting accelerated as of the date of such Change in Control as to an additional 25% of the shares subject to such awards. As discussed in “Compensation Discussion and Analysis,” equity awards granted subsequent to May 30, 2008 will not contain this “single trigger” acceleration. However, if within 12 months following a Change in Control, an employee is terminated by the successor employer for any reason (a “double trigger”), such employee’s outstanding awards that are not yet exercisable and vested on the date of such Change in Control shall become 100% vested and exercisable. The value of the equity acceleration was calculated based on the assumption that the change in control occurred and the officer’s employment terminated on March 31, 2009, and that the fair market value per share of our common stock on that date was $2.40, which was the closing trading price of our common stock on The NASDAQ Global Market on March 31, 2009. The value of option vesting acceleration was calculated by multiplying the number of unvested shares subject to acceleration by the difference between $2.40 and the exercise price per share of the accelerated option. The value of stock vesting acceleration was calculated by multiplying the number of unvested shares by $2.40.

(3)	COBRA payout amounts are estimated based on the monthly premium.

(4)	Perquisites consist of outplacement services through the use of a company or consultant in an amount not to exceed to the values shown in the table.

(5)	Mr. Gupta is no longer our employee. Vacation amounts reflect payments received upon termination. There is no potential additional payout due to a change in control.

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

Effective September 4, 2009, the Board of Directors confirmed the appointment of Joseph S. Kennedy as Chairman of the Board and approved his full duties and compensation. Mr. Kennedy will collaborate with and assist management, on behalf of the Board, in connection with development of the Company’s financial and operating plan and the Company’s strategic and product plans. Mr. Kennedy will also review and evaluate, on behalf of the Board, the functioning and capabilities of the Company’s management team and the Company’s operations, and perform the duties normally incident to the role of Chairman. Mr. Kennedy will receive $8,000 per month as Chairman of the Board, which amount will be reviewed by the Board on a quarterly basis and is in addition to compensation Mr. Kennedy receives as a member of the Board and the Governance and Nominating Committee of the Board.

Cash Compensation

In fiscal year 2009, our non-employee directors received (1) an annual cash retainer of $26,000 paid at the rate of $6,500 per fiscal quarter, (2) a per-meeting fee of $3,000 for each Board meeting attended (either in person or by telephone); however, the Chairperson of the Board may designate a given meeting as a $2,000-reduced-fee meeting and (3) a per-meeting retainer of $1,200 for each Board committee meeting attended that the Chairperson of the committee designates a formal meeting. In addition, (1) the Chairman of the Board was entitled to receive an annual retainer of $10,000 and (2) the chairmen of the Audit, Compensation and Governance and Nominating Committees were entitled to receive an annual retainer of $10,000, $7,000 and $4,500, respectively, and other members of such committees receive one-half of the retainer that the Chairman of such committee receives. The Board retainer and all Board and committee meeting fees are paid quarterly. Board Chairman and committee cash retainers are paid annually, at the end of the fiscal year, and are prorated in the event of partial-year service.

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

In May 2009, the Board of Directors formed a committee consisting of Messrs. Castor, Kennedy and Ruisi to review and explore the strategic alternatives of the Company, the Strategic Committee. Subsequently, Mr. Howard was added to the Strategic Committee. Compensation for participation in the Strategic Committee has yet to be determined.

Equity Compensation

Our 2006 Director Plan is a “discretionary” plan and does not provide for automatic granting of options and other equity awards to our non-employee directors. Instead, our Board of Directors approves equity awards under that plan. Our compensation program practice for non-employee directors provided for an initial award of options to purchase 32,500 shares of our common stock and 16,250 shares of restricted stock upon becoming a member of our Board of Directors; the option grant and restricted stock vests 33% on the one-year anniversary of service with our Company and quarterly thereafter and are fully vested at the end of three years. Continuing directors received annual awards of options to purchase 12,500 shares of our common stock that vest quarterly over one year and 6,250 shares of restricted stock that fully vest on the earlier of 12 months from the date of grant or the next annual shareholders meeting.

In May 2009, the Board agreed to change the annual equity award for continuing directors to grants of options to purchase 12,500 shares of our common stock that vest quarterly over one year (and will vest in full at the next annual shareholder meeting if not already fully vested) and 12,500 shares of restricted stock which fully vest on the earlier of the next annual shareholders meeting or 12 months after the date of grant. This change will be effective at the shareholders meeting in 2009. The initial grant for new directors remains unchanged, and is described above.

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

	Equity Awards(7)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Total ($)
Jon S. Castor	$91,100	$17,276	(2)	$23,863	(4)	$132,239
Jack L. Howard	$68,150	$6,184	(2)	$4,592	(4)	$78,926
Joseph S. Kennedy	$64,825	$17,276	(2)	$10,750	(4)	$92,851
Robert J. Loarie	$70,600	$17,276	(2)	$10,750	(4)	$98,626
D. Scott Mercer(6)	$41,088	$8,636		$4,334		$54,058
John Mutch	$78,000	$24,794	(2)	$17,821	(4)	$120,615
John J. Quicke	$70,900	$6,184	(2)	$4,592	(4)	$81,676
Lawrence J. Ruisi	$30,100	$5,359	(3)	$3,670	(5)	$39,129
Douglas E. Van Houweling	$62,900	$17,276	(2)	$10,750	(4)	$90,926

(1)	These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for fiscal 2009 in accordance with SFAS No. 123(R) of stock awards and options granted in 2009 and prior fiscal years, with the exception that estimated forfeitures related to service-based vesting were disregarded in calculating these amounts. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2009.

(2)	We awarded each of Mr. Castor, Mr. Howard, Mr. Kennedy, Mr. Loarie, Mr. Mutch, Mr. Quicke and Mr. Van Houweling, 6,250 shares of restricted stock on October 23, 2008. Messrs. Castor, Kennedy, Loarie and Van Houweling were each awarded an additional 2,483 shares of restricted stock on October 23, 2008. These awards will become fully vested on the earlier of October 23, 2009 or the date of the 2009 Annual Meeting of Stockholders. The full grant date fair value for each of the awards of 6,250 shares was $17,744 and for each award of 2,483 shares, was $7,049, or $2.84 per share, computed in accordance with SFAS No. 123(R).

(3)	We awarded Mr. Ruisi 16,250 shares of restricted stock on October 23, 2008. This award shall vest with respect to 33.33% of the shares on the first anniversary of the grant date, and with respect to 8.33% of the shares quarterly thereafter. The total grant date fair value for this award, computed in accordance with SFAS No. 123(R), was $46,134, or $2.84 per share.

(4)	We granted each of Mr. Castor, Mr. Howard, Mr. Kennedy, Mr. Loarie, Mr. Mutch, Mr. Quicke and Mr. Van Houweling options to purchase 12,500 shares of our common stock on October 23, 2008. Messrs. Castor, Kennedy, Loarie and Van Houweling were each granted additional options to purchase 4,966 shares of our common stock on October 23, 2008. These options vested with respect to 25% of the shares covered by the option on a quarterly basis (with the first vesting date being January 23, 2009) such that the options will become fully vested on the earlier of October 23, 2009 or the date of the 2009 Annual Meeting of Stockholders. The full grant date fair value for each of the awards of options to purchase 12,500 shares was $11,031, and for each of the awards of options to purchase 4,966 shares, was $4,383, or $0.88 per share, computed in accordance with SFAS No. 123(R).

(5)	We granted Mr. Ruisi an option to purchase 32,500 shares of our common stock on October 23, 2008. This option shall vest with respect to 33.33% of the shares covered by the option on the first anniversary of the grant date and with respect to 8.33% of the shares covered by the option quarterly thereafter. The total grant date fair value for this option, computed in accordance with SFAS No. 123(R), was $31,593, or $0.97 per share.

(6)	Mr. Mercer did not stand for re-election at our Annual Meeting of Stockholders held on October 23, 2008.

(7)	The following table sets forth the number of shares of restricted stock or restricted stock units and the number of shares underlying stock options held by each of the non-employee directors at the end of fiscal 2009.

Name	Shares of Restricted Stock or Restricted Stock Unit Awards	Number of Shares Subject to Options
Jon S. Castor	8,733	62,466
Jack L. Howard	6,250	45,000
Joseph S. Kennedy	8,733	144,966
Robert J. Loarie	8,733	149,966
John Mutch	15,729	45,000
John J. Quicke	6,250	45,000
Lawrence J. Ruisi	16,250	32,500
Douglas E. Van Houweling	8,733	144,966

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Jon S. Castor (Chairman), Robert J. Loarie and John J. Quicke. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Adaptec’s Board of Directors or Compensation Committee.

Compensation Committee Report1

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended March 31, 2009.

THE COMPENSATION COMMITTEE

Jon S. Castor, Chair

Robert J. Loarie

John J. Quicke

[1]

The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, expect to the extent specifically incorporated by referenced therein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of our common stock as of May 19, 2009 by (a) each beneficial owner of 5% or more of our outstanding common stock known to us, (b) each of our directors and our director nominee, (c) each of our “named executive officers” listed in the Summary Compensation Table above and (d) all of our current directors and executive officers as a group.

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

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after May 19, 2009, including through the exercise of any equity award. The “Percentage of Shares” column treats as outstanding all shares underlying equity awards held by the stockholder, but not shares underlying equity awards held by other stockholders.

	Adaptec Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares(1)	Percentage of Shares Outstanding
Directors, Director Nominee and Named Executive Officers:
Jon S. Castor	76,841	*
Jack L. Howard	12,500	*
Joseph S. Kennedy	157,466	*
Robert J. Loarie(2)	195,070	*
John Mutch	44,999	*
John J. Quicke	12,500	*
Lawrence J. Ruisi	16,250	*
Douglas E. Van Houweling	157,466	*
Subramanian “Sundi” Sundaresh	988,516	*
Mary L. Dotz	127,298	*
Marcus D. Lowe	350,917	*
Anil Gupta	500	*
John Noellert	141,984	*
Directors and executive officers as a group (13 persons)	2,282,307	1.89%

5% Stockholders:
Steel Partners II(3)	23,171,338	19.20%
Dimensional Fund Advisors, L.P.(4)	10,411,270	8.63%
Barclays Global Investors UK Holdings Limited(5)	9,262,500	7.67%
Renaissance Technologies LLC(6)	8,541,200	7.08%

*	Less than 1% ownership.

(1)	Includes the following shares that may be acquired upon exercise of stock options granted under our stock option plans within 60 days after May 19, 2009, and the following shares of restricted stock that had not vested as of May 19, 2009:

Name	Number of Shares Subject to Options	Shares of Restricted Stock
Jon S. Castor	45,608	8,733
Jack L. Howard	6,250	6,250
Joseph S. Kennedy	136,233	8,733
Robert J. Loarie(2)	126,233	8,733
John Mutch	22,499	15,729
John J. Quicke	6,250	6,250
Lawrence J. Ruisi	—	16,250
Douglas E. Van Houweling	136,233	8,733
Subramanian “Sundi” Sundaresh	654,998	175,000
Mary L. Dotz	51,561	50,000
Marcus D. Lowe	261,665	55,000
Anil Gupta	—	—
John Noellert	50,832	50,000
Directors and executive officers as a group (13 persons)	1,498,362	409,411

(2)	Includes 60,104 shares held in the name of a trust for the benefit of Mr. Loarie and his family, of which Mr. Loarie is trustee.

(3)

Steel Partners II has sole voting and dispositive power over all of the shares. Steel Partners II GP LLC (“Steel GP LLC”) is the general partner of Steel Partners II. Steel Partners II Master Fund L.P. (“Steel Master”) and Web L.P. are the sole limited partners of Steel Partners II. Steel Partners is the investment manager of Steel Partners II and Steel Master. Warren G. Lichtenstein is the manager of Steel Partners and the managing member of Steel GP LLC. By virtue of his positions with Steel Partners and Steel GP LLC, Mr. Lichtenstein has the power to vote and dispose of all of the shares beneficially owned by Steel Partners II. Steel Partners II’s address is 590 Madison Avenue, 32nd Floor, New York, New York 10022. All information regarding Steel Partners II is based solely upon the Form 3 filed by it with the SEC on January 6, 2009.

(4)	Dimensional Fund Advisors, L.P. (“Dimensional”) reported that it has sole voting power with respect to 10,034,633 shares and sole dispositive power with respect to 10,411,270 of the shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are collectively referred to as the “Funds”). All of the shares are owned of record by the Funds. Dimensional’s address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. All information regarding Dimensional is based solely upon its Schedule 13F-HR filed by it with the SEC on May 8, 2009.

(5)	Barclays Global Investors UK Holdings Limited reported that it had sole voting power with respect to 8,674,556 shares and sole dispositive power with respect to 9,262,500 shares. The address of Barclays Global Investors UK Holdings Limited is 1 Churchill Place Canary Wharf, London, England E14 5HP. All information regarding these entities is based solely upon the Schedule 13F-HR filed by them with the SEC on May 14, 2009.

(6)

Renaissance Technologies LLC (“Renaissance”) reported that it had sole voting power and dispositive power with respect to all of the shares. Renaissance’s address is 800 Third Avenue, 33rd floor, New York, New York 10022. All information regarding Renaissance is based solely upon the Schedule 13F-HR filed by it with the SEC on May 14, 2009.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2009 regarding equity awards under our 2004 Equity Incentive Plan, Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan, Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan, 2000 Nonstatutory Stock Option Plan, 1999 Stock Plan, 1990 Stock Plan, Stargate Solutions Inc. 1999 Incentive Stock Plan, Eurologic Systems Group Limited 1998 Share Option Plan, 2006 Director Option Plan, 2000 Director Option Plan, 1990 Directors’ Option Plan, and any amendments to such plans:

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,510,564	$3.40	16,862,821	(1)
Equity compensation plans not approved by security holders(2)	42,382	$6.50	—

Total	7,552,946	$3.71	16,862,821

(1)	Of these shares, 15,542,617 shares are available for issuance under our 2004 Equity Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units, and 1,320,204 shares remain available for issuance under our 2006 Director Plan. Of the shares available for issuance under our 2006 Director Plan, a maximum of 600,000 shares in the aggregate may be issued as restricted stock or restricted stock units.

(2)	Includes options to purchase 1,232,491 shares of our common stock issued under the Snap Appliance and Broadband Storage stock option plans that we assumed in connection with the acquisition of Snap Appliance in July 2004, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,232,491 shares, options to purchase 2,119 shares of our common stock were outstanding at March 31, 2009, having a weighted average exercise price of $2.83. Also includes options to purchase 2,336,037 shares of our common stock issued under the Stargate Solutions stock option plan that we assumed in connection with the acquisition of Platys Communications in August 2001, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 2,336,037 shares, options to purchase 29,727 shares of our common stock were outstanding at March 31, 2009, having a weighted average exercise price of $0.20 per share. Also includes options to purchase 498,789 shares of our common stock issued under the Eurologic stock option plan that we assumed in April 2003 in connection with the acquisition of Eurologic Systems Group Ltd., after giving effect to the exchange ratio for such acquisition. Of these options to purchase 498,789 shares, options to purchase 10,536 shares of our common stock were outstanding at March 31, 2009, having a weighted average exercise price of $6.70 per share. No further awards will be made under any of the assumed stock option plans described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Related Party Transactions Policy and Procedures

Any related party transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Compensation Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or another independent body of the Board of Directors. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related party transactions, each year, we require our directors and executive officers to complete questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the Nominating and Governance Committee of our Board of Directors determines, on an annual basis, which members of our Board of Directors meet the definition of “independent director,” as defined in the rules of The NASDAQ Stock Market, and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Certain Related Party Transactions

Settlement Agreement with Steel Partners

On October 26, 2007, we entered into a Settlement Agreement (the “Settlement Agreement”) with Steel Partners and Steel Partners II (collectively, “Steel”) to end the election contest that was to occur at our 2007 Annual Meeting of Stockholders. Steel Partners, our largest stockholder, beneficially owns approximately 19% of our common stock as of May 19, 2009.

Pursuant to the Settlement Agreement, we agreed:

•	To increase the size of our Board of Directors from eight to nine members prior to the 2007 Annual Meeting of Stockholders;

•	That Judith M. O’Brien and Charles J. Robel would not stand for re-election at the 2007 Annual Meeting of Stockholders;

•

To nominate, recommend, support and solicit proxies for each of Jack L. Howard, John J. Quicke and John Mutch (collectively, the “Steel Nominees”) for election to our Board of Directors at the 2007 Annual Meeting of Stockholders;

•

Following the election of the Steel Nominees to our Board of Directors at the 2007 Annual Meeting, of Stockholders to appoint John Mutch to our Audit Committee, John J. Quicke to our Compensation Committee and Jack L. Howard to our Nominating and Governance Committee;

•	In the event of a vacancy of a Steel Nominee prior to our 2008 Annual Meeting of Stockholders, to allow Steel Partners to designate another person to our Board of Directors to fill the vacancy;

•	To appoint a Steel Nominee to any committee of our board of directors, if established in the future;

•	That during the period from the date of the 2007 Annual Meeting of Stockholders to the date of our 2008 Annual Meeting of Stockholders, the size of our Board of Directors will not exceed nine members;

•

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

•

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

•	To reimburse Steel up to $50,000 for expenses that it incurred in connection with its activities relating to the 2007 Annual Meeting of Stockholders, including the Settlement Agreement.

Pursuant to the Settlement Agreement, Steel agreed:

•

To be present at the 2007 Annual Meeting of Stockholders and to vote all of the shares of our common stock that it beneficially owns at the 2007 Annual Meeting of Stockholders in favor of the election of each of our incumbent directors; and

•

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

In December 2007, we held our 2007 Annual Meeting of Stockholders, at which our stockholders elected nine directors to our Board of Directors, including each of the Steel Nominees. Mr. Howard is the President of Steel Partners and Mr. Quicke is a Managing Director and operating partner of Steel Partners. Steel represented to us in the Settlement Agreement that Mr. Howard and Mr. Quicke may be deemed to be affiliates of Steel Partners II under the rules of the Exchange Act, but that Mr. Mutch was not an affiliate of Steel Partners II. Following our 2007 Annual Meeting of Stockholders, Mr. Quicke was appointed to our Compensation Committee, Mr. Howard was appointed to our Nominating and Governance Committee and Mr. Mutch was appointed to our Audit Committee. We have compensated each of the Steel Nominees with equity awards or equity-based awards as described under the caption “Director Compensation.”

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

Other than as set forth in this section and the compensation arrangements set forth under the caption “Executive Compensation,” since April 1, 2008 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Independent Directors

Our Chief Executive Officer, Subramanian “Sundi” Sundaresh, is a member of our Board of Directors. Each of our current non-employee directors, Jon S. Castor, Jack L. Howard, Joseph S. Kennedy, Robert J. Loarie, John Mutch, John J. Quicke, Lawrence J. Ruisi and Douglas E. Van Houweling qualifies as “independent” in accordance with the rules of The NASDAQ Stock Market. Our former director, D. Scott Mercer, who did not seek re-election at our 2008 Annual Meeting of Stockholders, also, during his directorship, qualified as

“independent” in accordance with the rules of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, including that a director may not be our employee and that the director has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director’s independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents information regarding the fees estimated and billed by PricewaterhouseCoopers LLP and affiliated entities (collectively “PricewaterhouseCoopers”) for our 2009 and 2008 fiscal years.

	For the Fiscal Year Ended March 31,
Nature of Services	2009	2008
Audit Fees	$1,377,000	$1,692,000
Audit-Related Fees	53,000	182,000
Tax Fees	174,000	153,000
All Other Fees	—	—

Total Fees	$1,604,000	$2,027,000

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

All Other Fees.    PricewaterhouseCoopers did not provide any such products or services to us during fiscal 2009 and 2008.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board, subject to a de minimis exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect. In the 2009 and 2008 fiscal years, the Audit Committee followed SEC guidelines in approving all services rendered by PricewaterhouseCoopers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

Date: October 7, 2009	/s/ SUBRAMANIAN SUNDARESH
Subramanian Sundaresh
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K/A
		Form	File Number	Exhibit	File Date
2.1	Asset Purchase Agreement between International Business Machines Corporation and the Registrant.	10-K	000-15071	10.22	06/24/02

2.2	Asset Purchase Agreement, dated September 30, 2005, by and between the Registrant and International Business Machines Corporation	8-K	000-15071	2.01	10/06/05

2.3	Asset Purchase and Sale Agreement, dated as of December 23, 2005, by and among Adaptec Manufacturing (s) Pte. Ltd., Sanmina-SCI Corporation and Sanmina-SCI Systems Singapore Pte. Ltd.	10-Q	000-15071	10.2	02/07/06

2.4*	Asset Purchase and Sale Agreement, dated as of January 31, 2006, by and among the Registrant, Sanmina-SCI Corporation and Sanmina-SCI USA, Inc.	10-K	000-15071	10.49	06/14/06

2.5	Asset Purchase Agreement, dated June 27, 2008, by and between Overland Storage, Inc. and the Registrant	8-K	000-15071	2.01	07/03/08

2.6	Agreement and Plan of Merger, dated as of August 27, 2008, by and among the Registrant., Ariel Acquisition Corp., Aristos Logic Corporation and TPG Ventures, L.P., as representative of certain former stockholders of Aristos Logic Corporation	8-K	000-15071	2.1	09/03/08

3.1	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98

3.2	Amended and Restated Bylaws of the Company. effective May 6, 2009	8-K	000-15701	3.1	05/12/09

4.1	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04

4.2	Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04

4.3	Registration Rights Agreement, dated as of December 22, 2003, by and among the Registrant, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC.	10-Q	000-15071	4.03	02/09/04

4.4	Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04

4.5	Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/02/04

4.6	Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/02/04

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K/A
		Form	File Number	Exhibit	File Date

	Employment Agreements, Offer Letters and Separation Agreements

10.1†	Executive Employment Agreement of Subramanian “Sundi” Sundaresh, effective as of August 14, 2007.	10-Q	000-15071	10.1	11/06/07

10.2†	Offer Letter and Executive Employment Agreement between the Registrant and Mary L. Dotz, dated March 31, 2008	8-K	000-15071	99.02	03/31/08

10.3†	Executive Employment Agreement of Marcus Lowe, effective August 21, 2007	10-Q	000-15071	10.4	11/06/07

10.4†	Employment Agreement of Mr. John Noellert, effective as of August 14, 2007	8-K	000-15071	10.1	10/30/08

10.5†	Employment Agreement of Mr. Anil Gupta, effective as of September 3, 2008	8-K	000-15071	10.2	10/30/08

10.6†	Separation Agreement of Anil Gupta, effective March 31, 2009	8-K	000-15071	10.1	04/03/09

10.7†	Separation Agreement of Manoj Goyal, effective April 21, 2008	8-K	000-15071	10.01	04/23/08

10.8†	Separation Agreement of Stephen Terlizzi, effective January 28, 2008	10K/A	000-15071	10.36	06/16/08

10.9†	Separation Agreement of Russell Johnson, effective September 22, 2007	10-Q	000-15071	10.11	11/06/07

10.10†	Offer Letter between the Company and Jon S. Castor, dated July 17, 2006	8-K	000-15071	99.02	07/20/06

	Stock Plans and Related Forms

10.11†	1990 Stock Plan, as amended.	SC TO-I	005-38119	99.(d)(1)	05/22/01

10.12†	Forms of Stock Option Agreement, Tandem Stock Option/SAR Agreement, Restricted Stock Purchase Agreement, Stock Appreciation Rights Agreement, and Incentive Stock Rights Agreement for use in connection with the 1990 Stock Plan, as amended.	10-K	000-15071	(B)	(B)

10.13†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01

10.14†	2000 Non-statutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01

10.15†	1990 Directors’ Option Plan and forms of Stock Option Agreement, as amended.	10-K	000-15071	10.6	06/29/99

10.16†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00

10.17†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	DEF 14A	000-15071	A	09/08/08

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K/A
		Form	File Number	Exhibit	File Date
10.18†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04

10.19†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04

10.20†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04

10.21†	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	07/28/06

10.22†	Restricted Stock Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.02	02/11/08

10.23†	Stock Option Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.01	02/11/08

10.24†	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.03	02/11/08

10.25†	Restricted Stock Unit Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.04	02/11/08

10.26†	Stargate Solutions, Inc. 1999 Incentive Stock Plan	S-8	333-69116	4.03	09/07/01

10.27†	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03

10.28†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04

10.29†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04

	Other Compensatory Plans

10.30†	Registrant’s Savings and Retirement Plan.	10-K	000-15071	(A)	(A)

10.31†	Second Amendment to the Registrant’s Savings and Retirement Plan.	10-K	000-15071	10.02	06/14/04

10.32†	Third Amendment to the Registrant’s Savings and Retirement Plan.	10-K	000-15071	10.03	06/14/05

10.33†	Fourth Amendment to the Registrant’s Savings and Retirement Plan.	10-K	000-15071	10.33	6/4/09

10.34†	Fifth Amendment to the Registrant’s Savings and Retirement Plan.	10-K	000-15071	10.34	6/4/09

10.35†	Sixth Amendment to the Registrant’s Savings and Retirement Plan.	10-K	000-15071	10.35	6/4/09

10.36†	Non-Employee Director Compensation Policy, as amended	10-Q	000-15071	10.1	11/08/06

10.37†	Non-Employee Director Compensation Policy, as amended effective April 1, 2009	10-K	000-15071	10.37	6/4/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K/A
		Form	File Number	Exhibit	File Date
10.38†	2005 Deferred Compensation Plan	10-Q	000-15071	10.01	11/07/05

10.39†	Fiscal 2008 Adaptec Incentive Plan	8-K	000-15071	99.1	04/20/07

10.40†	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07

	Other Material Agreements

10.41	Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04

10.42*	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06

10.43*	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06

10.44	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10K/A	000-15071	10.37	06/16/08

10.45^	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-K	000-15071	10.45	6/4/09

10.46	Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07

21.1	Subsidiaries of Registrant	10-K	000-15071	21.1	6/4/09

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	10-K	000-15071	10.33	6/4/09

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

(A)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1987.

(B)	Incorporated by reference to exhibits filed with Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of said form.

*	Confidential treatment has been granted for portions of this agreement.

^	Confidential treatment has been requested for portions of this agreement.