Form 10-Q
period 2009-10-02
ADAPTEC INC
filed 2009-11-02
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009 or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Adaptec’s common stock outstanding as of October 29, 2009 was 120,473,465.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(in thousands, except per share amounts)
Net revenues	$18,442	$31,655	$40,180	$63,158
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	10,279	18,326	21,914	35,147

Gross profit	8,163	13,329	18,266	28,011

Operating expenses:
Research and development	7,195	4,863	14,749	10,766
Selling, marketing and administrative	7,926	8,753	14,561	18,250
Amortization of acquisition-related intangible assets	325	108	650	108
Restructuring charges (credits)	(92)	1,402	57	3,239

Total operating expenses	15,354	15,126	30,017	32,363

Loss from continuing operations	(7,191)	(1,797)	(11,751)	(4,352)
Interest and other income, net	2,364	6,242	5,011	11,504
Interest expense	(1)	(476)	(5)	(1,317)

Income (loss) from continuing operations before income taxes	(4,828)	3,969	(6,745)	5,835
Benefit from (provision for) income taxes	737	(657)	2,808	(2,570)

Income (loss) from continuing operations, net of taxes	(4,091)	3,312	(3,937)	3,265

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	—	—	—	(734)
Gain on disposal of discontinued operations, net of taxes	318	—	758	5,794

Income from discontinued operations, net of taxes	318	—	758	5,060

Net income (loss)	$(3,773)	$3,312	$(3,179)	$8,325

Income (loss) per share:
Basic
Continuing operations	$(0.03)	$0.03	$(0.03)	$0.03
Discontinued operations	$0.00	$—	$0.01	$0.04
Net income (loss)	$(0.03)	$0.03	$(0.03)	$0.07
Diluted
Continuing operations	$(0.03)	$0.02	$(0.03)	$0.02
Discontinued operations	$0.00	$—	$0.01	$0.04
Net income (loss)	$(0.03)	$0.02	$(0.03)	$0.06

Shares used in computing income (loss) per share:
Basic	118,961	119,682	119,122	119,437
Diluted	118,961	134,594	119,122	137,038

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 2, 2009	March 31, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$90,307	$111,724
Marketable securities	295,280	264,868
Accounts receivable, net	7,718	11,735
Inventories	2,913	4,095
Prepaid expenses and other current assets	13,429	17,050

Total current assets	409,647	409,472
Property and equipment, net	11,189	11,664
Other intangible assets, net	18,851	19,748
Other long-term assets	6,462	9,223

Total assets	$446,149	$450,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,328	$10,528
Accrued and other liabilities	14,448	13,251
3/4% Convertible Senior Subordinated Notes	414	474

Total current liabilities	23,190	24,253
Other long-term liabilities	6,068	7,310
Deferred income taxes	6,495	7,664

Total liabilities	35,753	39,227

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	119	120
Additional paid-in capital	199,735	200,293
Accumulated other comprehensive income, net of taxes	6,218	2,964
Retained earnings	204,324	207,503

Total stockholders’ equity	410,396	410,880

Total liabilities and stockholders’ equity	$446,149	$450,107

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six-Month Period Ended
	October 2, 2009	September 26, 2008
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(3,179)	$8,325
Less: income from discontinued operations, net of taxes	758	5,060

Income (loss) from continuing operations, net of taxes	(3,937)	3,265
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by operating activities:
Stock-based compensation expense	2,202	1,167
Inventory-related charges (credit)	(277)	468
Depreciation and amortization	4,822	2,989
Gain on extinguishment of debt	—	(1,283)
Other non-cash items	11	60
Changes in assets and liabilities, net of effects from the purchase of Aristos Logic Corporation	6,210	6,646

Net Cash Provided by Operating Activities of Continuing Operations	9,031	13,312
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	758	(151)

Net Cash Provided by Operating Activities	9,789	13,161

Cash Flows From Investing Activities:
Purchase of Aristos Logic Corporation, net of cash acquired	—	(38,005)
Purchases of other intangible assets	(702)	—
Purchases of property and equipment	(346)	(218)
Purchases of marketable securities	(121,779)	(162,567)
Sales of marketable securities	64,058	190,118
Maturities of marketable securities	28,294	40,578
Maturities of restricted marketable securities	—	844

Net Cash Provided by (Used in) Investing Activities of Continuing Operations	(30,475)	30,750
Net Cash Provided by Investing Activities of Discontinued Operations	—	776

Net Cash Flow Provided by (Used in) Investing Activities	(30,475)	31,526

Cash Flows From Financing Activities:
Repurchases on long-term debt	(60)	(136,858)
Proceeds from issuance of common stock	2	1,592
Repurchase of common stock	(1,756)	—

Net Cash Used in Financing Activities	(1,814)	(135,266)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	1,083	(1,995)

Net Decrease in Cash and Cash Equivalents	(21,417)	(92,574)
Cash and Cash Equivalents at Beginning of Period	111,724	239,911

Cash and Cash Equivalents at End of Period	$90,307	$147,337

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“Consolidated Financial Statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, “Adaptec” or the “Company”) have been prepared on a consistent basis with the March 31, 2009 audited consolidated annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. This includes the Company’s purchase of Aristos Logic Corporation (“Aristos”), a Delaware corporation, in September 2008, through a merger in which Aristos became a wholly-owned subsidiary of the Company, as further discussed in Note 4. The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on June 4, 2009. The results of operations for the second quarter of fiscal 2010 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company has evaluated subsequent events through November 2, 2009, the date that the financial statements were issued. The required recognition or disclosure for subsequent events is included in Note 20 in the Company’s Consolidated Financial Statements for the second quarter of fiscal 2010.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, including the Company’s disclosures surrounding its available-for-sale marketable securities.

The key acronyms used in the Company’s industry and accounting rules and regulations referred to within this Quarterly Report on Form 10-Q are listed in alphabetical order in Note 21 to the Consolidated Financial Statements.

2. Recent Accounting Pronouncements

In December 2007, the FASB updated the accounting and reporting requirements for minority interests such that minority interests will be recharacterized as non-controlling interests and will be required to be reported as a component of equity. In addition, the update requires the purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The adoption of the accounting standard related to the accounting and reporting for minority interest, which was effective for fiscal years beginning after December 15, 2008, or the beginning of the Company’s fiscal 2010, did not have an impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued an accounting standard, which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The adoption of the accounting standard related to the accounting of debt with conversion and other option features, which was effective for fiscal years beginning after December 15, 2008, or the beginning of the Company’s fiscal 2010, did not have an impact on the Company’s Consolidated Financial Statements as its 3/4% Convertible Senior Subordinated Notes (“3/4% Notes”) may not be settled in cash or other assets upon conversion.

In April 2009, the FASB amended the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator and to record impairments related to credit losses in earnings while all other factors are to be recognized in other comprehensive income. An other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. An impairment related to credit losses is when there is a difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security. The adoption of the accounting standard related to the accounting and reporting requirements for debt and equity securities for the recognition of other-than-temporary impairment, including impairments for credit losses, which was effective for interim and annual periods ending after June 15, 2009, or the Company’s first quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Note 6 to the Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In April 2009, the FASB extended the requirement for a publicly traded company to disclose the fair value of its financial instruments in interim periods or whenever it issues summarized financial information, as well as in its annual financial statements. The adoption of the accounting standard related to the reporting requirements for the fair value of its financial instruments, which was effective for interim and annual periods ending after June 15, 2009, or the Company’s first quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Note 6 and 7 to the Consolidated Financial Statements.

In May 2009, the FASB established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosure requirement includes a statement of the date through which the Company has evaluated subsequent events and the basis for that date, including a statement that it has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of the accounting standard related to accounting and disclosure requirements for subsequent events, which was effective for interim and annual periods ending after June 15, 2009, or the Company’s first quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Note 1 and 20 to the Consolidated Financial Statements.

In June 2009, the FASB issued the Accounting Standard Codification, which becomes the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other literature, with exception of non-grandfathered and non-SEC, will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. The Accounting Standard Codification, which was effective for interim and annual periods ending after September 15, 2009, or the Company’s second quarter of fiscal 2010, did not have an impact on the Company’s Consolidated Financial Statements as the Codification does not change GAAP, but is intended to make it easier to find and research applicable GAAP guidance to a particular transaction or specific accounting issue.

In September 2009, the FASB amended the requirements for revenue recognition, which eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. In addition, the revenue recognition guidance amends the scope to exclude tangible products that contain software and non-software components that function together to deliver the product’s essential functionality. The amendments to the accounting standards related to revenue recognition are effective for fiscal years beginning after June 15, 2010, which will be the Company’s first quarter of fiscal 2012. Upon adoption, the Company may apply the guidance retrospectively or prospectively for new or materially modified arrangements. The Company is currently evaluating the financial impact that this accounting standard will have on its Consolidated Financial Statements.

3. Employee Stock Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with its previous acquisitions. For a complete discussion of these plans, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

As of October 2, 2009, the Company had an aggregate of 20.6 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 8.1 million shares were subject to outstanding options and other stock awards, and 12.5 million shares were available for future grants of options and other stock awards. As of October 2, 2009, the Company had an aggregate of 2.1 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.8 million shares were subject to outstanding options and other stock awards, and 1.3 million shares were available for future grants of options and other stock awards. As of October 2, 2009, the Company had minimal shares of common stock reserved that are subject to outstanding options under assumed plans.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company’s equity incentive plans as of October 2, 2009 and changes during the first half of fiscal 2010 was as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2009	5,372	$5.21
Granted	1,521	2.85
Exercised	(10)	0.18
Cancelled	(121)	3.62
Forfeited	(507)	7.28

Outstanding at October 2, 2009	6,255	$4.51	4.33	$654

Options vested and expected to vest at October 2, 2009	5,667	$4.66	4.10	$511

Options exercisable at October 2, 2009	3,679	$5.47	2.88	$102

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on The NASDAQ Global Market and the exercise price of the underlying awards for the 2.1 million shares subject to options that were in-the-money at October 2, 2009. During the second quarter and first half of 2010, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans were minimal, determined as of the date of option exercise. During the second quarter and first half of fiscal 2009, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was $0.3 million for each period. As of October 2, 2009, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $2.2 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.34 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) have been granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The Company’s right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of October 2, 2009, there were 1.5 million shares of service-based restricted stock awards and 1.2 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions, exclusive of certain change of control provisions. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. For a complete discussion on how the restrictions generally lapse for restricted stock, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

A summary of activity for restricted stock as of October 2, 2009 and changes during the first half of fiscal 2010 was as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share
	(in thousands, except per share amounts)
Non-vested stock at March 31, 2009 (1)	2,181	$3.43
Granted (2)	1,610	2.80
Vested	(789)	3.68
Cancelled (1)	(344)	2.94

Non-vested stock at October 2, 2009	2,658	$3.04

(1)	In fiscal 2009, the Company issued approximately 603,000 restricted stock units with a fair value of $1.7 million on the

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

date of grant. At October 2, 2009, approximately 292,000 of these non-vested restricted stock units remained outstanding. These restricted stock units will vest over a period of approximately 18 months from the date of grant based upon meeting certain performance criteria from the date of grant and will be evaluated on a quarterly basis. The Company assessed the probability of these performance criteria being achieved at October 2, 2009 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in the second quarter and first half of fiscal 2010. In addition, any previously recorded stock-based compensation expense associated with these restricted stock units with performance-based vesting were reversed in the respective quarter in which the probability of achieving the performance criteria was remote, resulting in no stock-based compensation expense to date.

(2)	In the first quarter of fiscal 2010, the Company issued approximately 350,000 restricted stock units with a fair value of $0.9 million on the date of grant. In the second quarter of fiscal 2010, the Company issued approximately 368,000 restricted stock units with a fair value of $1.1 million on the date of grant. At October 2, 2009, approximately 718,000 of these non-vested restricted stock units remained outstanding. These restricted stock units will vest over a period of approximately 36 months and 32 months from the date of grant for those granted in the first and second quarter of fiscal 2010, respectively, based upon meeting certain performance criteria from the date of grant and will be evaluated on a quarterly basis. The Company assessed the probability of these performance criteria being achieved at October 2, 2009 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in the second quarter and first half of fiscal 2010.

All restricted stock was awarded at the par value of $0.001 per share. As of October 2, 2009, the total unrecognized compensation expense related to non-vested restricted stock, net of estimated forfeitures, which is inclusive of the restricted stock units with performance-based vesting discussed above, was $5.4 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.91 years.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the second quarters and first halves of fiscal 2010 and 2009 was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenues	$148	$118	$225	$221
Research and development (1)	375	(701)	708	(266)
Selling, marketing and administrative	593	364	1,269	1,212

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes	$1,116	$(219)	$2,202	$1,167

Stock-based compensation expense by type of award:
Stock options	$295	$228	$588	$468
Restricted stock (1)	821	(447)	1,614	699

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes	$1,116	$(219)	$2,202	$1,167

(1)	The Company recorded a credit to the Unaudited Condensed Consolidated Statements of Operations in the second quarter and first half of fiscal 2009 based on a true-up of actual forfeitures on restricted stock that fully vested prior to the end of the first quarter of fiscal 2009 and in the second quarter of fiscal 2009. This was further impacted by the Company’s reduction in headcount through reductions in force, the sale of the Snap Server NAS business and, to a lesser extent, general attrition in the Company’s workforce.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. For the second quarters and first halves of fiscal 2010 and 2009, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there were no stock-based compensation costs capitalized as part of an asset in the second quarters and first halves of fiscal 2010 and 2009.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of the Company’s outstanding stock options and other stock-based awards granted in the second quarters and first halves of fiscal 2010 and 2009 was estimated using the following weighted-average assumptions:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Expected life (in years)	4.04	4.45	4.05	4.44
Risk-free interest rates	2.2%	3.03%	2.2%	3.03%
Expected volatility	49%	38%	49%	38%
Dividend yield	—	—	—	—
Weighted average fair value:
Stock options	$1.15	$1.31	$1.15	$1.31
Restricted stock	$2.86	$3.74	$2.81	$3.74

Common Stock Repurchase Program

In July 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $40.0 million of the Company’s common stock. During the second quarter of fiscal 2010, the Company purchased approximately 0.7 million shares of its common stock at an average price of $2.46 per share for an aggregate purchase price of $1.7 million, excluding brokerage commissions. The Company has accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of October 2, 2009, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Warrants

In June 2004, the Company issued a warrant to IBM to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share; however, the warrant expired unexercised in June 2009. The Company issued a warrant to IBM in August 2004 to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $6.94 per share; however, the warrant expired unexercised in August 2009. For further discussion on these warrants, please refer to Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

4. Acquisition

In September 2008, the Company acquired Aristos, a provider of RAID technology to the data storage industry, for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which approximately $2.1 million is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders as of October 2, 2009; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) payments made of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) $0.8 million accrued for direct transaction fees, including legal, valuation and accounting fees. The acquisition of Aristos will allow the Company to expand into adjacent RAID markets that the Company believes will provide it with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide the Company with a strong ASIC roadmap. In addition, this acquisition enables the Company to pursue new OEM opportunities and expand its channel product offerings containing unified serial technologies.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Aristos acquisition was accounted for as a business combination and, accordingly, the results of Aristos have been included in the Company’s unaudited condensed consolidated results of operation and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

Pro forma financial information: The following unaudited pro forma financial information for the second quarter and first half of fiscal 2009 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of the period presented. Such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt, the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the merger agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for the second quarter and first half of fiscal 2009 were as follows:

	Three-Month Period Ended	Six-Month Period Ended
	September 26, 2008	September 26, 2008
	(in thousands, except per share amounts)
Net revenues	$32,235	$64,944

Loss from continuing operations, net of taxes	$(684)	$(7,394)
Income from discontinued operations, net of taxes	—	5,060

Net loss	$(684)	$(2,334)

Income (loss) per common share:
Basic and diluted
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	$—	$0.04
Net loss	$(0.01)	$(0.02)

Shares used in computing income (loss) per share:
Basic and diluted	119,682	119,437

5. Business Dispositions

Snap Server NAS business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS portion of the Company’s former SSG segment (“Snap Server NAS business”) for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction. This resulted in a recorded gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2009, the Company established a reserve for the full remaining $1.2 million of this receivable due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, the Company amended the promissory note agreement with Overland, which allows Overland to pay the Company the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010. Due to the continued concern of Overland’s ability to pay the Company, the Company will release the reserve on the receivable as cash is collected. As a result, in the second quarter and first half of fiscal 2010, the Company recorded a gain of $0.3 million and $0.8 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement. To date, the Company has recorded a cumulative gain of $5.3 million through the first half of fiscal 2010 on the disposal of the Snap Server NAS business in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations for the first half of fiscal 2009, which were previously included in the Company’s SSG segment, were as follows:

Six-Month Period Ended
September 26, 2008
(in thousands)
Net revenues	$4,308

Loss from discontinued operations before income taxes	(734)
Provision for income taxes	—

Loss from discontinued operations, net of taxes	$(734)

6. Marketable Securities

The Company’s investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. The Company’s investment policy establishes minimum ratings for each classification of investment and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at October 2, 2009 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$41,760	$—	$—	$41,760
United States government securities	13,625	176	—	13,801
Government agencies	82,416	1,608	—	84,024
Mortgage-backed securities	39,880	928	—	40,808
Corporate obligations	134,005	1,929	(12)	135,922
Asset-backed securities	16,133	330	—	16,463

Total available-for-sale securities	327,819	4,971	(12)	332,778
Amounts classified as cash equivalents	(37,498)	—	—	(37,498)

Amounts classified as marketable securities	$290,321	$4,971	$(12)	$295,280

The Company’s portfolio of marketable securities at March 31, 2009 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$62,657	$—	$—	$62,657
United States government securities	6,511	144	—	6,655
Government agencies	86,746	1,751	—	88,497
Mortgage-backed securities	43,366	654	(9)	44,011
Corporate obligations	92,311	1,071	(559)	92,823
Asset-backed securities	32,755	198	(71)	32,882

Total available-for-sale securities	324,346	3,818	(639)	327,525
Amounts classified as cash equivalents	(62,657)	—	—	(62,657)

Amounts classified as marketable securities	$261,689	$3,818	$(639)	$264,868

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The gross realized gains and losses from the sales of marketable securities for the second quarters and first halves of fiscal 2010 and 2009 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(in thousands)
Gross realized gains	$148	$772	$389	$1,085
Gross realized losses	$(16)	$(331)	$(154)	$(566)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at October 2, 2009:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate obligations	$9,098	$(12)	$—	$—	$9,098	$(12)

Total	$9,098	$(12)	$—	$—	$9,098	$(12)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the second quarters and first halves of fiscal 2010 and 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at October 2, 2009, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$151,865	$153,143
Mature after one year through three years	175,553	179,231
Mature after three years	401	404

Total	$327,819	$332,778

The maturities of asset-backed and mortgage-backed securities were estimated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

7. Fair Value Measurements

On April 1, 2008, the Company partially adopted the accounting and disclosure requirements for measuring fair value related to all of the Company’s recurring non-financial assets and liabilities. On April 1, 2009, the Company adopted the remaining accounting and disclosure requirements for the non-recurring fair value measurements of non-financial assets and liabilities, including guidance provided by the FASB on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of these accounting standards did not have a material impact on the Company’s Consolidated Financial Statements.

        Fair value is defined as the price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard surrounding fair value measurements establishes a fair value hierarchy, consisting of three levels, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are highly liquid. Level 1 instruments also include United States government securities, government agencies and substantially all mortgage-backed securities as these securities are backed by the federal government and traded in active markets frequently with sufficient volume. Level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both October 2, 2009 and March 31, 2009, the Company did not have any assets utilizing level 3 to value its financial assets on a recurring basis, which is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at October 2, 2009 and March 31, 2009 were as follows:

		October 2, 2009			March 31, 2009
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Cash, including short-term deposits (1)	$94,569	$94,569	$—	$111,724	$111,724	$—
United States government securities (2)	13,801	13,801	—	6,655	6,655	—
Government agencies (2)	84,024	84,024	—	88,497	88,497	—
Mortgage-backed securities (2)	40,808	39,174	1,634	44,011	41,821	2,190
Corporate obligations (3)	135,922	—	135,922	92,823	—	92,823
Asset-backed securities (2)	16,463	—	16,463	32,882	—	32,882

Total	$385,587	$231,568	$154,019	$376,592	$248,697	$127,895

(1)	At October 2, 2009, the Company recorded $78,598,000 and $15,971,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $111,724,000 within “Cash and cash equivalents.”
(2)	Recorded within “Marketable securities.”
(3)	At October 2, 2009, the Company recorded $11,709,000 and $124,213,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $92,823,000 within “Marketable securities.”

At October 2, 2009, the Company utilized level 3, which is categorized as significant unobservable inputs, to value its non-financial assets on a non-recurring basis. The non-financial assets related to the Company’s non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At October 2, 2009 and March 31, 2009, the carrying value of such investments aggregated $1.3 million and $1.2 million, respectively, and was included within “Other Long Term Assets” on the Unaudited Condensed Consolidated Balance Sheets. The Company regularly monitors these investments by recording these investments based on quarterly statements the Company receives from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and Other Income, Net,” in the Unaudited Condensed Consolidated Statements of Operations.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Balance Sheet Details

Inventories

The components of inventories at October 2, 2009 and March 31, 2009 were as follows:

	October 2, 2009	March 31, 2009
	(in thousands)
Raw materials	$44	$62
Work-in-process	59	240
Finished goods	2,810	3,793

Inventories	$2,913	$4,095

Accrued and Other Liabilities

The components of accrued and other liabilities at October 2, 2009 and March 31, 2009 were as follows:

	October 2, 2009	March 31, 2009
	(in thousands)
Tax related	$2,944	$1,540
Acquisition related	500	616
Accrued compensation and related taxes	4,239	5,652
Deferred margin	1,647	1,338
Other	5,118	4,105

Accrued and other liabilities	$14,448	$13,251

Other Long-Term Liabilities

The components of other long-term liabilities at October 2, 2009 and March 31, 2009 were as follows:

	October 2, 2009	March 31, 2009
	(in thousands)
Tax related	$4,779	$5,852
Acquisition related	478	614
Other	811	844

Other long-term liabilities	$6,068	$7,310

9. Other Intangible Assets, Net

The components of other intangible assets, net, at October 2, 2009 and March 31, 2009 were as follows:

	October 2, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$34,348	$(19,621)	$14,727	$34,348	$(17,742)	$16,606
Customer relationships	4,233	(1,742)	2,491	4,233	(1,091)	3,142
Trade name	674	(674)	—	674	(674)	—
Backlog	340	(340)	—	340	(340)	—

Subtotal	39,595	(22,377)	17,218	39,595	(19,847)	19,748
Intellectual property assets and warrants	26,992	(26,992)	—	26,992	(26,992)	—
Software license agreement	1,755	(122)	1,633	—	—	—

Other intangible assets, net	$68,342	$(49,491)	$18,851	$66,587	$(46,839)	$19,748

In July 2009, the Company entered into a software license agreement with Synopsys, Inc. for $1.8 million, of which $0.7 million was paid in the second quarter of fiscal 2010 and the remaining $1.1 million will be paid through March 2011. The amortization of the software license agreement will be recorded in “Research and development” over an estimated useful life of three years reflecting the pattern in which economic benefits of the assets are realized.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization of other intangible assets, net was $1.4 million and $0.5 million in the second quarters of fiscal 2010 and 2009, respectively. Amortization of other intangible assets, net was $2.7 million and $0.5 million in the first halves of fiscal 2010 and 2009, respectively.

The annual amortization expense of the other intangible assets, net, that existed as of October 2, 2009, is expected to be as follows:

Estimated Amortization Expense
(in thousands)
Fiscal Years:
2010 (remaining six months)	$2,821
2011	5,645
2012	4,887
2013	3,931
2014	1,567

Total	$18,851

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

In connection with the Company’s acquisitions of Aristos and Eurologic, a portion of the respective purchase prices and other future payments totaling $4.3 million and $3.8 million, respectively, were held back (the “Holdback”) to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of each acquisition date. $2.2 million of the Aristos Holdback was paid in the second quarter of fiscal 2010. As of October 2, 2009, the Aristos Holdback of $2.1 million remains outstanding for potential unknown liabilities that may arise. In the first and second quarters of fiscal 2009, the Company resolved the remaining disputed, outstanding claims against the Eurologic Holdback by entering into a deed of indemnity and a written settlement agreement with the representative of the Eurologic shareholders, which resulted in additional payments of $0.5 million and $0.8 million, respectively. The Company’s initial payment of $2.3 million to the Eurologic shareholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in the first half of fiscal 2009 in “Loss from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations.

11. Restructuring Charges (Credits)

The Company implemented several restructuring plans during fiscal years 2009 and 2008. The goal of these plans was to bring its operational expenses to appropriate levels relative to the Company’s net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges (credits)” in the Unaudited Condensed Consolidated Statements of Operations and are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, please refer to Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In the second quarter and first half of fiscal 2010, the Company recorded minimal adjustments to the restructuring accrual primarily related to the estimated loss on facilities that the Company subleased related to its previous acquisition-related restructuring plan.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity in the restructuring accrual was as follows for the first half of fiscal 2010:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2009	$1,086	$1,803	$2,889
Accrual Adjustments	(16)	73	57
Cash paid	(1,070)	(672)	(1,742)

Accrual balance at October 2, 2009	$—	$1,204	$1,204

The Company anticipates that the remaining restructuring balance of $1.2 million at October 2, 2009, relating to lease obligations, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance at October 2, 2009, $0.7 million was reflected in “Accrued and other liabilities” and $0.5 million was reflected in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

The activity in the restructuring accrual was as follows for the first half of fiscal 2009:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2008	$21	$2,778	$2,799
Q1’09 Restructuring Plan charges	3,054	354	3,408
Accrual adjustments	(15)	(154)	(169)
Cash paid	(2,472)	(718)	(3,190)

Accrual balance at September 26, 2008	$588	$2,260	$2,848

12. Interest and Other Income, Net

The components of interest and other income, net, for the second quarters and first halves of fiscal 2010 and 2009 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
		(in thousands)
Interest income	$2,146	$5,229	$4,619	10,595
Realized currency transaction gains (losses)	238	(270)	473	(374)
Gain on extinguishment of debt, net	—	1,283	—	1,283
Other	(20)	—	(81)	—

Interest and other income, net	$2,364	$6,242	$5,011	11,504

In the second quarter of fiscal 2009, the Company repurchased $138.5 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $136.9 million, resulting in a gain on extinguishment of debt of $1.3 million (net of unamortized debt issuance costs of $0.3 million).

13. Income Taxes

The Company recorded tax benefits of $0.7 million and $2.8 million in the second quarter and first half of fiscal 2010, respectively, and tax provisions of $0.7 million and $2.6 million for the second quarter and first half of fiscal 2009. Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2010 and 2009 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In the first half of fiscal 2010, the tax benefit included discrete items of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. For the first halves of fiscal 2010 and 2009, the Company’s tax provision included changes in judgment in other uncertain tax positions in foreign jurisdictions based on new information received and new uncertain tax positions that were identified in the first halves of fiscal 2010 and 2009. In the first half of fiscal 2009, the IRS concluded its audit of the Company’s federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to the Company’s tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments.

As of October 2, 2009, the Company’s total gross unrecognized tax benefits were $26.3 million, of which $2.9 million, if recognized, would affect the effective tax rate. There was an overall decrease of $1.5 million in the Company’s gross unrecognized tax benefits in the first half of fiscal 2010 due to benefits from the Singapore audit settlement noted above, offset by changes in judgment related to foreign audits as a result of new information that the Company received in the first half of fiscal 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of October 2, 2009, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 2001 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in tax years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of the Company’s tax returns by the U.S. or foreign tax authorities; and

•	expiration of statutes of limitations on the Company’s tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.3 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

14. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period, which include certain stock–based awards and warrants, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) for the second quarters and first halves of fiscal 2010 and 2009 was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(in thousands, except per share amounts)
Numerators:
Income (loss) from continuing operations, net of taxes - basic	$(4,091)	$3,312	$(3,937)	$3,265
Income from discontinued operations, net of taxes - basic	318	—	758	5,060

Net income - basic	$(3,773)	$3,312	$(3,179)	$8,325

Adjustments:
Adjustment for interest expense on 3/4% Notes, net of taxes	$—	$491	$—	$1,253
Adjustment for gain on repurchase of 3/4% Notes, net of taxes	—	(1,283)	—	(1,283)

Total adjustments	$—	$(792)	$—	$(30)

Adjusted income (loss) from continuing operations, net of taxes - diluted	$(4,091)	$2,520	$(3,937)	$3,235
Adjusted income from discontinued operations, net of taxes - diluted	318	—	758	5,060

Adjusted net income (loss) - diluted	$(3,773)	$2,520	$(3,179)	$8,295

Denominators:
Weighted average shares outstanding - basic	118,961	119,682	119,122	119,437
Effect of dilutive securities:
Stock options and other stock-based awards	—	760	—	913
3/4% Notes	—	14,152	—	16,688

Weighted average shares and potentially dilutive common shares outstanding - diluted	118,961	134,594	119,122	137,038

Income (loss) per share:
Basic
Continuing operations	$(0.03)	$0.03	$(0.03)	$0.03
Discontinued operations	$0.00	$—	$0.01	$0.04
Net income (loss)	$(0.03)	$0.03	$(0.03)	$0.07
Diluted
Continuing operations	$(0.03)	$0.02	$(0.03)	$0.02
Discontinued operations	$0.00	$—	$0.01	$0.04
Net income (loss)	$(0.03)	$0.02	$(0.03)	$0.06

Diluted loss per share for the second quarter and first half of fiscal 2010 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during that period was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the second quarter and first half of fiscal 2009 because their inclusion would have been anti-dilutive. The weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during that period was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the second quarters and first halves of fiscal 2010 and 2009 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
	(in thousands)
Outstanding stock options	5,844	5,731	5,418	6,997
Outstanding restricted stock	2,587	3	2,433	2
Warrants(1)	187	14,652	338	17,188
3/4% Notes	35	—	35	—

(1)	In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. However, this warrant expired unexercised in December 2008. For further discussion on this derivative financial instrument, please refer to Note 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, net of taxes, for the second quarters and first halves of fiscal 2010 and 2009 was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
		(in thousands)
Net income (loss)	$(3,773)	$3,312	$(3,179)	$8,325
Net unrealized gains (losses) on marketable securities, net of taxes	250	(4,252)	1,780	(7,938)
Foreign currency translation adjustment, net of taxes	722	(1,508)	1,474	(1,932)

Comprehensive income (loss), net of taxes	$(2,801)	$(2,448)	$75	$(1,545)

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the second quarters and first halves of fiscal 2010 and 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, at October 2, 2009 and March 31, 2009 were as follows:

	October 2, 2009	March 31, 2009
	(in thousands)
Unrealized gains on marketable securities, net of taxes	$3,600	$1,820
Foreign currency translation, net of taxes	2,618	1,144

Accumulated other comprehensive income, net of taxes	$6,218	$2,964

16. Guarantees

Intellectual Property and Other Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has agreements whereby it indemnifies its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, the Company maintains a director and officer insurance policy which may cover all or a portion of the liabilities arising from its obligation to indemnify its directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first halves of fiscal 2010 and 2009.

A reconciliation of the changes to the Company’s warranty accrual for the first halves of fiscal 2010 and 2009 was as follows:

	Six-Month Period Ended
	October 2, 2009	September 26, 2008
	(in thousands)
Balance at beginning of period	$400	$741
Warranties provided	326	556
Actual costs incurred	(370)	(599)
Warranty obligations transferred with discontinued operations	—	(154)

Balance at end of period	$356	$544

17. Related Party Transactions

Warren G. Lichtenstein, Steel Partners, LLC and Steel Partners II, L.P. (collectively, “Steel Partners”) became a majority stockholder of the Company in March 2007. Jack L. Howard, John J. Quicke and John Mutch were nominated for election at the 2007 Annual Meeting of Stockholders. At such time, both Mr. Howard and Mr. Quicke were deemed to be affiliates of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended; however, Mr. Mutch was not deemed to be an affiliate of Steel Partners at such time. Messrs. Howard, Quicke and Mutch continue to serve on the Company’s Board of Directors. Each of the three directors, including the two directors who are deemed affiliates of Steel Partners, are compensated with equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. As of October 2, 2009, Steel Partners beneficially owned approximately 11% of the Company’s common stock.

18. Segment Information and Significant Customers

The Company operates in one segment in conjunction with the sale of its Snap Server NAS business in June 2008. The Company provides data protection storage products and currently sells a broad range of the Company’s storage technologies, including ASICs, board-level I/O and RAID controllers, and software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels. The Company considers all of its products to be similar in nature and function. The Company also does not derive a significant amount of revenue from services or support.

A small number of the Company’s customers account for a substantial portion of its net revenues. In the second quarter of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 22%, 13% and 11% of the Company’s total net revenues, respectively. In the second quarter of fiscal 2009, IBM, Bell Micro and Ingram Micro accounted for 36%, 13% and 10% of the Company’s total net revenues, respectively. In the first half of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 26%, 13% and 12% of the Company’s total net revenues, respectively. In the first half of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of the Company’s total net revenues, respectively.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

19. Supplemental Disclosure of Cash Flows

	Six-Month Period Ended
	October 2, 2009	September 26, 2008
	(in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities	$1,780	$(7,938)

20. Subsequent Events

On October 30, 2009, Steel Partners delivered information to the Company in which Steel Partners indicated it had received the requisite number of written consents from the Company’s stockholders to pass all three of the Steel Partner proposals relating to its bylaws and the composition of the Company’s board of directors made under Steel Partners’ consent solicitation. These votes are in the process of being certified and validated.

21. Glossary

The following is a list of accounting and business related acronyms, including accounting regulatory bodies, that are contained within this Quarterly Report on Form 10-Q. They are listed in alphabetical order.

•	ASIC: Application Specific Integrated Circuit

•	CEO: Chief Executive Officer

•	CFO: Chief Financial Officer

•	CIFS: Common Internet File System

•	DCP: Data Conditioning Platform

•	FASB: Financial Accounting Standards Board

•	FTP: File Transfer Protocol

•	GAAP: Generally Accepted Accounting Principles

•	HBA: Host Bus Adapter

•	HTTP: Hypertext Transfer Protocol

•	I/O: Input/Output

•	IPsec: Internet Protocol Security

•	IRS: Internal Revenue Service

•	iSCSI: Internet SCSI

•	IT: Information Technology

•	NAS: Network Attached Storage

•	NFS: Network File System

•	ODM: Original Design Manufacturer

•	OEM: Original Equipment Manufacturer

•	PCI: Peripheral Component Interconnect

•	PCIe: Peripheral Component Interconnect Express

•	PCI-X: Peripheral Component Interconnect Extended

•	RAID: Redundant Array of Independent Disks

•	RSP: RAID Storage Processor

•	SAS: Serial Attached SCSI

•	SATA: Serial Advanced Technology Attachment

•	SCSI: Small Computer System Interface

•	SMI-S: Storage Management Initiative Specification

•	SSD: Solid-State Drives

•	SSG: Storage Solutions Group

•	VAR: Value Added Reseller

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, our anticipated declines in revenues from our parallel SCSI products and our serial legacy products sold to our OEM customers, the expected benefits of our acquisition of Aristos Logic Corporation, or Aristos, the possibility that we might enter into strategic alliances, partnerships or additional acquisitions to scale our business, the expected impact on our future revenues due to our failure to receive design wins for the next generation serial products from IBM, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing strategic review of our business by management, the potential need to record impairment charges for other intangible assets or marketable securities based on current market conditions, the amount by which we expect to reduce our annual operating expenses due to our fiscal 2009 restructuring plans and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

For your convenience, we have included, in Note 21 to the Notes to the Unaudited Condensed Consolidated Financial Statements, a Glossary that contains a brief description of a few key acronyms commonly used in our industry and a few accounting acronyms, including accounting regulatory bodies, that are used in this Quarterly Report. These acronyms are listed in alphabetical order.

Overview

We provide innovative data center I/O solutions that protect, accelerate, optimize, and condition data in today’s most demanding data center environments. Our products are used in IT environments ranging from traditional enterprise environments to fast growing, on-demand cloud computing data centers. Our products enable data center managers, channel partners and OEMs to deploy best-in-class storage solutions to meet their customers’ evolving IT and business requirements. Around the world, leading corporations, government organizations, and medium and small businesses trust Adaptec technology. Our software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies, including both hard disk and sold state drives. System integrators and white box suppliers build server and storage solutions based on Adaptec technology to deliver products with superior price and performance, data protection and interoperability to their clients and customers.

We continue to innovate in the storage I/O space through our Data Conditioning Platform, or DCP strategy. The DCP strategy enables us to deliver new intelligent capabilities seamlessly and affordably in the I/O path. We have been developing products and features based on our DCP strategy since early fiscal 2008. For example, in July 2008, we introduced our Intelligent Power Management software, which increases the energy efficiency of attached hard disk drives without impacting performance. In June 2009, we launched a new product in the unified serial RAID controller family, Series 5Z, which reduces the cost of data center maintenance by leveraging solid state technology to eliminate the need to monitor battery charge levels or power down servers for battery replacement. In September 2009, we launched our MaxIQ SSD Cache Performance Solution, which maximizes performance while minimizing capital and operating costs by utilizing both solid state drives and hard disk drives, to create High-Performance Hybrid Arrays which is expected to deliver up to five times the I/O performance and reduce capital expenditures by as much as 50%, all without disrupting existing operations. We strive to continue to offer products with Green IT features, specifically reducing a company’s IT energy costs and minimizing its carbon footprint, for the next generation of green data centers.

Our strategic vision is to continue to extend DCP to deliver new and improved methods for intelligently routing, optimizing and protecting data as it moves though the I/O path. DCP will enable next-generation data centers by optimizing and protecting data, and reducing capital and operating costs, through maximizing system utilization and performance, while achieving Green IT objectives. New capabilities delivered via our DCP can be deployed in fast-growing data centers easily and non-disruptively: no changes are required to existing storage architectures, application software or operating systems.

We are in the midst of managing a transition of our product portfolio from our declining legacy products, which included our parallel SCSI products and our serial legacy products sold primarily to OEM customers, to our newer serial products and features for the next-generation enterprise and cloud data centers that were developed under our DCP strategy. Our future revenue growth is largely dependent on the success of our DCP strategy, including our new and future products, obtaining new OEM design wins, fulfilling our obligations on current OEM design wins, and growing our market share in the channel, as the revenues earned from our newer serial products is currently not enough to offset the decline in revenues from our legacy products due to the loss in market share and the adverse impact on our business caused by current economic conditions. Although customer engagements with our new products continue to grow, we must continue to focus on attracting new customers, including retaining our current customer base, and innovating and delivering products in the storage I/O space, to increase our revenue levels for our recent product introductions.

To succeed with our DCP strategy, we must stay ahead of our competitors and continue to invest and advance in our technology, resulting in expected increases to our research and development expenses in future periods. We will seek additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions of technologies or businesses to grow our business, and we will explore structural alternatives that have the potential to achieve additional stockholder return. We will also continue to evaluate the viability of our existing product portfolio, operating structure and markets. Due to the deterioration of macroeconomic conditions, which has impacted, and will likely continue to impact, information technology spending, we could experience reduced sales of our products and services over the next several quarters. If the deterioration of macroeconomic conditions continues to worsen and our business performance declines, we may be required to record impairment charges for other intangible assets or long-lived assets in the future. Our marketable securities may also decline in value and such decline may be deemed to be other-than-temporary, which would require us to record an impairment charge that would adversely impact our financial results. We may also record significant restructuring charges in the future in light of an ongoing strategic review of our business by management.

In the second quarter of fiscal 2010, our net revenues decreased 42% as compared to the second quarter of fiscal 2009 due to the declining revenue base of our legacy products of $13.6 million, which included our parallel SCSI products and our serial legacy products sold primarily to OEM customers, offset by an increase in sales volumes of our newer serial products and features that were developed under our DCP strategy of $0.4 million. We expect revenues from our parallel SCSI products to continue to decline in future quarters and expect revenues from our serial legacy products sold to OEM customers to decline over the next quarter. Our gross margins in the second quarter of fiscal 2010 improved to 44% compared to 42% in the second quarter of fiscal 2009 primarily due to improved standard product contributions due to favorable customer mixes and lower inventory-related charges, offset by the amortization of acquisition-related intangible assets of $0.5 million, and our fixed costs were distributed over a lower sales volume. Operating expenses slightly increased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 due to expenses incurred with the development of our technology to achieve new OEM design wins and to expand our channel offerings, engineering expenses related to certain chip design projects and increased professional fees of $0.7 million related to our response to the consent solicitation initiated by Steel Partners, Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren Lichtenstein, Jack L. Howard, and John J. Quicke (collectively, the “Steel Group”) on September 4, 2009 seeking stockholder approval on three proposals relating to our bylaws and the composition of our board of directors. This was partially offset by our continued cost reductions, including temporary reductions in employees’ compensation and reductions in outside service providers, and restructuring efforts implemented in the prior fiscal year.

Results of Operations

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net revenues	100%	100%	100%	100%
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	56	58	55	56

Gross margin	44	42	45	44

Operating expenses:
Research and development	39	15	37	17
Selling, marketing and administrative	43	28	36	29
Amortization of acquisition-related intangible assets	2	0	1	0
Restructuring charges (credits) (1)	(1)	5	0	5

Total operating expenses	83	48	74	51

Loss from continuing operations	(39)	(6)	(29)	(7)
Interest and other income, net	13	20	12	18
Interest expense	(0)	(2)	(0)	(2)

Income (loss) from continuing operations before income taxes	(26)	12	(17)	9
Benefit from (provision for) income taxes	4	(2)	7	(4)

Income (loss) from continuing operations, net of taxes	(22)	10	(10)	5

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	—	—	—	(1)
Gain on disposal of discontinued operations, net of taxes	2	—	2	9

Income from discontinued operations, net of taxes	2	—	2	8

Net income (loss)	(20)%	10%	(8)%	13%

The following actions affect the comparability of the data for the periods presented in the above table:

(1)	In the first half of fiscal 2009, we implemented a restructuring plan and recorded adjustments to previous restructuring plans, incurring restructuring charges of $1.4 million and $3.2 million in the second quarter and first half of fiscal 2009, respectively.

Net Revenues.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Net Revenues	$18.4	$31.7	(42)%	$40.2	$63.2	(36)%

        Net revenues decreased by $13.2 million and $23.0 million in the second quarter and first half of fiscal 2010, respectively, compared to the corresponding periods of fiscal 2009, due to a decline in sales volume of our legacy products, which primarily included our parallel SCSI products and our serial products sold to OEM customers, of $13.6 million and $25.5 million, respectively, offset by an increase in sales volumes of our newer serial products and features that were developed under our DCP strategy of $0.4 million and $2.5 million, respectively. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain OEM customers have moved to other suppliers to obtain the next generation serial technologies. We expect net revenues for our parallel SCSI products to continue to decline in future quarters, and expect net revenues from our serial legacy products sold to OEM customers to decline over the next quarter. However, we expect to gain future opportunities to sell serial products to OEMs, due in part to the Aristos acquisition, but our ability to capitalize on these opportunities may be adversely impacted by a reduction in IT spending for servers as a result of current economic conditions.

	Three-Month Period Ended		Six-Month Period Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Geographical Revenues:
North America	37%	30%	38%	34%
Europe	32%	33%	31%	33%
Pacific Rim	31%	37%	31%	33%

Total Geographical Revenues	100%	100%	100%	100%

Our international revenues decreased as a percentage of our total revenues in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 primarily due to a decline in revenues from our largest customer, IBM, who predominately purchases products in the Pacific Rim region, as we did not receive design wins for their current generation products. We expect our international revenues to decrease as a percentage of our total revenues in the future as we expect the revenues from IBM to continue to decline.

A small number of our customers account for a substantial portion of our net revenues. In the second quarter of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 22%, 13% and 11% of our total net revenues, respectively. In the second quarter of fiscal 2009, IBM, Bell Micro and Ingram Micro accounted for 36%, 13% and 10% of our total net revenues, respectively. In the first half of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 26%, 13% and 12% of our total net revenues, respectively. In the first half of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively.

Gross Margin.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Gross Profit	$8.2	$13.3	(39)%	$18.3	$28.0	(35)%
Gross Margin	44%	42%	2%	45%	44%	1%

The improvement in gross margin in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to improved standard product contributions due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins and our end-to-end supply chain efficiencies, including a reduction to our inventory-related charges of $0.4 million and $0.7 million, respectively, offset by the amortization of acquisition-related intangible assets of $0.5 million and $1.5 million, respectively, related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos in September 2008. Although our fixed operating costs declined from the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009, our gross margins were also impacted by these costs as they were distributed over lower sales volumes.

Research and Development Expense.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Research and Development Expense	$7.2	$4.9	48%	14.7	$10.8	37%

The increase in research and development expense in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to the acquisition of the Aristos engineering team and the costs associated with the development of our technology to achieve new OEM design wins and to expand our channel offerings as well as engineering expenses related to certain chip design projects. This was partially offset by the temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010. Our research and development expenses are expected to increase in future periods as we invest further in the development of our technology to pursue other opportunities.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative Expense	$7.9	$8.8	(9)%	$14.6	$18.3	(20)%

The decrease in selling, marketing and administrative expense in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in fiscal 2009, which resulted in a 35% decrease in our average headcount for employees engaged in selling, marketing and administrative functions, temporary reductions in employees’ compensation , which began in the first quarter of fiscal 2010, and reductions in outside service providers. This was partially offset by increased professional fees of $0.7 million related to our consent solicitation initiated by the Steel Group on September 4, 2009 seeking stockholder approval on three proposals relating to our bylaws and the composition of our board of directors. We expect to incur additional professional fees of $0.5 million in the next quarter in connection with our consent revocation solicitation.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$0.3	$0.1	201%	$0.7	$0.1	502%

The increase in amortization of acquisition-related intangible assets in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 was due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 for customer relationships of $0.2 million and $0.5 million, respectively. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies and backlog were reflected in cost of revenues.

Restructuring Charges (Credits).

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Restructuring Charges (Credits)	$(0.1)	$1.4	n/a	$0.1	$3.2	(98)%

We implemented several restructuring plans during fiscal years 2009 and 2008. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges (credits)” in the Unaudited Condensed Consolidated Statements of Operations and are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, please refer to Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In the second quarter and first half of fiscal 2010, we recorded minimal adjustments to the restructuring accrual primarily related to the estimated loss on facilities that we subleased related to our previous acquisition-related restructuring plan.

Interest and Other Income, Net.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Interest and Other Income, Net:
Interest income	$2.2	$5.2	(59)%	$4.6	$10.6	(56)%
Realized currency transaction gains (losses)	0.2	(0.3)	n/a	0.5	(0.4)	n/a
Gain on extinguishment of debt, net	—	1.3	(100)%	—	1.3	(100)%
Other	(0.0)	—	(100)%	(0.1)	—	(100)%

Total Interest and
Other Income, Net	$2.4	$6.2	(62)%	$5.0	$11.5	(56)%

The decrease in interest and other income, net, in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to interest earned on lower average cash balances as we used cash for the repurchase of our 3/4% Notes and for the acquisition of Aristos in fiscal 2009, combined with lower interest rates. We expect that our interest and other income, net, will continue to decline in future periods due to lower interest rates earned on our cash, cash equivalents and marketable securities’ balances.

Interest Expense.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Interest Expense	$(0.0)	$(0.5)	(100)%	$(0.0)	$(1.3)	(100)%

The decrease in interest expense in the second quarter and first half of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to the reduction in the outstanding principal amount plus premium of the 3/4% Notes of $225.0 million in fiscal 2009. We have repurchased all but $0.4 million of our 3/4% Notes as of October 2, 2009 and will not incur significant interest expense from these notes in future periods.

Income Taxes.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Benefit From (Provision For) Income Taxes	$0.7	$(0.7)	n/a	$2.8	$(2.6)	n/a

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2010 and 2009 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first half of fiscal 2010, our tax benefit included discrete items of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. For the first halves of fiscal 2010 and 2009, our tax provision included changes in judgment in other uncertain tax positions in foreign jurisdictions based on new information received and new uncertain tax positions that were identified in the first halves of fiscal 2010 and 2009. In the first half of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments.

As of October 2, 2009, our total gross unrecognized tax benefits were $26.3 million, of which $2.9 million, if recognized, would affect the effective tax rate. There was an overall decrease of $1.5 million in our gross unrecognized tax benefits in the first half of fiscal 2010 due to benefits from the Singapore audit settlement noted above, offset by changes in judgment related to foreign audits as a result of new information that we received in the first half of fiscal 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of October 2, 2009, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 2001 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in tax years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of our tax returns by the U.S. or foreign tax authorities; and

•	expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management believes that it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $2.3 million within the next 12 months due to the settlement of tax audits in various foreign jurisdictions.

Discontinued Operations.

	Three-Month Period Ended			Six-Month Period Ended
	October 2, 2009	September 26, 2008	Percentage Change	October 2, 2009	September 26, 2008	Percentage Change
	(in millions, except percentages)
Income From Discontinued Operations, Net of Taxes	$0.3	$—	100%	$0.8	$5.1	(85)%

Discontinued Operations related to the sale of the Snap Server NAS business to Overland in June 2008. At the time of sale, which was the first half of fiscal 2009, we recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in “Gain on disposal of discontinued operations, net of taxes,” and incurred a “Loss from discontinued operations, net of taxes” of $0.7 million in the Unaudited Condensed Consolidated Statements of Operations. The gain on disposal of the Snap Server NAS business included a receivable of $1.2 million that was due on the 12 month anniversary of the closing of the transaction; however, in the third quarter of fiscal 2009, we reserved this receivable against the “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations due to the financial difficulties Overland has reported. In the first half of fiscal 2010, we amended the promissory note agreement with Overland, which allows Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010. Due to the continued concern of Overland’s ability to pay us, we will release the reserve on the receivable as cash is collected. As a result, in the second quarter and first half of fiscal 2010, we recorded a gain of $0.3 million and $0.8 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Our principal sources of liquidity are cash on hand. We focus on managing the critical components of working capital, which include receivables, inventory, payables and short-term debt. Our working capital at October 2, 2009 and March 31, 2009 was $386.5 million and $385.2 million, respectively. The increase in working capital at October 2, 2009 compared to March 31, 2009 of $1.2 million was attributable to a (1) a decrease in prepaid expenses and other current assets of $3.6 million primarily due to a tax refund received from the State of California and other foreign jurisdictions; (2) a decrease in accounts receivable of $4.0 million primarily due to lower revenue levels and our improved collection efforts; and (3) a decrease in inventory of $1.2 million due to improved efficiencies in our inventory and operations management. In addition, we recognized an unrealized gain of $1.8 million on our investments, as we mark them to market. This was partially offset by decreases in accounts payables and accrued liabilities of $1.0 million as we operate on a smaller business scale, which included reducing and streamlining our operating expenses, as well as payments made under our existing restructuring plans.

Operating Activities: Net cash provided by operating activities was $9.8 million and $13.2 million in the first halves of fiscal 2010 and 2009, respectively. The decline in cash provided by operating activities was primarily due to a change from income from continuing operations, net of taxes in the first half of fiscal 2009 to loss from continuing operations, net of taxes in the first half of fiscal 2010 of $7.2 million, a non-cash charge related to a gain on extinguishment of debt of $1.3 million recorded in the first half of fiscal 2009 and a decrease in inventory-related charges of $0.7 million. This was offset by an increase in non-cash charges related to depreciation and amortization of $1.8 million primarily due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 and an increase in stock-based compensation of $1.0 million. In the first half of fiscal 2010, cash received from customers totaled $44.2 million and cash paid to suppliers and employees for payroll totaled $77.1 million. In the first half of fiscal 2010, income from continuing operations, net of taxes, included interest income of $4.6 million.

As our revenues from our legacy products are expected to continue to decline, and the opportunities to sell our newer serial products that incorporate our new technology under the DCP strategy may be adversely impacted due to a reduction in IT spending for servers as a result of current economic conditions, we may be unable to manage our expenses to a level that will allow us to generate positive cash flows in the future.

Investing Activities: Net cash used in investing activities was $30.5 million in the first half of fiscal 2010 compared to net cash provided by investing activities of $31.5 million in the first half of fiscal 2009. We utilized cash for the net purchases of marketable securities of $29.4 million in the first half of fiscal 2010 while we received cash proceeds from the net sales and maturities of marketable securities of $69.0 million in the first half of fiscal 2009. We continue to manage our cash through interest-bearing accounts. We also acquired Aristos for $38.0 million in the first half of fiscal 2009 and entered into a software license agreement with Synopsys in the first half of fiscal 2010 for $1.8 million, of which $0.7 million was paid in the second quarter of fiscal 2010 and the remaining $1.1 million will be paid through March 2011.

Financing Activities: Net cash used in financing activities was $1.8 million and $135.3 million in the first half of fiscal 2010 and 2009, respectively. In the first halves of fiscal 2010 and 2009, we repurchased less than $0.1 million and $138.5 million, respectively, in principal amount of our 3/4% Notes for an aggregate price of less than $0.1 million and $136.9 million, respectively. We continued to experience a decline in the issuance of common stock under our equity compensation programs in the first half of fiscal 2010 compared to the first half of fiscal 2009 as a large number of options held by our employees had exercise prices that were substantially above the current market value of our common stock and a reduction in our headcount.

Common Stock Repurchase Program

In July 2008, our board of directors authorized a stock repurchase program to purchase up to $40.0 million of our common stock. During the second quarter of fiscal 2010, we purchased approximately 0.7 million shares of our common stock at an average price of $2.46 per share for an aggregate purchase price of $1.7 million, excluding brokerage commissions. We have accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of October 2, 2009, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At October 2, 2009, we had $385.6 million in cash, cash equivalents and marketable securities, of which approximately $28.2 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, other debt securities and United States government securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in stockholders’ equity.

Our investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. Our investment policy establishes minimum ratings for each classification of investment and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation.

In the second quarters and first halves of fiscal 2010 and 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At October 2, 2009 and March 31, 2009, the carrying value of such investments aggregated $1.3 million and $1.2 million, respectively, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future.

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

Holdback

In connection with our acquisition of Aristos, a portion of the purchase price totaling $4.3 million was held back to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date, of which $2.2 million was paid in the second quarter of fiscal 2010.

Convertible Subordinated Notes

In the first half of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Notes on the open market. At October 2, 2009, we had a remaining liability of $0.4 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next 12 months (See Note 8 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a detailed discussion of our debt and equity transactions).

Intellectual Property and Other Indemnification Obligations

We have entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by us is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have agreements whereby we indemnify our directors and certain of our officers for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, we maintain a director and officer insurance policy which may cover all or a portion of the liabilities arising from our obligation to indemnify our directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations

As of October 2, 2009, we did not have any significant changes to our contractual obligations that were disclosed in the Liquidity section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2009. For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Acquisitions

In September 2008, we acquired Aristos, a provider of RAID technology to the data storage industry, for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which approximately $2.1 million is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction as of October 2, 2009; (iii) payments made of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) $0.8 million accrued for direct transaction fees, including legal, valuation and accounting fees. The acquisition of Aristos will allow us to expand into adjacent RAID markets that we believe will provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and will provide us with a strong ASIC roadmap. In addition, this acquisition enables us to pursue new OEM opportunities and expand our channel product offerings containing unified serial technologies.

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

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction. This resulted in a recorded gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2009, we established a reserve for the full remaining $1.2 million of this receivable due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, we amended the promissory note agreement with Overland, which allows Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010. Due to the continued concern of Overland’s ability to pay us, we will release the reserve on the receivable as cash is collected. As a result, in the second quarter and first half of fiscal 2010, we recorded a gain of $0.3 million and $0.8 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement. To date, we recorded a cumulative gain of $5.3 million through the first half of fiscal 2010 on the disposal of the Snap Server NAS business in “Gain from disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

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

Our largest minority stockholder’s consent solicitation, and the proposals contained therein, have affected and may continue to have an adverse effect on our results of operations.* Our largest minority stockholder, Steel Partners II, L.P., together with Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren G. Lichtenstein, Jack L. Howard and John J. Quicke, have filed a consent solicitation to seek stockholder approval on certain proposals regarding our amended and restated bylaws and the composition of our board of directors. In response to the Steel Group’s actions, we incurred $0.7 million for professional fees in the second quarter of fiscal 2010 in connection with our consent revocation solicitation. We expect to incur an additional $0.5 million in the next quarter in connection with our consent revocation solicitation. These costs, both individually and in the aggregate, have had and are expected to continue to have an adverse effect on our results of operations.

The effects of the Steel Group’s consent solicitation, may adversely affect our business and financial results and are not expected to be limited to short-term expense impacts to our operating results.* While the effects of the consent solicitation by the Steel Group are not known at this time, we could lose new business opportunities due to the distraction of management’s time and resources away from current operations. In addition, the routine business activities of our employees have been and will continue to be negatively impacted due to the uncertainty of the outcome of the consent solicitation. This distraction has also created uncertainty in the marketplace with our customers and suppliers, and may lead to lower revenues and our inability to obtain products and/or services in a timely manner for competitive prices from our suppliers. This may result in an adverse impact on both our short-term and long-term revenues and overall financial results. If we fail to obtain stockholder support to reject the Steel Group’s proposals, the resulting changes to our principal business and corporate structure are likely to have an even further adverse impact on both our short-term and long-term financial results.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment. Economic conditions have deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by worldwide liquidity and credit concerns and the related effects on economies around the world. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:

•	Reduced demand for our products;

•	Increased price competition for our products;

•	Increased risk of excess and obsolete inventories;

•	Increased risk in the collectibility of cash from our customers;

•	Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and

•	Higher operating costs as a percentage of revenues.

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

The actions that we are considering could adversely affect our business and financial results in the short-term, may not have the long-term beneficial results that we intend and could result in the following:

•	Loss of customers;

•	Loss of employees;

•	Increased dependency on suppliers;

•	Supply issues;

•	Reduced revenue base;

•	Impairment of our assets;

•	Increased operating costs;

•	Material restructuring charges; and

•	Loss of liquidity.

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

If the net book value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.* Certain events or changes in circumstances would require us to assess the recoverability of the net book value amount of our long-lived assets. For example, in fiscal 2009, we recorded an impairment charge of $16.9 million to write-off goodwill based on our annual review in the fourth quarter of fiscal 2009. We also assessed the fair values of the related intangible assets and determined that our other intangible assets were not impaired in fiscal 2009 and the first half of fiscal 2010; however, due to the ongoing uncertainty in market conditions, we will continue to monitor and evaluate our net book value of our other intangible assets and other long-lived assets in future periods. If the deterioration of macroeconomic conditions continues to worsen and if our business performance declines, we may be required to record impairment charges in the future, which could adversely affect our financial results.

If our design wins do not result in significant sales, our revenues will continue to decline. A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated within its product. In October 2008, we announced a design win with IBM for our RSP technology, which will be implemented into its IBM BladeCenter S product. The success that we ultimately experience from a design win is largely a factor of the success of the customer’s product into which our product has been integrated. We have virtually no control over, and sometimes have very little visibility as to, the success of our customer’s products, which is dependent upon a number of factors including current market conditions. If our design wins do not result in significant sales, our revenues will continue to decline which could adversely affect our business.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on new opportunities.* Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest such existing business or product offering. For example, in the first quarter of fiscal 2009, we sold our Snap Server NAS business and reclassified all historical costs as discontinued operations. However, we may seek growth opportunities beyond those presented by our existing product lines by entering into strategic alliances, partnerships or acquisitions to scale our business, and we may not succeed in these efforts.

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in the past in obtaining designs wins, which may prevent us from sustaining or growing our revenues from OEM customers.* A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure design wins from these OEM customers in connection with their new products, which have adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, IBM notified us that we did not receive design wins for their new serial products, which will have a negative impact on our revenues over the next quarter . We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.* Historically, a small number of our customers have accounted for a significant portion of our net revenues. For example, in the first half of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 26%, 13% and 12% of our total net revenues, respectively, and in the first half of fiscal 2009, IBM and Ingram Micro accounted for 35% and 11% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers’ economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline further. For example, in the second quarter of fiscal 2008, IBM notified us that we did not receive design wins for their new serial products, which will have a negative impact on our revenues over the next quarter . While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products; therefore, we will currently be increasingly dependent on our channel products and customers for future revenue growth. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that these customers will continue to purchase quantities of our products at current levels, or at all.

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

To execute our strategies, we may enter into strategic alliances with, partner with, invest in or acquire companies with complementary or strategic products or technologies or make other structural changes to our business. Costs associated with these strategic alliances, investments or acquisitions may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the acquired companies, products or technologies. We may pursue strategic transactions, partnerships, investments and acquisitions to scale our business as sales of our core parallel products continue to decline. These may include both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. To be successful in the strategic alliances, partnerships, investments or acquisitions that we may enter into or make, we must:

•	Conduct strategic alliances, partnerships, investments or acquisitions that enhance our time to market with new products;

•	Successfully prevail over competing bidders for target strategic alliances, partnerships, investments or acquisitions at an acceptable price;

•	Invest in companies and technologies that contribute to the profitable growth of our business;

•	Integrate acquired operations into our business and maintain uniform standards, controls and procedures;

•	Retain the key employees of the acquired operations;

•	Develop the capabilities necessary to exploit newly acquired technologies; and

•	Consider structural changes to achieve additional stockholder return.

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

If we consummate any potential future acquisitions in which the consideration consists of our common stock or other securities, our existing stockholders’ ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash. If we were to use a substantial portion of our available cash, we might need to repatriate cash from our subsidiaries, which may cause us to incur additional income taxes at a rate up to 40%, which is our blended (federal and state) statutory rate in the United States. In addition, we may be required to invest significant resources to perform under a strategic alliance or partnership, or to complete an acquisition or investment, which could adversely affect our results of operations, at least in the short-term, even if we believe the acquisition, strategic alliance or investment will benefit us in the long-term.

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

Our operations depend on the efforts of our workforce, particularly our executives, principal engineers and other key employees, the loss of whom could affect the growth and success of our business.* To be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by a dispute with a hedge fund and our largest minority stockholder, workforce reductions, including absorbing additional responsibilities as we become a smaller company, temporary reductions in employees’ compensation, as well as the uncertainty regarding the outlook of our company as revenues continue to decline. Each of our employees is an “at-will” employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty and may seek employment with one or more of our competitors. The loss of any of our key employees as well as a high level of attrition from all our other employees could have a significant impact on our operations.

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.* We have implemented several restructuring plans prior to fiscal 2010 and recorded related restructuring charges of $6.1 million, $6.3 million and $3.7 million in fiscal years 2009, 2008 and 2007, respectively. We also recorded minimal restructuring adjustments for these plans in the first half of fiscal 2010. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities. The goals of our restructuring plans that were implemented were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. We have in the past not realized, and in the future may not realize, the anticipated benefits of the restructuring plans we initiated. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

If we lose the cooperation of other hardware and software producers whose products are integral to ours, our ability to sustain or grow our revenues could be adversely affected. We must design our products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

•	I/O and RAID ASICs;

•	Microprocessors;

•	Peripherals;

•	Operating system software;

•	Server and desktop motherboards; and

•	Enclosures.

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

We must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect to receive a negative impact on our net revenues from our serial legacy products sold to OEMs over the next quarter as IBM notified us in the second quarter of fiscal 2008 that we did not receive design wins for their new serial products.

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

We cannot assure you that we will have sufficient resources to accomplish any or all of the following:

•	Satisfy any growth in demand for our products;

•	Make timely introductions of new products;

•	Compete successfully in the future against existing or potential competitors; or

•	Prevent price competition from eroding margins.

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.* We derived approximately 56% of our total net revenues for the first half of fiscal 2010 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

If we fail to adequately forecast demand for our products, we may incur excess product inventory costs and our financial results will be adversely affected. As the sales of our products are completed through standard purchase orders rather than long-term contracts, we provide our contract manufacturer forecasts based on anticipated future demand from our customers. To the extent that our customers’ demands fall below their initial forecasts and we are unable to sell the product to another customer, and because our purchase commitment lead time to manufacture products with our contract manufacturer is longer than the lead time for a customer to cancel or reschedule an order, we may be exposed to excess product inventory costs and our financial results will be adversely affected. For example, in the third quarter of fiscal 2007, we incurred significant inventory-related charges due to a decline in our revenue stream.

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

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position. We are subject to income and other taxes in the United States and in the foreign taxing jurisdictions in which we operate. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation and is subject to audit and redetermination by the taxing authorities. Although we believe our tax estimates are reasonable, the following factors could cause our effective tax rate to be materially different than tax amounts recorded in our Unaudited Condensed Consolidated Financial Statements:

•	The jurisdiction in which profits are determined to be earned and taxed;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Changes in available tax credits;

•	Changes in share-based compensation expense;

•

Changes in tax laws, the interpretation of tax laws either in the United States or abroad or the issuance of new interpretative accounting guidance related to uncertain transactions and calculations where the tax treatment was previously uncertain; and

•	The resolution of issues arising from tax audits with various tax authorities.

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

Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline. The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

Technologies:

•	CIFS

•	Ethernet

•	Fibre channel

•	FTP

•	HTTP

•	IPsec

•	iSCSI

•	NFS

•	PCI

•	PCIe

•	PCI-X

•	RAID

•	SAS

•	SATA

•	SCSI

•	SMI-S

Operating Systems:

•	Linux

•	MacOS

•	Netware

•	UNIX

•	VMware

•	Windows

If user acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products, these changes could adversely affect our business and financial results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business. We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Although not currently mandated by any laws and regulations, we experienced a delay in sales from some of our customers that required halogen-free products, which eliminated the use of environmentally sensitive materials, including certain “salt-formers.” If our products become non-compliant with the various environmental laws and regulations, or no longer meets our customer specification for environmental products, we may suffer a loss of revenues, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage. We could also incur substantial costs to comply our products to meet the environmental needs of our customers, laws and regulations, which could negatively affect our results of operations and financial position.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2009, which include revenue recognition, cash, cash equivalents and marketable securities valuation, inventory, goodwill, stock-based compensation and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended March 31, 2009 describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.* A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, on April 1, 2007, we revised our policy in conformity with the liability classification requirements upon our adoption for the accounting of uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At October 2, 2009, we had recorded gross liabilities of $7.1 million for uncertain tax positions, of which $2.3 million and $4.8 million were reflected in “Accrued and other liabilities” and “Other long-term liabilities,” respectively, and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Consolidated Statements of Operations within “Benefit from (provision for) income taxes.”

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

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.* We continue to hold non-controlling interest in privately held venture funds. At October 2, 2009, the carrying value of such investments aggregated $1.3 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in the fiscal 2009, the value of our non-controlling interest in privately held venture funds declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

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

Issuer Purchases of Equity Securities

In July 2008, our board of directors authorized a stock repurchase program to purchase up to $40.0 million of our common stock. We have repurchased approximately $1.7 million in shares of our common stock in the open market through October 2, 2009. The following table summarizes information about our repurchases of our stock during the second quarter of fiscal 2010:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
July 4, 2009 - August 7, 2009	706,400	$2.46	706,400	$35,895,054
August 8, 2009 - September 4, 2009	—	—	—	35,895,054
September 5, 2009 - October 2, 2009	—	—	—	35,895,054

Total	706,400	$2.46	706,400	$35,895,054

Item 4.	Submission of Matters to a Vote of Security Holders.

Reference is made to (i) the Definitive Consent Revocation Statement filed by Adaptec with the SEC on September 29, 2009 and (ii) the Definitive Consent Statement filed by the Steel Group on September 25, 2009. As of the date hereof the foregoing solicitations are ongoing.

Item 6.	Exhibits.

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

3.1	Amended and Restated Bylaws of Adaptec, Inc., as amended on September 18, 2009.					X

10.1	Compensatory Arrangement of Joseph S. Kennedy as Chairman of the Board of Directors	8-K	000-15071	September 8, 2009	n/a

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.

By:	/S/ MARY L. DOTZ	Date: November 2, 2009
Mary L. Dotz Chief Financial Officer (principal financial officer)

By:	/S/ JOHN M. WESTFIELD
	John M. Westfield Vice President and Corporate Controller (principal accounting officer)	Date: November 2, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

3.1	Amended and Restated Bylaws of Adaptec, Inc., as amended on September 18, 2009.					X

10.1	Compensatory Arrangement of Joseph S. Kennedy as Chairman of the Board of Directors	8-K	000-15071	September 8, 2009	n/a

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X