Form 10-Q
period 2010-01-01
ADAPTEC INC
filed 2010-02-03
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010 or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Adaptec’s common stock outstanding as of January 29, 2010 was 120,356,315.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
	(in thousands, except per share amounts)
Net revenues	$16,909	$28,205	$57,089	$91,363
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	9,441	17,062	31,355	52,209

Gross profit	7,468	11,143	25,734	39,154

Operating expenses:
Research and development	6,972	7,781	21,721	18,547
Selling, marketing and administrative	10,149	9,388	24,710	27,638
Amortization of acquisition-related intangible assets	325	325	975	433
Restructuring charges	962	930	1,019	4,169

Total operating expenses	18,408	18,424	48,425	50,787

Loss from continuing operations	(10,940)	(7,281)	(22,691)	(11,633)
Interest and other income, net	3,586	3,574	8,597	15,078
Interest expense	—	(142)	(5)	(1,459)

Income (loss) from continuing operations before income taxes	(7,354)	(3,849)	(14,099)	1,986
Benefit from (provision for) income taxes	(140)	3,939	2,668	1,369

Income (loss) from continuing operations, net of taxes	(7,494)	90	(11,431)	3,355

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	—	(207)	—	(941)
Gain (loss) on disposal of discontinued operations, net of taxes	212	(1,189)	970	4,605

Income (loss) from discontinued operations, net of taxes	212	(1,396)	970	3,664

Net income (loss)	$(7,282)	$(1,306)	$(10,461)	$7,019

Income (loss) per share:
Basic
Continuing operations	$(0.06)	$0.00	$(0.10)	$0.03
Discontinued operations	$0.00	$(0.01)	$0.01	$0.03
Net income (loss)	$(0.06)	$(0.01)	$(0.09)	$0.06
Diluted
Continuing operations	$(0.06)	$0.00	$(0.10)	$0.02
Discontinued operations	$0.00	$(0.01)	$0.01	$0.03
Net income (loss)	$(0.06)	$(0.01)	$(0.09)	$0.05

Shares used in computing income (loss) per share:
Basic	119,137	120,231	119,127	119,702
Diluted	119,137	120,473	119,127	132,765

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	January 1, 2010	March 31, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$85,930	$111,724
Marketable securities	294,459	264,868
Accounts receivable, net	7,226	11,735
Inventories	2,210	4,095
Prepaid expenses and other current assets	14,981	17,050

Total current assets	404,806	409,472
Property and equipment, net	11,352	11,664
Other intangible assets, net	17,440	19,748
Other long-term assets	2,962	9,223

Total assets	$436,560	$450,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,260	$10,528
Accrued and other liabilities	11,035	13,251
3/4% Convertible Senior Subordinated Notes	414	474

Total current liabilities	20,709	24,253
Other long-term liabilities	4,790	7,310
Deferred income taxes	6,495	7,664

Total liabilities	31,994	39,227

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	119	120
Additional paid-in capital	202,441	200,293
Accumulated other comprehensive income, net of taxes	4,964	2,964
Retained earnings	197,042	207,503

Total stockholders’ equity	404,566	410,880

Total liabilities and stockholders’ equity	$436,560	$450,107

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine-Month Period Ended
	January 1, 2010	December 26, 2008
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(10,461)	$7,019
Less: income from discontinued operations, net of taxes	970	3,664

Income (loss) from continuing operations, net of taxes	(11,431)	3,355
Adjustments to reconcile income (loss) from continuing operations, net of taxes, to net cash provided by operating activities:
Stock-based compensation expense	5,101	2,109
Inventory-related charges (credit)	(425)	1,744
Depreciation and amortization	7,428	5,477
Gain on extinguishment of debt	—	(1,643)
Gain on sale of investments	(440)	—
Other non-cash items	11	60
Changes in assets and liabilities, net of effects from the purchase of Aristos Logic Corporation	5,436	(1,733)

Net Cash Provided by Operating Activities of Continuing Operations	5,680	9,369
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	970	(358)

Net Cash Provided by Operating Activities	6,650	9,011

Cash Flows From Investing Activities:
Purchase of Aristos Logic Corporation, net of cash acquired	—	(38,005)
Purchases of other intangible assets	(702)	—
Purchases of property and equipment	(884)	(452)
Proceeds from sale of investments	440	—
Purchases of marketable securities	(164,932)	(195,054)
Sales of marketable securities	79,735	235,861
Maturities of marketable securities	54,397	58,921
Maturities of restricted marketable securities	—	1,688

Net Cash Provided by (Used in) Investing Activities of Continuing Operations	(31,946)	62,959
Net Cash Provided by Investing Activities of Discontinued Operations	—	776

Net Cash Provided by (Used in) Investing Activities	(31,946)	63,735

Cash Flows From Financing Activities:
Repurchases of long-term debt	(60)	(221,380)
Proceeds from issuance of common stock	151	1,602
Repurchase of common stock	(1,756)	—

Net Cash Used in Financing Activities	(1,665)	(219,778)

Effect of Foreign Currency Translation on Cash and Cash Equivalents	1,167	(2,728)

Net Decrease in Cash and Cash Equivalents	(25,794)	(149,760)
Cash and Cash Equivalents at Beginning of Period	111,724	239,911

Cash and Cash Equivalents at End of Period	$85,930	$90,151

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“Consolidated Financial Statements”) of Adaptec, Inc. and its wholly-owned subsidiaries (collectively, “Adaptec” or the “Company”) have been prepared on a consistent basis with the March 31, 2009 audited consolidated annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. This includes the Company’s purchase of Aristos Logic Corporation (“Aristos”), a Delaware corporation, in September 2008, through a merger in which Aristos became a wholly-owned subsidiary of the Company, as further discussed in Note 4. The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the SEC on June 4, 2009. The results of operations for the third quarter of fiscal 2010 are not necessarily indicative of the results to be expected for the entire fiscal year. The Company has evaluated subsequent events through February 3, 2010, the date that the financial statements were issued and determined that no subsequent events have occurred that require recognition or disclosure in the Company’s Consolidated Financial Statements for the third quarter of fiscal 2010.

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

In May 2009, the FASB established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosure requirement includes a statement of the date through which the Company has evaluated subsequent events and the basis for that date, including a statement that it has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of the accounting standard related to accounting and disclosure requirements for subsequent events, which was effective for interim and annual periods ending after June 15, 2009, or the Company’s first quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Note 1 to the Consolidated Financial Statements.

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

In September 2009, the FASB amended the requirements for revenue recognition, which eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. In addition, the revenue recognition guidance amends the scope to exclude tangible products that contain software and non-software components that function together to deliver the product’s essential functionality. The amendments to the accounting standards related to revenue recognition are effective for fiscal years beginning after June 15, 2010, which will be the Company’s first quarter of fiscal 2012, unless adopted early. Upon adoption, the Company may apply the guidance retrospectively or prospectively for new or materially modified arrangements. The Company is currently evaluating the financial impact that this accounting standard will have on its Consolidated Financial Statements.

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance provides that an entity shall disclose any significant transfers of assets and liabilities between those that are actively traded in markets (level 1) and those that are not actively traded but have observable inputs (level 2), and the reasons for the transfers. This guidance is effective for interim or fiscal periods beginning after December 15, 2009, which will be the Company’s fourth quarter of fiscal 2010. The guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (level 3) should separately disclose the purchases, sales, issuances and settlements in a rollforward as opposed to aggregating it as one. This guidance is effective for fiscal years beginning after December 15, 2010, which will be the Company’s first quarter of fiscal 2012. The Company does not anticipate that the additional disclosure requirements will have a material impact on its Consolidated Financial Statements.

3. Employee Stock Benefit Plans

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has outstanding options issued under equity incentive plans that have terminated and equity plans that it assumed in connection with its previous acquisitions. For a complete discussion of these plans, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. During the third quarter of fiscal 2010, each non-employee director of the Company received an option to purchase 12,500 shares of the Company’s common stock, with such option vesting quarterly over one year and 12,500 shares of restricted stock, which will fully vest one year after the date of grant. However, both the option to purchase 12,500 shares of the Company’s common stock and 12,500 shares of restricted stock will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. These equity awards resulted in stock-based compensation expense of $0.3 million during the third quarter of fiscal 2010.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 1, 2010, the Company had an aggregate of 20.2 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 7.1 million shares were subject to outstanding options and other stock awards, and 13.1 million shares were available for future grants of options and other stock awards. As of January 1, 2010, the Company had an aggregate of 2.0 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.8 million shares were subject to outstanding options and other stock awards, and 1.2 million shares were available for future grants of options and other stock awards. As of January 1, 2010, the Company had minimal shares of common stock reserved that are subject to outstanding options under assumed plans.

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company’s equity incentive plans as of January 1, 2010 and changes during the first nine months of fiscal 2010 was as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2009	5,372	$5.21
Granted	1,584	$2.87
Exercised	(62)	$2.44
Cancelled	(328)	$3.19
Forfeited	(744)	$7.33

Outstanding at January 1, 2010	5,822	$4.44	4.21	$930

Options vested and expected to vest at January 1, 2010	5,420	$4.55	4.04	$762

Options exercisable at January 1, 2010	4,015	$5.08	3.19	$247

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on The NASDAQ Global Market and the exercise price of the underlying awards for the 2.0 million shares subject to options that were in-the-money at January 1, 2010. During the third quarter and first nine months of fiscal 2010, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans were $0.2 million in each period, determined as of the date of option exercise. During the first nine months of fiscal 2009, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was $0.3 million. As of January 1, 2010, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $1.8 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.27 years.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) have been granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The Company’s right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of January 1, 2010, there were 1.1 million shares of service-based restricted stock awards and 1.0 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions, exclusive of certain change of control provisions. The cost of these awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse; except for those restricted stock units that would vest over a specified period based upon meeting certain performance criteria from the date of grant, which would then be evaluated on a quarterly basis. Under the 2004 Equity Incentive Plan, the specified period for restricted stock units with performance-based vesting generally ranges from 18 months to 36 months. Of the 1.0 million shares of restricted stock units outstanding at January 1, 2010, 0.9 million represented

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

restricted stock units with performance-based vesting. The Company assessed the probability of these performance criteria being achieved at January 1, 2010 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in the third quarter and first nine months of fiscal 2010. In addition, any previously recorded stock-based compensation expense associated with these restricted stock units with performance-based vesting, of which $0.1 million was recorded in the third quarter of fiscal 2009, was reversed in the respective quarter in which the probability of achieving the performance criteria was determined to be remote, resulting in no stock-based compensation expense to date. For a complete discussion on how the restrictions generally lapse for restricted stock, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

A summary of activity for restricted stock as of January 1, 2010 and changes during the first nine months of fiscal 2010 was as follows:

	Shares	Weighted Average Grant-Date Fair Value per Share
	(in thousands, except per share amounts)
Non-vested restricted stock at March 31, 2009	2,181	$3.43
Granted	1,687	$2.82
Vested	(1,172)	$3.65
Cancelled	(554)	$2.90

Non-vested restricted stock at January 1, 2010	2,142	$2.97

All restricted stock was awarded at the par value of $0.001 per share. As of January 1, 2010, the total unrecognized compensation expense related to non-vested restricted stock, net of estimated forfeitures, which is inclusive of the restricted stock units with performance-based vesting discussed above, was $4.8 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.84 years.

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the third quarters and first nine months of fiscal 2010 and 2009 was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenues	$139	$83	$364	$304
Research and development (2)	505	220	1,213	(46)
Selling, marketing and administrative	2,255	639	3,524	1,851

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes (1)	$2,899	$942	$5,101	$2,109

Stock-based compensation expense by type of award:
Stock options (1)	$1,277	$316	$1,865	$784
Restricted stock (1)	1,622	626	3,236	1,325

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes (1)	$2,899	$942	$5,101	$2,109

(1)	In the third quarter and first nine months of fiscal 2010, the Company’s Unaudited Condensed Consolidated Statements of Operations included additional compensation expense of $1.7 million in each period relating to accelerated vesting of certain options and shares of restricted stock or extending the period to exercise stock options after termination. Of this amount, $0.9 million was attributable to options and $0.8 million was attributable to restricted stock. Of the $1.7 million additional compensation expense recorded in the third quarter and first nine months of fiscal 2010, $0.8 million related to the modification of stock-based awards in connection with the Separation Agreement of Subramanian Sundaresh, the former CEO.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(2)	The Company recorded a credit to the Unaudited Condensed Consolidated Statements of Operations in the first nine months of fiscal 2009 based on a true-up of actual forfeitures on restricted stock that fully vested prior to the end of the first quarter of fiscal 2009 and in the second quarter of fiscal 2009. This was further impacted by the Company’s reduction in headcount through reductions in force, the sale of the Snap Server NAS business and, to a lesser extent, general attrition in the Company’s workforce.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. For the third quarters and first nine months of fiscal 2010 and 2009, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there were no stock-based compensation costs capitalized as part of an asset in the third quarters and first nine months of fiscal 2010 and 2009 as the amounts are not material.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of the Company’s outstanding stock options and other stock-based awards granted in the third quarters and first nine months of fiscal 2010 and 2009 was estimated using the following weighted-average assumptions:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
Expected life (in years)	3.81	4.22	4.04	4.37
Risk-free interest rates	1.76%	2.24%	2.18%	2.76%
Expected volatility	48%	38%	49%	38%
Dividend yield	—	—	—	—
Weighted average fair value:
Stock options	$1.26	$1.00	$1.16	$1.21
Restricted stock	$3.29	$2.84	$2.83	$3.46

Common Stock Repurchase Program

In July 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $40.0 million of the Company’s common stock. No common stock repurchases occurred during the third quarter of fiscal 2010. During the first nine months of fiscal 2010, the Company purchased approximately 0.7 million shares of its common stock at an average price of $2.46 per share for an aggregate purchase price of $1.7 million, excluding brokerage commissions. The Company has accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of January 1, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

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

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Acquisition

In September 2008, the Company acquired Aristos, a provider of RAID technology to the data storage industry, for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which approximately $2.1 million is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders as of January 1, 2010; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) payments made of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) $0.8 million accrued for direct transaction fees, including legal, valuation and accounting fees.

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

Pro forma financial information: The following unaudited pro forma financial information for the first nine months of fiscal 2009 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of the period presented. Such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt, the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the merger agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for the first nine months of fiscal 2009 were as follows:

Nine-Month Period Ended December 26, 2008
(in thousands, except per share amounts)
Net revenues	$93,149

Loss from continuing operations, net of taxes	$(7,304)
Income from discontinued operations, net of taxes	3,664

Net loss	$(3,640)

Income (loss) per common share:
Basic and diluted
Continuing operations	$(0.06)
Discontinued operations	$0.03
Net loss	$(0.03)

Shares used in computing income (loss) per share:
Basic and Diluted	119,702

5. Business Dispositions

Snap Server NAS Business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS portion of the Company’s former SSG segment (“Snap Server NAS business”) for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction. This resulted in a recorded gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2009, the Company established a reserve for the full remaining $1.2 million of this receivable due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, the Company amended the promissory note agreement with Overland, which allows Overland to pay the Company the remaining $1.2 million receivable plus accrued interest by March 31, 2010. Due to the continued concern of Overland’s ability to pay the Company, the Company will release the reserve on the receivable as cash is collected. As a result, in the third quarter and first nine months of fiscal 2010, the Company recorded a gain of $0.2 million and $1.0 million, respectively, in “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement. To date, the Company has recorded a cumulative gain of $5.6 million through the first nine months of fiscal 2010 on the disposal of the Snap Server NAS business in “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations for the third quarter and first nine months of fiscal 2009, which were previously included in the Company’s SSG segment, were as follows:

	Three-Month Period Ended	Nine-Month Period Ended
	December 26, 2008	December 26, 2008
	(in thousands)
Net revenues	$105	$4,413

Loss from discontinued operations before income taxes	(207)	(941)
Provision for income taxes	—	—

Loss from discontinued operations, net of taxes	$(207)	$(941)

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

The Company’s portfolio of marketable securities at January 1, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$26,526	$—	$—	$26,526
United States government securities	17,550	104	(20)	17,634
Government agencies	89,538	1,159	(75)	90,622
Mortgage-backed securities	40,146	608	(13)	40,741
Corporate obligations	151,443	1,677	(52)	153,068
Asset-backed securities	12,007	203	(1)	12,209

Total available-for-sale securities	337,210	3,751	(161)	340,800
Amounts classified as cash equivalents	(46,341)	—	—	(46,341)

Amounts classified as marketable securities	$290,869	$3,751	$(161)	$294,459

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The gross realized gains and losses from the sales of marketable securities for the third quarters and first nine months of fiscal 2010 and 2009 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
	(in thousands)
Gross realized gains	$191	$146	$580	$1,231
Gross realized losses	$(12)	$(118)	$(166)	$(684)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at January 1, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
United States government securities	$5,429	$(20)	$—	$—	$5,429	$(20)
Government agencies	14,523	(75)	—	—	14,523	(75)
Mortgage-backed securities	5,240	(13)	—	—	5,240	(13)
Corporate obligations	14,474	(52)	—	—	14,474	(52)
Asset-backed securities	475	(1)	—	—	475	(1)

Total	$40,141	$(161)	$—	$—	$40,141	$(161)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the third quarters and first nine months of fiscal 2010 and 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amortized cost and estimated fair value of investments in available-for-sale debt securities at January 1, 2010, by contractual maturity, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$170,132	$171,592
Mature after one year through three years	166,721	168,850
Mature after three years	357	358

Total	$337,210	$340,800

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

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are highly liquid. Level 1 instruments also include United States government securities, government agencies and substantially all mortgage-backed securities as these securities are backed by the federal government and traded in active markets frequently with sufficient volume. Level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both January 1, 2010 and March 31, 2009, the Company did not have any assets utilizing level 3 to value its financial assets on a recurring basis. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financial assets measured at fair value on a recurring basis at January 1, 2010 and March 31, 2009 were as follows:

	Total	January 1, 2010		Total	March 31, 2009
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Cash, including short-term deposits (1)	$66,115	$66,115	$—	$111,724	$111,724	$—
United States government securities (2)	17,634	17,634	—	6,655	6,655	—
Government agencies (2)	90,622	90,622	—	88,497	88,497	—
Mortgage-backed securities (2)	40,741	39,372	1,369	44,011	41,821	2,190
Corporate obligations (3)	153,068	—	153,068	92,823	—	92,823
Asset-backed securities (2)	12,209	—	12,209	32,882	—	32,882

Total	$380,389	$213,743	$166,646	$376,592	$248,697	$127,895

(1)	At January 1, 2010, the Company recorded $66,001,000 and $ 114,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $111,724,000 within “Cash and cash equivalents.”
(2)	Recorded within “Marketable securities.”
(3)	At January 1, 2010, the Company recorded $19,929,000 and $133,139,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $92,823,000 within “Marketable securities.”

At January 1, 2010, the Company utilized level 3, which is categorized as significant unobservable inputs, to value its non-financial assets on a non-recurring basis. The non-financial assets related to the Company’s non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At January 1, 2010 and March 31, 2009, the carrying value of such investments aggregated $1.2 million for each period, and was included within “Other Long Term Assets” on the Unaudited Condensed Consolidated Balance Sheets. The Company regularly monitors these investments by recording these investments based on quarterly statements the Company receives from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and Other Income, Net,” in the Unaudited Condensed Consolidated Statements of Operations.

8. Balance Sheet Details

Inventories

The components of inventories at January 1, 2010 and March 31, 2009 were as follows:

	January 1, 2010	March 31, 2009
	(in thousands)
Raw materials	$54	$62
Work-in-process	39	240
Finished goods	2,117	3,793

Inventories	$2,210	$4,095

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accrued and Other Liabilities

The components of accrued and other liabilities at January 1, 2010 and March 31, 2009 were as follows:

	January 1, 2010	March 31, 2009
	(in thousands)
Tax related	$1,039	$1,540
Acquisition related	467	616
Accrued compensation and related taxes	3,434	5,652
Deferred margin	1,873	1,338
Software license agreement	1,053	—
Other	3,169	4,105

Accrued and other liabilities	$11,035	$13,251

Other Long-Term Liabilities

The components of other long-term liabilities at January 1, 2010 and March 31, 2009 were as follows:

	January 1, 2010	March 31, 2009
	(in thousands)
Tax related	$3,546	$5,852
Acquisition related	294	614
Other	950	844

Other long-term liabilities	$4,790	$7,310

9. Other Intangible Assets, Net

The components of other intangible assets, net, at January 1, 2010 and March 31, 2009 were as follows:

	January 1, 2010			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$34,348	$(20,561)	$13,787	$34,348	$(17,742)	$16,606
Customer relationships	4,233	(2,067)	2,166	4,233	(1,091)	3,142
Trade name	674	(674)	—	674	(674)	—
Backlog	340	(340)	—	340	(340)	—

Subtotal	39,595	(23,642)	15,953	39,595	(19,847)	19,748
Intellectual property assets and warrants	26,992	(26,992)	—	26,992	(26,992)	—
Software license agreement	1,755	(268)	1,487	—	—	—

Other intangible assets, net	$68,342	$(50,902)	$17,440	$66,587	$(46,839)	$19,748

In July 2009, the Company entered into a software license agreement with Synopsys, Inc. for $1.8 million, of which $0.7 million was paid in the first nine months of fiscal 2010 and the remaining $1.1 million will be paid through March 2011. The amortization of the software license agreement will be recorded in “Research and development” over an estimated useful life of three years reflecting the pattern in which economic benefits of the assets are realized.

Amortization of other intangible assets, net was $1.4 million and $1.5 million in the third quarters of fiscal 2010 and 2009, respectively. Amortization of other intangible assets, net was $4.1 million and $2.0 million in the first nine months of fiscal 2010 and 2009, respectively.

In December 2009, the Company announced that it has initiated a process to pursue the potential sale or disposition of certain of its assets or business operations. As a result of this announcement, the Company evaluated its long-lived assets to determine whether the net book value would be recoverable. Based on the Company’s analysis, its long-lived assets were not considered impaired in the third quarter of fiscal 2010 as the sum of the expected undiscounted future cash flows exceeded the net book value of its long-lived assets. The sum of the expected undiscounted future cash flows was weighted to take into consideration the possible outcomes of whether the long-lived assets would be retained and utilized as opposed to sold or disposed.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The annual amortization expense of the other intangible assets, net, that existed as of January 1, 2010, is expected to be as follows:

Estimated Amortization Expense
(in thousands)
Fiscal Years:
2010 (remaining three months)	$1,410
2011	5,645
2012	4,887
2013	3,931
2014	1,567

Total	$17,440

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

In connection with the Company’s acquisitions of Aristos and Eurologic, a portion of the respective purchase prices and other future payments totaling $4.3 million and $3.8 million, respectively, were held back (the “Holdback”) to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of each acquisition date. $2.2 million of the Aristos Holdback was paid in the second quarter of fiscal 2010. As of January 1, 2010, the Aristos Holdback of $2.1 million remains outstanding for potential unknown liabilities that may arise. In the first nine months of fiscal 2009, the Company resolved the remaining disputed, outstanding claims against the Eurologic Holdback by entering into a deed of indemnity and a written settlement agreement with the representative of the Eurologic shareholders, which resulted in additional payments of $1.3 million. The Company’s initial payment of $2.3 million to the Eurologic shareholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in the first nine months of fiscal 2009 in “Loss from discontinued operations, net of taxes” in the Unaudited Condensed Consolidated Statements of Operations.

Contractual Obligations

As of January 1, 2010, the Company did not have any significant changes to the contractual obligations that were disclosed in Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, other than the Consulting Service Agreement that the Company entered into with Subramanian Sundaresh, its former CEO, and other contractual arrangements with certain executive officers in which the Company may be required to make additional payments based on the achievement of specified objectives, including objectives related to the potential sale or other disposition of the Company’s certain assets and business operations.

Risks and Uncertainties

In December 2009, the Company announced that it has initiated a process to pursue the potential sale or disposition of certain of its assets or business operations. If the Company is successful in completing a sale or disposition of its assets or business operations within the next twelve months, it is reasonably possible that the Company may incur significant charges in the future, which the Company can not estimate at this time. However, the Company believes its exposure includes, but is not limited to, the following:

•	Impairment of its long-lived assets;

•	Restructuring charges;

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•	Acceleration of unvested stock-based awards; and

•	Payments of its contractual obligations.

11. Restructuring Charges

In the third quarter of fiscal 2010, the Company committed to a new restructuring plan to better align its operating costs with the continued decline in its net revenues, resulting in a restructuring charge of $1.0 million. The Company reduced its workforce primarily in the general administrative functions and provided severance and related benefits of $0.8 million. The Company also consolidated its facilities further and incurred a net estimated loss of $0.2 million for vacating the premises. The actions from this restructuring plan are expected to continue in the fourth quarter of fiscal 2010 with expected expenses of approximately $0.2 million for severance and related benefits.

In addition, in the first nine months of fiscal 2010, the Company recorded minimal adjustments to the restructuring accrual primarily related to the estimated loss on facilities that the Company subleased related to its previous acquisition-related restructuring plan. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, which were to bring its operational expenses to appropriate levels relative to the Company’s net revenues, while simultaneously implementing extensive company-wide expense-control programs, please refer to Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

The activity in the restructuring accrual was as follows for the first nine months of fiscal 2010:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2009	$1,086	$1,803	$2,889
Q3’10 Restructuring Plan charges	742	220	962
Accrual adjustments	(16)	73	57
Cash paid	(1,429)	(1,053)	(2,482)

Accrual balance at January 1, 2010	$383	$1,043	$1,426

The Company anticipates that the remaining restructuring severance and benefits balance of $0.4 million at January 1, 2010, will be substantially paid out by the first quarter of fiscal 2011 while the remaining restructuring other charges balance of $1.0 million, relating to lease obligations, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance at January 1, 2010, $1.1 million was reflected in “Accrued and other liabilities” and $0.3 million was reflected in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

The activity in the restructuring accrual was as follows for the first nine months of fiscal 2009:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2008	$21	$2,778	$2,799
Q1’09 Restructuring Plan charges	3,054	354	3,408
Q3’09 Restructuring Plan charges	946	—	946
Accrual adjustments	(58)	(127)	(185)
Cash paid	(2,983)	(1,125)	(4,108)

Accrual balance at December 26, 2008	$980	$1,880	$2,860

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Interest and Other Income, Net

The components of interest and other income, net, for the third quarters and first nine months of fiscal 2010 and 2009 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
	(in thousands)
Interest income	$1,990	$3,421	$6,609	$14,016
Realized currency transaction gains (losses)	(34)	(207)	439	(581)
Gain on extinguishment of debt, net	—	360	—	1,643
Gain on settlement of class action suit	944	—	944	—
Gain on sale of investments	440	—	440	—
Other	246	—	165	—

Interest and other income, net	$3,586	$3,574	$8,597	$15,078

In the third quarter of fiscal 2010, the Company received $0.9 million from Micron Technology, Inc. as part of a class action settlement regarding DRAM antitrust matters. The Company also recorded a gain of $0.4 million from the sale of an investment in a non-controlling interest of a non-public company.

In the third quarter of fiscal 2009, the Company repurchased $52.5 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $52.0 million, resulting in a gain on extinguishment of debt of $0.4 million (net of unamortized debt issuance costs of $0.1 million). In the first nine months of fiscal 2009, the Company repurchased $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million). In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008, which required the Company to purchase their 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $32.5 million, plus accrued and unpaid interest.

13. Income Taxes

The Company recorded a tax provision of $0.1 million in the third quarter of fiscal 2010 compared to a tax benefit of $3.9 million in the third quarter of fiscal 2009. The Company recorded tax benefits of $2.7 million and $1.4 million in the first nine months of fiscal 2010 and 2009, respectively. Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for fiscal years 2010 and 2009 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the third quarter and first nine months of fiscal 2010, the tax provision and tax benefit, respectively, included discrete tax benefits of $1.3 million in each period related to additional tax refunds that became available to the Company during the third quarter of fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the net operating loss carryback period from two to five years for United States federal tax purposes. The Company also recorded discrete tax benefits of $1.8 million and $4.4 million, in the third quarter and first nine months of fiscal 2010, respectively, primarily due to reaching final settlement with the German Tax Authorities for fiscal years 2001 through 2004 and the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by discrete tax expense of $3.2 million in both the third quarter and first nine months of fiscal 2010, primarily due to the on-going audits in its foreign jurisdictions.

        For the first nine months of fiscal 2010 and 2009, the Company’s tax provision included changes in judgment in other uncertain tax positions in the U.S. and certain foreign jurisdictions based on new information received and new uncertain tax positions that were identified. In the first nine months of fiscal 2009, the IRS concluded its audit of the Company’s federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to the Company’s tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions that the Company operates in continue

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to audit its tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether it will be required to make additional tax payments for the tax exposures in its foreign jurisdictions.

As of January 1, 2010, the Company’s total gross unrecognized tax benefits were $24.7 million, of which $4.3 million, if recognized, would affect the effective tax rate. There was an overall decrease of $3.1 million in the Company’s gross unrecognized tax benefits in the first nine months of fiscal 2010 due to benefits from the Singapore and Germany audit settlements noted above, offset by changes in judgment related to foreign audits as a result of new information that the Company received in the first nine months of fiscal 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of January 1, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in tax years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of the Company’s tax returns by the U.S. or foreign tax authorities; and

•	expiration of statutes of limitations on the Company’s tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months.

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

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) for the third quarters and first nine months of fiscal 2010 and 2009 was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008 (1)	January 1, 2010	December 26, 2008
	(in thousands, except per share amounts)
Numerators:
Income (loss) from continuing operations, net of taxes - basic	$(7,494)	$90	$(11,431)	$3,355
Income (loss) from discontinued operations, net of taxes - basic	212	(1,396)	970	3,664

Net income (loss) - basic	$(7,282)	$(1,306)	$(10,461)	$7,019

Adjustments:
Adjustment for interest expense on 3/4% Notes, net of taxes	$—	$—	$—	$1,388
Adjustment for gain on repurchase of 3/4% Notes, net of taxes	—	—	—	(1,643)

Total adjustments	$—	$—	$—	$(255)

Adjusted income (loss) from continuing operations, net of taxes - diluted	$(7,494)	$90	$(11,431)	$3,100
Adjusted income (loss) from discontinued operations, net of taxes - diluted	212	(1,396)	970	3,664

Adjusted net income (loss) - diluted	$(7,282)	$(1,306)	$(10,461)	$6,764

Denominators:
Weighted average shares outstanding - basic	119,137	120,231	119,127	119,702
Effect of dilutive securities:
Stock options and other stock-based awards	—	242	—	689
3/4% Notes	—	—	—	12,374

Weighted average shares and potentially dilutive common shares outstanding - diluted	119,137	120,473	119,127	132,765

Income (loss) per share:
Basic
Continuing operations	$(0.06)	$0.00	$(0.10)	$0.03
Discontinued operations	$0.00	$(0.01)	$0.01	$0.03
Net income (loss)	$(0.06)	$(0.01)	$(0.09)	$0.06
Diluted
Continuing operations	$(0.06)	$0.00	$(0.10)	$0.02
Discontinued operations	$0.00	$(0.01)	$0.01	$0.03
Net income (loss)	$(0.06)	$(0.01)	$(0.09)	$0.05

(1)	For presentation purposes, the Company excluded the dilutive effect of the convertible notes, including the associated interest expense and gain on early extinguishment of debt during the third quarter of fiscal 2009 as the amounts yielded the same diluted earnings per share calculation.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Diluted loss per share for the third quarter and first nine months of fiscal 2010 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during each of those periods was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the third quarter and first nine months of fiscal 2009 because their inclusion would have been anti-dilutive. The weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during that period was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the third quarters and first nine months of fiscal 2010 and 2009 were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
	(in thousands)
Outstanding stock options	6,038	6,428	5,624	6,808
Outstanding restricted stock	2,461	7	2,442	3
Warrants(1)	—	4,244	225	12,873
3/4% Notes	35	3,744	35	—

(1)	In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. However, this warrant expired unexercised in December 2008. For further discussion on this derivative financial instrument, please refer to Note 8 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

15. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, net of taxes, for the third quarters and first nine months of fiscal 2010 and 2009 was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
	(in thousands)
Net income (loss)	$(7,282)	$(1,306)	$(10,461)	$7,019
Net unrealized gains (losses) on marketable securities, net of taxes	(1,370)	5,966	410	(1,972)
Foreign currency translation adjustment, net of taxes	116	(664)	1,590	(2,596)

Comprehensive income (loss), net of taxes	$(8,536)	$3,996	$(8,461)	$2,451

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the third quarters and first nine months of fiscal 2010 and 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, at January 1, 2010 and March 31, 2009 were as follows:

	January 1, 2010	March 31, 2009
	(in thousands)
Unrealized gains on marketable securities, net of taxes	$2,230	$1,820
Foreign currency translation, net of taxes	2,734	1,144

Accumulated other comprehensive income, net of taxes	$4,964	$2,964

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

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first nine months of fiscal 2010 and 2009.

A reconciliation of the changes to the Company’s warranty accrual for the first nine months of fiscal 2010 and 2009 was as follows:

	Nine-Month Period Ended
	January 1, 2010	December 26, 2008
	(in thousands)
Balance at beginning of period	$400	$741
Warranties provided	476	747
Actual costs incurred	(556)	(834)
Warranty obligations transferred with discontinued operations	—	(154)

Balance at end of period	$320	$500

Other

In the third quarter of fiscal 2010, the Company recorded guaranteed cash payments of $0.7 million associated with the execution of a Separation and Consulting Service Agreements with Subramanian Sundaresh, the Company’s former CEO, which was reflected in “Selling, marketing and administrative” expense in the Unaudited Condensed Consolidated Statements of Operations.

17. Related Party Transactions

Warren G. Lichtenstein, Steel Partners, LLC and Steel Partners II, L.P. (collectively, “Steel Partners”) became a 5% stockholder of the Company in March 2007. Jack L. Howard, John J. Quicke and John Mutch were nominated for election at the 2007 Annual Meeting of Stockholders. At such time, both Mr. Howard and Mr. Quicke were deemed to be affiliates of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended; however, Mr. Mutch was not deemed to be an affiliate of Steel Partners at such time. Messrs. Howard, Quicke and Mutch continue to serve on the Company’s board of directors and Mr. Quicke currently serves as the Interim President and CEO of the Company. Each of the three directors, including the two directors who are deemed affiliates of Steel Partners, are compensated with equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. As of January 1, 2010, Steel Partners beneficially owned approximately 19.5% of the Company’s common stock. In the third quarter and first nine months of fiscal 2010, the Company accrued for the potential payment of a requested expense reimbursement of $0.7 million related to professional fees that Steel Partners, Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren Lichtenstein, Jack L. Howard, and John J. Quicke incurred for the consent solicitation as it is probable that the Company’s board of directors will authorize the payment. Subsequent to the third quarter of fiscal 2010, the Company agreed to pay Mr. Quicke $30,000 per month, effective, January 4, 2010, in connection with his role as Interim President and CEO, in addition to the compensation he receives as a non-executive board member.

ADAPTEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

18. Segment Information and Significant Customers

Since the sale of its Snap Server NAS business in June 2008, the Company has operated in one segment. The Company provides data protection storage products and currently sells a broad range of the Company’s storage technologies, including ASICs, board-level I/O and RAID controllers, and software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels. The Company considers all of its products to be similar in nature and function. The Company does not derive a significant amount of revenue from services or support.

A small number of the Company’s customers account for a substantial portion of its net revenues. In the third quarter of fiscal 2010, Ingram Micro, Bell Micro and IBM accounted for 19%, 15% and 11% of the Company’s total net revenues, respectively. In the third quarter of fiscal 2009, IBM accounted for 37% of the Company’s total net revenues. In the first nine months of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 21%, 15% and 13% of the Company’s total net revenues, respectively. In the first nine months of fiscal 2009, IBM accounted for 36% of the Company’s total net revenues.

19. Supplemental Disclosure of Cash Flows

	Nine-Month Period Ended
	January 1, 2010	December 26, 2008
	(in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities	$410	$(1,972)

20. Glossary

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, general economic conditions, successful completion of a sale or disposition of our assets or business operations, declines in consumer spending, failure to achieve our operational objectives, our anticipated declines in revenues from our parallel SCSI products and our serial legacy products sold to our OEM customers, the expected impact on our future revenues due in part to our failure to receive design wins for the next generation serial products, failure to receive anticipated long-term benefits from new products to materialize, the possibility that additional significant charges may be recorded by us in the future in light of an ongoing review of our business by management, the potential need to record impairment charges for other intangible assets, long-lived assets or marketable securities based on current market conditions, the amount by which we expect to reduce our annual operating expenses due to our third quarter of fiscal 2010 restructuring plan, the possibility that we might enter into strategic alliances or partnerships to scale our business, and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section and elsewhere in this document and in our Annual Report on Form 10-K. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this report.

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

Overview

In December 2009, we announced that we have initiated a process to pursue the potential sale or disposition of certain of our assets or business operations and that we have retained Blackstone Advisory Partners L.P. as our exclusive financial advisor to assist us with this process. While we undergo the potential sale of our business operations, we remain committed to service and support our customers. Our revenues, however, may be negatively impacted by this sales process as it creates uncertainty in the marketplace with our customers and suppliers, and may prevent us from attracting new customers or obtaining new OEM design wins. If we are successful in completing a sale or disposition of our assets or business operations within the next twelve months, it is reasonably possible that we may incur significant charges in the future, which we can not estimate at this time. However, we believe our exposure includes, but is not limited to, impairment of its long-lived assets, restructuring charges, acceleration of unvested stock-based awards and payments of our contractual obligations.

We provide innovative data center I/O solutions that protect, accelerate, optimize, and condition data in today’s most demanding data center environments. Our products are used in IT environments ranging from traditional enterprise environments to fast growing, on-demand cloud computing data centers. Our products enable data center managers, channel partners and OEMs to deploy best-in-class storage solutions to meet their customers’ evolving IT and business requirements. Around the world, leading corporations, government organizations, and medium and small businesses trust Adaptec technology. Our software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies, including both hard disk and solid state drives. System integrators and white box suppliers build server and storage solutions based on Adaptec technology to deliver products with superior price and performance, data protection and interoperability to their clients and customers.

Our Data Conditioning Platform, or DCP, enables us to deliver new and improved methods for intelligently routing, optimizing and protecting data as it moves though the I/O path. DCP will enable next-generation data centers by optimizing and protecting data, and reducing capital and operating costs, through maximizing system utilization and performance, while achieving Green IT objectives. New capabilities delivered via our DCP can be deployed in fast-growing data centers easily and non-disruptively: no changes are required to existing storage architectures, application software or operating systems. We have been developing products and features based on our DCP since early fiscal 2008. For example, in July 2008, we introduced our Intelligent Power Management software, which increases the energy efficiency of attached hard disk drives without impacting performance. In June 2009, we launched a new product in the unified serial RAID controller family, Series 5Z, which reduces the cost of data center maintenance by leveraging solid state technology to eliminate the need to monitor battery charge levels or power down servers for battery replacement. In September 2009, we launched our MaxIQ SSD Cache Performance Solution, which maximizes performance while minimizing capital and operating costs by utilizing both solid state drives and hard disk drives, to create High-Performance Hybrid Arrays which is expected to deliver up to five times the I/O performance and reduce capital expenditures by as much as 50%, all with minimal disruptions to existing operations.

We also continue to manage the transition of our product portfolio from our declining legacy products, which included our parallel SCSI products and our serial legacy products sold primarily to OEM customers, to our newer serial products and features for the next-generation data centers that were developed under our DCP. Our future revenue growth is largely dependent on the success of our products under our DCP, including our new and future products, obtaining new data center or OEM design wins, fulfilling our obligations on current OEM design wins, and growing our share in the channel product market, as the revenues earned from our newer serial products is currently not enough to offset the decline in revenues from our legacy products due to the loss in market share and the adverse impact on our business caused by current economic conditions. We must continue to retain our current customer base and attract new customers, and innovate and deliver products in the storage I/O space, to increase our revenue levels for our recent product introductions, which may be difficult given the sales process discussed above.

To succeed with our DCP, we must stay ahead of our competitors and continue to focus our development investments on value-added data conditioning products and features. We will also continue to consider additional growth opportunities beyond those presented by our existing product lines by entering into strategic alliances or partnerships to grow our business and increase our operating performance, and we will explore structural alternatives that have the potential to achieve additional stockholder return. We will also continue to evaluate the viability of our existing product portfolio, operating structure and markets. With the continued risks due to macroeconomic conditions, we could experience reduced sales of our products and services in future quarters. If macroeconomic conditions weaken and our expected business performance declines further, we may be required to record impairment charges for other intangible assets or long-lived assets in the future. Our marketable securities may also decline in value and such decline may be deemed to be other-than-temporary, which would require us to record an impairment charge that would adversely impact our financial results. We may also record significant restructuring charges in the future in light of an ongoing strategic review of our business by management.

In the third quarter of fiscal 2010, our net revenues decreased 40% as compared to the third quarter of fiscal 2009 due to the declining revenue base of our legacy products of $14.2 million, which included our parallel SCSI products and our serial legacy products sold primarily to OEM customers, offset by an increase in sales volumes of our newer serial products and features that were developed under our DCP of $2.9 million. We expect revenues from our parallel SCSI products and our serial legacy products sold to OEM customers to continue to decline in future quarters. Our gross margins in the third quarter of fiscal 2010 improved to 44% compared to 40% in the third quarter of fiscal 2009 primarily due to improved standard product contributions due to favorable customer mixes and lower inventory-related charges, offset by our lower sales volume over which our fixed costs were distributed. Operating expenses slightly decreased in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 due to our continued cost reductions, including temporary reductions in employees’ compensation, reductions in outside service providers and restructuring efforts implemented in the third quarter of fiscal 2010 and fiscal 2009. This was partially offset by higher stock-based compensation expense of $1.9 million primarily due to the modification of certain stock-based awards, which included modifications of $0.8 million related to the Separation Agreement of Subramanian Sundaresh, our former CEO, guaranteed cash payments of $0.7 million associated with the execution of a Separation and Consulting Service Agreements with Subramanian Sundaresh, increased professional fees of $0.5 million related to our response to the consent solicitation initiated by Steel Partners, Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren Lichtenstein, Jack L. Howard, and John J. Quicke (collectively, the “Steel Group”) on September 4, 2009 seeking stockholder approval on three proposals relating to our bylaws and the composition of our board of directors and a charge in the third quarter of fiscal 2010 for the potential payment of a requested expense reimbursement of $0.7 million related to professional fees that the Steel Group incurred for the consent solicitation.

Results of Operations

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010 (1)		December 26, 2008 (2)	January 1, 2010 (3)	December 26, 2008 (4)
Net revenues	100%		100%	100%	100%
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	56		60	55	57

Gross margin	44		40	45	43

Operating expenses:
Research and development	41		28	38	20
Selling, marketing and administrative	60		33	43	30
Amortization of acquisition-related intangible assets	2		1	2	1
Restructuring charges	6		4	2	5

Total operating expenses	109		66	85	56

Loss from continuing operations	(65)		(26)	(40)	(13)
Interest and other income, net	21		13	15	17
Interest expense	—		(1)	(0)	(2)

Income (loss) from continuing operations before income taxes	(44)		(14)	(25)	2
Benefit from (provision for) income taxes	(0)		14	5	2

Income (loss) from continuing operations, net of taxes	(44)		0	(20)	4

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	—		(1)	—	(1)
Gain (loss) on disposal of discontinued operations, net of taxes	1		(4)	2	5

Income (loss) from discontinued operations, net of taxes	1		(5)	2	4

Net income (loss)	(43	) %	(5)%	(18)%	8%

The following actions affect the comparability of the data for the periods presented in the above table:

(1)	In the third quarter of fiscal 2010, we implemented a restructuring plan, incurring restructuring charges of $1.0 million, recorded stock-based compensation expense of $2.9 million, of which $1.7 million related to the modification of certain stock-based awards, and received $0.9 million as part of a class action suit and $0.4 from the sale of an investment in a non-controlling interest of a non-public company, which was recorded in “Interest and other income, net.”
(2)	In the third quarter of fiscal 2009, we implemented a restructuring plan and recorded adjustments to previous restructuring plans, incurring restructuring charges of $0.9 million, recorded a gain of $0.4 million on the repurchase of our 3/4% Notes on the open market, which was recorded in “Interest and other income, net,” and recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.
(3)	In the first nine months of fiscal 2010, we implemented a restructuring plan and recorded adjustments to previous restructuring plans, incurring restructuring charges of $1.0 million, recorded stock-based compensation expense of $5.1 million, of which $1.7 million related to the modification of certain stock-based awards, and received $0.9 million as part of a class action suit and $0.4 from the sale of an investment in a non-controlling interest of a non-public company, which was recorded in “Interest and other income, net.”
(4)	In the first nine months of fiscal 2009, we implemented two restructuring plans and recorded adjustments to previous restructuring plans, incurring restructuring charges of $4.2 million, recorded a gain of $1.7 million on the repurchase of our 3/4% Notes on the open market, which was recorded in “Interest and other income, net,” and recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period.

Net Revenues.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Net Revenues	$16.9	$28.2	(40)%	$57.1	$91.4	(38)%

Net revenues decreased by $11.3 million and $34.3 million in the third quarter and first nine months of fiscal 2010, respectively, compared to the corresponding periods of fiscal 2009, due to a decline in sales volume of our legacy products, which primarily included our parallel SCSI products and our serial products sold to OEM customers, of $14.2 million and $39.7 million, respectively, offset by an increase in sales volumes of our newer serial products and features that were also developed under our DCP of $2.9 million and $5.4 million, respectively. The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain OEM customers have moved to other suppliers to obtain the next generation serial technologies. We expect net revenues for our parallel SCSI products and our serial legacy products sold to OEM customers to continue to decline in future quarters. However, we expect to gain future opportunities to sell serial products to OEMs, due in part to the Aristos acquisition, but our ability to capitalize on these opportunities may be adversely impacted by a reduction in IT spending for servers as a result of current economic conditions.

	Three-Month Period Ended		Nine-Month Period Ended
	January 1, 2010	December 26, 2008	January 1, 2010	December 26, 2008
Geographical Revenues:
North America	42%	38%	39%	35%
Europe	36%	29%	32%	32%
Pacific Rim	22%	33%	29%	33%

Total Geographical Revenues	100%	100%	100%	100%

Our Pacific Rim revenues decreased as a percentage of our total revenues in the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009 primarily due to a decline in revenues from our largest customer, IBM, who predominately purchases products in this region, as we did not receive design wins for their current generation products. We expect our Pacific Rim revenues to decrease as a percentage of our total revenues in the future as we expect the revenues from IBM to continue to decline. Our European revenues increased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to strengthened sales of our newer serial products made to channel customers, combined with the negative impact on our revenues from the deterioration of macroeconomic conditions in the third quarter of fiscal 2009.

A small number of our customers account for a substantial portion of our net revenues. In the third quarter of fiscal 2010, Ingram Micro, Bell Micro and IBM accounted for 19%, 15% and 11% of our total net revenues, respectively. In the third quarter of fiscal 2009, IBM accounted for 37% of our total net revenues. In the first nine months of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 21%, 15% and 13% of our total net revenues, respectively. In the first nine months of fiscal 2009, IBM accounted for 36% of our total net revenues.

Gross Margin.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Gross Profit	$7.5	$11.1	(33)%	$25.7	$39.2	(34)%
Gross Margin	44%	40%	4%	45%	43%	2%

The improvement in gross margin in the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to improved standard product contributions due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins and our end-to-end supply chain efficiencies, including a reduction to our inventory-related charges of $1.4 million and $2.2 million, respectively. This was partially offset by the amortization of acquisition-related intangible assets of $1.2 million in the first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009 related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos in September 2008. Although our fixed operating costs declined from the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009, our gross margins were also impacted by these costs as they were distributed over lower sales volumes.

Research and Development Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Research and
Development Expense	$7.0	$7.8	(10)%	$21.7	$18.5	17%

The decrease in research and development expense in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was primarily due to reduced headcount as a result of attrition in our workforce, which was reflected by a 5% decrease in average headcount for employees engaged in research and development, and the temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010. We also decreased our infrastructure spending. This was partially offset by higher stock-based compensation expense of $0.3 million primarily due to the modification of certain stock-based awards.

The increase in research and development expense in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was primarily due to the acquisition of the Aristos engineering team in September 2008 and the costs associated with the development of our technology to achieve new OEM design wins and to expand our channel offerings as well as engineering expenses related to certain chip design projects. We also recorded higher stock-based compensation expense of $1.3 million primarily due to the impact from the true-up of actual forfeitures that occurred in the first nine months of fiscal 2009, which reduced our stock-based compensation expense during that period, and to a lesser extent, the modification of certain stock-based awards that increased stock-based compensation expense in the first nine months of fiscal 2010. This was partially offset by the temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Selling, Marketing and
Administrative Expense	$10.1	$9.4	8%	$24.7	$27.6	(11)%

The increase in selling, marketing and administrative expense in the third quarter of fiscal 2010 compared to the first nine months of fiscal 2009 was primarily due to higher stock-based compensation expense of $1.6 million, due to the modification of certain stock-based awards, which included modifications of $0.8 million related to the Separation Agreement of Subramanian Sundaresh, our former CEO, a fiscal 2010 expense related to guaranteed cash payments of $0.7 million associated with the execution of a Separation and Consulting Service Agreements with Subramanian Sundaresh, increased professional fees of $0.5 million incurred in the third quarter of fiscal 2010 related to the consent solicitation initiated by the Steel Group on September 4, 2009 seeking stockholder approval on three proposals relating to our bylaws and the composition of our board of directors, and a charge in the third quarter of fiscal 2010 for the potential payment of a requested expense reimbursement of $0.7 million, related to professional fees that the Steel Group incurred for the consent solicitation. This was partially offset by reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in the third quarter of fiscal 2010 and fiscal 2009 and reductions in outside service providers.

The decrease in selling, marketing and administrative expense in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in the third quarter of fiscal 2010 and fiscal 2009, which resulted in a 32% decrease in our average headcount for employees engaged in selling, marketing and administrative functions, temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010, and reductions in outside service providers. This was partially offset by higher stock-based compensation expense of $1.7 million, primarily due to the modification of certain stock-based awards, a fiscal 2010 expense related to guaranteed cash payments of $0.7 million associated with the execution of a Separation and Consulting Service Agreements with Subramanian Sundaresh, increased professional fees of $1.2 million incurred in the first nine months of fiscal 2010, related to the consent solicitation initiated by the Steel Group, and a charge in the first nine months of fiscal 2010 for the potential payment of a requested expense reimbursement of $0.7 million, related to professional fees that the Steel Group incurred for the consent solicitation.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-
Related Intangible Assets	$0.3	$0.3	—%	$1.0	$0.4	125%

The amortization of acquisition-related intangible assets remained flat in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The increase in amortization of acquisition-related intangible assets in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 for customer relationships of $0.5 million. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies and backlog were reflected in cost of revenues.

Restructuring Charges.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$1.0	$0.9	3%	$1.0	$4.2	(76)%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations and are managed at the corporate level. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, which were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs, please refer to Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

In the third quarter of fiscal 2010, we committed to a new restructuring plan to better align our operating costs with the continued decline in our net revenues, resulting in a restructuring charge of $1.0 million. We reduced our workforce primarily in the general administrative functions and provided severance and related benefits of $0.8 million. We also consolidated our facilities further and incurred a net estimated loss of $0.2 million for vacating the premises. The actions from this restructuring plan are expected to continue in the fourth quarter of fiscal 2010 with expected expenses of approximately $0.2 million for severance and related benefits. We expect to reduce our annual operating expenses by approximately $2.2 million as a result of the actions taken in the third quarter of fiscal 2010 related to this plan. Approximately 15%, 7% and 78% of the expected restructuring cost savings will be reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively, beginning primarily in the fourth quarter of fiscal 2010.

In addition, in the first nine months of fiscal 2010, we recorded minimal adjustments to the restructuring accrual primarily related to the estimated loss on facilities that we subleased related to our previous acquisition-related restructuring plan.

Interest and Other Income, Net.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Interest and Other Income, Net:
Interest income	$2.0	$3.4	(42)%	$6.6	$14.0	(53)%
Realized currency transaction gains (losses)	(0.0)	(0.2)	(84)%	0.4	(0.6)	n/a
Gain on extinguishment of debt, net	—	0.4	(100)%	—	1.7	(100)%
Gain on settlement of class action suit	0.9	—	100%	0.9	—	100%
Gain on sale of investments	0.4	—	100%	0.4	—	100%
Other	0.3	—	100%	0.3	—	100%

Total Interest and Other Income, Net	$3.6	$3.6	0%	$8.6	$15.1	(43)%

The slight increase in interest and other income, net, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was primarily due to the receipt of $0.9 million from Micron Technology, Inc. as part of a class action settlement regarding DRAM antitrust matters and a gain of $0.4 million from the sale of an investment in a non-controlling interest of a non-public company, offset by less interest earned on lower average cash balances.

The decrease in interest and other income, net, in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was primarily due to less interest earned on lower average cash balances as we used cash for the repurchase of our 3/4% Notes and for the acquisition of Aristos in fiscal 2009, combined with lower interest rates. This was partially offset by the receipt of $0.9 million from Micron Technology, Inc. as part of a class action settlement regarding DRAM antitrust matters and a gain of $0.4 million from the sale of an investment in a non-controlling interest of a non-public company. We expect that our interest and other income, net, will continue to decline in future periods due to lower interest rates earned on our cash, cash equivalents and marketable securities’ balances.

Interest Expense.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Interest Expense	$—	$(0.1)	(100)%	$(0.0)	$(1.5)	(100)%

The decrease in interest expense in the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to the reduction in the outstanding principal amount plus premium of the 3/4% Notes of $225.0 million in fiscal 2009. We have repurchased all but $0.4 million of our 3/4% Notes as of January 1, 2010 and will not incur significant interest expense from these notes in future periods.

Income Taxes.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Benefit From (Provision For) Income Taxes	$(0.1)	$3.9	n/a	$2.7	$1.4	95%

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

In the third quarter and first nine months of fiscal 2010, our tax provision and tax benefit included discrete tax benefits of $1.3 million related to additional tax refunds that became available to us during the third quarter of fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the net operating loss carryback period from two to five years for United States federal tax purposes. We also recorded discrete tax benefits of $1.8 million and $4.4 million, in the third quarter and first nine months of fiscal 2010, respectively, primarily due to reaching final settlement with the German Tax Authorities for fiscal years 2001 through 2004 and the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by discrete tax expense of $3.2 million in both the third quarter and first nine months of fiscal 2010, primarily due to the on-going audits in its foreign jurisdictions.

For the first nine months of fiscal 2010 and 2009, our tax provision included changes in judgment in other uncertain tax positions in the U.S. and certain foreign jurisdictions based on new information received and new uncertain tax positions that were identified. In the first nine months of fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions that we operate in continue to audit our tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments and believes that it has provided sufficient tax provisions for the tax exposures in our foreign jurisdictions.

As of January 1, 2010, our total gross unrecognized tax benefits were $24.7 million, of which $4.3 million, if recognized, would affect the effective tax rate. There was an overall decrease of $3.1 million in our gross unrecognized tax benefits in the first nine months of fiscal 2010 due to benefits from the Singapore and Germany audit settlements noted above, offset by changes in judgment related to foreign audits as a result of new information that we received in the first nine months of fiscal 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of January 1, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in tax years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized. Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of our tax returns by the U.S. or foreign tax authorities; and

•	expiration of statutes of limitations on our tax returns

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months.

Discontinued Operations.

	Three-Month Period Ended			Nine-Month Period Ended
	January 1, 2010	December 26, 2008	Percentage Change	January 1, 2010	December 26, 2008	Percentage Change
	(in millions, except percentages)
Income (Loss) From Discontinued Operations, Net of Taxes	$0.2	$(1.4)	n/a	$1.0	$3.7	(74)%

Discontinued Operations related to the sale of the Snap Server NAS business to Overland in June 2008. At the time of sale, which was in the first quarter of fiscal 2009, we recorded a gain of $5.8 million on the disposal of the Snap Server NAS business in “Gain (loss) on disposal of discontinued operations, net of taxes,” and incurred a “Loss from discontinued operations, net of taxes” of $0.7 million in the Unaudited Condensed Consolidated Statements of Operations. The gain on disposal of the Snap Server NAS business included a receivable of $1.2 million that was due on the 12 month anniversary of the closing of the transaction; however, in the third quarter of fiscal 2009, we reserved this receivable against the “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations due to the financial difficulties Overland has reported. In the first nine months of fiscal 2010, we amended the promissory note agreement with Overland, which allows Overland to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. Due to the continued concern of Overland’s ability to pay us, we will release the reserve on the receivable as cash is collected. As a result, in the third quarter and first nine months of fiscal 2010, we recorded a gain of $0.2 million and $1.0 million, respectively, in “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital: Our principal sources of liquidity are cash on hand. We focus on managing the critical components of working capital, which include receivables, inventory, payables and short-term debt. Our working capital at January 1, 2010 and March 31, 2009 was $384.1 million and $385.2 million, respectively. The decrease in working capital at January 1, 2010 compared to March 31, 2009 of $1.1 million was attributable to decreases in accounts payables and accrued liabilities of $3.5 million as we operate on a smaller business scale, which included reducing and streamlining our operating expenses. This was offset by (1) a decrease in prepaid expenses and other current assets of $2.1 million primarily due to a tax refund received from the State of California and other foreign jurisdictions; (2) a decrease in accounts receivable of $4.5 million primarily due to lower revenue levels and our improved collection efforts; and (3) a decrease in inventory of $1.9 million due to improved efficiencies in our inventory and operations management. In addition, we recognized an unrealized gain of $0.4 million on our investments, as we mark them to market.

Operating Activities: Net cash provided by operating activities was $6.7 million and $9.0 million in the first nine months of fiscal 2010 and 2009, respectively. The decline in cash provided by operating activities was primarily due to a change from income from continuing operations, net of taxes in the first nine months of fiscal 2009 to loss from continuing operations, net of taxes in the first nine months of fiscal 2010 of $14.8 million, a non-cash charge related to a gain on extinguishment of debt of $1.7 million recorded in the first nine months of fiscal 2009 and a decrease in inventory-related charges of $2.2 million. This was offset by an increase in non-cash charges related to depreciation and amortization of $2.0 million primarily due to the amortization of purchased intangible assets from the

Aristos acquisition in September 2008 and an increase in stock-based compensation of $3.0 million due primarily to the modification of certain stock-based awards in the first nine months of fiscal 2010 and the impact caused by the true-up of actual forfeitures in the first nine months of fiscal 2009, which reduced our stock-based compensation expense during that period. In the first nine months of fiscal 2010, cash received from customers totaled $61.6 million and cash paid to suppliers and employees for payroll totaled $75.1 million. In the first nine months of fiscal 2010, income from continuing operations, net of taxes, included interest income of $6.6 million.

As our revenues from our legacy products are expected to continue to decline, we may be unable to generate positive cash flows in the future if we are unable to adequately sell our newer serial products under DCP.

Investing Activities: Net cash used in investing activities was $31.9 million in the first nine months of fiscal 2010 compared to net cash provided by investing activities of $63.7 million in the first nine months of fiscal 2009. We utilized cash for the net purchases of marketable securities of $30.8 million in the first nine months of fiscal 2010 while we received cash proceeds from the net sales and maturities of marketable securities of $101.4 million in the first nine months of fiscal 2009. We continue to manage our cash through interest-bearing accounts. We also acquired Aristos for $38.0 million in the first nine months of fiscal 2009 and entered into a software license agreement with Synopsys in the first nine months of fiscal 2010 for $1.8 million, of which $0.7 million was paid in the first nine months of fiscal 2010 and the remaining $1.1 million will be paid through March 2011.

Financing Activities: Net cash used in financing activities was $1.7 million and $219.8 million in the first nine months of fiscal 2010 and 2009, respectively. In the first nine months of fiscal 2010 and 2009, we repurchased less than $0.1 million and $223.5 million, respectively, in principal amount of our 3/4% Notes for an aggregate price of less than $0.1 million and $221.4 million, respectively, and repurchased $1.7 million of our common stock in connection with our authorized stock repurchase program in the first nine months of fiscal 2010. We continued to experience a decline in the issuance of common stock under our equity compensation programs in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 as a large number of options held by our employees had exercise prices that were substantially above the current market value of our common stock and a reduction in our headcount.

Common Stock Repurchase Program

In July 2008, our board of directors authorized a stock repurchase program to purchase up to $40.0 million of our common stock. No common stock repurchases occurred during the third quarter of fiscal 2010. During the first nine months of fiscal 2010, we purchased approximately 0.7 million shares of our common stock at an average price of $2.46 per share for an aggregate purchase price of $1.7 million, excluding brokerage commissions. We have accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of January 1, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At January 1, 2010, we had $380.4 million in cash, cash equivalents and marketable securities, of which approximately $10.1 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, other debt securities and United States government securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in stockholders’ equity.

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

In the third quarters and first nine months of fiscal 2010 and 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We may enter into strategic alliances or partnerships that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive strategic alliances or partnerships, we may be required to use a significant portion of our available cash balances.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At January 1, 2010 and March 31, 2009, the carrying value of such investments aggregated $1.2 million for each period, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future.

We believe that our cash balances and the expected cash flows generated by operations and available sources of equity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, in December 2009, we announced that we have initiated a process to potentially sell or dispose certain of our assets or business operations, which, if successful, may materially change our corporate structure, including our anticipated cash needs. In addition, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we would be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute existing ownership interests and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

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

Convertible Subordinated Notes

In the first nine months of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Notes on the open market. At January 1, 2010, we had a remaining liability of $0.4 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next 12 months (See Note 8 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a detailed discussion of our debt and equity transactions).

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

Contractual Obligations

As of January 1, 2010, we did not have any significant changes to the contractual obligations that were disclosed in the Liquidity section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, other than the Consulting Service Agreement that we entered into with Subramanian Sundaresh, our former CEO, and other contractual arrangements with certain executive officers in which we may be required to make additional payments based on the achievement of specified objectives, including objectives related to the potential sale or other disposition of certain of our assets and business operations.

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

Impairment Review

In December 2009, we announced that we have initiated a process to pursue the potential sale or disposition of certain of our assets or business operations. As a result of this announcement, we evaluated our long-lived assets to determine whether the net book value would be recoverable. Based on our analysis, our long-lived assets were not considered impaired in the third quarter of fiscal 2010 as the sum of the expected undiscounted future cash flows exceeded the net book value of our long-lived assets. The sum of the expected undiscounted future cash flows was weighted to take into consideration the possible outcomes of whether the long-lived assets would be retained and utilized as opposed to sold or disposed. However, as we continue with the potential sale or disposition of certain of our assets or business operations, we may determine that we will not be successful in completing a sale or disposition for favorable terms or in a reasonable timeframe, which may result in negative market perceptions and an inability to realize our expected undiscounted future cash flows. This may lead us to exit or divest some or all of our current operations to focus on new opportunities. As a result, we will continue to reevaluate and reassess whether we may be required to record impairment charges for our other intangible assets or long-lived assets in future periods.

Acquisitions

In September 2008, we acquired Aristos, a provider of RAID technology to the data storage industry, for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders, of which approximately $2.1 million is being withheld in an escrow account to secure potential indemnification obligations of Aristos stockholders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction as of January 1, 2010; (iii) payments made of approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) $0.8 million accrued for direct transaction fees, including legal, valuation and accounting fees.

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

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction. This resulted in a recorded gain of $5.8 million on the disposal of the Snap Server NAS business in the first quarter of fiscal 2009 in “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. In the third quarter of fiscal 2009, we established a reserve for the full remaining $1.2 million of this receivable due to the financial difficulties Overland has reported. In the first quarter of fiscal 2010, we amended the promissory note agreement with Overland, which allows Overland to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. Due to the continued concern of Overland’s ability to pay us, we will release the reserve on the receivable as cash is collected. As a result, in the third quarter and first nine months of fiscal 2010, we recorded a gain of $0.2 million and $1.0 million, respectively, in “Gain (loss) on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations, based on the cash received in connection with the amended promissory note agreement. To date, we recorded a cumulative gain of $5.6 million through the first nine months of fiscal 2010 on the disposal of the Snap Server NAS business in “Gain (loss) from disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on June 4, 2009.

If we are not successful in completing a sale or disposition of our assets or business operations at favorable terms or in a reasonable timeframe, our continued operations of our business may be hindered.* During the third quarter of fiscal 2010, we announced that we have initiated a process to pursue the potential sale or disposition of certain of our assets or business operations. Once a definitive buyer has been determined, we may be required to obtain stockholder approval to proceed with a transaction. While we consider the potential sale or disposition of certain of our assets or our business operations, we continue to proceed with operating our business, which includes seeking growth opportunities beyond those presented by our existing product lines by entering into strategic alliances or partnerships to grow our business and increase our operating performance; however, we may not succeed in these efforts. If we are unable to come to favorable terms with any potential buyers or if our stockholders reject the proposal to sell or dispose of certain of our assets and business operations, we may be adversely affected by negative market perceptions, which may have a material adverse effect on our financial results. This includes, but is not limited to, reassessing whether we may be required to record impairment charges for our other intangible assets or other long-lived assets in the future.

If we are successful in completing a sale or disposition of our assets or business operations, our operating results and financial condition may be impacted by significant charges. If we are successful in completing a sale or disposition of our assets or business operations that we announced in December 2009 within the next twelve months, it is reasonably possible that we may incur significant charges in the future, which we can not estimate at this time. However, we believe our exposure includes, but is not limited to, the following:

•	Impairment of its long-lived assets;

•	restructuring charges;

•	Acceleration of unvested stock-based awards; and,

•	Payments of its contractual obligations.

In addition, we currently trade our common stock on the NASDAQ Global Market. If we are successful in the sale of substantially all of our assets or business operations, our common stock may be delisted from the NASDAQ Global Market.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or all of our current operations to focus on new opportunities.* Our management team continuously reviews and evaluates our product portfolio, operating structure, and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain our existing business or product offerings is greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our best interest to exit or divest such business or product offering. During the third quarter of fiscal 2010, we announced that we have initiated a process to pursue the potential sale or disposition of certain of our assets or business operations. This process may create uncertainty in the marketplace with our customers and our suppliers, which could result in the following:

•	Loss of customers;

•	Reduced revenue base;

•	Increased dependency on suppliers;

•	Inability to obtain products or services in a timely manner for competitive prices;

•	Increased operating costs;

•	Employee attrition;

•	Impairment of our long-lived assets;

•	Material restructuring charges; and

•	Loss of liquidity.

We currently depend on a small number of large OEM customers for a significant portion of our revenues, and we have been unsuccessful in the past in obtaining some designs wins, which may prevent us from sustaining or growing our revenues from OEM customers.* A small number of large OEMs have historically been responsible for a significant percentage of our revenues. However, we have failed to secure some design wins from these OEM customers in connection with their new products, which have adversely affected our revenues and will continue to adversely affect our future revenues. For example, in the second quarter of fiscal 2008, IBM notified us that we did not receive design wins for their new serial products, which will have a negative impact on our revenues in future quarters. We have evaluated this portion of our business, and we are only opportunistically pursuing future business from OEM customers with our current product portfolio, as the future growth opportunities for our current products are limited. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.* Historically, a small number of our customers have accounted for a significant portion of our net revenues. For example, in the first nine months of fiscal 2010, IBM, Ingram Micro and Bell Micro accounted for 21%, 15% and 13% of our total net revenues, respectively, and in the first nine months of fiscal 2009, IBM accounted for 36% of our total net revenues. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers’ economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline further. For example, in the second quarter of fiscal 2008, IBM notified us that we did not receive design wins for their new serial products, which will have a negative impact on our revenues in future quarters. While we have gained new OEM opportunities for products containing unified serial technologies as a result of the Aristos acquisition, we cannot predict the extent to which any such sales will offset the decline in OEM sales from our legacy products; therefore, we will currently be increasingly dependent on our channel products and customers for future revenue growth. This is particularly critical because our sales are made by means of standard purchase orders rather than long-term contracts. As a result, we cannot assure you that our few key customers will continue to purchase quantities of our products at current levels, or at all.

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

Our operations depend on the efforts of our workforce, particularly our executives, principal engineers and other key employees, the loss of whom could affect the growth and success of our business.* To be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by our intent to pursue the potential sale or disposition of certain of our assets or business operations and workforce reductions, including absorbing additional responsibilities as we become a smaller company. Each of our employees is an “at-will” employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty. Due to the general uncertainty regarding the outlook of our company, we have implemented a retention plan in an effort to retain some of our key employees. The loss of any of our key employees as well as a high level of attrition from all our other employees could have a significant impact on our operations.

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.* We have implemented several restructuring plans and recorded related restructuring charges of $1.0 million, $6.1 million, $6.3 million and $3.7 million in the first nine months of fiscal 2010, and fiscal years 2009, 2008 and 2007, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities. The goals of our restructuring plans that were implemented were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. We may not realize the anticipated benefits of the restructuring plan we initiated in the third quarter of fiscal 2010. To the extent that we do not meet our expense reduction goals, we may be required to implement further restructuring plans, which may lead us to incur material restructuring charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

If the net book value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.* Certain events or changes in circumstances would require us to assess the recoverability of the net book value amount of our long-lived assets. With the announcement made by us in December 2009 that we initiated a process to pursue the potential sale or disposition of certain of our assets or business operations, we evaluated our long-lived assets to determine whether the net book value would be recoverable. Based on our analysis, our long-lived assets were not considered impaired in the third quarter of fiscal 2010 as the sum of the expected undiscounted future cash flows exceeded the net book value of our long-lived assets. However, as we continue with the potential sale or disposition of certain of our assets or business operations, we may determine that we will not be successful in completing a sale or disposition for favorable terms or in a reasonable timeframe, which may result in negative market perceptions and an inability to realize our expected undiscounted future cash flows. This may lead us to exit or divest some or all of our current operations to focus on new opportunities. As a result, we will continue to reevaluate and reassess whether we may be required to record impairment charges for our other intangible assets or long-lived assets in future periods. If the macroeconomic conditions weaken, we may be required to record impairment charges in the future, which could adversely affect our financial results.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment. Economic conditions have deteriorated significantly in the past in many of the countries and regions in which we do business and may be depressed for the foreseeable future. Global economic conditions have also been challenged by worldwide liquidity and credit concerns and the related effects on economies around the world. While the liquidity crisis has passed and we have seen some improvement in global economic conditions, any adverse global economic conditions in our markets that may occur in the future would likely negatively impact our business, which could result in:

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

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets. Global economic conditions have been challenged in the past by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. While the liquidity and credit concerns have passed and we have seen some improvement in global economic conditions, any adverse change in global economic conditions may adversely impact our financial results. A substantial portion of our assets consists of our investments in marketable securities that we hold as available-for-sale and mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we can not provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.* We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. In February 2009, we entered into a three-year manufacturing agreement with Sanmina-SCI to manufacture a majority of our products. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. However, with our intent to pursue the potential sale or disposition regarding certain of our assets or our business operations, we may encounter difficulties in obtaining products and/or services in a timely manner for competitive prices from our suppliers. If Sanmina-SCI is unwilling or unable to meet our supply needs, as was the case in the earlier stages of our contract with them, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results.

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

Our product life cycles may be as brief as 12 months. As a result, we believe that we may continue to incur significant expenditures for research and development in the future. We may fail to identify new product opportunities and may not develop and bring new products to market in a timely manner. In addition, products or technologies developed by others may render our products or technologies obsolete or noncompetitive, or our targeted customers may not select our products for design or integration into their products. The failure of any of our new product development efforts could have an adverse effect on our business and financial results.

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

We must continue to enhance our products on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a negative impact on our net revenues from a decline in sales of our serial legacy products sold to OEMs in future quarters as IBM notified us in the second quarter of fiscal 2008 that we did not receive design wins for their new serial products.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.* We derived approximately 61% of our total net revenues for the first nine months of fiscal 2010 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

If user acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products accordingly, these changes could adversely affect our business and financial results.

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

To execute our strategies, we may enter into strategic alliances with or, partner with companies with complementary or strategic products or technologies or make other structural changes to our business. Costs associated with these strategic alliances or partnerships may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the products or technologies. We may pursue strategic transactions or partnerships to scale our business as sales of our core parallel products continue to decline. These may include both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. To be successful in any strategic alliances or partnerships that we may enter into or make, we must:

•	Conduct strategic alliances or partnerships that enhance our time to market with new products;

•	Successfully prevail over competing bidders for target strategic alliances or partnerships at an acceptable price;

•	Invest in technologies that contribute to the profitable growth of our business;

•	Develop the capabilities necessary to exploit newly acquired technologies; and

•	Consider structural changes to achieve additional stockholder return.

The benefits of any strategic alliances or partnerships may prove to be less than anticipated and may not outweigh the costs reported in our financial statements, and we may not obtain the operational leverage or realize the improvements we intend or desire with the actions we take.

Completing any potential future strategic alliances or partnerships could cause significant diversions of management time and resources and divert focus from the activities of our current operations. In addition, we may be required to invest significant resources to perform under a strategic alliance or partnership, which could adversely affect our results of operations, at least in the short-term, even if we believe the strategic alliance or partnership will benefit us in the long-term.

If we are not successful in completing strategic alliances or partnerships with companies with complementary or strategic products or technologies, our future growth may be hindered. To scale our operations relative to our cost basis, we may need to identify attractive strategic alliance or partnership candidates and complete a transaction with them. If we fail to identify and complete successful strategic alliances or partnerships, we expect that our revenues will continue to decline and we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our financial results.

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

We may be required to pay additional income taxes which could negatively affect our results of operations and financial position. Our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to foreign, state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. In addition, in the third quarter of fiscal 2010, we recorded a discrete tax expense of $3.2 million primarily due to the on-going tax audits in our foreign jurisdictions. While the tax authorities in the foreign jurisdictions that we operate in continue to audit our tax returns for fiscal years subsequent to 1999, the potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments and believes that it has provided sufficient tax provisions for our tax exposures.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.* A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. For example, on April 1, 2007, we revised our policy in conformity with the liability classification requirements upon our adoption for the accounting of uncertainty in income tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At January 1, 2010, we had recorded gross liabilities of $3.5 million for uncertain tax positions, which were reflected in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheets, and we continue to recognize interest expense for, and or penalties related to, these uncertain tax positions in the Unaudited Condensed Consolidated Statements of Operations within “Benefit from (provision for) income taxes.”

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

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.* We continue to hold non-controlling interest in privately held venture funds. At January 1, 2010, the carrying value of such investments aggregated $1.2 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2009, the value of our non-controlling interest in privately held venture funds, declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. Given the recent downturn in equity investments and current market conditions, we may be required to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

Changes in securities laws and regulations have increased and may continue to increase our costs. Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, have increased and may continue to increase our expenses as we devote resources to respond to their requirements. In particular, we incurred additional administrative expense to implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In July 2008, our board of directors authorized a stock repurchase program to purchase up to $40.0 million of our common stock. No common stock repurchases occurred during the third quarter of fiscal 2010. We have repurchased approximately $4.1 million in shares of our common stock in the open market through January 1, 2010. As of January 1, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

In the third quarter of fiscal 2010, we withheld approximately 0.1 million shares to cover the applicable taxes, relating to the vesting of shares of restricted stock. The average price per share of the shares withheld was $3.29. The shares withheld for tax purposes are not considered common stock repurchases under our authorized plan.

Item 4.	Submission of Matters to a Vote of Security Holders.

Reference is made to (i) the Definitive Consent Revocation Statement filed by Adaptec with the SEC on September 29, 2009 and (ii) the Definitive Consent Statement filed by the Steel Group on September 25, 2009. On October 30, 2009, the Steel Group delivered information to us, which indicated that the Steel Group received the requisite number of written consents from our stockholders to pass all three proposals regarding our amended and restated bylaws and the composition of our board of directors, which was subsequently certified by IVS Associates, Inc. on November 6, 2009. Our common stock outstanding as of the record date on September 3, 2009 was 120,522,797, which entitled stockholders to execute, withhold or revoke consents for each share held. The details of the three proposals and the votes for each proposal were as follows:

(i) The vote on a proposal made by the Steel Group to repeal any provision of our Amended and Restated Bylaws, or the Bylaws, in effect at the time this proposal becomes effective that was not included in the Bylaws that became effective on May 6, 2009 and were filed with the SEC on May 12, 2009, or the Bylaw Proposal. The Bylaw Proposal received 69,321,793 consenting votes, 386,436 consent votes withheld and 488,512 abstentions.

(ii) The vote on a proposal made by the Steel Group to remove without cause Subramanian “Sundi” Sundaresh and Robert J. Loarie as our directors and any other person or persons elected or appointed to our board of directors prior to the effective date of the proposal, or the Removal Proposal. The table below presents the voting results for the removal of each director.

Director	Consenting Votes	Consent Votes Withheld and/or Abstentions
Subramanian “Sundi” Sundaresh	61,100,735	9,112,206
Robert J. Loarie	69,278,153	933,588

(iii) The vote on a proposal made by the Steel Group to amend section 2.1 of the Bylaws to fix the number of directors serving on our board of directors at seven (7), or the Board Size Proposal. The Board Size Proposal received 69,239,745 consenting votes, 407,221 consent votes withheld and 551,075 abstentions.

Item 6.	Exhibits.

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

3.1	Amended and Restated Bylaws of Adaptec, Inc., as amended on September 18, 2009.	8-K	000-15071	November 9, 2009

10.1	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010.					X

10.2*	Consulting Service Agreement of Subramanian Sundaresh, effective January 5, 2010.					X

10.3	Separation Agreement of John M. Westfield, effective November 17, 2009.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment has been requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.

By:	/s/ JOHN J. QUICKE
John J. Quicke
	Interim Chief Executive Officer (principal executive officer)	Date: February 3, 2010

By:	/s/ MARY L. DOTZ
Mary L. Dotz
	Chief Financial Officer (principal financial officer)	Date: February 3, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

3.1	Amended and Restated Bylaws of Adaptec, Inc., as amended on September 18, 2009.	8-K	000-15071	November 9, 2009

10.1	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010.					X

10.2*	Consulting Service Agreement of Subramanian Sundaresh, effective January 5, 2010.					X

10.3	Separation Agreement of John M. Westfield, effective November 17, 2009.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Confidential treatment has been requested for portions of this agreement.