Form 10-K
period 2010-03-31
ADAPTEC INC
filed 2010-05-27
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2010

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

(408) 945-8600

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value	The NASDAQ Global Market

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

    (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $301,782,484 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At May 12, 2010, the Registrant had 120,396,971 shares of common stock outstanding, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: completion of the transaction with PMC-Sierra discussed elsewhere in this Annual Report on Form 10-K; the ability of our operations to maximize the value of our RAID technology business and non-core patents; our ability to deploy our capital in a manner that maximizes stockholder value; general economic conditions; revenue received from our current operations; declines in consumer spending; failure to achieve our operational objectives; ability to reduce our operating costs; support from the contract manufacturers to which we have outsourced manufacturing, assembly and packaging of our products; our ability to launch new products and potential failure of anticipated long-term benefits from new products to materialize; difficulty in forecasting the volume and timing of customer orders; reduced demand in the server, network storage and desktop computer markets; our target markets’ failure to accept, or delay in accepting, network storage and other advanced storage solutions, including our MaxIQ SSD Cache Performance Solution, SCSI, SAS, SATA and iSCSI lines of products; the performance of our products; decline in consumer acceptance of our current products; the timing and volume of orders by OEM customers for storage products; our ability to control and manage costs associated with the delivery of new products; and the adverse effects of the intense competition we face in our business. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this document. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

PART I

Item 1. Business

For your convenience, we have included, in Note 22 to the Consolidated Financial Statements, included in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, a Glossary that contains a brief description of a few key acronyms commonly used in our industry and a few accounting acronyms, including accounting regulatory bodies, that are also referred to herein. These acronyms are listed in alphabetical order.

Description

We currently provide innovative data center I/O solutions that protect, accelerate, optimize, and condition data in today’s most demanding data center environments. Our products are used in IT environments ranging from traditional enterprise environments to fast growing, on-demand cloud computing data centers. Our products enable data center managers, channel partners and OEMs to deploy best-in-class storage solutions to meet their customers’ evolving IT and business requirements. Around the world, leading corporations, government organizations, and medium and small businesses trust Adaptec technology. Our software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies, including both hard disk and solid state drives. System integrators and white box suppliers build server and storage solutions based on Adaptec technology to deliver products with superior price and performance, data protection and interoperability to their clients and customers.

General Information

We were incorporated in 1981 in California and completed our initial public offering in 1986. In March 1998, we reincorporated in Delaware. Our shares of common stock are included in the S&P Small Cap 600 Index. Our principal executive offices are located at 691 South Milpitas Boulevard, Milpitas, California 95035 and our telephone number at that location is (408) 945-8600. We also maintain our website at www.adaptec.com. Information found on or accessible through our website is not part of and is not incorporated into, this Annual Report on Form 10-K.

Business Outlook

In December 2009, we announced the retention of Blackstone Advisory Partners L.P. to serve as our exclusive financial advisor relating to a potential sale or disposition of certain of our assets or business operations. On May 8, 2010, subsequent to our fiscal year-end, we entered into an Asset Purchase Agreement with PMC-Sierra, Inc., or PMC-Sierra for the sale of certain assets and for PMC-Sierra to assume certain liabilities related to our business of providing data storage hardware and software solutions and products including ASICs, HBAs, RAID controllers, Adaptec RAID software, Adaptec RAID code, or ARC, storage management software including Adaptec Storage Manager or ASM, option ROM BIOS, command line interface or CLI, storage virtualization software, and other solutions that span SCSI, SAS, and SATA interface technologies, and that optimize the performance of both hard disk and solid state drives, for a purchase price of approximately $34 million. In this Annual Report on Form 10-K, we refer to the transactions contemplated by the Asset Purchase Agreement with PMC-Sierra as the PMC Transaction. Assuming satisfaction of the closing conditions in the Asset Purchase Agreement with PMC-Sierra, we anticipate that the PMC Transaction will be consummated in June 2010. As we continue to proceed with certain specific and other customary closing conditions necessary to consummate the PMC Transaction, we remain committed to providing service and support for our existing customers and end-users. Whether or not the PMC Transaction is consummated, our revenues may be negatively impacted during this pre-closing period as the transaction creates uncertainty in the marketplace for our existing customers and end-users, who may be less likely to place orders with us as a result of this uncertainty.

Assuming the PMC Transaction is consummated, we intend to explore all strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the PMC Transaction and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital. Additionally, we will, as previously announced, continue to consider our options related to those products and technology obtained from our acquisition of Aristos Logic Corporation, or Aristos, which we refer to in this Annual Report on Form 10-K as our Aristos products, as well as our other remaining operating assets, including non-core patents and real estate holdings. With respect to our Aristos products, options that we may consider include (i) ceasing to invest additional funds in our Aristos products, winding-down the sale of our Aristos products and fulfilling our remaining contractual obligations with our existing customers, which we would expect to be completed in six months, or by September 2010, or (ii) seeking to sell the assets related to our Aristos products to a third party. We will also explore alternatives for maximizing the value of our non-core patent portfolio and remaining real estate assets. Following and assuming the consummation of the PMC Transaction, we remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the significant cash and liquid assets on hand to create value for our stockholders, including exploring opportunities to deploy this cash and liquid assets to make acquisitions of businesses that will maximize stockholder value and/or engaging in stock buybacks and cash dividends. Going forward our business is expected to consist of capital redeployment and identification of new, profitable business operations in which we can utilize our existing working capital and maximize the use of our net operating losses, or NOLs.

If we consummate the PMC Transaction discussed above, we may incur significant charges in the future, which charges include, but are not limited to, increased amortization or depreciation of our long-lived assets due to potential changes to the expected remaining useful lives, potential impairment of our long-lived assets, restructuring charges, acceleration of compensation expense related to unvested stock-based awards, potential cash bonus payments and potential accelerated payments of certain of our contractual obligations, which may impact our results of operations and financial condition. The aggregate of these amounts cannot be quantified at this time. Further subsequent event disclosures related to expected changes to the remaining useful lives of our long-lived assets, stock-based activity and associated compensation expense, and restructuring charges are discussed in Note 7, 9 and 11, respectively, to the Consolidated Financial Statements.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of March 31, 2010. As of the date of this Annual Report on Form 10-K, the PMC Transaction has not been consummated. The PMC Transaction may not be consummated.

Products Overview

We operate in one segment. For an analysis of financial information about our geographic areas, see “Note 19—Segment, Geographic and Significant Customer Information” to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We currently provide data protection storage products and sell a broad range of storage technologies, including ASICs, board-level I/O and RAID controllers and software. We sell these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through our network of distribution and reseller channels. We consider all our products to be similar in nature and function.

Components.

RAID Controllers and HBAs.    We offer a wide range of HBAs and RAID controllers for use with SATA, SAS and Parallel SCSI drives, including our line of Unified Serial® cards, which can be used with both SATA and SAS drives, including Solid State Drives. The SATA and SAS technologies are offered in our Series 1, Series 2, Series 3, Series 5 and Series 5Z families. Our SATA products provide a flexible solution for cost effective, high capacity drives. Unified Serial RAID Controllers support both SATA and SAS disk drives with the same architecture to meet the need for maximum performance, reliability, scalability, and flexibility for enterprise-class applications, including NAS, online transaction processing, web, digital surveillance, and streaming applications. Our family of products is designed to meet evolving storage needs by providing high performance, reliable storage management tools, hardware and software compatibility and high levels of support. Our Series 5Z products, which were introduced in fiscal 2010, reduce the cost of data center maintenance by eliminating the need to monitor battery charge levels, service battery modules or power down servers for battery replacement. While we have used our own ASICs in these products in the past, our latest generation of products uses ROC technology from Intel Corporation. Our controller cards include 4, 8, 16, 20 and 28-port designs, which help end users simplify the design of their solutions.

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

RSP.    RSPs, which are related to our Aristos products, are ASIC devices incorporating a collection of hardware engines that fully automate the operation of the data path and eliminate the performance bottlenecks found in other silicon-based software RAID solutions. Our RSP products provide our customers with cost- and energy-efficiencies in data protection without compromising performance. Our primary markets include Blade Servers and External Storage applications where high performance and high availability features are required.

Data Center Data Conditioning Features.    Our Intelligent Power Management technology allows users to reduce their power consumption without impacting storage performance providing a green footprint to public and private cloud data centers. Our MaxIQ SSD Cache Performance Solution, introduced in fiscal 2010, maximizes performance while minimizing capital and operating costs by utilizing both solid state drives and hard disk drives, to create High-Performance Hybrid Arrays.

Software.

Our products incorporate software that simplifies data management and protection for businesses of all sizes. We distribute the software through various methods.

Host RAID.    We license our host RAID technology, which allows our customers to leverage the I/O components already incorporated on their server chipsets to connect them with RAID-providing low cost data protection. Host RAID enables customers not only to protect their data drives but also to include protection for the boot drives.

The following software products are available in combination with hardware or can be purchased as an upgrade.

RAID.    Our RAID technology reduces a customer’s dependence on the reliability of a single disk drive by encoding data across multiple drives. We apply our RAID technology independent of the disk drive interface to provide data protection on SCSI, SATA and SAS disk drives. This independence enables our RAID software, firmware and hardware to be available across the full spectrum of servers from entry to enterprise.

Adaptec Storage Manager.    Adaptec Storage Manager is a single storage management utility that enables customers and IT managers to easily manage storage across DAS environments, create storage solutions and protect data (RAID) from disk drive failure. Standard features that are included with our SATA or SAS RAID controllers allow our products to deliver a high level of data protection.

Other Software.    We provide software development kits and command line interface tools to help simplify storage management and provide manufacturing tools to simplify the integration of our products into customer solutions.

Sales, Marketing and Customers

We sell our products through our sales force directly to OEMs worldwide who market our products under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the specific requirements of end users. Our OEM sales force focuses on developing relationships with OEM customers. The sales process involved in gaining major design wins can be complex, lengthy, and expensive. Sales to these OEM customers accounted for approximately 35% of our total net revenues in fiscal 2010. Our primary OEM customers in fiscal 2010, in alphabetical order, were Hewlett-Packard, IBM, Intel and Super Micro Computer, Inc. We expect net revenues obtained from our parallel SCSI products and our serial legacy products sold to OEM customers to continue to decline in future quarters as we believe the future growth opportunities for these products are limited due to the failure to secure certain design wins.

We also sell through our sales force to distribution channels worldwide, which market our products under the Adaptec brand; they, in turn, sell to VARs, system integrators and retail customers. We provide training and support for our distribution customers and to VARs. We also sell board-based products and provide technical support to end users worldwide through major computer-product retailers. Sales to distribution customers accounted for approximately 65% of our total net revenues in fiscal 2010. Our primary distributors in fiscal 2010, in alphabetical order, were Bell Microproducts, CPI Computer Partner Handels GmbH, Ingram Micro, Synnex and Tech Data.

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

A small number of our customers account for a substantial portion of our net revenues. In fiscal 2010, IBM, Bell Microproducts and Ingram Micro accounted for 17%, 16% and 15% of our total net revenues, respectively. In fiscal 2009, IBM accounted for 36% of our total net revenues. In fiscal 2008, IBM accounted for 40% of our total net revenues.

International

We currently maintain operations in four countries and sell our products in additional countries through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from an international workforce, provides stability to our operations, diversifies revenue streams to offset geographic economic trends and offers us an opportunity to penetrate new markets.

A summary of our net revenues and net property, plant and equipment by geographic area is set forth in Note 19 to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We generated approximately 66% of our overall revenues in fiscal 2010 from outside of the United States primarily from commercial customers. These sales include sales to foreign subsidiaries of U.S. companies.

Competition

The markets for all of our products are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry and customer standards and competitive pricing pressures.

We believe the principal competitive factors in the markets for our products are product price versus performance, product features and functionality, reliability, technical service and support, scalability and interoperability and brand awareness. We compete primarily with controller and HBA product offerings from Areca Technology Corporation and LSI, and several smaller suppliers in addition to ASIC product offerings from LSI, Marvell and PMC-Sierra.

Backlog

We typically receive orders for our products within two weeks or less of the desired delivery date, and most orders are subject to rescheduling and/or cancellation with little or no penalty. We maintain remote inventory locations at some of our largest OEMs’ sites with product ordering and delivery occurring when the OEM customer accepts our product into their inventory. In light of industry practice and experience, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Manufacturing

We outsource the manufacturing of the majority of our products to Sanmina-SCI Corporation, or Sanmina-SCI. We entered into a manufacturing agreement with Sanmina-SCI in February 2009 that expires in the fourth quarter of fiscal 2012. However, this manufacturing agreement with Sanmina-SCI will be transferred to PMC-Sierra if the PMC Transaction is consummated. We believe that Sanmina-SCI will be able to meet our anticipated needs for both current and future technologies. Our final assembly and test operations for our ASIC products are performed by Amkor Technology and Advanced Semiconductor Engineering. Advanced Semiconductor Engineering also warehouses and ships our products on our behalf.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. As of March 31, 2010, we had 465 issued patents, expiring between February 2011 and October 2027, covering various aspects of our technologies. In addition, the Adaptec name and logo are trademarks or registered trademarks of ours in the United States and other countries. However, certain patents, as well as the Adaptec name and logo, will be transferred to PMC-Sierra if the PMC Transaction is consummated. If consummated, PMC-Sierra will also receive a non-exclusive license for the non-core patents that we will retain. We believe our patents and other intellectual property rights have value, but we do not consider any single patent to be essential to our business. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and through the use of appropriate confidentiality agreements.

Research and Development

The high technology industry is characterized by rapid technological innovation, evolving industry standards, changes in customer requirements and new product introductions and enhancements. Our future performance will depend in large part on our ability to maintain and enhance our current product line and to develop new products that achieve market acceptance, maintain competitiveness and meet an expanding range of customer requirements. To achieve these objectives, we may continue to leverage our technical expertise and product innovation capabilities to address storage-access products across a broad range of users and platforms. We may also enter into strategic alliances or partnerships where appropriate. We entered into a three-year strategic development agreement with HCL Technologies Limited, or HCL, to provide product development and engineering services for our product portfolio. However, the three-year strategic development agreement with HCL will be transferred to PMC-Sierra if the PMC Transaction is consummated.

Approximately 45% of our employees were engaged in research and development at March 31, 2010 as compared to 44% and 42% at March 31, 2009 and 2008, respectively. Our research and development expenses were $29.5 million, or 40% of total net revenues, $26.9 million, or 23% of total net revenues, and $34.0 million, or 23% of total net revenues, for fiscal years 2010, 2009 and 2008, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs.

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

Employees

As of March 31, 2010, we had a total of 187 employees, which excludes outsourced partners. Overall employee headcount declined by 19% in fiscal 2010 compared to fiscal 2009, and headcount declined by 41% in fiscal 2009 compared to fiscal 2008. We had a total of 232 and 391 employees at the end of fiscal 2009 and 2008, respectively. We expect our employee headcount to decline significantly if the PMC Transaction is consummated.

We believe that we currently have favorable employee relations. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced work stoppages.

Available Information

We make available free of charge through our Internet website at http://www.adaptec.com the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy, information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC and that may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our results of operations and financial condition. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. The risk factors outlined below include the risks associated with the consummation of the PMC Transaction, as well as our current operations.

Risks Related to Consummation of the PMC Transaction

If we do not complete the proposed sale of certain assets related to our business operations to PMC-Sierra, the continued operations of our business may result in losses from operations until an alternate course of action can be implemented.    On May 8, 2010, subsequent to our fiscal year-end, we entered into an Asset Purchase Agreement with PMC-Sierra for the sale of certain of our assets related to our business operations. Assuming satisfaction of the closing conditions contained in the Asset Purchase Agreement with PMC-Sierra, we anticipate consummating this transaction in June 2010. Until the consummation of the PMC Transaction, we intend to continue operating our business, subject to the consent of PMC-Sierra as required in certain circumstances pursuant to the Asset Purchase Agreement. This includes seeking growth opportunities beyond those presented by our existing product lines by entering into strategic alliances or partnerships to grow our business and increase our operating performance; however, we may not succeed in these efforts. The Asset Purchase Agreement with PMC–Sierra places a requirement of PMC-Sierra consent in certain specific circumstances with respect to our ability to operate, dispose of and maintain the assets subject to the PMC Transaction. The Asset Purchase Agreement with PMC-Sierra also includes closing conditions, which include among others (i) required regulatory approvals, (ii) absence of any law or order prohibiting closing, (iii) the absence of any change, development or event that would reasonably be expected to have a material adverse effect on the assets being purchased, (iv) certain third party consents, (v) the release of any non-excepted security interests in the assets being purchased, (vi) the absence of any proceedings which could reasonably challenge, restrain, prohibit or make illegal the PMC Transaction, (vii) the delivery of a legal opinion by our legal counsel in Delaware, (viii) the acceptance by certain employees of PMC-Sierra’s offers of employment, (ix) the accuracy of the representations and warranties of the parties, and (x) compliance by the parties with their obligations. If the PMC Transaction is not consummated, we may continue to incur operating losses until we can implement an alternate course of action, and we may also be adversely affected by negative market perceptions, which may have a material adverse effect on our financial results, including the loss of customers and employees. We may also be required to record impairment charges for our long-lived assets in the future.

If the PMC Transaction is not consummated, we will have incurred substantial costs that may adversely affect our business, financial condition and results of operations and the market price of our common stock.    We have incurred and will incur substantial transaction costs and expenses in connection with the PMC Transaction. These costs are primarily associated with the fees of our financial advisors and attorneys. Management resources may be diverted in an additional effort to consummate the PMC Transaction, and we are subject to obtaining PMC-Sierra consent in certain specific circumstances with regards to the conduct of our business prior to closing the PMC Transaction. Further, the closing of the PMC Transaction is subject to closing conditions contained in the Asset Purchase Agreement with PMC-Sierra on the conduct of our business. If the PMC Transaction is not consummated, we will have incurred significant costs for which we will have received little or no benefit. In addition, if the PMC Transaction is not consummated, we may experience negative reactions from the financial markets and our stockholders, potential investors, customers and employees. Each of these factors may also adversely affect the trading price of our common stock and our business, financial condition and results of operations.

The pending PMC Transaction may create uncertainty for our customers and employees.    While the PMC Transaction is pending, customers may delay or defer decisions to purchase our products and existing customers may experience uncertainty about our products. This may adversely affect our ability to gain new customers and retain existing customers, which could adversely affect our business, financial condition and results of operations. In addition, because of the uncertainty regarding our operations, customers may not order our products even if the PMC Transaction is not consummated. Even though we have implemented retention programs with our employees, current employees may experience uncertainty about their relationship with us, and key employees may depart because of issues relating to the uncertainty and difficulty involved in our continued operations. The loss of key employees could adversely affect our business, financial condition and results of operations.

Risks Associated with Operations after Consummation of the PMC Transaction

If we are successful in consummating the PMC Transaction, our operating results and financial condition may be impacted by significant charges.    If the PMC Transaction is consummated, it is likely that we will incur significant charges, at such time. We believe our potential exposure may include, but is not limited to, the following:

•	increased amortization or depreciation of our long-lived assets due to potential changes to the expected remaining useful lives;

•	potential impairment of our long-lived assets;

•	restructuring charges;

•	acceleration of compensation expense related to unvested stock-based awards;

•	potential cash bonus payments; and,

•	potential accelerated payments of certain of our contractual obligations.

Such charges, which we cannot quantify at this time, are likely to adversely impact our results of operations and financial condition.

We will likely incur significant restructuring expenses in the near future.    Subsequent to our fiscal year-end, we approved a restructuring plan to reduce our operating expenses. We expect to complete our actions by December 2010, which is primarily contingent upon the consummation of the PMC Transaction, including the expected transition services we are required to provide to PMC-Sierra. The restructuring charges to be incurred will primarily result in cash expenditures related to severance and related benefits, and to a lesser extent, exiting certain operating facilities and disposing excess assets. In an effort to continue saving operational costs subsequent to our fiscal year-end, we notified certain of our engineering employees and provided them one-time severance benefits of approximately $1.8 million, which is expected to be recorded in the first quarter of fiscal 2011, as we intend to outsource our ASIC and silicon needs. We cannot quantify the remaining impact of this restructuring plan to our Consolidated Statements of Operations at this time as the remaining restructuring actions are contingent upon the consummation of the PMC Transaction. Moreover, we could encounter delays in executing our restructuring plan, which could cause further disruption and additional unanticipated expense to our Consolidated Statements of Operations in the near future.

If the PMC Transaction is consummated, the NASDAQ Stock Market may determine that we are operating as a “public shell” and may decide to subject us to delisting proceedings or additional and more stringent continued listing criteria.    If the PMC Transaction is consummated, the NASDAQ Listings Qualification Panel may determine that after such sale we are a “public shell” company. While the NASDAQ Stock Market has no bright-line or qualitative test for determining whether a particular company is a “public shell,” the exchange has expressed the opinion that the securities of companies operating as “public shells” may be subject to market abuses or other volatile conduct that is detrimental to the interests of the investing public. The NASDAQ Stock Market has defined a public shell as a company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Should the PMC Transaction close, the NASDAQ Listing Qualifications Panel may perform a facts and circumstances analysis to determine whether they believe we are a “public shell.” Listed companies determined to be “public shells” by the NASDAQ Listings Qualification Panel may be subject to delisting proceedings or additional and more stringent continued listing criteria. If our common stock were delisted from the NASDAQ Global Market, liquidity in our shares and the trading prices of our shares could be negatively impacted.

Should the PMC Transaction be consummated and our other operating assets sold, written-off or disposed of, we may be considered a “shell company” under federal securities laws and may become subject to more stringent reporting requirements.    Under Rule 405 of the Securities Act and Exchange Act Rule 12b-2, a shell company is defined as an entity that has no or nominal operations and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Should the PMC Transaction be consummated, depending on our future activities and operations, we may be deemed a “shell company” under the federal securities laws and regulations. The Securities and Exchange Commission’s rules prohibit the use of Form S-8 for the registration of shares under equity incentive plans by a shell company and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for us, and will likely increase the costs of registration compliance following the completion of a business combination.

If the PMC Transaction is consummated and depending on our future activities and operations, we may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities, which may make it difficult for us to complete future business combinations or acquisitions.    The Investment Company Act of 1940, as amended, or the Investment Company Act, requires registration, as an investment company, of companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. After the consummation of the PMC Transaction and depending on our future activities and operations, we may become subject to the Investment Company Act. While Rule 3a-2 of the Investment Company Act provides an exemption that allows companies that may be deemed investment companies but that have a bona fide intent to engage primarily in a business other than that of investing in securities up to one year to engage in such other business activity, we may not qualify for this or any other exemption under the Investment Company Act. If we are deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of and custodial requirements for holding our investments; and

•	restrictions on our issuance of securities which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we become subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional costs and expenses. There can be no assurance that we will not be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act or that we will qualify for the exemption under Rule 3a-2 of the Investment Company Act.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.    Certain events or changes in circumstances would require us to assess the recoverability of the carrying value amount of our long-lived assets. With the announcement made by us in December 2009 that we initiated a process to pursue the potential sale or disposition of certain of our assets or business operations, we evaluated our long-lived assets to determine whether the carrying value would be recoverable. As we continued through this sale process on certain of our assets or business operations in the fourth quarter of fiscal 2010, we reevaluated the recoverability of our long-lived assets’ carrying value at March 31, 2010. Based on our analysis, our long-lived assets were not considered impaired in either the third or fourth quarters of fiscal 2010 as the sum of the expected undiscounted future cash flows exceeded the carrying value of our long-lived assets of $ $27.4 million at March 31, 2010. However, if the PMC Transaction is consummated, the carrying value of our remaining long-lived assets may not be recoverable in the future whether or not we decide to continue our efforts in the sale of the Aristos products or wind down or dispose of the Aristos products. As a result, if certain events or changes in circumstances arise, we may be required to record impairment charges for our long-lived assets in future periods or shorten the remaining useful life of our long-lived assets, which would require us to record higher amortization or depreciation expense in future periods.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.    Our common stock may become a “penny stock” pursuant to Rule 3a51-1 of the Exchange Act. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share, with certain exemptions. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

If the PMC Transaction is consummated, failure to successfully identify and enter into a new line of business or identify possible acquisition candidates could cause our stock price to decline.    If the PMC Transaction is consummated, we expect to pursue actively a new line of business operations and to explore all strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the PMC Transaction and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital, while we manage our remaining operations. In relation to pursuing such strategic alternatives and new business acquisition opportunities, our stock price may decline due to any or all of the following potential occurrences:

•	we may not be able to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business;

•	we may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with our limited financial resources;

•	we may not be able to utilize our existing NOLs to offset future earnings;

•	we may have difficulty retaining our key remaining employees; and

•	we may have difficulty retaining our Board of Directors or attracting suitable qualified candidates should a current director resign.

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities once the PMC Transaction is consummated.    We have incurred recurring operating losses related to our operations since 2001 (other than during 2004). If the PMC Transaction is consummated, we intend to explore strategic alternatives and identify new business acquisition opportunities in which we may utilize our NOLs. There is no guarantee that we will be able to identify such new business acquisition opportunities or strategic alternatives in which we may redeploy our assets and the proceeds of the PMC Transaction. If we are unable to identify new business opportunities or acquire suitable acquisition candidate(s), we may continue to incur operating losses and negative cash flows, and our results of operations and stock price may suffer.

Following the consummation of the PMC Transaction, our stockholders may be subject to the broad discretion of management.    Should the PMC Transaction be consummated, we will have limited operating assets, and our business strategy will involve identifying new business and investment opportunities. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any such proposed transactions or investments. As a result, our stockholders may be dependent on the broad discretion and judgment of management in connection with the application of our capital and the selection of acquisition or investment targets. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

There may be risks associated with acquisitions and investments pursued after consummation of the PMC Transaction, including our decisions to sell, write-off or dispose of our remaining operating assets.    As part of our business strategy following consummation of the PMC Transaction, we may evaluate new acquisition and investment opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent integration of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that we will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to our operations and future financial condition. In addition, we may be subject to certain risks and liabilities depending on our continued efforts to sell our Aristos products or other current operating assets or wind-down or dispose of our Aristos products or other current operating assets, including requirements under existing contracts with customers for our Aristos products, and possible disposition of our non-core patent portfolio and remaining real estate assets. There can be no assurance that we will be able to successfully wind-down or dispose of our Aristos products and fulfill all of our contractual obligations with customers of such products by September 2010, or successfully dispose of or redeploy our non-core patent portfolio and remaining real estate assets, which may result in an adverse effect on our financial condition and stock price.

We will incur significant costs in connection with our evaluation of new business opportunities and suitable acquisition candidates.    If the PMC Transaction is consummated, our management intends to identify, analyze and evaluate potential new business opportunities, including possible acquisition and merger candidates. We will incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate new business opportunity, or any acquisition opportunity, in the near term, or at all.

We will likely have no operating history in our new line of business, which is yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.    We have not identified what our new line or lines of business will be and, therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business, and it is possible that any company we may acquire will have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for us. The ultimate success of such new business cannot be assured.

We may be unable to realize the benefits of our NOLs.    NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. Based on current income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in identifying suitable new business opportunities and acquisition candidates that maximize our NOLs, and once identified, successfully becoming established in this new business line or consummating such an acquisition.

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service, or the IRS. The IRS could challenge our calculation of the amount of our NOLs, and our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code, may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.

We may issue a substantial amount of our common stock in the future which could cause dilution to our stockholders and otherwise adversely affect our stock price.    A key element of our business strategy will be to make acquisitions. While we may make acquisition(s) in whole or in part with cash, as part of such strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, our existing stockholders’ equity interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

We may face litigation from stockholders related to the consummation of the PMC Transaction.    With respect to the PMC Transaction, we may be subject to purported class action or derivative complaints that may be filed against us. The outcome of this potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. Such potential litigation would divert financial and management resources and result in general business disruption, regardless of whether the allegations are valid or whether we are ultimately held liable. A temporary or permanent injunction could delay or prevent completion of the PMC Transaction and such delay or failure could adversely affect us and cause adverse effects in our results of operations, cash flows and financial condition.

Risk Factors Related to Operations Should the PMC Transaction not be Consummated

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or all of our current operations to focus on new opportunities.    Should the PMC Transaction not be consummated, our management team will continue to review and evaluate our product portfolio, operating structure, and markets to determine the future viability of our existing products and market positions, including any possible alternative transaction(s), and the possible future divestiture in an alternate transaction of certain of our assets or business operations, should it be determined that the infrastructure and expenses necessary to sustain our existing business or product offerings are greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our best interest to continue to explore transactions in which we seek to sell, exit or divest such business or product offering. For example, subsequent to our fiscal year-end, as previously announced, we continue to consider our options related to our Aristos products, which includes an effort to sell, wind-down or dispose of these products. There can be no assurance that we will be able to successfully wind-down or dispose of our products and technology obtained from our acquisition of Aristos and fulfill all of our contractual obligations with customers of such products, which may result in an adverse effect on our financial condition and results of operations. Should the PMC Transaction not be consummated and the sale or disposition process were continued, such process may create uncertainty in the marketplace with our customers and our suppliers, which could result in the following:

•	loss of customers;

•	reduced revenue base;

•	increased dependency on suppliers;

•	inability to obtain products or services in a timely manner for competitive prices;

•	increased operating costs;

•	employee attrition;

•	impairment of our long-lived assets;

•	material restructuring charges; and

•	loss of liquidity.

In the past, we have depended on a small number of large OEM customers for a significant portion of our revenues, and we may not be successful in obtaining new OEM designs wins, which may prevent us from sustaining or growing our revenues from OEM customers.    We have evaluated the OEM portion of our business, and, should the PMC Transaction not be consummated, we are likely to focus many of our efforts on our channel business opportunities and selectively or opportunistically pursue future business from OEM customers with our current product portfolio, as we believe the future growth opportunities with OEMs for most of our current products are limited. While we gained some new OEM business and opportunities for products containing unified serial technologies as a result of the Aristos acquisition that have resulted in sales, we believe such sales are unlikely to offset the decline in OEM sales from our legacy products in the future as we continue to consider our options to sell, exit or divest our Aristos products.

We depend on a few key customers and the loss of any of them could significantly reduce our net revenues.    Historically, a small number of our customers have accounted for a significant portion of our net revenues. For example, in fiscal 2010, IBM, Bell Microproducts and Ingram Micro accounted for 17%, 16% and 15% of our total net revenues, respectively, and in fiscal years 2009 and 2008, IBM accounted for 36% and 40% of our total net revenues, respectively. We believe that our major customers continually evaluate whether or not to purchase products from alternate or additional sources. Additionally, our customers’ economic and market conditions frequently change, and many of our customers may be negatively impacted by the current global economic turmoil. Accordingly, we cannot assure you that one or more of our major customers will not reduce, delay or eliminate its purchases from us, which would likely cause our revenues to decline further. Our current customers may also reduce or eliminate their purchases from us due to the uncertainty of our future operations. While we have gained some new OEM business and opportunities for products containing unified serial technologies as a result of the Aristos acquisition that have resulted in sales, such sales are unlikely to offset the decline in OEM sales from our legacy products in the future; therefore, we will currently be increasingly dependent on our channel products and customers for future revenue growth. This is particularly critical because our sales are made by means of standard purchase orders rather than long-term contracts. As a result, we cannot assure you that our few key customers will continue to purchase quantities of our products at current levels, or at all.

If our design wins do not result in significant sales, our revenues will continue to decline.    A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated within its product. The success that we ultimately experience from a design win is largely a factor of the success of the customer’s product into which our product has been integrated. We have virtually no control over, and sometimes have very little visibility, as to the success of our customer’s products, which is dependent upon a number of factors including current market conditions. If our design wins do not result in significant sales, our revenues will continue to decline which could adversely affect our business.

Our operations depend on the efforts of our workforce, particularly our executives, principal engineers and other key employees, the loss of whom could affect the growth and success of our business.    To be successful, we must retain and motivate our executives, our principal engineers and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Competition for experienced management, technical, marketing and support personnel such as these remains intense. We must also continue to motivate all of our other employees and keep them focused on our strategies and goals, which may be particularly difficult due to morale challenges posed by the uncertainty of our future operations and their future employment with us. Each of our employees is an “at-will” employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty. Due to the general uncertainty regarding the outlook of our company, we have implemented a retention plan in an effort to retain some of our key employees. The loss of any of our key employees as well as a high level of attrition from all our other employees could have a significant impact on our operations. In addition, should the PMC Transaction be consummated, we will be required to fulfill certain transition services to PMC-Sierra, and the loss of any of our employees that are key to such transition activities could have an adverse effect on, and increase the cost of, providing these transition services.

If we do not meet our expense reduction and cost containment goals, we may have to continue to implement additional restructuring plans to reduce our operating costs. This may cause us to incur additional material restructuring charges and result in adverse effects on our employee capacities.    We implemented several restructuring plans and recorded related restructuring charges of $1.6 million, $6.1 million and $6.3 million in fiscal years 2010, 2009 and 2008, respectively. These restructuring plans primarily involved the reduction of our workforce and the closure of certain facilities. The goals of our restructuring plans that were implemented were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs. Subsequent to our fiscal year-end, we approved a restructuring plan to reduce our operating expenses. We expect to complete our actions by December 2010, which is primarily contingent upon the consummation of the PMC Transaction, including the expected transition services we are required to provide to PMC-Sierra. The restructuring charges to be incurred will primarily result in cash expenditures related to severance and related benefits, and to a lesser extent, exiting certain operating facilities and disposing excess assets. In an effort to continue saving operational costs subsequent to our fiscal year-end, we notified certain of our engineering employees and provided them one-time severance benefits of approximately $1.8 million, which is expected to be recorded in the first quarter of fiscal 2011, as we intend to outsource our ASIC and silicon needs. We cannot quantify the remaining impact of this restructuring plan to our Consolidated Statements of Operations at this time as the remaining restructuring actions are contingent upon the consummation of the PMC Transaction. Moreover, we could encounter delays in executing our restructuring plan, which could cause further disruption and additional unanticipated expense to our Consolidated Statements of Operations in the near future. Further, our restructuring plan could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively.

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

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets.    Global economic conditions have been challenged in the past by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. While the liquidity and credit concerns have passed and we have seen some improvement in global economic conditions, any adverse change in global economic conditions may adversely impact our financial results. A substantial portion of our assets consists of investments in marketable securities that we hold as available-for-sale and mark to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We depend on contract manufacturers and subcontractors, and if they fail to meet our manufacturing needs, it could delay shipments of our products and result in the loss of customers or revenues and increased manufacturing costs, which would have an adverse effect on our results.    We rely on contract manufacturers for manufacturing our products and subcontractors for the assembly and packaging of the integrated circuits included in our products. In February 2009, we entered into a three-year manufacturing agreement with Sanmina-SCI to manufacture a majority of our products. However, this three-year strategic manufacturing agreement with Sanmina-SCI will be transferred to PMC-Sierra assuming the PMC Transaction is consummated. We must work closely with Sanmina-SCI to ensure that products are delivered on a timely basis. In addition, we must ensure that Sanmina-SCI continues to provide quality products. However, with our intent to pursue the potential sale or disposition regarding certain of our assets or our business operations, we may encounter difficulties in obtaining products and/or services in a timely manner for competitive prices from our suppliers. If Sanmina-SCI is unwilling or unable to meet our supply needs, as was the case in the earlier stages of our contract with them, including timely delivery and adherence to standard quality, we could lose customers or revenues and incur increased manufacturing costs, which would have an adverse effect on our operating results.

Due to the nature of this relationship, and the continuous changes in the prices of components and parts, we are in ongoing negotiations with Sanmina-SCI concerning product pricing. Any adverse outcome of future negotiations concerning product pricing could adversely impact our gross margins. We have no long-term agreements with our assembly and packaging subcontractors. We also employ Amkor Technology and Advanced Semiconductor Engineering to final assemble and test operations related to our ASIC products. We cannot assure you that these subcontractors will continue to be able and willing to meet our requirements. Any significant disruption in supplies from or degradation in the quality of components or services supplied by these contract manufacturers and subcontractors could delay shipments and result in the loss of customers or revenues, which could have an adverse effect on our operating results.

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

Our dependence on new products may cause our net revenues to fluctuate or decline.    If the PMC Transaction is not consummated, our future success may depend upon our completing and introducing enhanced and new products at competitive prices and performance levels in a timely manner. The success of new product introductions depends on several factors, including the following:

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

If we lose the cooperation of other hardware and software producers whose products are integral to ours, our ability to sustain or grow our revenues could be adversely affected.    We must design our current products to operate effectively with a variety of hardware and software products supplied by other manufacturers, including the following:

•	I/O and RAID ASICs;

•	microprocessors;

•	peripherals;

•	system software;

•	server and desktop motherboards; and

•	enclosures.

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

To be competitive, our current products must be enhanced and improved on a timely basis to keep pace with market demands. If we do not do so, or if our competition is more effective in developing products that meet the needs of our existing and potential customers, we may lose market share and not participate in the future growth of our target markets. Revenues for our SATA products sold to our OEM customers have declined and we expect these revenues to continue to decline, as our products are at the end of their life cycles and certain of our customers have moved to other suppliers to obtain next generation SATA technologies. We also expect a negative impact on our net revenues from a decline in sales of our serial legacy products sold to OEMs in future quarters as IBM notified us in the second quarter of fiscal 2008 that we did not receive design wins for their new serial products.

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

We depend on the efforts of our distributors, which if reduced, could result in a loss of sales of our products in favor of competitive offerings.    We derived approximately 65% of our total net revenues for fiscal 2010 from independent distributor and reseller channels. Our financial results could be adversely affected if our relationships with these distributors or resellers were to deteriorate or if the financial condition of these distributors or resellers were to decline. We continue to monitor and evaluate our distributors and may terminate distributor relationships to improve our product placement or improve distribution channels; however, the termination of a distributor may adversely affect our financial results in the short term.

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

We currently purchase all of the finished production silicon wafers, chips and other key components used in our products from suppliers, and if they fail to meet our manufacturing needs, it would delay our production and product shipments to customers and negatively affect our operations.    Independent foundries manufacture to our specifications all of the finished silicon wafers and chips used for our products. We currently purchase finished production silicon wafers used in our products from Taiwan Semiconductor Manufacturing Company, or TSMC, and purchase finished production chips from LSI Corporation. In addition, we purchase some of our key components used in our products from sole-source suppliers. The manufacture of semiconductor devices and other components are sensitive to a wide variety of factors, including the following:

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

Our reliance on industry standards and technological changes in the marketplace may cause our net revenues to fluctuate or decline.    The computer industry is characterized by various, evolving standards and protocols. We design our products to conform to certain industry standards and protocols such as the following:

Technologies:

•CIFS	•PCI

•Ethernet	•PCIe

•Fibre channel	•PCI-X

•FTP	•RAID

•HTTP	•SAS

•IPsec	•SATA

•iSCSI	•SCSI

•NFS	•SMI-S

Operating Systems:

•Linux	•UNIX

•MacOS	•VMware

•Netware	•Windows

If user acceptance of these standards declines, or if new standards emerge, and if we do not anticipate these changes and develop new products accordingly, these changes could adversely affect our business and financial results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business.    We may from time to time be subject to various state, federal, and international laws and regulations governing the environment, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Although not currently mandated by any laws and regulations, we experienced a delay in sales from some of our customers that required halogen-free products, which eliminated the use of environmentally sensitive materials, including certain “salt-formers.” If our products become non-compliant with the various environmental laws and regulations or no longer meet our customer specification for environmental products, we may suffer a loss of revenues, be unable to sell affected products in certain markets or countries and be at a competitive disadvantage. We could also incur substantial costs to comply our products to meet the environmental needs of our customers, laws and regulations, which could negatively affect our results of operations and financial position.

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

If there is a shortage of components used in our customers’ products, our sales may decline, which could adversely affect our results of operations and financial position.    If our customers are unable to purchase certain components that are embedded into their products, their demand for our products may decline. In addition, we or our customers may be impacted by component shortages if components that comply with the Restriction of Hazardous Substances directive are not available. Similar shortages of components used in our products or our customers’ products could adversely affect our net revenues and financial results in future periods.

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

To execute our strategies, we may enter into strategic alliances with, or partner with companies with complementary or strategic products or technologies or make other structural changes to our business. Costs associated with these strategic alliances or partnerships may adversely affect our results of operations. This impact could be exacerbated if we are unable to integrate the products or technologies.    We may pursue strategic transactions or partnerships to scale our business as sales of our core parallel products continue to decline. These may include both strengthening our partnerships in silicon-based technology and broadening our silicon-based intellectual property to improve our business opportunities. To be successful in any strategic alliances or partnerships that we may enter into or make, we must:

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which include revenue recognition, cash, cash equivalents and marketable securities valuation, inventory, impairment of long-lived assets, stock-based compensation and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

We may be required to pay additional income taxes which could negatively affect our results of operations and financial position.    Our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to foreign, state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. While the tax authorities in the foreign jurisdictions that we operate in continue to audit our tax returns for fiscal years subsequent to 1999, the potential outcome of these audits is uncertain and could result in material tax provisions or additional tax payments in future periods.

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

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired.    We continue to hold non-controlling interest in privately held venture funds. At March 31, 2010, the carrying value of such investments aggregated $1.2 million. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2009, the value of our non-controlling interest in privately held venture funds, declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and

(b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

Changes in securities laws and regulations have increased and may continue to increase our costs.    Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, have increased and may continue to increase our expenses as we devote resources to respond to their requirements. In particular, we incurred additional administrative expense to implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 31, 2010, we owned and leased various properties in the United States and in foreign countries totaling approximately 270,000 square feet, of which approximately 160,000 square feet were leased/subleased or available to lease/sublease to third parties. The building leases expire at varying dates through fiscal 2014 and include renewals at our option. During fiscal 2010, we reduced our owned and leased properties by approximately 13% from the 309,000 square feet we owned or leased at March 31, 2009. During fiscal 2009, we reduced our owned and leased properties by approximately 33% from the 462,000 square feet we owned or leased at March 31, 2008. During fiscal 2008, we reduced our owned and leased properties by approximately 34% from the 701,000 square feet we owned or leased at March 31, 2007. These consolidation efforts include having certain facilities, located in California, Minnesota, North Carolina and Washington, subleased or made available for sublease and closing or substantially downsizing operations in Florida, Bangalore, India, the United Kingdom and Ireland.

Our principal executive offices are located in Milpitas, California and include research and development, technical support, sales, marketing and administrative functions. In addition, we lease buildings in Foothill Ranch, California, and Orlando, Florida. We use these properties primarily for research and development, technical support, and sales and marketing functions. Internationally, we operate in Australia, England, Germany and Japan. We use these properties primarily for research and development, technical design, technical support, sales and administrative functions.

The table below is a summary of the facilities we owned and leased at March 31, 2010:

	United States		Other Countries		Total
			(in square feet)
Owned Facilities	104,000	(a)	—		104,000
Leased Facilities	150,000	(b)	16,000	(c)	166,000

Total Facilities	254,000		16,000		270,000

(a)	We lease approximately 27,000 square feet and approximately 17,000 square feet are available for lease.

(b)	We sublease approximately 84,000 square feet and approximately 28,000 square feet are available for sublease.

(c)	Approximately 4,000 square feet are available for sublease.

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

As part of the PMC Transaction, PMC-Sierra has agreed to assume the obligations for certain of our leased facilities, primarily related to our international sites, if the transaction is consummated. There can be no guarantee the PMC Transaction will be consummated or that PMC-Sierra will assume such leases.

Item 3. Legal Proceedings

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

In connection with our acquisitions of Aristos, and Eurologic Systems Group Limited, or Eurologic, a portion of the respective purchase prices and other future payments totaling $4.3 million and $3.8 million, respectively, were held back, which we refer to collectively as the Holdbacks, to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of each acquisition date. The Aristos Holdback of $4.3 million was paid in full in fiscal 2010. In fiscal 2009, we resolved the remaining disputed, outstanding claims against the Eurologic Holdback by entering into a deed of indemnity and a written settlement agreement with the representative of the Eurologic stockholders, which resulted in an additional payment of $1.3 million. Our initial payment of $2.3 million to the Eurologic stockholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by us and was recognized as a gain in fiscal 2009 in “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A: Risk Factors” of this Annual Report on Form 10-K.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently traded on the NASDAQ Global Market under the symbol “ADPT.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market. The market price of our common stock has been volatile. For an additional discussion, see “Item 1A: Risk Factors” of this Annual Report on Form 10-K.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First quarter	$3.00	$2.35	$3.40	$2.58
Second quarter	3.36	2.25	4.24	3.10
Third quarter	3.56	2.98	3.71	2.41
Fourth quarter	3.46	2.97	3.61	2.20

As of May 12, 2010, there were approximately 528 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock. However, we remain committed to providing value to all of our stockholders, which may include paying cash dividends in the future.

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40.0 million of our common stock. No common stock repurchases occurred during the fourth quarter of fiscal 2010. We have repurchased approximately $4.1 million in shares of our common stock in the open market through March 31, 2010. As of March 31, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

In the fourth quarter of fiscal 2010, we withheld less than 0.1 million shares to cover the applicable taxes, relating to the vesting of shares of restricted stock. The average price per share of the shares withheld was $3.36. The shares withheld for tax purposes are not considered common stock repurchases under our authorized plan.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock to the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The graph assumes that $100 was invested on March 31, 2005 and its relative performance was tracked through March 31, 2010 in our common stock and in each index, and that all dividends paid were reinvested. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by an individual investor. Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report or future filings made by us under those statutes, the stock price performance graph is not considered “soliciting material,” is not deemed “filed” with the SEC and is not deemed to be incorporated by reference into any of those prior filings or into any future filings made by us under those statues.

	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10
Adaptec, Inc.	100.00	115.45	80.79	61.38	50.10	68.27
NASDAQ Composite	100.00	119.97	134.27	118.46	85.30	142.80
NASDAQ Computer & Data Processing	100.00	115.84	127.08	122.78	88.71	139.53

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial information has been derived from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We completed the sale to IBM of our IBM i/p Series RAID business in September 2005, sold the OEM block-based portion of our systems business to Sanmina-SCI and its wholly owned subsidiary, Sanmina-SCI USA, Inc. in January 2006 and sold the Snap Server NAS portion of our former SSG segment, or the Snap Server NAS business, to Overland Storage, Inc., or Overland, in June 2008. The information below has been reclassified to reflect the IBM i/p Series RAID business, the OEM block-based portion of our systems business and the Snap Server NAS business as discontinued operations.

	Fiscal Years Ended March 31,
	2010(2)(3)	2009(2)(4)	2008(2)(5)	2007(2)(6)	2006(2)(7)
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues(1)	$73,682	$114,774	$145,501	$227,148	$310,145
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)(1)	40,288	65,413	88,925	150,759	201,876

Gross profit(1)	33,394	49,361	56,576	76,389	108,269

Total operating expenses(1)	64,994	85,721	89,612	115,290	235,906
Income (loss) from continuing operations, net of taxes	(18,670)	(13,976)	(5,372)	42,688	(114,938)
Loss from discontinued operations, net of taxes	—	(941)	(4,722)	(18,388)	(43,304)
Gain on disposal of discontinued operations, net of taxes	1,236	4,727	479	6,543	9,810
Net income (loss)	$(17,434)	$(10,190)	$(9,615)	$30,843	$(148,432)
Income (Loss) Per Share Data:
Basic:
Continuing operations	$(0.16)	$(0.12)	$(0.05)	$0.37	$(1.01)
Discontinued operations	$0.01	$0.03	$(0.04)	$(0.10)	$(0.30)
Net income (loss)	$(0.15)	$(0.09)	$(0.08)	$0.26	$(1.31)
Diluted:
Continuing operations	$(0.16)	$(0.12)	$(0.05)	$0.33	$(1.01)
Discontinued operations	$0.01	$0.03	$(0.04)	$(0.09)	$(0.30)
Net income (loss)	$(0.15)	$(0.09)	$(0.08)	$0.25	$(1.31)
Shares used in computing income (loss) per share:
Basic	119,196	119,767	118,613	116,602	113,405
Diluted	119,196	119,767	118,613	136,690	113,405

	March 31,
	2010(3)	2009(4)	2008(5)	2007(6)	2006(7)
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities(8)	$375,347	$376,592	$626,216	$572,423	$556,552
Restricted cash and marketable securities	—	—	1,670	3,244	4,749
Total assets	429,076	450,107	700,087	715,402	737,399
Long-term liabilities(8)	9,568	14,974	19,231	228,009	229,349
Stockholders’ equity	397,703	410,880	424,096	422,158	369,445
Working capital(8)	377,035	385,219	424,663	616,033	522,039

Notes:

(1)	Prior period information has been reclassified to conform to the current period presentation. The reclassifications for discontinued operations had no impact on net income (loss), total assets or total stockholders’ equity.

The following actions affect the comparability of the data for the periods presented in the above table:

(2)	We completed the acquisition of Aristos in fiscal 2009 (see Note 2 to the Consolidated Financial Statements). We recorded restructuring charges in fiscal years 2010, 2009, 2008, 2007 and 2006 (see Note 11 to the Consolidated Financial Statements) of $1.6 million, $6.1 million, $6.3 million, $3.7 million and $10.4 million, respectively.

(3)	In fiscal 2010, we (i) recorded stock-based compensation expense of $5.8 million, of which $1.6 million related to the modification of certain stock-based awards (see Note 9 to the Consolidated Financial Statements), (ii) received $0.9 million as part of a class action suit (see Note 13 to the Consolidated Financial Statements), (iii) $0.4 from the sale of an investment in a non-controlling interest of a non-public company (see Note 13 to the Consolidated Financial Statements) and (iv) recorded a gain of $1.2 million on the sale of the Snap Server NAS business (see Note 3 to the Consolidated Financial Statements).

(4)	In fiscal 2009, we (i) recorded an impairment charge of $16.9 million to write-off goodwill (see Note 7 to the Consolidated Financial Statements), (ii) recorded stock-based compensation of $3.2 million (see Note 9 to the Consolidated Financial Statements), (iii) recorded a gain of $2.3 million on the sale of marketable equity securities (see Note 13 to the Consolidated Financial Statements), (iv) recorded a gain of $1.7 million on the repurchase of our 3/4% Convertible Senior Notes due 2023, or 3/4% Notes on the open market (see Note 13 to the Consolidated Financial Statements), (v) recorded a gain of $4.6 million on the sale of the Snap Server NAS business (see Note 3 to the Consolidated Financial Statements) and (vi) recorded a tax benefit arising from the resolution of tax disputes and the adjustment of taxes due in a prior period (see Note 14 to the Consolidated Financial Statements).

(5)	In fiscal 2008, we (i) recorded a gain of $6.7 million on the sale of certain properties (see Note 12 to the Consolidated Financial Statements), (ii) recorded stock-based compensation of $6.0 million (see Note 9 to the Consolidated Financial Statements), (iii) realized a gain of $1.6 million on the sale of a marketable debt security in a foreign entity that was obtained as part of a fiscal 2004 acquisition and (iv) wrote off intangible assets of $2.2 million (see Notes 7 and 12 to the Consolidated Financial Statements).

(6)	In fiscal 2007, we (i) recorded stock-based compensation of $7.6 million, (ii) wrote down an investment of $0.9 million and (iii) received a discrete tax benefit of $60.2 million primarily attributable to the settlement of certain tax disputes with the United States and Singapore taxing authorities, which included the resolution of our fiscal 1997 U.S. Tax Court Litigation settlement and our fiscal 2002 and fiscal 2003 IRS audit cycles.

(7)	In fiscal 2006, we recorded (i) an impairment charge of $90.6 million to write-off goodwill, (ii) a loss on disposal of assets of $1.6 million, (iii) a gain of $12.1 million on the sale of the OEM block-based systems business and (iv) a loss of $2.3 million on the sale of the IBM i/p Series RAID business.

(8)	In fiscal 2008, we reclassified our 3/4% Notes of $225.3 million from long-term liabilities to current liabilities. In fiscal 2009, we utilized cash to pay off substantially all of this debt, in the amount of $222.9 million (see Note 8 to the Consolidated Financial Statements). In addition, we paid approximately $38.0 million to acquire Aristos in fiscal 2009 (see Note 2 to the Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as “will,” “believe,” “are projected to be” and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: completion of the PMC Transaction discussed elsewhere in this Annual Report on Form 10-K; the ability of our operations to maximize the value of our RAID technology business and non-core patents; our ability to deploy our capital in a manner that maximizes stockholder value; general economic conditions; revenue received from our current operations; declines in consumer spending; failure to achieve our operational objectives; ability to reduce our operating costs; support from the contract manufacturers to which we have outsourced manufacturing, assembly and packaging of our products; our ability to launch new products and potential failure of anticipated long-term benefits from new products to materialize; difficulty in forecasting the volume and timing of customer orders; reduced demand in the server, network storage and desktop computer markets; our target markets’ failure to accept, or delay in accepting, network storage and other advanced storage solutions, including our MaxIQ SSD Cache Performance Solution, SCSI, SAS, SATA and iSCSI lines of products; the performance of our products; decline in consumer acceptance of our current products; the timing and volume of orders by OEM customers for storage products; our ability to control and manage costs associated with the delivery of new products; and the adverse effects of the intense competition we face in our business. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Basis of Presentation

In September 2008, we acquired Aristos, a provider of RAID technology to the data storage industry, pursuant to an agreement and plan of merger by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of ours, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. We refer to the agreement and plan of merger with Aristos in this Annual Report on Form 10-K as the Merger Agreement. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The Aristos acquisition was accounted for as a purchase business combination and, accordingly, the results of Aristos have been included in our consolidated results of operation and financial position from the date of acquisition.

In June 2008, we sold the Snap Server NAS business to Overland. Accordingly, we reclassified the financial statements and related disclosures for all periods presented to reflect this business as discontinued operations. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

In addition, since the sale of our Snap Server NAS business in June 2008, we have operated in one segment. We currently provide data protection storage products and currently sell a broad range of our storage technologies, including ASICs, board-level I/O and RAID controllers, and software. We sell these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through our network of distribution and reseller channels. We consider all of our products to be similar in nature and function.

Overview

In December 2009, we announced the retention of Blackstone Advisory Partners L.P. to serve as our exclusive financial advisor relating to a potential sale or disposition of certain of our assets or business operations. On May 8, 2010, subsequent to our fiscal year-end, we entered into an Asset Purchase Agreement with PMC-Sierra for the sale of certain assets and for PMC-Sierra to assume certain liabilities related to our business of providing data storage hardware and software solutions and products including ASICs, HBAs, RAID controllers, Adaptec RAID software, ARC, storage management software including ASM, option ROM BIOS, CLI, storage virtualization software, and other solutions that span SCSI, SAS, and SATA interface technologies, and that optimize the performance of both hard disk and solid state drives, for a purchase price of approximately $34 million. In this Annual Report on Form 10-K, we refer to the transactions contemplated by the Asset Purchase Agreement with PMC-Sierra as the PMC Transaction. We anticipate that the PMC Transaction will be consummated in June 2010. As we continue to proceed with certain specific and other customary closing conditions necessary to consummate the PMC Transaction, we remain committed to providing service and support for our existing customers and end-users. Whether or not the PMC Transaction is consummated, our revenues may be negatively impacted during this pre-closing period as the transaction creates uncertainty in the marketplace for our existing customers and end-users, who may be less likely to place orders with us as a result of this uncertainty.

Assuming the PMC Transaction is consummated, we intend to explore all strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the PMC Transaction and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital. Additionally, we will, as previously announced, continue to consider our options related to our Aristos products, as well as our other remaining operating assets, including non-core patents and real estate holdings. With respect to our Aristos products, options that we may consider include (i) ceasing to invest additional funds in our Aristos products, winding-down the sale of our Aristos products and fulfilling our remaining contractual obligations with our existing customers, which we would expect to be completed in six months, or by September 2010, or (ii) seeking to sell the assets related to our Aristos products to a third party. We will also explore alternatives for maximizing the value of our non-core patent portfolio and remaining real estate assets. Following and assuming the consummation of the PMC Transaction, we remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the significant cash and liquid assets on hand to create value for our stockholders, including exploring opportunities to deploy this cash and liquid assets to make acquisitions of businesses that will maximize stockholder value and/or engaging in stock buybacks and cash dividends. Going forward our business is expected to consist of capital redeployment and identification of new, profitable business operations in which we can utilize our existing working capital and maximize the use of our NOLs.

If we consummate the PMC Transaction discussed above, we may incur significant charges in the future, which charges include, but are not limited to, increased amortization or depreciation of our long-lived assets due to potential changes to the expected remaining useful lives, potential impairment of our long-lived assets, restructuring charges, acceleration of compensation expense related to unvested stock-based awards, potential cash bonus payments and potential accelerated payments of certain of our contractual obligations, which may impact our results of operations and financial condition. The aggregate of these amounts cannot be quantified at this time. Further subsequent event disclosures related to expected changes to the remaining useful lives of our long-lived assets, stock-based activity and associated compensation expense, and restructuring charges are discussed in Note 7, 9 and 11, respectively, to the Consolidated Financial Statements.

In fiscal 2010, our net revenues decreased 36% as compared to fiscal 2009 due to a decrease in revenues associated with our legacy products of $49.8 million, which included our parallel SCSI products and our serial legacy products sold primarily to OEM customers, offset by an increase in sales volumes of our newer serial products, including data center data conditioning features, of $8.7 million. We expect revenues from our parallel SCSI products and our serial legacy products sold to OEM customers to continue to decline in future quarters, regardless of whether the PMC Transaction is consummated. Our gross margin in fiscal 2010 improved to 45% compared to 43% in fiscal 2009, primarily due to improved standard product contributions due to favorable customer mixes and lower inventory-related charges, offset by our lower sales volume over which our fixed costs were distributed. Operating expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to the impairment charge of $16.9 million to write-off goodwill in fiscal 2009, our continued cost reductions, including temporary reductions in employees’ compensation in fiscal 2010, reductions in outside service providers, and restructuring efforts implemented in fiscal years 2010 and 2009. This was partially offset by certain employee retention obligations of $0.7 million and higher stock-based compensation expense of $2.6 million primarily due to the modification of certain stock-based awards of $1.6 million in fiscal 2010, which included modifications of $0.9 million related to the separation agreement with Subramanian Sundaresh, our former CEO, a fiscal 2010 expense related to guaranteed cash payments of $1.6 million associated with the execution of the separation and consulting service agreements with Mr. Sundaresh, professional fees of $1.2 million incurred in fiscal 2010 related to our response to the consent solicitation initiated by Steel Partners II, L.P., Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren Lichtenstein, Jack L. Howard, and John J. Quicke, collectively referred to in this Annual Report on Form 10-K as the Steel Group, on September 4, 2009 seeking stockholder approval on three proposals relating to our bylaws and the composition of our Board of Directors and a charge recorded in fiscal 2010 for the reimbursement of $0.7 million related to professional fees that the Steel Group incurred for the consent solicitation.

Results of Operations

The following table sets forth the items in the Consolidated Statements of Operations as a percentage of net revenues:

	Years Ended March 31,
	2010	2009	2008
Net revenues	100%	100%	100%
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	55	57	61

Gross margin	45	43	39

Operating expenses:
Research and development	40	23	23
Selling, marketing and administrative	44	30	35
Amortization of acquisition-related intangible assets	2	1	2
Restructuring charges	2	5	4
Goodwill impairment	—	15	—
Other gains, net	—	—	(2)

Total operating expenses	88	74	62

Loss from continuing operations	(43)	(31)	(23)
Interest and other income, net	14	18	22
Interest expense	(0)	(1)	(3)

Loss from continuing operations before income taxes	(29)	(14)	(4)
Benefit from (provision for) income taxes	3	2	(0)

Income (loss) from continuing operations, net of taxes	(26)	(12)	(4)
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	—	(1)	(3)
Gain on disposal of discontinued operations, net of taxes	2	4	0

Income (loss) from discontinued operations, net of taxes	2	3	(3)

Net loss	(24)%	(9)%	(7)%

Net Revenues.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Net revenues	$73.7	(36)%	$114.8	(21)%	$145.5

Net revenues decreased by $41.1 million in fiscal 2010 compared to fiscal 2009, due to a decline in sales volume of our legacy products, which primarily included our parallel SCSI products and our serial products sold to OEM customers, of $49.8 million, offset by an increase in sales volumes of our newer serial products, including data center data conditioning features, of $8.7 million.

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

The decline in sales volume of our parallel SCSI products was primarily attributable to the industry transition from parallel to serial products, in which we have a lower market share. The decline in sales volume of our serial legacy products sold to OEM customers was primarily attributable to the fact that certain OEM customers have moved to other suppliers to obtain the next generation serial technologies. We expect net revenues for our parallel SCSI products and our serial legacy products sold to OEM customers to continue to decline in future quarters, regardless of whether the PMC Transaction is consummated.

Geographical Revenues and Customer Concentration

	Years Ended March 31,
Geographical Revenues:	2010	2009	2008
North America	40%	35%	37%
Europe	33%	32%	29%
Pacific Rim	27%	33%	34%

Total Revenues	100%	100%	100%

Our Pacific Rim revenues decreased as a percentage of our total revenues by 6% in fiscal 2010 compared to fiscal 2009 primarily due to a decline in revenues from IBM, our largest customer, who purchased products primarily in this region. IBM revenues declined in fiscal 2010 compared to fiscal 2009, as we did not receive design wins for their current generation products. We expect our Pacific Rim revenues to decrease as a percentage of our total revenues in the future as we expect the revenues from IBM to continue to decline. Our North America revenues improved as a percentage of our total revenues by 5% in fiscal 2010 compared to fiscal 2009 primarily due to revenue declines from IBM in the Pacific Rim, combined with the recovery of macroeconomic conditions in North America.

Our North America revenues decreased as a percentage of our total revenues by 2% in fiscal 2009 compared to fiscal 2008 primarily due to a decline in product sales to our OEM customers and to our customers shifting their manufacturing locations from North America to international sites, and, to a lesser extent, increased sales and acceptance of our serial products sold to our channel customers at our international locations.

A small number of our customers account for a substantial portion of our net revenues. In fiscal 2010, IBM, Bell Microproducts and Ingram Micro accounted for 17%, 16% and 15% of our total net revenues, respectively. In fiscal 2009, IBM accounted for 36% of our total net revenues. In fiscal 2008, IBM accounted for 40% of our total net revenues.

Gross Margin.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Gross Profit	$33.4	(32)%	$49.4	(13)%	$56.6
Gross Margin	45%		43%		39%

Our gross margin is impacted by amounts recorded in cost of revenues, which primarily consists of direct product costs, manufacturing support costs, shipping and handling costs, warranty costs, inventory-related charges and amortization of acquisition-related intangible assets.

The improvement in gross margin in fiscal 2010 compared to fiscal 2009 was primarily due to improved standard product contributions due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins and our end-to-end supply chain efficiencies, including a reduction to our inventory-related charges of $2.8 million. This was partially offset by an increase in the amortization of acquisition-related intangible assets of $1.2 million in fiscal 2010 compared to fiscal 2009 related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos in September 2008. Although our fixed operating costs declined in fiscal 2010 compared to fiscal 2009, our gross margins were also impacted by these costs as they were distributed over lower sales volumes.

The improvement in gross margin in fiscal 2009 compared to fiscal 2008 was due to improved standard product contributions as a result of our end-to-end supply chain efficiencies and a reduction in our inventory-related charges of $3.8 million. In addition, the improvement in gross margins was also due to a shift in revenue mix from OEM to channel customers, with channel customers having higher average margins, and a favorable product mix in the channel. This was offset by the amortization of acquisition-related intangible assets of $2.5 million related to the purchased intangible assets for core and existing technologies and backlog from the acquisition of Aristos.

Research and Development Expense.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Research and Development Expense	$29.5	9%	$26.9	(21)%	$34.0

Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. Currently, our investment in research and development primarily focuses on developing new products for external storage, storage software and server storage markets. We also invest in research and development of new technologies, including iSCSI, SATA and SAS. A portion of our research and development expense fluctuates depending on the timing of major project costs such as prototype costs. We expect our research and development expense to decline in fiscal 2011 regardless of whether the PMC Transaction is consummated.

The increase in research and development expense in fiscal 2010 compared to fiscal 2009 was primarily due to the acquisition of the Aristos engineering team in September 2008 and the costs associated with the development of our technology to achieve new OEM design wins and to expand our channel offerings as well as engineering expenses related to certain chip design projects. We also recorded certain employee retention obligations of $0.4 million and higher stock-based compensation expense of $1.3 million primarily due to the impact from the true-up of actual forfeitures that occurred in fiscal 2009, which reduced our stock-based compensation expense during that period, and to a lesser extent, the modification of certain stock-based awards that increased stock-based compensation expense in fiscal 2010. This was partially offset by the temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010.

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

Selling, Marketing and Administrative Expense.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Selling, Marketing and Administrative Expense	$32.6	(7)%	$35.0	(31)%	$50.4

Our selling, marketing and administrative expense consists primarily of salaries, including commissions. We expect our selling, marketing and administrative expense to decline in fiscal 2011 based on the anticipated cost savings we expect to obtain from the reductions in workforce we implemented in fiscal 2010.

The decrease in selling, marketing and administrative expense in fiscal 2010 compared to fiscal 2009 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plans we implemented in the third quarter of fiscal 2010 and in fiscal 2009, which resulted in a 30% decrease in our average headcount for employees engaged in selling, marketing and administrative functions, temporary reductions in employees’ compensation, which began in the first quarter of fiscal 2010, and reductions in outside service providers. This was partially offset by certain employee retention obligations of $0.3 million and higher stock-based compensation expense of $1.3 million primarily due to the modification of certain stock-based awards, a fiscal 2010 expense related to guaranteed cash payments of $1.6 million associated with the execution of the separation and consulting service agreements with our former CEO, professional fees of $1.2 million incurred in fiscal 2010 related to the consent solicitation initiated by the Steel Group and a charge recorded in fiscal 2010 for the reimbursement of $0.7 million related to professional fees that the Steel Group incurred with respect to the consent solicitation.

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

Amortization of Acquisition-Related Intangible Assets.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Amortization of Acquisition-Related Intangible Assets	$1.3	72%	$0.8	(70)%	$2.5

Acquisition-related intangible assets include patents, core and existing technologies, customer relationships, trade names, and backlog. We amortize the acquisition-related intangible assets over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized, which is primarily using the straight-line method over their estimated useful lives, ranging from three to sixty months. Subsequent to our fiscal year-end, as a result of the PMC Transaction and our intent to either continue to pursue the sale of the Aristos products or wind down the sale or dispose of our Aristos products within the next six months, or by September 2010, as well as our consideration of the disposition or redeployment of our remaining non-core patents and real estate assets, we are expected to change the remaining useful life of our intangible assets of $16.0 million related to our Aristos products, which in turn, we expect to change the amount amortized prospectively during each reporting period.

The increase in amortization of acquisition-related intangible assets in fiscal 2010 compared to fiscal 2009 was due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 for customer relationships of $0.5 million. The amortization of purchased intangible assets from the Aristos acquisition for the core and existing technologies and backlog were reflected in cost of revenues.

The decrease in amortization of acquisition-related intangible assets in fiscal 2009 compared to fiscal 2008 was primarily due to the fact that in the fourth quarter of fiscal 2008, we wrote off our intangible assets associated with our acquisition of Elipsan Limited, or Elipsan, due to a revision in our forecasts that resulted in expected negative long-term cash flows for these assets for the first time. This was offset by the amortization of purchased intangible assets from the Aristos acquisition for customer relationships of $0.8 million, which was recorded in fiscal 2009.

Restructuring Charges.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Restructuring Charges	$1.6	(74)%	$6.1	(3)%	$6.3

We implemented several restructuring plans during fiscal years 2010, 2009 and 2008. The goal of these plans was to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs.

The restructuring charges of $1.6 million recorded in fiscal 2010 primarily related to the restructuring plan implemented during the fiscal year with minimal adjustments related to prior fiscal years’ restructuring plans. Of the $6.1 million recorded in fiscal 2009, $5.9 million related to restructuring charges for plans implemented in fiscal 2009 and $0.2 million related to adjustments made for prior fiscal years’ restructuring plans due to additional lease costs for facilities previously consolidated. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.4) million related to adjustments made for prior fiscal years’ restructuring plans due to actual results being lower than anticipated. All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Consolidated Statements of Operations and are managed at the corporate level. For further discussion of our restructuring plans, please refer to Note 11 to the Consolidated Financial Statements. The restructuring plans are discussed in detail below.

Fiscal 2010 Restructuring Plan

In the third quarter of fiscal 2010, we committed to a new restructuring plan to better align our operating costs with the continued decline in our net revenues, resulting in a restructuring charge of $1.6 million in fiscal 2010. We reduced our workforce primarily in the general administrative functions and provided severance and related benefits of $1.4 million. We also consolidated our facilities further and incurred a net estimated loss of $0.2 million for vacating the premises.

We began to achieve reductions in our annual operating expenses by approximately $3.1 million as a result of the actions taken in the third quarter of fiscal 2010 related to this plan. Approximately 13%, 8% and 79% of the restructuring cost savings were reflected as a reduction in cost of revenues, research and development expense, and selling, marketing and administrative expense, respectively, beginning primarily in the fourth quarter of fiscal 2010.

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

Previous Restructuring Plans

In addition, we recorded provision adjustments of $(0.4) million in fiscal 2008 related to our restructuring plans that were implemented prior to fiscal 2008, including our previous Acquisition-Related Restructuring Plan accrual (see Note 11 to the Consolidated Financial Statements), primarily related to the reduction of lease costs related to the estimated loss on our facilities.

Goodwill Impairment.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Goodwill Impairment	$—	(100)%	$16.9	100%	$—

Goodwill is not amortized, but instead is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the fourth quarter of fiscal 2009, we experienced a significant and continued decline in the market value of our common stock, which resulted in our market capitalization falling below our net book value. Based on our annual review of goodwill in the fourth quarter of fiscal 2009, we recorded an impairment charge of $16.9 million to write-off goodwill primarily due to net book value exceeding the implied fair value. For further discussion of our goodwill impairment, please refer to Note 7 to the Consolidated Financial Statements.

Other Gains, Net.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Other gains, net:
Impairment of intangible assets	$—	—%	$—	(100)%	$2.2
Gain on sale of buildings	—	—%	—	100%	(6.7)
Other	—	—%	—	(100)%	0.9

Total Other Gains, Net	$—	—%	$—	100%	$(3.6)

Other gains, net primarily consisted of a gain from the sale of long-lived assets, partially offset by asset impairment charges related to certain properties or assets.

Impairment of Other Intangible Assets

We performed our regular review of long-lived assets and determined that an indicator was present in fiscal 2008 in which the carrying value was not recoverable. We recorded an impairment charge of $2.2 million in fiscal 2008 to write-off intangible assets related to the Elipsan acquisition due to a revision in our forecasts that resulted in expected negative long-term cash flows for the first time, within “Other gains, net” in the Consolidated Statements of Operations. See Notes 7 and 12 to the Consolidated Financial Statements for further discussions regarding the impairment of other intangible assets.

Gain on Sale of Buildings

In fiscal 2007, we decided to consolidate our properties in Milpitas, California to better align our business needs with existing operations and to provide more efficient use of our facilities. In May 2007, we completed the sale of certain of these properties that were previously classified as held for sale, with proceeds aggregating $19.9 million, exceeding our carrying value of $12.5 million. Net of selling costs, we recorded a gain of $6.7 million on the sale of the properties in fiscal 2008 within “Other gains, net” in the Consolidated Statements of Operations.

Other

In fiscal 2008, we recorded a charge of $0.8 million related to costs incurred to evaluate strategic options. These charges were recorded within “Other gains, net” in the Consolidated Statements of Operations. See Note 12 to the Consolidated Financial Statements for further details.

Interest and Other Income, Net.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Interest and other income, net:
Interest income	$8.5	(50)%	$16.9	(41)%	$28.7
Gain on sale of marketable equity securities	—	(100)%	2.3	100%	—
Gain on sale of investments	0.4	100%	—	—%	—
Gain on settlement of class action suit	0.9	100%	—	—%	—
Gain on extinguishment of debt, net	—	(100)%	1.6	100%	—
Realized currency transaction gains (losses)	0.4	n/a	(0.8)	n/a %	2.5
Other	0.2	(81)%	1.0	686%	0.1

Total Interest and Other Income, Net	$10.4	(50)%	$21.0	(33)%	$31.3

Interest income reflects interest earned on our cash, cash equivalents and marketable securities’ balances and realized gains and losses on marketable securities. Other income, net, is primarily attributable to realized gains on marketable equity securities and investments, gains from the repurchase of certain portions of our 3/4% Notes, and fluctuations in foreign currency gains or losses, and to a lesser extent, includes recorded changes in values not deemed to be other-than-temporary on non-controlling interest on certain investments as well as gains and losses on the dispositions of property and equipment. We expect that our interest and other income, net, will continue to decline in future periods primarily due to lower interest rates earned on our cash, cash equivalents and marketable securities’ balances.

The decrease in interest and other income, net, in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease in interest earned on lower average cash balances as we used cash for the repurchase of certain portions of our 3/4% Notes and for the acquisition of Aristos in fiscal 2009, combined with lower interest rates. This was partially offset by the receipt of $0.9 million from Micron Technology, Inc. as part of a class action settlement regarding DRAM antitrust matters and a gain of $0.4 million from the sale of an investment in a non-controlling interest of a non-public company.

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

Interest Expense.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)

Interest Expense	$(0.0)	(100)%	$(1.2)	(66)%	$(3.6)

Interest expense is primarily associated with our 3/4% Notes issued in December 2003. The decrease in interest expense in fiscal 2010 compared to fiscal 2009 and fiscal 2009 compared to fiscal 2008 were primarily due to the reduction in the outstanding principal amount plus premium of the 3/4% Notes of $225.0 million, which was paid throughout fiscal 2009. We have repurchased all but $0.3 million of our 3/4% Notes as of March 31, 2010 and will not incur significant interest expense from these notes in future periods.

Benefit From (Provision For) Income Taxes.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Benefit From (Provision For) Income Taxes	$2.5	(5)%	$2.6	n/a	$(0.0)

For fiscal years 2010 and 2009, we recorded income tax benefits of $2.5 million and $2.6 million on pre-tax losses from continuing operations of $21.1 million and $16.6 million, respectively. For fiscal 2008, we recorded an income tax provision of $25,000 on a pre-tax loss from continuing operations of $5.3 million. Our effective tax rates include foreign losses in jurisdictions where no tax benefit is derived, foreign taxes in jurisdictions where tax rates differ from U.S. tax rates, changes in the valuation allowance on deferred tax assets, certain state minimum taxes, discrete tax benefits associated with settling certain tax disputes primarily with the United States, Singapore and German taxing authorities, releases of our Irish withholding taxes, and included changes in judgment related to uncertain tax positions in both the United States and foreign jurisdictions based on new information received and new uncertain tax positions that were identified. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period.

In fiscal 2010, our tax benefit included discrete tax benefits of $1.3 million related to additional tax refunds that became available to us during fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the net operating loss carryback period from two to five years for United States federal tax purposes. We also recorded discrete tax benefits of $4.4 million in fiscal 2010 primarily due to reaching final settlement with the German Tax Authorities for fiscal years 2001 through 2004 and the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by discrete tax expense of $3.6 million in fiscal 2010 primarily due to the on-going audits in our foreign jurisdictions.

In fiscal 2009, we recorded a net tax benefit of $1.4 million, which included the reversal of previously accrued liabilities related to reaching final settlement with the Singapore Tax Authorities for fiscal years 1998 through 2000 and the lapsing of the statute of limitations on a pre-acquisition tax issue related to Eurologic. This was offset by changes in judgment related to on-going audits in our foreign jurisdictions and new foreign tax issues that were identified, which included our tax exposures that pre-date our acquisition of ICP vortex Computersysteme GmbH, or ICP vortex, resulting in increases in our liabilities for uncertain tax positions. Changes to the liabilities for uncertain tax benefits related to the Eurologic and ICP vortex items were recorded as part of the tax provision as opposed to adjusting amounts to purchase accounting as no goodwill or related intangible assets existed at March 31, 2009, due to impairments or the full amortization of intangible assets in previous fiscal years. In fiscal 2009, we also recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million due to notices received from the California Franchise Tax Board in January 2009 as a result of their review of our amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on our amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed in Note 14 to the Consolidated Financial Statements.

We have concluded our negotiations with the IRS taxing authorities with regard to our tax disputes for our fiscal years 1994 through 2006, as discussed in Note 14 to the Consolidated Financial Statements. In fiscal 2009, the IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions that we operate in continue to audit our tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments and believe that we have provided sufficient tax provisions for the tax exposures in our foreign jurisdictions.

As of March 31, 2010, our total gross unrecognized tax benefits were $23.9 million, of which $4.4 million, if recognized, would affect the effective tax rate. There was an overall decrease of $3.9 million in our gross unrecognized tax benefits from fiscal 2009 to fiscal 2010 due to benefits from the Singapore and Germany audit settlements noted above, offset by changes in judgment related to foreign audits during fiscal 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of March 31, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

We had a valuation allowance for deferred tax assets of $81.2 million and $75.9 million at March 31, 2010 and 2009, respectively, as we determined that it was more likely than not that all of our net U.S. deferred tax assets will not be realized. This resulted in an increase to the valuation allowance by $5.3 million and $31.4 million during the years ended March 31, 2010 and 2009, respectively. Factors that led to this conclusion included, but were not limited to, our past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets on a jurisdiction by jurisdiction basis.

Income (Loss) From Discontinued Operations, Net of Taxes.

	FY2010	Percentage Change	FY2009	Percentage Change	FY2008
	(in millions, except percentage)
Income (Loss) From Discontinued Operations, Net of Taxes	$1.2	(67)%	$3.8	n/a	$(4.2)

The change in discontinued operations in fiscal 2010 compared to fiscal 2009 was attributable to the release of the $1.2 million related to the amended promissory note agreement with Overland, in which Overland was allowed to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. We released the reserve on the receivable as cash was collected due to the continued concern of Overland’s ability to pay us.

The change in discontinued operations in fiscal 2009 compared to fiscal 2008 was primarily driven by the sale of the Snap Server NAS business to Overland in June 2008. We recorded a gain of $4.6 million on the disposal of the Snap Server NAS business in fiscal 2009 in “Gain on disposal of discontinued operations, net of taxes,” which included a $1.2 million reserve on the receivable that was due to us 12 months after the closing of the transaction due to the financial difficulties Overland has reported, and incurred a “Loss from discontinued operations, net of taxes” of $0.9 million in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Key Components of Cash Flow

Working Capital:    Our principal source of liquidity is cash on hand. We focus on managing the critical components of working capital, which include receivables, inventory, payables and short-term debt. Our working capital at March 31, 2010, 2009 and 2008 was $377.0 million, $385.2 million and $424.7 million, respectively.

The decrease in working capital at March 31, 2010 compared to March 31, 2009 of $8.2 million was attributable to (1) a decrease in prepaid expenses and other current assets of $3.4 million primarily due to a tax refund received from the State of California and other foreign jurisdictions; (2) a decrease in accounts receivable of $4.2 million primarily due to lower revenue levels and our improved collection efforts; and (3) a decrease in inventory of $1.8 million due to improved efficiencies in our inventory and operations management. This was offset by decreases in accounts payables and accrued liabilities of $2.3 million as we have improved our payment turns.

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

Operating activities:    Operating cash activities consist of loss from continuing operations, net of taxes, adjusted for certain non-cash items and changes in assets and liabilities. Non-cash items primarily consist of the non-cash effect of impairment charges, gain on sale of long-lived assets, gain on the repurchase of the 3/4% Notes, depreciation and amortization of intangible assets, property and equipment, marketable securities and 3/4% Notes, and stock-based compensation expense. Net cash provided by operating activities was $3.4 million, $13.7 million and $22.8 million in fiscal years 2010, 2009 and 2008, respectively.

The decline in cash provided by operating activities was primarily due to an increase in loss from continuing operations, net of taxes of $4.7 million, a non-cash charge related to a gain on extinguishment of debt of $1.7 million recorded in fiscal 2009 and a decrease in inventory-related charges of $2.8 million. This was offset by changes in working capital assets and liabilities that decreased cash provided by operations by $4.6 million, an increase in non-cash charges related to depreciation and amortization of $2.3 million primarily due to the amortization of purchased intangible assets from the Aristos acquisition in September 2008 and an increase in stock-based compensation of $2.7 million due primarily to the modification of certain stock-based awards in fiscal 2010 and the impact caused by the true-up of actual forfeitures in fiscal 2009, which reduced our stock-based compensation expense during that period. In fiscal 2010, cash received from customers totaled $77.9 million and cash paid to suppliers and employees for payroll totaled $96.3 million. In fiscal 2010, income from continuing operations, net of taxes, included interest income of $8.5 million.

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

Investing activities:    Investing cash activities primarily consist of purchases, sales and maturities of restricted marketable securities and marketable securities, net cash used for acquisitions, proceeds from the sale of long-lived assets, and purchases of property and equipment. Net cash used in investing activities was $50.4 million in fiscal 2010 compared to net cash provided by investing activities of $85.4 million and $115.1 million in fiscal years 2009 and 2008, respectively. In fiscal 2010, we entered into a software license agreement with Synopsys for $1.8 million, of which $0.7 million was paid in fiscal 2010 and the remaining $1.1 million will be paid through March 2011. In fiscal 2009, we acquired Aristos for $38.0 million. In fiscal 2008, we received proceeds from the sale of long-lived assets of $19.9 million. In fiscal 2010, we utilized cash for the net purchases of marketable securities of $48.9 million and we received cash proceeds from the net sales and maturities of our marketable securities of $123.2 million and $96.8 million in fiscal years 2009 and 2008, respectively. We continue to manage our cash through interest-bearing accounts. We also minimized our purchasing of property and equipment from fiscal 2008 to fiscal 2009 as we continued to focus on cost control programs; however, we increased our purchasing of property and equipment from fiscal 2009 to fiscal 2010 primarily due to our investment in research and development of new technologies.

Financing activities:    Financing cash activities primarily consist of repurchases of long-term debt and our common stock under the repurchase program, and employee stock option exercises. Net cash used in financing activities in fiscal years 2010 and 2009 was $1.4 million and $223.6 million, respectively, compared to cash provided by financing activities of $3.2 million in fiscal 2008. In fiscal years 2010 and 2009, we repurchased $0.1 million and $224.5 million, respectively, in principal amount of our 3/4% Notes for an aggregate price of $0.1 million and $222.9 million, respectively. In fiscal years 2010 and 2009, we also repurchased $1.7 million and $2.4 million, respectively, of our common stock in connection with our authorized stock repurchase program. We continue to experience a decline in the issuance of common stock under our equity compensation programs from fiscal 2008 to fiscal 2009 and from fiscal 2009 to fiscal 2010, which was attributable to a large number of options held by our employees whose exercise prices were substantially above the current market value of our common stock combined with a reduction in our headcount.

Common Stock Repurchase Program

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. During fiscal 2010, we purchased approximately 0.7 million shares of our common stock at an average price of $2.46 for an aggregate purchase price of $1.7 million, excluding brokerage commissions. During fiscal 2009, we purchased approximately 1.0 million shares of our common stock at an average price of $2.29 for an aggregate purchase price of $2.4 million, excluding brokerage commissions. We have accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of March 31, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At March 31, 2010, we had $375.3 million in cash, cash equivalents and marketable securities, of which approximately $4.1 million was held by our foreign subsidiaries whose functional currency is the local currency. Our available-for-sale securities included short-term deposits, corporate obligations, commercial paper, municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-back and asset-backed securities, and were recorded on our Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in the Consolidated Statements of Stockholders’ Equity.

Our investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. Our investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation.

In fiscal years 2010 and 2009, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

In the fourth quarter of fiscal 2005, we repatriated $360.6 million of undistributed earnings from Singapore to the United States and incurred a tax liability of $17.6 million. The repatriated amounts were used to fund a qualified Domestic Reinvestment Plan, as required by the American Jobs Creation Act of 2004. We believe we have met the total spending requirements of the Domestic Reinvestment Plan based on our actual spending through fiscal 2009; therefore, no further tax liabilities are expected to be incurred related to this distribution. However, fiscal years 2004 onward remain open to examination by the U.S. taxing authorities. As a result, we may incur additional tax liabilities related to this distribution until fiscal years 2004 through 2009 are closed by the U.S. taxing authorities.

If the PMC Transaction is not consummated, we may enter into strategic alliances or partnerships that will enable us to better scale our operations relative to our cost basis. If we are successful in identifying attractive strategic alliances or partnerships, we may be required to use a significant portion of our available cash balances.

After taking into consideration the PMC Transaction, we expect capital expenditures of approximately $0.2 million during fiscal 2011, without taking into account identifying and acquiring new, profitable business operations.

We have invested in technology companies through two venture capital funds, Pacven Walden Venture V Funds and APV Technology Partners II, L.P. At March 31, 2010 and 2009, the carrying value of such investments aggregated $1.2 million for each period, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. We recorded a charge of $0.4 million in fiscal 2009 to the Statements of Operations due to a decline in the values of these investments. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future.

We believe that our cash balances and the expected cash flows generated by operations and available sources of equity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of the PMC Transaction may materially change our operations, including our anticipated cash needs as we intend to explore strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the PMC Transaction and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital. In addition, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we would be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

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

Risks and Uncertainties

In December 2009, we announced that we initiated a process to pursue the potential sale or disposition of certain of our assets or business operations. On May 8, 2010, subsequent to our fiscal year-end, we entered into an agreement relating to the PMC Transaction and we anticipate that the PMC Transaction will be consummated in June 2010. Whether or not the PMC Transaction is consummated, our revenues may be negatively impacted during the pre-closing period as it creates uncertainty in the marketplace for our existing customers and end-users, who may be less likely to place orders as a result of this uncertainty. If we consummate the PMC Transaction, it may incur significant charges in the future, which charges include, but are not limited to, increased amortization or depreciation of our long-lived assets due to potential changes to the expected remaining useful lives, a potential impairment of our long-lived assets, restructuring charges, acceleration of compensation expense related to unvested stock-based awards, potential cash bonus payments and potential accelerated payments of certain of our contractual obligations, which may impact our results of operations and financial condition. The aggregate of these amounts cannot be quantified at this time. Further subsequent event disclosures related to expected changes to the remaining useful lives of our long-lived assets, stock-based activity and associated compensation expense, and restructuring charges are discussed in Note 7, 9 and 11, respectively, to the Consolidated Financial Statements.

Convertible Subordinated Notes

In fiscal 2009, we repurchased a total of $191.0 million in principal amount of our 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million), which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations. In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008 and January 2009, which required us to purchase our 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. In fiscal 2010, we repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes. At March 31, 2010, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 to the Consolidated Financial Statements for a detailed discussion of our debt and equity transactions).

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

Contractual Obligations

Our contractual obligations at March 31, 2010 are as follows:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$349	$349	$—	$—	$—
Operating lease obligations(2)	3,443	2,329	1,020	94	—
Purchase obligations(3)	12,405	12,405	—	—	—
Other long-term liabilities(4)	934	—	—	—	934
Tax obligations(5)	3,656	—	3,656	—	—
HCL agreement(6)	2,866	2,116	750	—	—
Certain compensation costs(7)	1,241	1,241	—	—	—

Total	$24,894	$18,440	$5,426	$94	$934

(1)	Long-term debt includes anticipated interest payments on our 3/4% Notes that are not recorded on our Consolidated Balance Sheets. As we will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months, we have continued to classify the 3/4% Notes as short-term obligations, due less than one year. Any future repurchases of our 3/4% Notes would reduce anticipated interest and/or principal payments.

(2)	Operating lease obligations include amounts recorded in “Accrued and other liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets of $0.6 million and $0.2 million, respectively related to the consolidation of our facilities associated with our restructuring plans. Assuming the PMC Transaction is consummated, PMC-Sierra has agreed to assume the obligations for certain of our leased facilities, primarily related to our international sites.

(3)

For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of March 31, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(4)	Other long-term liabilities included a defined benefit retirement plan at one of our foreign subsidiaries that we acquired in fiscal 2004. The liability is calculated in accordance with statutory government plans.

(5)	Tax obligations relate to liabilities for uncertain tax positions, which were reflected in “Other long-term liabilities.” The timing of any payments which could result from the unrecognized tax benefits will depend upon a number of factors. Management believes that it is not reasonably possible that the net unrecognized tax benefits will change significantly within the next 12 months. For the purposes of this table, we have disclosed the gross unrecognized tax benefits in the “one to three years” column based on our estimate on the timing of payment for the remaining tax obligations.

(6)	The strategic development agreement relates to a three-year agreement with HCL, to provide product development and engineering services for our product portfolio. However, this agreement will be transferred to PMC-Sierra assuming the PMC Transaction is consummated.

(7)	Certain compensation costs represents expected payments based on the probability that specified objectives will be received, including objectives related to the potential sale or other disposition of certain of our assets and business operations based on a consulting service agreement that we entered into with Subramanian Sundaresh, our former CEO, and other contractual arrangements with certain management or executive officers. Of the $1.2 million of certain compensation costs disclosed in the above table, $1.1 million is recorded in “Accrued and other liabilities” on our Consolidated Balance Sheets.

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

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See “Risk Factors” for certain risks relating to our future operating results.

Revenue Recognition:    We recognize revenue from the majority of our product sales, including sales to OEMs, distributors and retailers, upon shipment from us, provided that title has passed, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from sales where software is essential to the functionality is recognized when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by our customer, the price is fixed or determinable and collectibility is probable. We consider many different criteria for evaluating revenue recognition on sales transactions. The application of the appropriate accounting principle to our revenue is dependent upon specific transactions or combinations of transactions. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

Our channel arrangements provide for certain product rotation rights. Additionally, we permit the return of products subject to certain conditions. We establish allowances for expected product returns. We also establish allowances for rebate payments under certain marketing programs entered into by our channel partners. These allowances are recorded as direct reductions of revenue and accounts receivable. We make estimates of future returns and rebates based primarily on our past experience as well as the volume of products in the channel, trends in channel inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from our estimates, however, actual returns and rebates in any future period could differ from our estimates, which could impact the net revenue we report.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make estimates of the collectibility of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer’s ability to pay. If the financial condition of our customers deteriorates or if economic conditions worsen, increases in the allowance for doubtful accounts may be required in the future. We cannot predict future changes in the financial stability of our customers, and there can be no assurance that our allowance for doubtful accounts will be adequate.

Cash, Cash Equivalents and Marketable Securities Valuation:    Our marketable securities are classified as available-for-sale and are reported at fair market value, inclusive of unrealized gains and losses, as of the respective balance sheet date. Marketable securities consist of corporate obligations, commercial paper, municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-back and asset-backed securities Our Consolidated Balance Sheet is updated at each reporting period to reflect the change in the fair value of our marketable securities that have declined below or risen above their original cost. Our Statements of Operations reflects a charge in the period in which a determination is made that the decline in fair value is considered other-than-temporary. We do not hold our securities for trading or speculative purposes.

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

Income Taxes:    We account for income taxes for uncertain tax positions using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in our financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. In addition, we continued to recognize interest and/or penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets:    Long-lived assets primarily relate to our intangible assets and property and equipment. Intangible assets are amortized over their estimated useful lives ranging from three months to five years, reflecting the pattern in which the economic benefits of the assets are expected to be realized. Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets.

We regularly perform reviews to determine if facts or circumstances are present, either internal or external, which would indicate that the carrying values of our long-lived assets may not be recoverable. Indicators include, but are not limited to, a significant decline in the market price of a long-lived asset, an expectation that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life and a current period operating or cash flow loss combined with a historical or projected operating or cash flow loss.

The recoverability of the carrying value of the long-lived assets, other than goodwill, is based on the estimated future undiscounted cash flows derived from the use of the asset. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The estimate of fair value of long-lived assets is based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in our current business model. Our current business model contains management’s subjective estimates and judgments; however, actual results may be materially different than the assumptions made by management.

Impairment Review

In December 2009, we announced that we initiated a process to pursue the potential sale or disposition of certain of our assets or business operations. As a result of this announcement, we evaluated our long-lived assets to determine whether the carrying value would be recoverable in the third quarter of fiscal 2010. As we continued through this sale process on certain of our assets or business operations in the fourth quarter of fiscal 2010, we reevaluated the recoverability of our long-lived assets’ carrying value at March 31, 2010. Based on our analysis, our long-lived assets were not considered impaired in either the third and fourth quarters of fiscal 2010 as the sum of the expected undiscounted future cash flows exceeded the carrying value of our long-lived assets of $27.4 million at March 31, 2010. The sum of the expected undiscounted future cash flows was weighted to take into consideration the possible outcomes of whether the long-lived assets, which were considered as one asset group based on the lowest level of independent cash flows generated, would be retained and utilized as opposed to sold or disposed. Subsequent to our fiscal year-end, as a result of the PMC Transaction and our intent to either continue to pursue the sale of our Aristos products or wind down the sale or dispose of our Aristos products within the next six months, or by September 2010, as well as our consideration of the disposition or redeployment of our remaining non-core patents and real estate assets, we are expected to change the remaining useful life of our intangible assets of $16.0 million related to our Aristos products, which in turn, we expect to change the amount amortized prospectively during each reporting period. However, if the PMC Transaction is not consummated, we may not be able to realize our expected undiscounted future cash flows based on foreseen negative market perceptions. This may lead us to exit or divest in some additional or all of our current operations to focus on new opportunities. As a result, we will continue to reevaluate and reassess whether we may be required to record impairment charges for our long-lived assets in future periods.

Acquisitions

On September 3, 2008, we completed the acquisition of Aristos, a provider of RAID technology to the data storage industry. The Merger Agreement provided for our acquisition of Aristos through a merger in which Aristos became our wholly-owned subsidiary. The acquisition of Aristos was to allow us to expand into adjacent RAID markets that we believed would provide us with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and would provide us with a strong ASIC roadmap. In addition, this acquisition enabled us to pursue new OEM opportunities and expand our channel product offerings containing unified serial technologies.

We acquired Aristos for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) $0.8 million accrued in direct transaction fees, including legal, valuation and accounting fees.

Aristos Holdback:    A portion of the Aristos acquisition price totaling $4.3 million referred to herein as the Aristos Holdback, was held in an escrow account to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. The Aristos Holdback was to be paid in two installments to the former Aristos stockholders during the twelfth and eighteenth months after the acquisition closing date, except for funds necessary to provide for any pending claims. The Aristos Holdback of $4.3 million was paid in full in fiscal 2010.

Management Liquidation Pool:    As part of the Merger Agreement, we agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million was payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with us, and was expensed to the Consolidated Statements of Operations as earned. In fiscal years 2010 and 2009, we recorded expense of $0.1 million and $2.3 million, respectively in the Consolidated Statements of Operations related to the management liquidation pool.

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

Dispositions

On June 27, 2008, we entered into an asset purchase agreement with Overland for the sale of the Snap Server NAS business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the twelve-month anniversary of the closing of the transaction. In fiscal 2009, we established a reserve for the remaining $1.2 million of this receivable as a result of the financial difficulties Overland had reported. In fiscal 2010, we amended the promissory note agreement with Overland, which allowed Overland to pay us the remaining $1.2 million receivable plus accrued interest by March 31, 2010. Due to our continued concern regarding Overland’s ability to pay us, we released the reserve on the receivable as cash was collected. Under the terms of the agreement, Overland granted us a nonexclusive license to certain intellectual property and we provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, we accrued $0.1 million for lease obligations. We recorded a gain of $1.2 million and $4.6 million on the disposal of the Snap Server NAS business in fiscal years 2010 and 2009, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of

Operations. The gain recorded in fiscal 2010 was based on the cash received in connection with the amended promissory note agreement with Overland. To date, we have recorded a cumulative gain of $5.8 million through fiscal 2010 on the disposal of the Snap Server NAS business in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see “Recent Accounting Pronouncements” in “Note 1—Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our investment portfolio and debt issuances. As of March 31, 2010, our available-for-sale debt investments, excluding those classified as cash equivalents, totaled $311.4 million (see Note 4 to the Consolidated Financial Statements) and included corporate obligations, other debt securities, municipal bonds and United States government securities, all of which are of high investment grade as specified by our investment policy. Our investment policy also limits investment concentration, the final maturity on any investment and the overall duration of the portfolio to preserve capital, to meet liquidity requirements and to maximize total return. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes.” Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation. If the yield-to-maturity on our current available-for-sale investments declines by 10%, our “Interest and other income, net” in the Consolidated Statements of Operations would be negatively impacted by approximately $0.6 million.

Equity Price Risk

We consider our direct exposure to equity price risk to be minimal. We have invested in technology companies through two venture capital funds. As of March 31, 2010, the carrying value of such investments aggregated $1.2 million (see Note 5 to the Consolidated Financial Statements). We monitor our equity investments on a periodic basis, by recording these investments based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. In the event that the carrying value of our equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

Foreign Currency Risk

We translate foreign currencies into U.S Dollars for reporting purposes and currency fluctuations can have an impact on our results. For fiscal years 2010, 2009 and 2008, there was no material currency exchange impact from our intercompany transactions. The amount of local currency obligations settled in any period is not significant to our cash flows or results of operations, although we continuously monitor the amount and timing of those obligations. A 10% change in foreign currency exchange rates for our cash, cash equivalents and marketable securities that are denominated in foreign currencies would negatively impact our annual financial results by approximately 0.4 million.

Item 8. Financial Statements and Supplementary Data

See the index appearing under Item 15(a)(1) on page 57 of this Annual Report on Form 10-K for the Consolidated Financial Statements at March 31, 2010 and 2009 and for each of the three years in the period ended March 31, 2010, as well as the Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2010, which ended on March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Information with respect to our directors required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the caption “Proposal No. 1—Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Information with respect to our executive officers, including their name, age, respective positions with Adaptec and biographical information as of May 12, 2010 are set forth below.

John J. Quicke has served as a member of our Board of Directors since 2007. In January 2010, Mr. Quicke was appointed to serve as our Interim President and Chief Executive Officer. Mr. Quicke is a Managing Director and operating partner of Steel Partners LLC. He has been associated with Steel Partners LLC and its affiliates since September 2005. Mr. Quicke has also served as President and Chief Executive Officer of Del Global Technologies Corp., a company that is engaged in developing, manufacturing and marketing medical and dental imaging systems, and power conversation subsystems and components worldwide, since August 2009 and as a director of Del Global since September 2009. He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009. Mr. Quicke served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007. He has served as a director of WHX since July 2005 and as a Vice President since October 2005. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners and explored other business opportunities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance by our directors, executive officers and 10% or greater stockholders with Section 16(a) of the Exchange Act required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Audit Committee

Information regarding the Audit Committee of our Board of Directors and our Audit Committee financial expert is incorporated by reference from the information under the caption: “Proposal No. 1—Election of Directors” of the Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and our independent directors with regard to their Adaptec-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC, and other public communications. In addition, it incorporates our guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on our website under Corporate Governance at http://investor.adaptec.com. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

Stockholder Nominations of Directors

During fiscal 2010, we did not make any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

Information with respect to executive compensation required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to the securities authorized for issuance under our equity compensation plans and the security ownership of our common stock by our directors, executive officers and 5% stockholders required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the captions: “Stock Ownership of Principal Stockholders and Management” and “Executive Compensation—Equity Compensation Plan Information” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Information with respect to the Compensation Committee of our Board of Directors required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the captions “Proposal No. 1—Election of Directors” and “Compensation Committee Interlocks and Insider Participation” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships of our directors, executive officers and 5% stockholders and related transactions required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the caption “Transactions with Related Persons” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

Item 14. Principal Accounting Fees and Services

Information with respect to principal independent registered public accounting firm fees and services required by this Item is incorporated in this Annual Report on Form 10-K by reference to the information under the captions “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” and “Fees Paid to PricewaterhouseCoopers LLP” of our Proxy Statement for our Annual Meeting of Stockholders to be held in 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

Page
1. Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations—Fiscal Years Ended March 31, 2010, 2009 and 2008	F-2

Consolidated Balance Sheets at March 31, 2010 and 2009	F-3

Consolidated Statements of Cash Flows—Fiscal Years Ended March 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity—Fiscal Years Ended March 31, 2010, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	II-1

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

See Item 15(a)(2), above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adaptec, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Adaptec, Inc. and its subsidiaries at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the Consolidated Financial Statements, effective April 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 27, 2010

ADAPTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Net revenues	$73,682	$114,774	$145,501
Cost of revenues (inclusive of amortization of acquisition-related intangible assets)	40,288	65,413	88,925

Gross profit	33,394	49,361	56,576

Operating expenses:
Research and development	29,486	26,929	33,966
Selling, marketing and administrative	32,600	34,995	50,432
Amortization of acquisition-related intangible assets	1,300	758	2,535
Restructuring charges	1,608	6,092	6,273
Goodwill impairment	—	16,947	—
Other gains, net	—	—	(3,594)

Total operating expenses	64,994	85,721	89,612

Loss from continuing operations	(31,600)	(36,360)	(33,036)
Interest and other income, net	10,461	21,008	31,335
Interest expense	(6)	(1,229)	(3,646)

Loss from continuing operations before income taxes	(21,145)	(16,581)	(5,347)
Benefit from (provision for) income taxes	2,475	2,605	(25)

Loss from continuing operations, net of taxes	(18,670)	(13,976)	(5,372)
Discontinued operations, net of taxes:
Loss from discontinued operations, net of taxes	—	(941)	(4,722)
Gain on disposal of discontinued operations, net of taxes	1,236	4,727	479

Income (loss) from discontinued operations, net of taxes	1,236	3,786	(4,243)

Net loss	$(17,434)	$(10,190)	$(9,615)

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.16)	$(0.12)	$(0.05)
Income (loss) from discontinued operations, net of taxes	$0.01	$0.03	$(0.04)
Net loss	$(0.15)	$(0.09)	$(0.08)
Shares used in computing income (loss) per share:
Basic and diluted	119,196	119,767	118,613

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$63,948	$111,724
Marketable securities	311,399	264,868
Accounts receivable, net of allowance for doubtful accounts of $34 in 2010 and $46 in 2009	7,528	11,735
Inventories	2,342	4,095
Prepaid expenses	2,354	2,257
Other current assets	11,269	14,793

Total current assets	398,840	409,472
Property and equipment, net	11,353	11,664
Intangible assets, net	16,029	19,748
Other long-term assets	2,854	9,223

Total assets	$429,076	$450,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,188	$10,528
Accrued and other liabilities	12,271	13,251
3/4% Convertible Senior Subordinated Notes due 2023	346	474

Total current liabilities	21,805	24,253

Other long-term liabilities	4,755	7,310
Deferred income taxes	4,813	7,664

Total liabilities	31,373	39,227

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.001 par value
Authorized shares, 1,000; Series A shares, 250 designated; outstanding shares, none	—	—
Common stock; $0.001 par value
Authorized shares, 400,000; outstanding shares, 120,401 as of March 31, 2010 and 120,711 as of March 31, 2009	119	120
Additional paid-in capital	203,229	200,293
Accumulated other comprehensive income, net of taxes	4,286	2,964
Retained earnings	190,069	207,503

Total stockholders’ equity	397,703	410,880

Total liabilities and stockholders’ equity	$429,076	$450,107

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(17,434)	$(10,190)	$(9,615)
Less: Income (loss) from discontinued operations, net of taxes	1,236	3,786	(4,243)

Loss from continuing operations, net of taxes	(18,670)	(13,976)	(5,372)
Adjustments to reconcile loss from continuing operations, net of taxes, to net cash provided by operating activities of continuing operations:
Stock-based compensation expense	5,816	3,159	5,999
Inventory-related charges (credit)	(847)	1,987	5,753
Depreciation and amortization	10,051	7,801	7,840
Impairment of goodwill and intangible assets	—	16,947	2,205
Gain on sale of long-lived assets	—	—	(6,735)
Gain on sale of investments	(440)	(2,255)	—
Gain on extinguishment of debt	—	(1,643)	—
Other non-cash items	47	346	751
Changes in assets and liabilities, net of effects from the purchase of Aristos Logic Corporation:
Accounts receivable	4,207	12,145	10,920
Inventories	2,600	2,297	11,140
Prepaid expenses and other current assets	1,959	4,031	6,506
Other assets	6,367	(4,738)	2,497
Accounts payable	(1,331)	(2,036)	(15,878)
Other liabilities	(7,582)	(10,057)	(4,206)

Net Cash Provided by Operating Activities of Continuing Operations	2,177	14,008	21,420
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	1,236	(358)	1,374

Net Cash Provided by Operating Activities	3,413	13,650	22,794

Cash Flows From Investing Activities:
Purchase of Aristos Logic Corporation, net of cash acquired	—	(38,005)	—
Purchase of intangible assets	(702)	—	—
Proceeds from sale of long-lived assets	—	—	19,881
Proceeds from sale of investments	440	—	—
Purchases of property and equipment	(1,283)	(622)	(1,512)
Purchases of marketable securities	(236,947)	(231,349)	(181,295)
Sales of marketable securities	102,856	273,132	175,603
Maturities of marketable securities	85,187	79,777	100,777
Maturities of restricted marketable securities	—	1,688	1,688

Net Cash Provided by (Used in) Investing Activities of Continuing Operations	(50,449)	84,621	115,142
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	—	776	(66)

Net Cash Provided by (Used in) Investing Activities	(50,449)	85,397	115,076

Cash Flows From Financing Activities:
Repurchases and redemption on long-term debt	(128)	(222,915)	—
Proceeds from the issuance of common stock	448	1,676	3,179
Repurchase of common stock	(1,756)	(2,401)	—

Net Cash Provided by (Used in) Financing Activities	(1,436)	(223,640)	3,179

Effect of Foreign Currency Translation on Cash and Cash Equivalents	696	(3,594)	2,940

Net Increase (Decrease) in Cash and Cash Equivalents	(47,776)	(128,187)	143,989
Cash and Cash Equivalents at Beginning of Year	111,724	239,911	95,922

Cash and Cash Equivalents at End of Year	$63,948	$111,724	$239,911

See accompanying Notes to Consolidated Financial Statements.

ADAPTEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Retained Earnings	Total
	Shares	Amount
	(in thousands)
Balance, March 31, 2007	118,856	$119	$190,236	$3,178	$228,625	$422,158
Cumulative effect adjustment, net of taxes related to the adoption of uncertain tax positions	—	—	—	—	(1,317)	(1,317)

Adjusted balance, March 31, 2007	118,856	119	190,236	3,178	227,308	420,841
Components of comprehensive loss:
Net loss	—	—	—	—	(9,615)	(9,615)
Unrealized gains on available-for-sale investments, net of taxes	—	—	—	1,861	—	1,861
Foreign currency translation adjustment, net of taxes	—	—	—	1,954	—	1,954

Total comprehensive loss, net of taxes						(5,800)

Sale of common stock under employee stock purchase and option plans	1,035	3	3,176	—	—	3,179
Net issuance of restricted shares	1,187	—	—	—	—	—
Net settlement of restricted shares	(158)	(1)	(751)	—	—	(752)
Stock-based compensation	—	—	6,628	—	—	6,628

Balance, March 31, 2008	120,920	121	199,289	6,993	217,693	424,096
Components of comprehensive loss:
Net loss	—	—	—	—	(10,190)	(10,190)
Unrealized losses on available-for-sale investments, net of taxes	—	—	—	(600)	—	(600)
Foreign currency translation adjustment, net of taxes	—	—	—	(3,429)	—	(3,429)

Total comprehensive loss, net of taxes						(14,219)

Sale of common stock under employee option plans	499	1	1,675	—	—	1,676
Net issuance of restricted shares	671	—	—	—	—	—
Net settlement of restricted shares	(346)	(1)	(1,659)	—	—	(1,660)
Stock-based compensation	—	—	3,388	—	—	3,388
Repurchase of common stock	(1,033)	(1)	(2,400)	—	—	(2,401)

Balance, March 31, 2009	120,711	120	200,293	2,964	207,503	410,880
Components of comprehensive loss:
Net loss	—	—	—	—	(17,434)	(17,434)
Unrealized gains on available-for-sale investments, net of taxes	—	—	—	110	—	110
Foreign currency translation adjustment, net of taxes	—	—	—	1,212	—	1,212

Total comprehensive loss, net of taxes						(16,112)

Sale of common stock under employee option plans	182	1	447	—	—	448
Net issuance of restricted shares	620	—	—	—	—	—
Net settlement of restricted shares	(406)	(1)	(1,572)	—	—	(1,573)
Stock-based compensation	—	—	5,816	—	—	5,816
Repurchase of common stock	(706)	(1)	(1,755)	—	—	(1,756)

Balance, March 31, 2010	120,401	$119	$203,229	$4,286	$190,069	$397,703

See accompanying Notes to the Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Subsequent Events

In December 2009, Adaptec, Inc. (“Adaptec” or the “Company”) announced the retention of Blackstone Advisory Partners L.P. to serve as its exclusive financial advisor relating to a potential sale or disposition of certain of its assets or business operations. On May 8, 2010, subsequent to the Company’s fiscal year-end, Adaptec entered into an Asset Purchase Agreement with PMC-Sierra, Inc., (“PMC-Sierra”) for the sale of certain assets and for PMC-Sierra to assume certain liabilities related to its business of providing data storage hardware and software solutions and products including ASICs, HBAs, RAID controllers, Adaptec RAID software, Adaptec RAID code (“ARC”), storage management software including Adaptec Storage Manager (“ASM”), option ROM BIOS, command line interface (“CLI”), storage virtualization software, and other solutions that span SCSI, SAS, and SATA interface technologies, and that optimize the performance of both hard disk and solid state drives (the “PMC Transaction”), for a purchase price of approximately $34 million. The Company anticipates that the PMC Transaction will be consummated in June 2010 and that its results of operations and financial condition may be impacted by this transaction.

Assuming the PMC Transaction is consummated, the Company intends to explore all strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the PMC Transaction and the Company’s other assets in seeking business acquisition opportunities and other actions to redeploy its capital. Additionally, the Company will, as previously announced, continue to consider its options related to those products and technology (the “Aristos products”) obtained from its acquisition of Aristos Logic Corporation (“Aristos”), as well as its other remaining operating assets, including non-core patents and real estate holdings. With respect to the Aristos products, options that the Company may consider include (i) ceasing to invest additional funds in the Aristos products, winding-down the sale of Aristos products and fulfilling its remaining contractual obligations with the Company’s existing customers, which the Company would expect to be completed in six months, or by September 2010, or (ii) seeking to sell the assets related to Aristos products to a third party. The Company will also explore alternatives for maximizing the value of its non-core patent portfolio and remaining real estate assets. Going forward Adaptec’s business is expected to consist of capital redeployment and identification of new, profitable business operations in which the Company can utilize its existing working capital and maximize the use of its net operating losses (“NOLs”).

If the Company consummates the PMC Transaction discussed above, Adaptec may incur significant charges in the future, which charges include, but are not limited to, increased amortization or depreciation of its long-lived assets due to potential changes to the expected remaining useful lives, a potential impairment of its long-lived assets, restructuring charges, acceleration of compensation expense related to unvested stock-based awards, potential cash bonus payments and potential accelerated payments of certain of its contractual obligations, which may impact the Company’s results of operations and financial condition. The aggregate of these amounts cannot be quantified at this time. Further subsequent event disclosures related to expected changes to the remaining useful lives of our long-lived assets, stock-based activity and associated compensation expense, and restructuring charges are discussed in Note 7, 9 and 11, respectively, to the Consolidated Financial Statements.

Except where noted, the discussions regarding the Company’s business in these Notes to the Consolidated Financial Statements is as of March 31, 2010 and does not take into account the PMC Transaction, which, as of the date of the Consolidated Financial Statements and related Notes, has not been consummated and which may not be consummated.

Description

Adaptec currently provides innovative data center I/O solutions that protect, accelerate, optimize, and condition data in today’s most demanding data center environments. The Company’s products are used in IT environments ranging from traditional enterprise environments to fast growing, on-demand cloud computing data

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

centers. The Company’s products enable data center managers, channel partners and OEMs to deploy best-in-class storage solutions to meet their customers’ evolving IT and business requirements. The Company’s software and hardware products include ASICs, HBAs, RAID controllers, Adaptec RAID software, storage management software, storage virtualization software and other solutions that span SCSI, SAS, SATA and iSCSI interface technologies, including both hard disk and solid state drives. System integrators and white box suppliers build server and storage solutions based on Adaptec technology to deliver products with superior price and performance, data protection and interoperability to their clients and customers.

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of Adaptec and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Key acronyms used in the Company’s industry and accounting acronyms, including regulatory bodies, referred to within the Notes to the Consolidated Financial Statements are listed in alphabetical order in Note 22 to the Consolidated Financial Statements.

Use of Estimates and Reclassifications

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, review of long-lived assets for impairments, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, self-insurance, restructuring costs, litigation and other loss contingencies. The actual results the Company experiences may differ materially and adversely from its original estimates.

Certain reclassifications have been made to prior period reported amounts to conform to the current year presentation, related to the reclassification of discontinued operations as discussed further in Notes 3, 4, 5 and 19 to the Consolidated Financial Statements. These reclassifications had no impact on net loss, total assets or total stockholders’ equity. Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussion of the Company’s continuing operations as of March 31, 2010.

Foreign Currency Translation

For foreign subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to United States Dollars using period-end exchange rates, and translates revenues and expenses using average monthly exchange rates. The resulting cumulative translation adjustments are included in “Accumulated other comprehensive income, net of taxes,” a separate component of stockholders’ equity in the Consolidated Balance Sheets.

For foreign subsidiaries whose functional currency is the United States Dollar, certain assets and liabilities are remeasured at the period-end or historical rates are used as appropriate. Revenues and expenses are remeasured at the average monthly exchange rates. Currency transaction gains and losses are recognized in current operations and have not been material to the Company’s operating results for the periods presented.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics.

The related cost basis for the Company’s 3/4% Convertible Senior Notes due December 22, 2023 (the “3/4% Notes”) at March 31, 2010 and 2009 was $0.3 million and $0.5 million, respectively. Although the remaining balance of its 3/4% Notes is relatively small and the market trading is very limited, the Company expects the cost basis of $0.3 million and $0.5 million at March 31, 2010 and 2009, respectively, for the 3/4% Notes to approximate fair value. The Company’s convertible debt is recorded at its carrying value, not the estimated fair value.

Cash Equivalents and Marketable Securities

Cash equivalents consist of liquid investments with remaining maturities of three months or less from the date of purchase. Marketable securities consist of corporate obligations, commercial paper, municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-back and asset-backed securities with remaining maturities beyond three months from the date of purchase. The Company classifies its marketable securities as short-term, even though certain securities mature beyond one year, as the Company has the ability to liquidate these securities at any time. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.

Marketable securities, including equity securities, are classified as available-for-sale and are reported at fair market value and unrealized gains and losses, net of income taxes are included in “Accumulated other comprehensive income, net of taxes” as a separate component of stockholders’ equity in the Consolidated Balance Sheets. The marketable securities are adjusted for amortization of premiums and discounts and such amortization is included in “Interest and other income, net” in the Consolidated Statements of Operations. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets. Unrealized losses considered other-than-temporary are charged to “Interest and other income, net” in the Consolidated Statements of Operations in the period in which the determination is made. Gains and losses on securities sold are determined based on the average cost method and are included in “Interest and other income, net” in the Consolidated Statements of Operations. The Company does not hold its securities for trading or speculative purposes.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. The Company invests in high-credit quality investments, maintained with major financial institutions. The Company, by policy, limits the amount of credit exposure through diversification, and management regularly monitors the composition of its investment portfolio for compliance with the Company’s investment policies.

The Company sells its products to OEMs, distributors and retailers throughout the world. Sales to customers are predominantly denominated in United States Dollars and, as a result, the Company believes its foreign

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

currency risk relating to sales is minimal. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable.

Three customers accounted for 32%, 15% and 13% of gross accounts receivable at March 31, 2010. Three customers accounted for 40%, 19% and 16% of gross accounts receivable at March 31, 2009. In fiscal 2010, IBM, Bell Microproducts and Ingram Micro accounted for 17%, 16% and 15% of the Company’s total net revenues, respectively. In fiscal 2009, IBM accounted for 36% of the Company’s total net revenues. In fiscal 2008, IBM accounted for 40% of the Company’s total net revenues.

The Company currently purchases the majority of its finished products from Sanmina-SCI Corporation (“Sanmina-SCI”), and if Sanmina-SCI fails to meet the Company’s manufacturing needs, it may be required to delay product shipments to the Company’s customers. In February 2009, the Company entered into a new manufacturing agreement with Sanmina-SCI that expires in the fourth quarter of fiscal 2012. This three-year strategic manufacturing agreement with Sanmina-SCI will be transferred to PMC-Sierra if the PMC Transaction is consummated.

The industry in which the Company currently operates is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to its industry, the timely implementation of new manufacturing technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the market for its products has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. The Company believes that its existing sources of liquidity, including its cash, cash equivalents and marketable securities, will be adequate to support its operating and capital investment activities for the next twelve months.

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

Goodwill

Goodwill represented the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Goodwill was not amortized, but instead was reviewed annually, in the Company’s fourth quarter of each year, and whenever events or changes in circumstances occurred which indicated that goodwill might be impaired. Impairment of goodwill was tested at the Company level, as the Company contained only one reporting unit, and compared the net book value, including goodwill, to the fair value. To determine fair value, the Company’s review process used the income approach and the market approach. The Company also considered its market capitalization on the dates of its impairment tests in determining the fair value of the Company. If the net book value of the Company exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For details regarding goodwill and associated impairment charges taken in fiscal 2009 refer to Note 7 to the Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Intangible Assets, Net

Intangible assets, net, consist of acquisition-related intangible assets, software license agreement, intellectual property and warrants and are carried at cost less accumulated amortization. Intangible assets, net, are amortized over their estimated useful lives ranging from three months to five years, reflecting the pattern in which the economic benefits of the assets are expected to be realized. For details regarding intangible assets, net, refer to Note 7 to the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

The Company regularly performs reviews to determine if facts or circumstances are present, either internal or external, which would indicate if the carrying values of its long-lived assets are impaired. If a long-lived asset is determined to be impaired, the loss is measured based on the difference between the long-lived asset’s fair value and its carrying value. The recoverability of the carrying value of the long-lived assets, other than goodwill, was based on the estimated future undiscounted cash flows derived from the use of the asset. The estimate of fair value of long-lived assets was based on a discounted estimated future cash flows method and applying a discount rate commensurate with the risks inherent in the Company’s current business model. The impairment of long-lived assets is included in “Other gains, net” in the Consolidated Statements of Operations. For details regarding long-lived assets’ impairment analysis or charges taken in fiscal years 2010, 2009 and 2008 refer to Notes 7 and 12 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company has employee and director stock compensation plans which are described in Note 9 to the Consolidated Financial Statements. The Company measures and recognizes stock-based compensation expense for all stock-based awards based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusts it for estimated forfeitures. In addition, the Company applies the simplified method to establish the beginning balance of the additional paid in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax shortfalls. Tax shortfalls arise when actual tax benefits realized upon the exercise of stock options are less than the tax benefit recorded in the financial statements. Disclosure provisions related to equity instruments, including stock-based compensation expense, are discussed further in Note 9 to the Consolidated Financial Statements.

Revenue Recognition

The Company considers many different criteria for evaluating revenue recognition on sales transactions. The application of the appropriate accounting principle to the Company’s revenue is dependent upon specific transactions or combination of transactions. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period if management had made different judgments or utilized different estimates.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

The Company recognizes revenue from its product sales, including sales to OEMs, distributors and retailers, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. These criteria are usually met upon shipment from the Company, provided that the risk of loss has transferred to the customer, customer acceptance has been obtained or acceptance provisions have lapsed, or the Company has established a historical pattern that acceptance by the customer has been fulfilled. The Company’s sales are based on customer purchase orders, and to a lesser extent, contractual agreements, which provide that evidence of an arrangement exists.

The Company’s distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits distributors to return products subject to certain conditions. The Company establishes allowances for expected product returns. The Company also establishes allowances for rebate payments under certain marketing programs entered into with distributors. These allowances comprise the Company’s revenue reserves and are recorded as direct reductions of revenue and accounts receivable. The Company makes estimates of future returns and rebates based primarily on its past experience as well as the volume of products in the distributor channel, trends in distributor inventory, economic trends that might impact customer demand for its products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not been significantly different from the Company’s estimates. However, actual returns and rebates in any future period could differ from the Company’s estimates, which could impact the net revenue it reports.

For products which contain software, where software is essential to the functionality of the product, or software product sales, the Company recognizes revenue when passage of title and risk of ownership is transferred to customers, persuasive evidence of an arrangement exists, which is typically upon sale of product by the customer, the price is fixed or determinable and collectibility is probable. For software sales that are considered multiple element transactions, the entire fee from the arrangement is allocated to each respective element based on its vendor specific fair value or upon the residual method and recognized when revenue recognition criteria for each element are met. Vendor specific fair value for each element is established based on the sales price charged when the same element is sold separately or based upon a renewal rate.

Software Development Costs

The Company’s policy is to capitalize software development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. Through March 31, 2010, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to “Research and development” in the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes for uncertain tax positions using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the Company’s financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. At March 31, 2010 and 2009, the Company had recorded liabilities of $3.7 million and $8.2 million, respectively, for uncertain tax positions and the Company continues to recognize interest and/or penalties related to uncertain tax positions as income tax expense within “Benefit from (provision for) income taxes” in its Consolidated Statements of Operations. To the extent

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued during fiscal years 2010, 2009 and 2008 was immaterial. Due to the complexity and uncertainty associated with the Company’s tax contingencies, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for the Company’s liabilities associated with uncertain tax positions.

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. The Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment.

Recent Accounting Pronouncements

In April 2009, the FASB amended the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator and to record impairments related to credit losses in earnings while all other factors are to be recognized in other comprehensive income. An other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. An impairment related to credit losses is when there is a difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security. The adoption of the accounting standard related to the accounting and reporting requirements for debt and equity securities for the recognition of other-than-temporary impairment, including impairments for credit losses, which was effective for interim and annual periods ending after June 15, 2009, or which began with the Company’s first quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Note 4 to the Consolidated Financial Statements.

In June 2009, the FASB issued the ASC, which becomes the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other literature, with the exception of non-grandfathered and non-SEC literature, will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. The ASC, which was effective for interim and annual periods ending after September 15, 2009, or the Company’s second quarter of fiscal 2010, did not have an impact on the Company’s Consolidated Financial Statements as the Codification does not change GAAP, but is intended to make it easier to find and research applicable GAAP guidance to a particular transaction or specific accounting issue.

In September 2009, the FASB amended the requirements for revenue recognition, which eliminates the use of the residual method and incorporates the use of an estimated selling price to allocate arrangement consideration. In addition, the revenue recognition guidance amends the scope to exclude tangible products that contain software and non-software components that function together to deliver the product’s essential functionality. The amendments to the accounting standards related to revenue recognition are effective for fiscal years beginning after June 15, 2010, which will begin with the Company’s first quarter of fiscal 2012, unless adopted early. Upon adoption, the Company may apply the guidance retrospectively or prospectively for new or materially modified arrangements. The Company is currently evaluating the financial impact that this accounting standard will have on its Consolidated Financial Statements.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring non-financial assets and liabilities. The guidance provides that an entity shall disclose any significant transfers of assets and liabilities between those that are actively traded in markets (level 1) and those that are not actively traded but have observable inputs (level 2), and the reasons for the transfers. The disclosure requirements regarding the transfers of assets and liabilities, which was effective for interim or fiscal periods beginning after December 15, 2009, or which began with the Company’s fourth quarter of fiscal 2010, did not have a financial impact on the Company’s Consolidated Financial Statements; however, the disclosure requirements mandated by this accounting standard are discussed further in Notes 5 to the Consolidated Financial Statements. The guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (level 3) should separately disclose the purchases, sales, issuances and settlements in a rollforward as opposed to aggregating it as one. The disclosure requirements regarding further details surrounding assets and liabilities utilizing level 3 are effective for fiscal years beginning after December 15, 2010, which will begin with the Company’s first quarter of fiscal 2012. The Company does not anticipate that the additional disclosure requirements will have a material impact on its Consolidated Financial Statements.

Note 2. Acquisitions

On September 3, 2008, the Company completed the acquisition of Aristos, a provider of RAID technology to the data storage industry, pursuant to an Agreement and Plan of Merger dated as of August 27, 2008 (the “Merger Agreement”) by and among Adaptec, Aristos, Ariel Acquisition Corp., a wholly owned subsidiary of Adaptec, and TPG Ventures, L.P., solely in its capacity as the representative of stockholders of Aristos. The Merger Agreement provided for the Company’s acquisition of Aristos through a merger in which Aristos became a wholly-owned subsidiary of the Company. The acquisition of Aristos was to allow the Company to expand into adjacent RAID markets that the Company believed would provide it with growth opportunities, including blade servers, enterprise-class external storage systems and performance desktops, and would provide the Company with a strong ASIC roadmap. In addition, this acquisition enabled the Company to pursue new OEM opportunities and expand its channel product offerings containing unified serial technologies.

The Company acquired Aristos for a purchase price of approximately $38.9 million, which consisted of: (i) approximately $28.7 million that was paid to certain Aristos senior preferred stockholders and warrant holders; (ii) approximately $3.2 million under a management liquidation pool established by Aristos prior to completion of the merger, which was immediately paid upon closing of the transaction; (iii) approximately $6.2 million to retire and satisfy certain commercial obligations and payables of Aristos; and (iv) $0.8 million accrued in direct transaction fees, including legal, valuation and accounting fees. A summary of the purchase cost was as follows (in thousands):

Cash paid to certain Aristos senior preferred stockholders and warrant holders, including escrow amount	$28,727
Cash paid under management liquidation pool	3,221
Cash paid to retire and satisfy certain commercial obligations and payables of Aristos	6,162
Direct acquisition-related transaction costs	800

Total purchase price	$38,910

Aristos Holdback:    A portion of the Aristos acquisition price totaling $4.3 million was held in an escrow account (“Aristos Holdback”) to secure potential indemnification obligations of Aristos stockholders for unknown liabilities that may have existed as of the acquisition date. The Aristos Holdback was to be paid in two installments to the former Aristos stockholders during the twelfth and eighteenth months after the acquisition

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Acquisitions (Continued)

closing date, except for funds necessary to provide for any pending claims. The Aristos Holdback of $4.3 million was paid in full in fiscal 2010.

Management Liquidation Pool:    As part of the Merger Agreement, the Company agreed to pay certain former employees of Aristos a total of $5.6 million through a management liquidation pool established by Aristos prior to the completion of the merger. Of the $5.6 million, $3.2 million was immediately paid upon closing of the transaction and was included in the purchase price allocation of the cost to acquire Aristos. The remaining $2.4 million was payable over time, not to exceed twelve months, contingent upon the continued employment of certain employees with the Company, and was expensed to the Consolidated Statements of Operations as earned. In fiscal years 2010 and 2009, the Company recorded expense of $0.1 million and $2.3 million, respectively, in the Consolidated Statements of Operations related to the management liquidation pool.

The Aristos acquisition was accounted for as a business combination and, accordingly, the results of Aristos have been included in the Company’s consolidated results of operations and financial position from the date of acquisition. The allocation of the Aristos purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below, and was based on valuation techniques such as the discounted cash flows and weighted average cost methods used in the high technology industry using assumptions and estimates from management to calculate fair value.

September 26, 2008
(in thousands)
Goodwill	$16,947
Intangible assets:
Core and existing technologies	18,800
Customer relationships	3,900
Backlog	340

Total intangible assets	23,040

Tangible assets acquired and liabilities assumed:
Cash	105
Accounts receivable, net	201
Inventory	580
Prepaid expenses and other current assets	1,235
Property and equipment, net	570

Total assets acquired	2,691

Accounts payable	(352)
Current liabilities	(3,416)

Total liabilities assumed	(3,768)

Net liabilities assumed	(1,077)

Total purchase price	$38,910

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

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2. Acquisitions (Continued)

Pro forma financial information:    The following unaudited pro forma financial information for fiscal 2009 presents the combined results of the Company and Aristos, as if the acquisition had occurred at the beginning of the period presented. Such pro forma results are not necessarily indicative of what actually would have occurred had the Aristos acquisition been in effect for the periods presented nor are they indicative of results that could occur in the future. Certain adjustments have been made to the combined results of operations, including the amortization of acquired other intangible assets, a reduction to interest income to reflect the cash paid for the acquisition, a reduction to interest expense related to the Aristos debt and the elimination of the change in fair value of preferred stock warrants, which were extinguished as part of the Merger Agreement, and the elimination of share-based compensation expense recognized by Aristos, as the Company did not assume any share-based awards as part of the merger. The pro forma financial results for fiscal years 2009 and 2008 were as follows:

	Year Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Net revenues	$116,560	$150,267

Loss from continuing operations, net of taxes	$(24,635)	$(28,287)
Income from discontinued operations, net of taxes	3,786	(4,243)

Net loss	$(20,849)	$(32,530)

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.21)	$(0.24)
Income (loss) from discontinued operations, net of taxes	$0.03	$(0.04)
Net loss	$(0.17)	$(0.27)
Shares used in computing income (loss) per share:
Basic and diluted	119,767	118,613

Note 3. Discontinued Operations

Snap Server NAS Portion of its Systems Business:    On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS portion of the Company’s former SSG segment (the “Snap Server NAS business”) for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the twelve-month anniversary of the closing of the transaction. In fiscal 2009, the Company established a reserve for the remaining $1.2 million of this receivable as a result of the financial difficulties Overland had reported. In fiscal 2010, the Company amended the promissory note agreement with Overland, which allowed Overland to pay the Company the remaining $1.2 million receivable plus accrued interest by March 31, 2010. Due to the Company’s continued concern regarding Overland’s ability to pay the Company, the Company released the reserve on the receivable as cash was collected. Under the terms of the agreement, Overland granted the Company a nonexclusive license to certain intellectual property and the Company provided Overland limited support services to help ensure a smooth transition. Expenses incurred in the transaction primarily include approximately $0.5 million for broker, legal and accounting fees. In addition, the Company accrued $0.1 million for lease obligations. The Company recorded a gain of $1.2 million and $4.6 million on the disposal of the Snap Server NAS business in fiscal years 2010 and 2009, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations. The gain recorded in fiscal 2010 was based on the cash received in connection with the amended promissory note agreement with Overland. To date,

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Discontinued Operations (Continued)

the Company has recorded a cumulative gain of $5.8 million through fiscal 2010 on the disposal of the Snap Server NAS business in “Gain on disposal of discontinued operations, net of taxes,” in the Consolidated Statements of Operations.

Net revenues and the components of loss related to the Snap Server NAS business included in discontinued operations, which were previously included in the Company’s SSG segment, were as follows:

	Year Ended March 31,
	2009	2008
	(in thousands)
Net revenues	$4,413	$21,899

Loss from discontinued operations before provision for income taxes	(941)	(7,441)
Benefit from income taxes	—	2,719

Loss from discontinued operations, net of taxes	$(941)	$(4,722)

In the third quarter of fiscal 2009, the Company recorded $0.2 million related to the settlement of certain claims and accruals that resulted from the sale of the Snap Server NAS business.

The components of net liabilities, at the time of the sale of the Snap Server NAS business, were as follows:

June 27, 2008
(in thousands)
Inventories	$1,466
Accounts receivable, net	(466)

Total current assets of discontinued operations	1,000
Property and equipment, net	53

Total assets of discontinued operations	1,053

Accrued and other liabilities	(4,067)

Total current liabilities of discontinued operations	(4,067)

Net liabilities of discontinued operations	$(3,014)

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

IBM i/p Series RAID business:    In fiscal 2008, the Company recorded $0.5 million to “Gain on disposal of discontinued operations, net of taxes” in its Consolidated Statements of Operations, which related to the reduction of accrued liabilities associated with the sale of the IBM i/p Series RAID business and related royalties in September 2005. The Company had recognized a cumulative gain of $4.8 million on the disposal of the IBM i/p Series RAID business through fiscal 2008.

Note 4. Marketable Securities

The Company’s investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. The Company’s investment policy establishes minimum ratings for each classification of investments when purchased and investment concentration is limited to minimize risk. The

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Marketable Securities (Continued)

policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company’s portfolio of marketable securities at March 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$16,739	$—	$—	$16,739
United States government securities	41,058	156	(15)	41,199
Government agencies	92,795	905	(34)	93,666
Mortgage-backed securities	42,309	559	(55)	42,813
State and municipalities	1,065	—	(2)	1,063
Corporate obligations	136,934	1,675	(18)	138,591
Asset-backed securities	7,791	119	—	7,910

Total available-for-sale securities	338,691	3,414	(124)	341,981
Amounts classified as cash equivalents	(30,582)	—	—	(30,582)

Amounts classified as marketable securities	$308,109	$3,414	$(124)	$311,399

The Company’s portfolio of marketable securities at March 31, 2009 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$62,657	$—	$—	$62,657
United States government securities	6,511	144	—	6,655
Government agencies	86,746	1,751	—	88,497
Mortgage-backed securities	43,366	654	(9)	44,011
Corporate obligations	92,311	1,071	(559)	92,823
Asset-backed securities	32,755	198	(71)	32,882

Total available-for-sale securities	324,346	3,818	(639)	327,525
Amounts classified as cash equivalents	(62,657)	—	—	(62,657)

Amounts classified as marketable securities	$261,689	$3,818	$(639)	$264,868

Sales of marketable securities resulted in gross realized gains of $0.7 million, $1.4 million and $1.9 million during fiscal years 2010, 2009 and 2008, respectively. Sales of marketable securities resulted in gross realized losses of $0.2 million, $0.8 million and $0.1 million during fiscal years 2010, 2009 and 2008, respectively.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Marketable Securities (Continued)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
United States government securities	$4,957	$(15)	$—	$—	$4,957	$(15)
Government agencies	23,322	(34)	—	—	23,322	(34)
Mortgage-backed securities	7,702	(55)	—	—	7,702	(55)
Corporate obligations	1,064	(2)	—	—	1,064	(2)
Asset-backed securities	16,038	(18)	—	—	16,038	(18)

Total	$53,083	$(124)	$—	$—	$53,083	$(124)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Mortgage-backed securities	$3,836	$(9)	$—	$—	$3,836	$(9)
Corporate obligations	20,097	(303)	8,154	(256)	28,251	(559)
Asset-backed securities	5,874	(70)	499	(1)	6,373	(71)

Total	$29,807	$(382)	$8,653	$(257)	$38,460	$(639)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in fiscal years 2010 and 2009 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Marketable Securities (Continued)

The amortized cost and estimated fair value of investments in available-for-sale debt securities at March 31, 2010 and 2009, by contractual maturity, were as follows:

	March 31, 2010		March 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$154,314	$155,728	$165,435	$166,294
Mature after one year through three years	184,060	185,934	155,980	158,236
Mature after three years	317	319	2,931	2,995

	$338,691	$341,981	$324,346	$327,525

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

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies and substantially all mortgage-backed securities as these securities are backed by the federal government and traded in active markets frequently with sufficient volume. Level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both March 31, 2010 and 2009, there were no significant transfers that occurred between levels 1 and 2 of its financial assets. In addition, at both March 31, 2010 and 2009, the Company did not have any assets utilizing level 3 to value its financial assets on a recurring basis. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Fair Value Measurements (Continued)

Financial assets measured at fair value on a recurring basis at March 31, 2010 and 2009 were as follows:

	Total	March 31, 2010		Total	March 31, 2009
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Cash,including short-term deposits(1)	$50,105	$50,105	$—	$111,724	$111,724	$—
United States government securities(2)	41,199	41,199	—	6,655	6,655	—
Government agencies(3)	93,666	93,666	—	88,497	88,497	—
Mortgage-backed securities(3)	42,813	41,696	1,117	44,011	41,821	2,190
State and Municipalities(3)	1,063	1,063	—	—	—	—
Corporate obligations(4)	138,591	—	138,591	92,823	—	92,823
Asset-backed securities(3)	7,910	—	7,910	32,882	—	32,882

Total	$375,347	$227,729	$147,618	$376,592	$248,697	$127,895

(1)	At March 31, 2010, the Company recorded $50,100,000 and $5,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $111,724,000 within “Cash and cash equivalents.”

(2)	At March 31, 2010, the Company recorded $4,099,000 and $37,100,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $6,655,000 within “Marketable securities.”

(3)	Recorded within “Marketable securities.”

(4)	At March 31, 2010, the Company recorded $9,749,000 and $128,842,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2009, the Company recorded $92,823,000 within “Marketable securities.”

At March 31, 2010, the Company utilized level 3, which is categorized as significant unobservable inputs, to value its non-financial assets on a non-recurring basis. The non-financial assets related to the Company’s non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. Pacven Walden Venture V Funds invests in technology companies worldwide, primarily in the communications, electronics, IT services, internet, software, life sciences and semiconductor industries. APV Technology Partners II, L.P. invests in technology companies that are privately-held, which are organized in the United States. At March 31, 2010 and 2009, the carrying value of such investments aggregated $1.2 million for each period, and was included within “Other Long Term Assets” on the Consolidated Balance Sheets. The Company regularly monitors these investments by recording these investments based on quarterly statements the Company receives from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. Assumptions used by the Company due to

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Fair Value Measurements (Continued)

lack of observable inputs may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and Other Income, Net,” in the Consolidated Statements of Operations. At both March 31, 2010 and 2009, there were no transfers in or out of level 3 of its non-recurring assets.

Note 6. Balance Sheet Details

Inventories

The components of inventories at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(in thousands)
Raw materials	$8	$62
Work-in-process	393	240
Finished goods	1,941	3,793

Inventories	$2,342	$4,095

Property and Equipment, Net

The components of property and equipment, net, at March 31, 2010 and 2009 were as follows:

		March 31,
	Life	2010	2009
		(in thousands)
Land	—	$2,855	$2,855
Buildings and improvements	5-40 years	12,698	12,915
Machinery and equipment	3-5 years	3,672	20,545
Furniture and fixtures	3-7 years	13,279	33,470
Leasehold improvements	Lesser of useful life or life of lease	123	626

		32,627	70,411
Accumulated depreciation and amortization		(21,274)	(58,747)

Property and equipment, net		$11,353	$11,664

Depreciation and amortization expense was $1.5 million, $2.3 million and $3.5 million in fiscal years 2010, 2009 and 2008, respectively. The Company disposed of fully depreciated assets in fiscal 2010, resulting in the write-off of $37.8 million in both the associated cost and the accumulated depreciation.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Balance Sheet Details (Continued)

Accrued and Other Liabilities

The components of accrued and other liabilities at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(in thousands)
Tax-related	$1,075	$1,540
Acquisition-related	418	616
Accrued compensation and related taxes(1)	4,717	5,652
Deferred margin	2,717	1,338
Obligations under software license agreement	1,053	—
Other	2,291	4,105

Accrued and other liabilities	$12,271	$13,251

(1)	In fiscal 2010, accrued compensation and related taxes included certain employee retention obligations of $0.8 million.

Other Long-term Liabilities

The components of other long-term liabilities at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(in thousands)
Tax-related	$3,656	$5,852
Acquisition-related	165	614
Other	934	844

Other long-term liabilities	$4,755	$7,310

Accumulated Other Comprehensive Income, Net of Taxes

The components of accumulated other comprehensive income, net of taxes, at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(in thousands)
Unrealized gain on marketable securities, net of taxes of $1,365 in both fiscal years 2010 and 2009	$1,930	$1,820
Foreign currency translation, net of taxes of $1,287 in both fiscal years 2010 and 2009	2,356	1,144

Accumulated other comprehensive income, net of taxes	$4,286	$2,964

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets, Net

Goodwill

A reconciliation of the changes to the Company’s carrying amount of goodwill for fiscal 2009 was as follows:

Total
(in thousands)
Balance at March 31, 2008	$—
Goodwill acquired during the period (Note 2)	16,947
Goodwill impairment	(16,947)

Balance at March 31, 2009	$—

In September 2008, goodwill was increased by $16.9 million due to the acquisition of Aristos (Note 2). Goodwill was not allocated but managed at the Company level, as the Company contains only one reporting unit. During the fourth quarter of fiscal 2009, the Company experienced a significant and continued decline in the market value of its common stock, which resulted in the Company’s market capitalization falling below its net book value. In addition, the Company performed its annual review of goodwill in the fourth quarter of fiscal 2009. As a result of the assessment, the Company determined that its net book value exceeded the implied fair value; therefore, the Company recorded an impairment charge of $16.9 million in fiscal 2009 to write-off the entire goodwill balance. This impairment charge was recorded within “Goodwill impairment” in the Consolidated Statements of Operations.

Intangible Assets, Net

The components of intangible assets, net, at March 31, 2010 and 2009 were as follows:

	March 31, 2010			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$34,348	$(21,501)	$12,847	$34,348	$(17,742)	$16,606
Customer relationships	4,233	(2,391)	1,842	4,233	(1,091)	3,142
Trade names	674	(674)	—	674	(674)	—
Backlog	340	(340)	—	340	(340)	—

Subtotal	39,595	(24,906)	14,689	39,595	(19,847)	19,748

Intellectual property assets and warrants	26,992	(26,992)	—	26,992	(26,992)	—
Software license	1,755	(415)	1,340	—	—	—

Intangible assets, net	$68,342	$(52,313)	$16,029	$66,587	$(46,839)	$19,748

In July 2009, the Company entered into a software license agreement with Synopsys, Inc. for $1.8 million, of which $0.7 million was paid in fiscal 2010 and the remaining $1.1 million will be paid through March 2011. The amortization of the software license agreement is being recorded in “Research and development” over an estimated useful life of three years reflecting the pattern in which economic benefits of the assets are realized.

Amortization of intangible assets, net was $5.5 million, $3.3 million and $4.2 million in fiscal years 2010, 2009 and 2008, respectively.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets, Net (Continued)

The Company performed its regular review of long-lived assets and determined that an indicator was present in fiscal 2008 in which the carrying value was not recoverable. The Company measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $2.2 million in fiscal 2008 to write-off the intangible assets related to the Elipsan acquisition due to a revision in the Company’s forecasts that resulted in expected negative long-term cash flows for these assets for the first time, which was recorded within “Other gains, net” in the Consolidated Statements of Operations. The estimation of the impairment involved numerous assumptions that require judgment by the Company, including, but not limited to, future use of the assets for the Company’s operations versus sale or disposal of the assets and future selling prices for the Company’s products.

In December 2009, the Company announced that it initiated a process to pursue the potential sale or disposition of certain of its assets or business operations. As a result of this announcement, the Company evaluated its long-lived assets to determine whether the carrying value would be recoverable in the third quarter of fiscal 2010. As the Company continued through this sale process on certain of its assets or business operations in the fourth quarter of fiscal 2010, the Company reevaluated the recoverability of its long-lived assets’ carrying value at March 31, 2010. Based on the Company’s analysis, its long-lived assets were not considered impaired in either the third or fourth quarters of fiscal 2010 as the sum of the expected undiscounted future cash flows exceeded the carrying value of its long-lived assets of $27.4 million at March 31, 2010. The sum of the expected undiscounted future cash flows was weighted to take into consideration the possible outcomes of whether the long-lived assets, which were considered as one asset group based on the lowest level of independent cash flows generated, would be retained and utilized as opposed to sold or disposed.

The annual amortization expense of the intangible assets, net, that existed as of March 31, 2010, is expected to be as follows:

Estimated Amortization Expense
(in thousands)
Fiscal years:
2011	$5,645
2012	4,887
2013	3,931
2014	1,566

Total	$16,029

Subsequent to the Company’s fiscal year-end, with entering into an Asset Purchase Agreement with PMC-Sierra with respect to the PMC Transaction and the Company’s intent to either continue to pursue the sale of the Aristos products or wind down the sale or dispose of its Aristos products within the next six months, or by September 2010, as well as the Company’s consideration of the disposition or redeployment of its remaining non-core patents and real estate assets, the Company is expected to change the remaining useful life of its intangible assets of $16.0 million related to the Aristos products, which in turn, the Company expects to change the amount amortized prospectively during each reporting period. However, if the PMC Transaction is not consummated, the Company may not be able to realize its expected undiscounted future cash flows based on foreseen negative market perceptions. This may lead the Company to exit or divest in some additional or all of our current operations to focus on new opportunities. As a result, the Company will continue to reevaluate and reassess whether the Company may be required to record impairment charges for its long-lived assets in future periods.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. 3/4% Notes

In December 2003, the Company issued $225.0 million in aggregate principal amount of 3/4% Notes. The issuance costs associated with the 3/4% Notes totaled $6.8 million, which was amortized to interest expense over five years, and the net proceeds to the Company from the offering of the 3/4% Notes were $218.2 million. The Company pays cash interest at an annual rate of 3/4% of the principal amount at issuance, payable semi-annually on June 22 and December 22 of each year. The 3/4% Notes are subordinated to all existing and future senior indebtedness of the Company. The Company did not apply the accounting standard issued in May 2008 by the FASB with regards to applying a nonconvertible debt borrowing rate on its 3/4% Notes in fiscal 2010, as its 3/4% Notes may not be settled in cash or other assets upon conversion. As a result, this accounting standard, which was effective for the Company beginning with its fiscal 2010, had no impact on its Consolidated Financial Statements.

The 3/4% Notes are convertible at the option of the holders into shares of the Company’s common stock, par value $0.001 per share, only under the following circumstances: (1) prior to December 22, 2021, on any date during a fiscal quarter if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price of the 3/4% Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, (2) on or after December 22, 2021, if the closing sale price of the Company’s common stock was more than 120% of the then current conversion price of the 3/4% Notes, (3) if the Company elects to redeem the 3/4% Notes, (4) upon the occurrence of specified corporate transactions or significant distributions to holders of the Company’s common stock occur or (5) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the 3/4% Notes was less than 98% of the average of the sale price of the Company’s common stock during such five-day trading period multiplied by the 3/4% Notes then current conversion rate. Subject to the above conditions, each $1,000 principal amount of 3/4% Notes is convertible into approximately 85.4409 shares of the Company’s common stock (equivalent to an initial conversion price of approximately $11.704 per share of common stock).

In fiscal 2009, the Company repurchased a total of $191.0 million in principal amount of its 3/4% Notes on the open market for an aggregate price of $188.9 million, resulting in a gain on extinguishment of debt of $1.7 million (net of unamortized debt issuance costs of $0.4 million), which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations. In addition, the majority of the remaining holders of the 3/4% Notes exercised their put option in December 2008 and January 2009, which required the Company to purchase its 3/4% Notes at a price equal to 100.25% of the principal of the 3/4% Notes, resulting in the redemption of the 3/4% Notes for an aggregate cost of $34.0 million, plus accrued and unpaid interest. In fiscal 2010, the Company repurchased a total of $0.1 million at a price equal to 100% of the principal amount of the 3/4% Notes. At March 31, 2010, the Company had a remaining liability of $0.3 million of aggregate principal amount related to its 3/4% Notes. Each remaining holder of the 3/4% Notes may require the Company to purchase all or a portion of its 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and the Company may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. The Company may seek to make open market repurchases of the remaining balance of its 3/4% Notes within the next twelve months.

Convertible Bond Hedge and Warrant

Concurrent with the issuance of the 3/4% Notes, the Company entered into a convertible bond hedge transaction with an affiliate of one of the initial purchasers of the 3/4% Notes. Under the convertible bond hedge arrangement, the counterparty agreed to sell to the Company up to 19.2 million shares of the Company’s

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8. 3/4% Notes (Continued)

common stock at a price of $11.704 per share. The convertible bond hedge transaction cost of $64.1 million was accounted for as an equity transaction. The Company did not receive net shares or cash from the convertible bond hedge as this instrument had no value and expired in December 2008.

In fiscal 2004, in conjunction with the issuance of the 3/4% Notes, the Company received $30.4 million from the issuance to an affiliate of one of the initial purchasers of the 3/4% Notes of a warrant to purchase up to 19.2 million shares of the Company’s common stock at an exercise price of $18.56 per share. The warrant was valued using the Black-Scholes valuation model using a volatility rate of 42%, risk-free interest rate of 3.6% and an expected life of 5 years. The value of the warrant of $30.4 million was classified as equity. The warrant expired unexercised in December 2008.

Note 9. Employee Stock and Other Benefit Plans

Subsequent to the Company’s fiscal year-end, as a result of the signing of the Asset Purchase Agreement with PMC-Sierra related to the PMC Transaction, the Compensation Committee of the Board of Directors agreed to modify and accelerate substantially all employee unvested stock-based awards and anticipates paying cash bonuses of up to $3.0 million, the majority of which are contingent upon the consummation of the PMC Transaction (and none of which affect the Company’s current Interim President and CEO). This was done partially in recognition that the Company will not pay any annual incentive awards for fiscal 2011. The Company cannot quantify the impact of the modification of stock-based compensation expense to its Consolidated Statements of Operations at this time. The Company also expects the future activity related to its stock benefit plans to be minimal and that the remaining unamortized stock-based compensation expense and the weighted-average period in which its stock-based awards are recognized will be negligible upon the consummation of the PMC Transaction due to the recognition of this expense upon consummation.

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

Equity Incentive Plans, including the 2004 Equity Incentive Plan, the 2000 Non-statutory Stock Option Plan, 1999 Stock Plan and 1990 Stock Plan:    In August 2004, the Company’s Board of Directors and its stockholders approved the Company’s 2004 Equity Incentive Plan and reserved for issuance thereunder 10,000,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 2000 Non-statutory Stock Option Plan, 1999 Stock Plan and 1990 Stock Plan. The 2004 Equity Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock, stock awards, restricted stock units and stock appreciation rights to employees, employee directors and consultants. Stock options are subject to terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. For new hires, 25% of the shares subject to stock options generally vest and become exercisable one year from the date of grant and the balance of the shares then vest quarterly thereafter for the next three years. Stock options expire seven years from the date of grant. The Company’s stockholders approved the amendment and restatement of its 2004 Equity Incentive Plan at the 2008 Annual Meeting of Stockholders. Amendments to the 2004 Equity Incentive Plan included (1) reducing the number of shares available for grant to 14,500,000; however, the reserve will be proportionately reduced if the Company’s Board of Directors chooses to effect a reverse stock split based on certain exchange ratios approved by the Company’s stockholders;

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

(2) removing the 5,000,000 share limitation with respect to stock-based awards granted at less than fair market value; (3) revising the categories of performance-related goals that may be applicable to stock-based awards granted under the plan; (4) removing the “single trigger” acceleration of vesting upon a change in control; and (5) modifying the definition of incumbent directors with respect to the definition of a change of control. As of March 31, 2010, the Company had an aggregate of 20.1 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 6.2 million shares were subject to outstanding options and other stock awards, and 13.9 million shares were available for future grants of options and other stock awards.

Director Stock Option Plans, including the 2006 Director Stock Option Plan, 2000 Director Stock Option Plan and 1990 Directors’ Stock Option Plan:    In September 2006, the Company’s Board of Directors and its stockholders approved the Company’s 2006 Director Plan and reserved for issuance thereunder 1,200,000 shares of the Company’s common stock plus shares reserved but not issued under the Company’s 2000 Director Stock Option Plan and the 1990 Directors’ Stock Option Plan. The 2006 Director Plan provides for the granting of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to non-employee directors. Although grants made under the 2006 Director Plan are discretionary, the Company’s compensation program practice was as follows for fiscal 2010: (1) each non-employee director received an option to purchase 12,500 shares of the Company’s common stock each year, with such option vesting quarterly over one year and, (2) each non-employee directors received 12,500 shares of restricted stock each year, which will fully vest one year after the date of grant. However, both the option to purchase 12,500 shares of the Company’s common stock and 12,500 shares of restricted stock will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. In addition, in fiscal 2010, the Company’s Board of Directors modified the vesting terms for all grants made prior to fiscal 2010 such that the options to purchase the Company’s stock and shares of restricted stock will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. As of March 31, 2010, the Company had an aggregate of 2.0 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.4 million shares were subject to outstanding options and other stock awards, and 1.6 million shares were available for future grants.

Assumed Stock Option Plans:    The Company has assumed the stock option plans and the outstanding stock options of certain acquired companies, including Snap Appliance, Inc. in fiscal 2005 and Eurologic Systems Group Limited (“Eurologic”) in fiscal 2004. No further options may be granted under these assumed plans. However, options that were outstanding under these plans will continue to be governed by their existing terms and may be exercised for shares of the Company’s common stock at any time prior to the expiration of the option term. As of March 31, 2010, the Company had minimal shares of common stock reserved that are subject to outstanding options under these assumed plans.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

Stock Benefit Plans Activities

Equity Incentive Plans:    A summary of option activity under all of the Company’s equity incentive plans as of March 31, 2010 and changes during fiscal years 2008, 2009 and 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2007	12,992	$7.11
Granted	544	$3.51
Exercised	(605)	$3.29
Forfeited	(901)	$5.05
Expired	(3,051)	$9.10

Outstanding at March 31, 2008	8,979	$6.67
Granted	1,293	$3.45
Exercised	(498)	$3.36
Forfeited	(792)	$4.78
Expired	(3,610)	$8.58

Outstanding at March 31, 2009	5,372	$5.21
Granted	1,584	$2.87
Exercised	(182)	$2.46
Forfeited	(515)	$3.08
Expired	(1,377)	$7.78

Outstanding at March 31, 2010	4,882	$4.05	3.86	$594

Options vested and expected to vest at March 31, 2010	4,655	$4.10	3.74	$512

Options exercisable at
March 31, 2008	7,118	$7.25

March 31, 2009	3,763	$5.90

March 31, 2010	3,844	$4.34	3.19	$252

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on The NASDAQ Global Market and the exercise price of the underlying awards for the 1.5 million shares subject to options that were in-the-money at March 31, 2010. During fiscal years 2010 and 2009, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was $0.3 million for each period, determined as of the date of option exercise. During fiscal 2008, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans was minimal. The following table summarizes information about the Company’s options outstanding and exercisable equity incentive plans as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in thousands, except exercise price and contractual life)
$2.41 - $2.84	153	7.46	$2.74	71	$2.84
$2.86 - $2.86	1,041	6.34	$2.86	410	$2.86
$2.87 - $3.30	515	6.41	$3.11	324	$3.11
$3.45 - $3.45	770	0.47	$3.45	770	$3.45
$3.48 - $3.78	855	4.24	$3.69	747	$3.70
$3.81 - $4.24	744	3.00	$4.08	718	$4.09
$4.28 - $9.31	655	2.16	$6.17	655	$6.17
$9.36 - $21.12	149	0.96	$12.71	149	$12.71

$2.41 - $21.12	4,882	3.86	$4.05	3,844	$4.34

As of March 31, 2010, the total unamortized stock-based compensation expense related to non-vested stock options, net of estimated forfeitures, was $1.1 million, and this expense is expected to be recognized over a remaining weighted-average period of 2.09 years.

Restricted Stock:    Restricted stock awards and restricted stock units (collectively, “restricted stock”) have been granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The Company’s right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of March 31, 2010, there were 0.9 million shares of service-based restricted stock awards and 0.8 million shares of restricted stock units outstanding, all of which are subject to forfeiture if employment terminates prior to the release of restrictions, exclusive of certain change of control provisions. Under the 2004 Equity Incentive Plan, restrictions generally lapse in one of the following ways: (1) 50% one year from the date of grant and the remainder on the second anniversary of the grant date; (2) 100% one year from the date of grant; (3) 33–1/3% one year from the date of grant and the remainder on the second anniversary of the grant date; (4) 66–2/3% one year from the date of grant and the remainder on the second anniversary of the grant date or (5) upon meeting certain performance criteria after being evaluated over a specified period from the date of grant. Under the 2006 Director Plan, restrictions generally lapse one year from the date of grant for non-employee directors; however, restricted stock will vest immediately if the relationship between the Company and the non-employee director ceases for any reason. The cost of restricted stock, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse; except for those

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

restricted stock units that would vest over a specified period based upon meeting certain performance criteria from the date of grant, which would then be evaluated on a quarterly basis. Under the 2004 Equity Incentive Plan, the specified period for restricted stock units with performance-based vesting generally ranges from 18 months to 36 months. Of the 0.8 million shares of restricted stock units outstanding at March 31, 2010, 0.7 million represented restricted stock units with performance-based vesting. The Company assessed the probability of these performance criteria being achieved at March 31, 2010 and 2009 and determined its probability was remote. Therefore, the Company did not record any stock-based compensation expense associated with these restricted stock units with performance-based vesting in fiscal years 2010 and 2009.

A summary of activity for restricted stock as of March 31, 2010 and changes during fiscal years 2010, 2009 and 2008 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except weighted average grant-date fair value)
Non-vested stock at March 31, 2007	1,179	$4.37
Awarded	1,949	$3.47
Vested	(544)	$4.37
Forfeited	(599)	$3.88

Non-vested stock at March 31, 2008	1,985	$3.64
Awarded	2,146	$3.46
Vested	(1,105)	$3.68
Forfeited	(845)	$3.66

Non-vested stock at March 31, 2009	2,181	$3.43
Awarded	1,811	$2.85
Vested	(1,258)	$3.64
Forfeited	(1,016)	$2.86

Non-vested stock at March 31, 2010	1,718	$3.01

All restricted stock was awarded at the par value of $0.001 per share. As of March 31, 2010, the total unrecognized compensation expense related to non-vested restricted stock that is expected to vest, net of estimated forfeitures, which is inclusive of the restricted stock units with performance-based vesting discussed above, was $2.8 million, and this expense is expected to be recognized over a remaining weighted-average period of 1.75 years.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

Stock-Based Compensation

Stock-based compensation expense included in the Consolidated Statements of Operations for fiscal years 2010, 2009 and 2008 were as follows:

	Years Ended March 31,
	2010(2)	2009	2008
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenues	$441	$382	$380
Research and development	1,567	252	2,205
Selling, marketing and administrative	3,808	2,525	3,414

Stock-based compensation expense effect on loss from continuing operations, net of taxes(1)	$5,816	$3,159	$5,999

Stock-based compensation expense by type of award:
Stock options	$2,098	$1,104	$2,092
Restricted stock awards and restricted stock units	3,718	2,055	4,253
Employee stock purchase plan(3)	—	—	(346)

Stock-based compensation expense effect on loss from continuing operations, net of taxes(1)	$5,816	$3,159	$5,999

(1)	The total stock-based compensation, net of taxes, recorded on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for fiscal years 2009 and 2008 differs from the Consolidated Statements of Stockholders’ Equity as the Consolidated Statements of Stockholders’ Equity includes both continuing and discontinued operations.

(2)	In fiscal 2010, the Company’s Consolidated Statements of Operations included additional compensation expense of $1.6 million relating to accelerated vesting of certain options and shares of restricted stock or extending the period to exercise stock options after termination. Of this amount, $1.0 million was attributable to options and $0.6 million was attributable to restricted stock. Of the $1.6 million additional compensation expense recorded in fiscal 2010, $0.9 million related to the modification of stock-based awards in connection with the Separation Agreement of Subramanian Sundaresh, the former CEO.

(3)	The Company recorded a credit to the Consolidated Statements of Operations for the Company’s 1986 Employee Stock Purchase Plan in fiscal 2008 based on (a) actual purchases that occurred on August 14, 2007 and February 14, 2008 and (b) the fact that no new offering period exists, as the Company’s 1986 Employee Stock Purchase Plan expired in April 2006.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its United States operations. For fiscal years 2010, 2009 and 2008, there was no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there was no stock-based compensation costs capitalized as part of an asset in fiscal years 2010, 2009 and 2008 as the amounts were not material.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected term, and expected dividends.

The Company’s policy is to estimate the volatility of its stock using historical volatility, as well as the implied volatility in market-traded options on its common stock. Given the lack of market data since April 1, 2006 relating to traded options in the Company’s common stock, only historical volatility has been used in the Company’s stock-based fair value calculations. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

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

The fair value of the Company’s outstanding stock options and other stock-based awards granted in fiscal years 2010, 2009 and 2008, was estimated using the following weighted-average assumptions:

	Years Ended March 31,
	2010(1)	2009	2008
Equity Incentive Plans:
Expected life (in years)	4.0	4.4	4.3
Risk-free interest rates	2.2%	2.7%	3.7%
Expected volatility	49%	38%	38%
Dividend yield	—	—	—
Weighted average fair value
Stock options	$1.16	$1.21	$1.48
Restricted stock	$2.86	$3.46	$3.47

(1)	The stock option granted in fiscal 2010 were made primarily during the first half of fiscal 2010, which was prior to the announcement of the Company pursuing a potential sale or disposition of certain of its assets or business operations. As a result, the expected term reflects the weighted-average period that the stock options were expected to remain outstanding, which was determined at the time of grant.

There are significant variations among allowable valuation models, and there is a possibility that the Company may adopt a different valuation model or refine the inputs and assumptions under its current valuation model in the future resulting in a lack of consistency in future periods. The Company’s current or future valuation model and the inputs and assumptions it makes may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Employee Stock and Other Benefit Plans (Continued)

Other Benefit Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible U.S. employees. The 401(k) allows participants to defer between 3% and 25% of their annual compensation for fiscal years 2008 and 2009 on a pre-tax basis and defer between 3% and 75% of their annual compensation for fiscal 2010 on a pre-tax basis, where were all subject to the statutory limits prescribed by the Internal Revenue Code. The Company matched employee contributions at a one to one ratio, with a maximum contribution of $2,000 per year per eligible employee. Effective January 1, 2008, the Company matches at a 50% rate for each dollar contributed by each eligible employee on their first $6,000 contributed during the calendar year. The Company may make additional variable matching contributions to eligible employees based on the Company’s performance. The matching contributions made by the Company are immediately vested. During fiscal years 2010, 2009 and 2008, the Company’s contributions to the 401(k) plan were $0.4 million, $0.5 million and $0.5 million, respectively. The Company also maintains other benefit plans for its non-U.S. employees in which the Company contributed $0.2 million, $0.3 million and $0.4 million in fiscal years 2010, 2009 and 2008.

Common Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $40 million of the Company’s common stock. During fiscal 2010, the Company purchased approximately 0.7 million shares of its common stock at an average price of $2.46 for an aggregate purchase price of $1.7 million, excluding brokerage commissions. During fiscal 2009, the Company purchased approximately 1.0 million shares of its common stock at an average price of $2.29 for an aggregate purchase price of $2.4 million, excluding brokerage commissions. The Company has accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of March 31, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Note 10. Commitments and Contingencies

Operating Lease Obligations

The Company leases certain office facilities, vehicles, and equipment under operating lease agreements that expire at various dates through fiscal 2014. As of March 31, 2010, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

	Future Minimum Lease Payments	Future Sublease Income
	(in thousands)
2011	$2,329	$1,426
2012	913	797
2013	107	91
2014	94	—
2015 and thereafter	—	—

Total	$3,443	$2,314

Net rent expense was approximately $1.0 million, $1.5 million and $3.6 million during fiscal years 2010, 2009 and 2008, respectively.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Commitments and Contingencies (Continued)

As part of the PMC Transaction , PMC-Sierra has agreed to assume the obligations for certain of the Company’s leased facilities, primarily related to its international sites, if the transaction is consummated.

Purchase Obligations

Purchase obligations relate to the Company’s contractual commitments to purchase goods or services. At March 31, 2010, the Company’s purchase obligations aggregated $12.4 million, which was based on the Company’s current needs and the Company’s expectations that its vendors will fulfill these orders in fiscal 2011.

In July 2008, the Company entered into a three-year strategic development agreement with HCL Technologies Limited, (“HCL”), to provide product development and engineering services for its product portfolio. Under the terms of the agreement, HCL agreed to employ certain of the Company’s former engineering employees, who will work exclusively on the Company’s engineering projects. In connection with this agreement, the Company incurred costs of $2.4 million and $1.7 million in fiscal years 2010 and 2009, respectively, and has recorded these amounts within “Research and development expense” in the Consolidated Statements of Operations. The Company has committed to make additional payments up to $2.9 million through fiscal 2012, of which $2.1 million is expected to be due in fiscal 2011 and the remaining $0.8 million is expected to be due in fiscal 2012. However, this agreement will be transferred to PMC-Sierra assuming the PMC Transaction is consummated.

Legal Proceedings

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

In connection with the Company’s acquisitions of Aristos and Eurologic, a portion of the respective purchase prices and other future payments totaling $4.3 million and $3.8 million, respectively, were held back (the “Holdbacks”) to secure potential indemnification obligations of Aristos and Eurologic stockholders for unknown liabilities that may have existed as of each acquisition date. The Aristos Holdback of $4.3 million was paid in full in fiscal 2010. In fiscal 2009, the Company resolved the remaining disputed, outstanding claims against the Eurologic Holdback, by entering into a deed of indemnity and a written settlement agreement with the representative of the Eurologic stockholders, which resulted in an additional payment of $1.3 million. The Company’s initial payment of $2.3 million to the Eurologic stockholders was recorded in fiscal 2005. The remaining Eurologic Holdback balance of $0.2 million was retained by the Company and was recognized as a gain in fiscal 2009 in “Loss from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Risks and Uncertainties

In December 2009, the Company announced that it initiated a process to pursue the potential sale or disposition of certain of its assets or business operations. On May 8, 2010, subsequent to its fiscal year-end, the Company entered into an agreement relating to the PMC Transaction and the Company anticipates that the PMC Transaction will be consummated in June 2010. Whether or not the PMC Transaction is consummated, the Company’s revenues may be negatively impacted during the pre-closing period as it creates uncertainty in the marketplace for the Company’s existing customers or end-users, who may be less likely to place orders as a

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Commitments and Contingencies (Continued)

result of this uncertainty. If the Company consummates the PMC Transaction, it may incur significant charges in the future, which charges include, but are not limited to, increased amortization or depreciation of its long-lived assets due to potential changes to the expected remaining useful lives, potential impairment of its long-lived assets, restructuring charges, acceleration of compensation expense related to unvested stock-based awards, potential cash bonus payments and potential accelerated payments of certain of its contractual obligation, which may impact its results of operations and financial condition. The aggregate of these amounts cannot be quantified at this time. However, further subsequent event disclosures related to expected changes to the remaining useful lives of our long-lived assets, stock-based activity and associated compensation expense, and restructuring charges are discussed in Note 7, 9 and 11, respectively, to the Consolidated Financial Statements. The Company also recorded certain compensation costs of $1.1 million within “Accrued liabilities” on its Consolidated Balance Sheets at March 31, 2010, related to the expected payments based on the probability that specified objectives will be achieved, including objectives related to the potential sale or other disposition of certain of its assets and business operations based on a consulting service agreement that the Company entered into with Subramanian Sundaresh, the Company’s former CEO, and other contractual arrangements with certain members of management and executive officers.

Note 11. Restructuring Charges

Subsequent to the Company’s fiscal year-end, the Company approved a restructuring plan to reduce its operating expenses. The Company expects to complete its actions by December 2010, which is primarily contingent upon the consummation of the PMC Transaction, including the expected transition services the Company is required to provide to PMC-Sierra. The restructuring charges to be incurred will primarily result in cash expenditures related to severance and related benefits, and to a lesser extent, exiting certain operating facilities and disposing excess assets. In an effort to continue saving operational costs s, the Company notified certain of its engineering employees and provided them one-time severance benefits of approximately $1.8 million, which is expected to be recorded in the first quarter of fiscal 2011, as the Company intends to outsource its ASIC and silicon needs. The Company cannot quantify the remaining impact of this restructuring plan to its Consolidated Statements of Operations at this time as the remaining restructuring actions are contingent upon the consummation of the PMC Transaction.

The Company implemented several restructuring plans during fiscal years 2010, 2009 and 2008 and recorded restructuring charges of $1.6 million, $6.1 million and $6.3 million, respectively. The goal of these plans was to bring its operational expenses to appropriate levels relative to its net revenues, while simultaneously implementing extensive company-wide expense-control programs.

The restructuring charges of $1.6 million recorded in fiscal 2010 primarily related to the restructuring plan implemented during the fiscal year with minimal adjustments related to prior fiscal years’ restructuring plans. Of the $6.1 million recorded in fiscal 2009, $5.9 million related to restructuring charges for plans implemented in fiscal 2009 and $0.2 million related to adjustments made for prior fiscal years’ restructuring plans due to additional lease costs for facilities it had previously consolidated. Of the $6.3 million recorded in fiscal 2008, $6.7 million related to restructuring charges for plans implemented in fiscal 2008 and $(0.4) million related to adjustments made for prior fiscal years’ restructuring plans due to actual results being lower than anticipated. All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Consolidated Statements of Operations and are managed at the corporate level. The restructuring plans are discussed in detail below.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Restructuring Charges (Continued)

Fiscal 2010 Restructuring Plan

In the third quarter of fiscal 2010, the Company committed to a new restructuring plan to better align its operating costs with the continued decline in its net revenues, resulting in a restructuring charge of $1.6 million in fiscal 2010. The Company reduced its workforce primarily in the general administrative functions and provided severance and related benefits of $1.4 million. The Company also consolidated its facilities further and incurred a net estimated loss of $0.2 million for vacating the premises.

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plan implemented in fiscal year 2010:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Charges for Fiscal 2010 Restructuring Plans	$1,435	$220	$1,655
Cash paid	(1,355)	(124)	(1,479)

Accrual balance at March 31, 2010	80	96	176

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $0.1 million at March 31, 2010 will be substantially paid out by the end of the first quarter of fiscal 2011, while the remaining restructuring other charges of $0.1 million, relating primarily to leases obligations, will be paid out through the third quarter of fiscal 2011, which was reflected in “Accrued and other liabilities” in the Consolidated Balance Sheets.

Fiscal 2009 Restructuring Plans

In the first quarter of fiscal 2009, the Company approved and initiated a restructuring plan to (1) reduce its operating expenses due to a declining revenue base, (2) streamline its operations and (3) better align its resources with its strategic business objectives, resulting in a restructuring charge of $3.8 million in fiscal 2009. This restructuring plan included workforce reductions in all functions of the organization worldwide and consolidation of its facilities, which resulted in restructuring charges of $3.0 million and $0.8 million, respectively. Of the $3.8 million recorded in fiscal 2009 related to this restructuring plan, $0.3 million was recorded in the fourth quarter of fiscal 2009, related to accrual adjustments for the additional estimated loss on the Company’s facilities and disposing of duplicative assets.

In the third quarter of fiscal 2009, the Company initiated additional actions to reduce expenses as its business began to be impacted by the deterioration of macroeconomic conditions, resulting in a restructuring charge of $2.1 million in fiscal 2009 related to severance and benefits for employee reductions primarily in sales, marketing and administrative functions.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Restructuring Charges (Continued)

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plans implemented in fiscal year 2009:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Charges for Fiscal 2009 Restructuring Plans	$5,186	$354	$5,540
Accrual adjustments	(54)	395	341
Non-cash utilization	—	(124)	(124)
Cash paid	(4,046)	(455)	(4,501)

Accrual balance at March 31, 2009	1,086	170	1,256
Accrual adjustments	(16)	—	(16)
Cash paid	(1,070)	(157)	(1,227)

Accrual balance at March 31, 2010	$—	$13	$13

The Company anticipates that the remaining restructuring at March 31, 2010, relating primarily to leases obligations, will be paid out through the first quarter of fiscal 2011, which was reflected in “Accrued and other liabilities” in the Consolidated Balance Sheets.

Fiscal 2008 Restructuring Plans

In the first quarter of fiscal 2008, the Company approved and initiated a plan to restructure its operations to reduce the Company’s operating expenses due to a declining revenue base by eliminating duplicative resources in all functions of the organization worldwide, resulting in a restructuring charge of $1.5 million related to severance and benefits for employee reductions. In the second quarter of fiscal 2008, the Company initiated additional actions in an effort to better align its cost structure with its anticipated OEM revenue stream and to improve the Company’s results of operations and cash flows, resulting in a restructuring charge of $5.2 million in fiscal 2008. This restructuring plan included workforce reductions and consolidation of its facilities, which resulted in restructuring charges of $3.9 million and $1.3 million, respectively. During fiscal 2009, the Company recorded adjustments to the fiscal 2008 restructuring plan accrual of $0.2 million related to the additional estimated loss on the Company’s facilities.

The following table sets forth the activity in the accrued restructuring balances related to the restructuring plans implemented in fiscal year 2008:

	Severance And Benefits	Other Charges	Total
	(in thousands)
Charges for Fiscal 2008 Restructuring Plans	$5,375	$1,289	$6,664
Non-cash utilization	—	(151)	(151)
Cash paid	(5,354)	(210)	(5,564)

Accrual balance at March 31, 2008	21	928	949
Accrual adjustments	(14)	195	181
Cash paid	(7)	(721)	(728)

Accrual balance at March 31, 2009	—	402	402
Accrual adjustments	—	(14)	(14)
Cash paid	—	(378)	(378)

Accrual balance at March 31, 2010	$—	$10	$10

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Restructuring Charges (Continued)

The Company anticipates that the remaining restructuring accrual balance at March 31, 2010, relating to lease obligations, will be paid out through the first quarter of fiscal 2011, which was reflected in “Accrued and other liabilities” in the Consolidated Balance Sheets.

Previous Restructuring Plans

The Company’s management implemented several restructuring plans prior to fiscal 2008 to reduce expenses, streamline operations, improve operating efficiencies and simplify its infrastructure, which included employee reductions and consolidation of facilities. The Company has substantially completed its execution of these plans prior to fiscal 2008. Any residual accrual balances after fiscal 2008 primarily related to the estimated loss on facilities that the Company subleased in California through April 2008, the end of the lease terms. The estimated loss represented the estimated future obligations for the non-cancelable lease payments, net of the estimated future sublease income. During fiscal years 2009 and 2008, the Company recorded adjustments to these plans for $(0.2) million and $(0.4) million, respectively. As of March 31, 2009, the Company had utilized all of the charges and the plans are now complete.

Previous Acquisition-Related Restructuring

In fiscal 2006, in connection with one of its previous acquisitions, the Company finalized its plan to integrate the acquired company’s operations to eliminate certain duplicative resources, including severance and related benefits in connection with the involuntary termination of employees, exiting duplicative facilities and disposing of duplicative assets. This plan was initially included in the purchase price allocation of the acquired company. The severance and related benefits was paid by fiscal 2007. The remaining liability related to long-term lease obligations, in which the lease term ends in October 2011. Any further changes to the Company’s finalized plan will be recorded in “Restructuring charges” in the Consolidated Statements of Operations. In fiscal 2009, the Company recorded adjustments of $0.2 million, due to additional estimated loss on these facilities that the Company subleased.

The following table sets forth the activity in the accrued restructuring balance related to its previous acquisition-related restructuring plan for fiscal 2010, 2009 and 2008:

Other Charges
(in thousands)
Accrual balance at March 31, 2007	$2,121
Cash paid	(385)

Accrual balance at March 31, 2008	1,736
Accrual adjustments	214
Cash paid	(719)

Accrual balance at March 31, 2009	1,231
Accrual adjustments	(17)
Cash paid	(630)

Accrual balance at March 31, 2010	$584

The Company anticipates that the remaining restructuring balance of $0.6 million at March 31, 2010, related to long- term lease obligations, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance of $0.6 million, $0.4 million was reflected in “Accrued and other liabilities” and $0.2 million was reflected in “Other long-term liabilities” in the Consolidated Balance Sheets.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Other Gains, Net

In fiscal 2007, the Company decided to consolidate its properties in Milpitas, California to better align its business needs with existing operations and to provide more efficient use of its facilities. In May 2007, the Company completed the sale of certain of these properties that were previously classified as held for sale, with proceeds aggregating $19.9 million, exceeding its carrying value of $12.5 million. Net of selling costs, the Company recorded a gain of $6.7 million on the sale of the properties in fiscal 2008 within “Other gains, net” in the Consolidated Statements of Operations.

In fiscal 2008, the Company also recorded an impairment charge of $2.2 million to write-off intangible assets related to the Elipsan acquisition due to a revision in its forecasts that resulted in expected negative long-term cash flows for the first time and recorded a charge of $0.8 million related to costs incurred to evaluate strategic options. These charges were recorded within “Other gains, net” in the Consolidated Statements of Operations.

Note 13. Interest and Other Income, Net

The components of interest and other income, net, for all periods presented were as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Interest income	$8,496	$16,932	$28,662
Gain on sale of marketable equity securities	—	2,255	—
Gain on sale of investments	440	—	—
Gain on settlement of class action suit	944	—	—
Gain on extinguishment of debt, net	—	1,643	—
Realized currency transaction gains (losses)	399	(789)	2,550
Other	182	967	123

Interest and other income, net	$10,461	$21,008	$31,335

In fiscal 2010, the Company received $0.9 million from Micron Technology, Inc. as part of a class action settlement regarding DRAM antitrust matters and recorded a gain of $0.4 million from the sale of an investment in a non-controlling interest of a non-public company.

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

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Income Taxes

The components of loss from continuing operations before benefit from (provision for) income taxes for all periods presented were as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Loss from continuing operations before income taxes:
Domestic	$(24,462)	$(14,394)	$953
Foreign	3,317	(2,187)	(6,300)

Total loss from continuing operations before income taxes	$(21,145)	$(16,581)	$(5,347)

The components of the benefit from (provision for) income taxes from continuing operations for all periods presented were as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Federal:
Current	$1,341	$344	$837
Deferred	—	—	—

	1,341	344	837

Foreign:
Current	162	744	(190)
Deferred	1,018	6	(1,001)

	1,180	750	(1,191)

State:
Current	(46)	1,511	329
Deferred	—	—	—

	(46)	1,511	329

Benefit from (provision for) income taxes	$2,475	$2,605	$(25)

The Company’s effective tax rate differed from the federal statutory tax rate for all periods presented as follows:

	Years Ended March 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.2)%	(0.6)%	(1.9)%
Foreign losses not benefited	(0.3)%	(18.7)%	(110.0)%
Changes in tax reserves	2.1%	20.2%	33.6%
OID Interest	—%	15.0%	60.2%
Change in valuation allowance	(25.2)%	(2.5)%	81.2%
Distributions from foreign subsidiaries	—%	—%	(72.3)%
Goodwill impairment charges	—%	(35.8)%	—%
Other permanent differences	0.3%	3.1%	(26.3)%

Effective income tax rate	11.7%	15.7%	(0.5)%

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Income Taxes (Continued)

In fiscal 2010, the Company’s tax benefit included discrete tax benefits of $1.3 million related to additional tax refunds that became available to the Company during fiscal 2010 due to the enactment of the Worker, Homeownership and Business Act of 2009, which allowed for an extension of the net operating loss carryback period from two to five years for United States federal tax purposes. The Company also recorded discrete tax benefits of $4.4 million in fiscal 2010 primarily due to reaching final settlement with the German Tax Authorities for fiscal years 2001 through 2004 and the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts. This was partially offset by discrete tax expense of $3.6 million in fiscal 2010 primarily due to the on-going audits in its foreign jurisdictions.

In fiscal 2009, the Company recorded a net tax benefit of $1.4 million, which included the reversal of previously accrued liabilities related to reaching final settlement with the Singapore Tax Authorities for fiscal years 1998 through 2000 and the lapsing of the statute of limitations on a pre-acquisition tax issue related to Eurologic. This was offset by changes in judgment related to on-going audits in its foreign jurisdictions and new foreign tax issues that were identified, which included its tax exposures that pre-date its acquisition of ICP vortex Computersysteme GmbH (“ICP vortex”), resulting in increases in the Company’s liabilities for uncertain tax positions. Changes to the liabilities for uncertain tax benefits related to the Eurologic and ICP vortex items were recorded as part of the tax provision as opposed to adjusting amounts to purchase accounting as no goodwill or related intangible assets existed at March 31, 2009, due to impairments or the full amortization of intangible assets in previous fiscal years. In fiscal 2009, the Company also recorded a favorable tax impact due from the state of California, including accrued and unpaid interest, of approximately $1.6 million due to notices received from the California Franchise Tax Board in January 2009 as a result of their review of the Company’s amended fiscal years 1994 through 2003 tax returns. These notices indicated that certain adjustments were to be made in conjunction with adjustments made on the Company’s amended Federal tax returns for those fiscal years, due to reaching resolutions with the United States taxing authorities on all outstanding audit issues, as further discussed below.

The Company has concluded its negotiations with the IRS taxing authorities with regard to its tax disputes for its fiscal years 1994 through 2006. In fiscal 2009, the IRS issued a No Change Report indicating no change to the Company’s tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions that the Company operates in continue to audit its tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether the Company will be required to make additional tax payments and believes that it has provided sufficient tax provisions for the tax exposures in its foreign jurisdictions.

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Income Taxes (Continued)

The significant components of the Company’s deferred tax assets and liabilities at March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Intangible assets	$26,790	$29,141
Net operating loss carryover	53,424	60,816
Research and development tax credits	29,440	28,003
Capitalized research and development	6,291	7,786
Compensatory and other accruals	9,847	8,603
Restructuring charges	265	1,145
Foreign tax credits	9,826	17,968
Deferred revenue	1,051	552
Inventory reserves	2,188	3,309
Uniform capitalization adjustment	561	787
Fixed assets accrual	1,456	1,463
Other, net	1,454	1,544

Gross deferred tax assets	142,593	161,117

Deferred tax liabilities:
Acquisition-related charges	(329)	(337)
Unremitted earnings	(59,144)	(78,908)
Fixed assets accrual	—	(2,327)
Unrealized loss on investments	(1,000)	(957)

Gross deferred tax liabilities	(60,473)	(82,529)

Valuation allowance	(81,218)	(75,948)

Net deferred tax assets	$902	$2,640

The significant components of the Company’s deferred tax assets and liabilities at March 31, 2010 and 2009 were classified on its Consolidated Balance Sheets as follows:

	March 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Other current assets	$5,089	$6,597
Other long-term assets	626	3,608

Total deferred tax assets	5,715	10,205

Deferred tax liabilities:
Other long-term liabilities	(4,813)	(7,565)

Total deferred tax liabilities	(4,813)	(7,565)

Net deferred tax assets	$902	$2,640

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Income Taxes (Continued)

The Company continues to provide U.S. deferred income taxes and foreign withholding taxes on our undistributed earnings. At March 31, 2010 and 2009, the Company recorded a deferred tax liability of $59.1 million and $78.9 million, respectively, related to the foreign undistributed earnings, which was offset by a reduction in the Company’s valuation allowance against its deferred tax assets.

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets on a jurisdiction by jurisdiction basis. At March 31, 2010 and 2009, the Company’s analysis of its deferred tax assets demonstrated that it was more likely than not that all of its net U.S. deferred tax assets will not be realized, resulting in a full valuation allowance for deferred tax assets of $81.2 million and $75.9 million, respectively. This resulted in an increase to the valuation allowance by $5.3 million and $31.4 million during the years ended March 31, 2010 and 2009, respectively. Factors that led to this conclusion included, but were not limited to, the Company’s past operating results, cumulative tax losses in the United States and uncertain future income on a jurisdiction by jurisdiction basis.

As of March 31, 2010, the Company had net operating loss carryforwards of $149.7 million for federal and $174.7 million for state purposes that expire in various years beginning in 2019 for federal and 2010 for state purposes. The Company had research and development credits of $30.1 million for federal purposes that expire in various years beginning in 2019 and credits of $17.5 million for state purposes that carry forward indefinitely until fully exhausted. The Company had foreign tax credits of $3.4 million that expire in various years beginning in 2010. Of the federal net operating loss carryforwards, $10.2 million were related to stock option deductions, the tax benefit of which will be credited to additional paid-in capital when realized.

Uncertainty in Income Taxes

The Company adopted the accounting guidance regarding uncertain tax positions at the beginning of fiscal 2008, resulting in a cumulative effect adjustment of $1.3 million as a reduction to the beginning balance of “Retained earnings” reflected on its Consolidated Statements of Stockholders’ Equity. The Company recognizes interest and/or penalties related to uncertain tax positions within “Benefit from (provision for) income taxes” in the Company’s Consolidated Statements of Operations. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued during fiscal years 2010, 2009 and 2008 was immaterial.

A reconciliation of the changes to the Company’s gross unrecognized tax benefits for fiscal years 2010 and 2009 was as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of period	$27,779	$21,510	$20,325
Tax positions related to current year:
Additions	430	1,534	1,209
Tax positions related to prior years:
Additions	423	6,854	2,019
Reductions	(271)	—	(904)
Settlements	(4,436)	(1,319)	(1,139)
Lapses in statutes of limitations	—	(800)	—

Balance at end of period	$23,925	$27,779	$21,510

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Income Taxes (Continued)

As of March 31, 2010, the Company’s total gross unrecognized tax benefits were $23.9 million, of which $4.4 million, if recognized, would affect the effective tax rate. There was an overall decrease of $3.9 million in the Company’s gross unrecognized tax benefits from fiscal 2009 to fiscal 2010 due to benefits from the Singapore and Germany audit settlements noted above, offset by changes in judgment related to foreign audits during fiscal 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions. As of March 31, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Note 15. Net Loss Per Share

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

A reconciliation of the numerator and denominator of the basic and diluted loss per share computations for continuing operations, discontinued operations and net loss were as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations, net of taxes—basic and diluted	$(18,670)	$(13,976)	$(5,372)
Income (loss) from discontinued operations, net of taxes—basic and diluted	1,236	3,786	(4,243)

Net loss—basic and diluted	$(17,434)	$(10,190)	$(9,615)

Denominator:
Weighted average shares outstanding—basic	119,196	119,767	118,613
Effect of dilutive securities:
Employee stock awards and other	—	—	—
3/4% Notes	—	—	—

Weighted average shares and potentially dilutive common shares outstanding—diluted	119,196	119,767	118,613

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.16)	$(0.12)	$(0.05)
Income (loss) from discontinued operations, net of taxes	$0.01	$0.03	$(0.04)
Net loss	$(0.15)	$(0.09)	$(0.08)

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 15. Net Loss Per Share (Continued)

Diluted loss per share for fiscal years 2010, 2009 and 2008 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during each of those periods was used to calculate both the basic and diluted earnings per share. The potential common shares excluded for fiscal years 2010, 2009 and 2008 were as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Outstanding stock options	5,557	6,881	11,262
Outstanding restricted stock	2,296	1,951	1,730
Warrants(1)	169	9,780	19,724
3/4% Notes	34	9,293	19,224

(1)	In connection with the issuance of its 3/4% Notes, the Company entered into a derivative financial instrument to repurchase up to 19,224,000 shares of its common stock, at the Company’s option, at specified prices in the future to mitigate any potential dilution as a result of the conversion of the 3/4% Notes. However, this warrant expired unexercised in December 2008. See Note 8 to the Consolidated Financial Statements for further details. In addition, in connection with agreements entered into with IBM, the Company issued IBM warrants to purchase 500,000 shares of the Company’s common stock, which expired unexercised in June and August 2009. See Note 16 to the Consolidated Financial Statements for further details.

Note 16. IBM Distribution Agreement

In August 2004, the Company entered into an agreement to sell external storage products to IBM. In connection with the agreement, the Company issued IBM a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $6.94 per share. The warrant has a term of five years from the date of issuance and was immediately exercisable; however, the warrant expired unexercised in August 2009. The warrant was valued at $1.0 million using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 4.0% and an estimated life of five years. The value of the warrant was fully expensed, as the economic benefits were not considered probable, at March 31, 2005.

In connection with the IBM i/p Series RAID acquisition in June 2004, the Company issued a warrant to IBM to purchase 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share. The warrant had a term of five years from the date of issuance and was immediately exercisable; however, the warrant expired unexercised in June 2009. The warrant was valued at $1.1 million, net of registration costs, using the Black-Scholes valuation model using a volatility rate of 62%, a risk-free interest rate of 3.9% and an estimated life of five years.

Note 17. Guarantees

Intellectual Property and Other Indemnification Obligations

The Company has entered into agreements with customers and suppliers that include intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17. Guarantees (Continued)

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

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in fiscal years 2010, 2009 and 2008.

A reconciliation of the changes to the Company’s warranty accrual for fiscal years 2010, 2009 and 2008 was as follows:

	Years ended March 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of period	$400	$741	$950
Warranties provided	624	930	2,389
Actual costs incurred	(714)	(1,117)	(2,598)
Warranty obligations transferred with discontinued operations	—	(154)	—

Balance at end of period	$310	$400	$741

Note 18. Related Party Transactions with Steel Partners LLC and Steel Partners II, L.P.

Warren G. Lichtenstein, Steel Partners, LLC and Steel Partners II, L.P. (collectively, “Steel Partners”) became a 5% stockholder of the Company in March 2007. Jack L. Howard, John J. Quicke and John Mutch were nominated for election at the 2007 Annual Meeting of Stockholders. At such time, both Mr. Howard and Mr. Quicke were deemed to be affiliates of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended; however, Mr. Mutch was not deemed to be an affiliate of Steel Partners at such time. Messrs. Howard, Quicke and Mutch continue to serve on the Company’s Board of Directors and Mr. Quicke currently serves as the Interim President and CEO of the Company. Each of the three directors, including the two directors who are deemed affiliates of Steel Partners, are compensated with equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. In addition, in fiscal 2010, the Company agreed to pay Mr. Quicke $30,000 per month, effective, January 4, 2010, in connection with his role as Interim President and CEO, in addition to the compensation he receives as a non-executive board

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 18. Related Party Transactions with Steel Partners LLC and Steel Partners II, L.P. (Continued)

member. As of March 31, 2010, Steel Partners beneficially owned approximately 19.5% of the Company’s common stock. In fiscal 2010, the Company reimbursed $0.7 million related to professional fees that Steel Partners II, L.P., Steel Partners Holdings L.P., Steel Partners LLC, Steel Partners II GP LLC, Warren Lichtenstein, Jack L. Howard, and John J. Quicke incurred with respect to the consent solicitation, which was recorded within “Selling, marketing and administrative expenses” in the Consolidated Statements of Operations.

Note 19. Segment, Geographic and Significant Customer Information

Segment Information

Since the sale of its Snap Server NAS business in June 2008, the Company has operated in one segment. The Company currently provides data protection storage products and currently sells a broad range of the Company’s storage technologies, including ASICs, board-level I/O and RAID controllers, and software. The Company sells these products directly to OEMs, ODMs that supply OEMs, system integrators, VARs and end users through its network of distribution and reseller channels. The Company considers all of its products to be similar in nature and function. The Company does not derive a significant amount of revenue from services or support.

Net revenues by countries based on the location of the selling entities for fiscal years 2010, 2009 and 2008, was as follows:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
United States	$73,682	$96,658	$50,852
Ireland	—	18,116	94,649

Net revenues	$73,682	$114,774	$145,501

Net property and equipment by countries based on the location of the assets at March 31, 2010 and 2009 was as follows:

	March 31,
	2010	2009
	(in thousands)
United States	$11,097	$11,517
European Countries	210	65
Pacific Rim Countries	46	82

Property and equipment, net	$11,353	$11,664

Significantly all other long-lived assets at March 31, 2010 and 2009 reside in the United States.

Note 20. Supplemental Disclosure of Cash Flows

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Interest paid	$4	$2,011	$3,556
Income taxes paid	2,493	720	3,879
Income tax refund received	7,617	1,082	16,214
Non-cash investing and financial activities:
Unrealized gains (losses) on available-for-sale securities	110	(600)	1,861

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 21. Comparative Quarterly Financial Data (unaudited)

The following table summarized the Company’s quarterly financial data:

	Quarters
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Fiscal 2010:
Net revenues	$21,738	$18,442	$16,909	$16,593	$73,682
Gross profit	10,103	8,163	7,468	7,660	33,394
Income (loss) from continuing operations, net of taxes	154	(4,091)	(7,494)	(7,239)	(18,670)
Income from discontinued operations, net of taxes	440	318	212	266	1,236
Net income (loss)	$594	$(3,773)	$(7,282)	$(6,973)	$(17,434)
Income (loss) per share:
Basic
Continuing operations	$0.00	$(0.03)	$(0.06)	$(0.06)	$(0.16)
Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.01
Net income (loss)	$0.00	$(0.03)	$(0.06)	$(0.06)	$(0.15)
Diluted
Continuing operations	$0.00	$(0.03)	$(0.06)	$(0.06)	$(0.16)
Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.01
Net income (loss)	$0.00	$(0.03)	$(0.06)	$(0.06)	$(0.15)
Shares used in computing income
(loss) per share:
Basic	119,284	118,961	119,137	119,403	119,196
Diluted	119,869	118,961	119,137	119,403	119,196

Fiscal 2009:
Net revenues	$31,503	$31,655	$28,205	$23,411	$114,774
Gross profit	14,682	13,329	11,143	10,207	49,361
Income (loss) from continuing operations, net of taxes	(47)	3,312	90	(17,331)	(13,976)
Income (loss) from discontinued operations, net of taxes	5,060	—	(1,396)	122	3,786
Net income (loss)	$5,013	$3,312	$(1,306)	$(17,209)	$(10,190)
Income (loss) per share:
Basic
Continuing operations	$(0.00)	$0.03	$0.00	$(0.14)	$(0.12)
Discontinued operations	$0.04	$—	$(0.01)	$0.00	$0.03
Net income (loss)	$0.04	$0.03	$(0.01)	$(0.14)	$(0.09)
Diluted
Continuing operations	$(0.00)	$0.02	$0.00	$(0.14)	$(0.12)
Discontinued operations	$0.04	$—	$(0.01)	$0.00	$0.03
Net income (loss)	$0.04	$0.02	$(0.01)	$(0.14)	$(0.09)
Shares used in computing income
(loss) per share:
Basic	119,192	119,682	120,231	119,961	119,767
Diluted	119,192	134,594	120,473	119,961	119,767

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 21. Comparative Quarterly Financial Data (unaudited) (Continued)

In the first, second, third and fourth quarters of fiscal 2010, the Company recorded restructuring charges (credits) of $0.1 million, $(0.1) million, $1.0 million and $0.6 million, respectively, primarily related to adjustments made to previous restructuring plans and a restructuring plan implemented during the fiscal year. In the first, second, third and fourth quarters of fiscal 2010, the Company recorded a gain of $0.4 million, $0.3 million, $0.2 million and $0.3 million, respectively, within “Gain on disposal of discontinued operations, net of taxes” in the Consolidated Statements of Operations, based on the release of the reserve on the remaining receivable due from Overland as cash was collected. In the first, second, third and fourth quarters of fiscal 2010, the Company recorded stock-based compensation expense of $1.1 million, $1.1 million, $2.9 million and $0.7 million, respectively. In the third quarter of fiscal 2010, the Company received $0.9 million as part of a class action suit and $0.4 million from the sale of an investment in a non-controlling interest of a non-public company, which was recorded within “Interest and other income, net” in the Consolidated Statements of Operations.

In the second and third quarters of fiscal 2009, the Company recorded a gain of $1.3 million and $0.4 million, respectively, on the repurchase of its 3/4% Notes on the open market. In the first, second, third and fourth quarters of fiscal 2009, the Company recorded restructuring charges of $1.8 million, $1.4 million, $0.9 million and $1.9 million, respectively, primarily related to restructuring plans implemented in the first and third quarters of fiscal 2009. In the second quarter of fiscal 2009, the Company recorded a gain of $5.8 million on the sale of the Snap Server NAS business. In the third quarter of fiscal 2009, the Company established a reserve of $1.2 million for the remaining receivable due from Overland, which was recorded within “Gain on disposal of discontinued operations, net of taxes” in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2009, the Company recorded an impairment of $16.9 million to write-off goodwill and recorded a gain of $2.3 million on the sale of marketable equity securities.

Note 22. Glossary (unaudited)

The following is a list of accounting and business related acronyms, including accounting regulatory bodies, that are contained within this Annual Report on Form 10-K. They are listed in alphabetical order.

•	ARC: Adaptec RAID Code

•	ASC: Accounting Standards Codification

•	ASM: Adaptec Storage Manager

•	ASIC: Application Specific Integrated Circuit

•	CEO: Chief Executive Officer

•	CFO: Chief Financial Officer

•	CIFS: Common Internet File System

•	CLI: Command Line Interface

•	DAS: Direct Attached Storage

•	FASB: Financial Accounting Standards Board

•	FTP: File Transfer Protocol

•	HBA: Host Bus Adapter

ADAPTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 22. Glossary (unaudited) (Continued)

•	HTTP: Hypertext Transfer Protocol

•	I/O: Input/Output

•	IP: Internet Protocol

•	IPsec: Internet Protocol Security

•	IRS: Internal Revenue Service

•	iSCSI: Internet SCSI

•	IT: Information Technology

•	NAS: Network Attached Storage

•	NFS: Network File System

•	NOL: Net Operating Loss

•	ODM: Original Design Manufacturers

•	OEM: Original Equipment Manufacturer

•	PCI: Peripheral Component Interconnect

•	PCIe: Peripheral Component Interconnect Express

•	PCI-X: Peripheral Component Interconnect Extended

•	RAID: Redundant Array of Independent Disks

•	ROC: Raid on Chip

•	ROM BIOS: Read Only Memory Basic Input Output System

•	RSP: RAID Storage Processor

•	SAS: Serial Attached SCSI

•	SATA: Serial Advanced Technology Attachment

•	SEC: Securities and Exchange Commission

•	SCSI: Small Computer System Interface

•	SMBs: Small and Medium Businesses

•	SMI-S: Storage Management Initiative Specification

•	SSG: Storage Solutions Group

•	VAR: Value Added Reseller

ADAPTEC, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Year ended March 31, 2010
Allowance for doubtful accounts(1)	$46	$—	$12	$34
Sales reserves(1)	823	2,120	2,275	668
Allowances(1)	923	3,968	3,950	941
Valuation allowance for deferred tax assets	75,948	5,270	—	81,218

Year ended March 31, 2009
Allowance for doubtful accounts(1)	$258	$25	$237	$46
Sales reserves(1)	2,275	3,314	4,766	823
Allowances(1)	2,055	6,220	7,352	923
Valuation allowance for deferred tax assets	44,591	31,357	—	75,948

Year ended March 31, 2008
Allowance for doubtful accounts(1)	$519	$65	$326	$258
Sales returns(1)	2,399	8,020	8,144	2,275
Allowances(1)	3,303	10,506	11,754	2,055
Valuation allowance for deferred tax assets	124,070	—	79,479	44,591

Notes:

(1)	Amounts are included in “Accounts receivable” in the Consolidated Balance Sheets. All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTEC, INC.

Date: May 27, 2010	/s/ JOHN J. QUICKE
John J. Quicke Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. QUICKE JOHN J. QUICKE	Interim President and Chief Executive Officer, and Director (principal executive officer)	May 27, 2010

/S/ MARY L. DOTZ MARY L. DOTZ	Chief Financial Officer (principal financial and accounting officer)	May 27, 2010

/S/ JACK L. HOWARD JACK L. HOWARD	Chairman	May 27, 2010

/S/ JON S. CASTOR JON S. CASTOR	Director	May 27, 2010

/S/ JOHN MUTCH JOHN MUTCH	Director	May 27, 2010

/S/ LAWRENCE J. RUISI LAWRENCE J. RUISI	Director	May 27, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K
		Form	File Number	Exhibit	File Date

2.1	Asset Purchase Agreement, dated June 27, 2008, by and between Overland Storage, Inc. and the Registrant	8-K	000-15071	2.01	07/03/08

2.2	Agreement and Plan of Merger, dated as of August 27, 2008, by and among the Registrant., Ariel Acquisition Corp., Aristos Logic Corporation and TPG Ventures, L.P., as representative of certain former stockholders of Aristos Logic Corporation	8-K	000-15071	2.1	09/03/08

3.1	Certificate of Incorporation of Registrant filed with Delaware Secretary of State on November 19, 1997.	10-K	000-15071	3.1	06/26/98

3.2	Amended and Restated Bylaws of the Company. effective March 8, 2010	8-K	000-15701	3.1	03/09/10

4.1	Indenture, dated as of December 22, 2003, by and between the Registrant and Wells Fargo Bank, National Association.	10-Q	000-15071	4.01	02/09/04

4.2	Form of 3/4% Convertible Senior Subordinated Note.	10-Q	000-15071	4.02	02/09/04

4.4	Collateral Pledge and Security Agreement, dated as of December 22, 2003, by and among the Registrant, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.	10-Q	000-15071	4.04	02/09/04

4.5	Warrant Agreement, dated as of June 29, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.03	09/24/04

4.6	Warrant Agreement, dated as of August 10, 2004, between the Registrant and International Business Machines Corporation	S-3	333-119266	4.04	09/24/04

	Employment Agreements, Offer Letters and Separation Agreements

10.1†	Executive Employment Agreement of Subramanian “Sundi” Sundaresh, effective as of August 14, 2007.	10-Q	000-15071	10.1	11/06/07

10.2†	Offer Letter and Executive Employment Agreement between the Registrant and Mary L. Dotz, dated March 31, 2008	8-K	000-15071	99.02	03/31/08

10.3†	Executive Employment Agreement of Marcus Lowe, effective August 21, 2007	10-Q	000-15071	10.4	11/06/07

10.4†	Employment Agreement of Mr. John Noellert, effective as of August 14, 2007	8-K	000-15071	10.1	10/30/08

10.5†	Employment Agreement of Mr. Anil Gupta, effective as of September 3, 2008	8-K	000-15071	10.2	10/30/08

10.6†	Separation Agreement of Anil Gupta, effective March 31, 2009	8-K	000-15071	10.1	04/03/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K
		Form	File Number	Exhibit	File Date

10.7†	Separation Agreement of Manoj Goyal, effective April 21, 2008	8-K	000-15071	10.01	04/23/08

10.8†	Separation Agreement of John M. Westfield, effective November 17, 2009	10-Q	000-15071	10.3	02/03/10

10.9†	Separation Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.1	02/03/10

10.10†*	Consulting Service Agreement of Subramanian Sundaresh, effective January 4, 2010	10-Q	000-15071	10.2	02/03/10

10.11†	Separation Agreement of John Noellert, effective February 4, 2010					X

10.12†	Separation Agreement of Marcus Lowe, effective March 4, 2010					X

	Stock Plans and Related Forms

10.13†	1999 Stock Plan.	SC TO-I	005-38119	99.(d)(2)	05/22/01

10.14†	2000 Non-statutory Stock Option Plan and Form of Stock Option Agreement.	SC TO-I	005-38119	99.(d)(3)	05/22/01

10.15†	2000 Director Option Plan and Form of Agreement.	10-Q	000-15071	10.1	11/06/00

10.16†	2004 Equity Incentive Plan, as amended and restated on August 20, 2008	DEF 14A	000-15071	A	09/08/08

10.17†	Form of Stock Option Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.02	11/10/04

10.18†	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.03	11/10/04

10.19†	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan	10-Q	000-15071	10.04	11/10/04

10.20†	Adaptec, Inc. 2006 Director Plan	DEF 14A	000-15071	A	07/28/06

10.21†	Restricted Stock Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.02	02/11/08

10.22†	Stock Option Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.01	02/11/08

10.23†	Stock Appreciation Right Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.03	02/11/08

10.24†	Restricted Stock Unit Award Agreement under 2006 Director Plan as amended on February 7, 2008.	8-K	000-15071	10.04	02/11/08

10.25†	Eurologic Systems Group Limited 1998 Share Option Plan Rules (Amended as of 1 April 2003)	S-8	333-104685	4.03	04/23/03

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K
		Form	File Number	Exhibit	File Date

10.26†	Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.03	08/10/04

10.27†	Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan	S-8	333-118090	4.04	08/10/04

	Other Compensatory Plans

10.28†	Non-Employee Director Compensation Policy, as amended effective April 1, 2009					X

10.29†	Fiscal 2010 Adaptec Incentive Plan					X

10.30†	Form of Indemnification Agreement entered into between the Company and its officers and directors	10-K	000-15071	10.47	06/06/07

	Other Material Agreements

10.31	Base Agreement, dated as of March 24, 2002, by and between the Registrant and International Business Machines Corporation	10-Q	000-15071	10.03	08/09/04

10.32*	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.1	02/07/06

10.33*	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-Q	000-15071	10.3	02/07/06

10.34	Amendment to Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10K/A	000-15071	10.37	06/16/08

10.35*	Manufacturing Services and Supply Agreement by and between the Registrant and Sanmina-SCI Corporation	10-K	000-15071	10.45	06/04/09

10.36	Settlement Agreement, dated as of October 26, 2007, among the Registrant, Steel Partners, L.L.C. and Steel Partners II, L.P.	8-K	000-15071	10.01	10/31/07

21.1	Subsidiaries of Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of said form.

*	Confidential treatment has been granted for portions of this agreement.