Form 10-K/A
period 2010-03-31
ADPT Corp
filed 2010-07-28
CIK 709804

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

ADPT Corporation

(Exact name of Registrant as Specified in its Charter)

Delaware	94-2748530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

691 S. Milpitas Blvd.

Milpitas, California 95035

(Address of Principal Executive Offices, including Zip Code)

(408) 945-8600

(Registrant’s Telephone Number, including Area Code)

Adaptec, Inc.

(Former Name or Former Address, if changed since last report)

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

DOCUMENTS INCORPORATED BY REFERENCE None.

Explanatory Note

ADPT Corporation (the “Company,” “ADPT,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended March 31, 2010, originally filed on May 27, 2010 (the “Original Filing”). We are filing this Amendment solely to include the information required under Items 10, 11, 12, 13 and 14 of Part III of Form 10-K and to update the exhibits to include new Certifications of our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Except as specified above, the Original Filing continues to speak as of the date of the Original Filing.

This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The name and age of each of our executive officers and directors and their respective principal occupations with ADPT as of May 12, 2010, are set forth below. Additional biographical information concerning each of our executive officers and directors follows the table.

Name	Age	Principal Occupation
John J. Quicke	60	Interim President and Chief Executive Officer of ADPT; Director of ADPT; and Managing Director and operating partner of Steel Partners LLC
Mary L. Dotz	52	Chief Financial Officer of ADPT
Jon S. Castor(1)(2)	58	Director of ADPT and Private Investor
Jack L. Howard(2)(3)	48	Director of ADPT and President of Steel Partners LLC
John Mutch(1)(2)(3)	53	Director of ADPT and Managing Partner of MV Advisors LLC
Lawrence J. Ruisi(1)(3)	62	Director of ADPT and Private Investor/Consultant

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

Executive Officers

John J. Quicke has served as a member of our Board of Directors since 2007. In January 2010, Mr. Quicke was appointed to serve as our Interim President and Chief Executive Officer. Mr. Quicke is a Managing Director and operating partner of Steel Partners LLC. He has been associated with Steel Partners LLC and its affiliates since September 2005. Mr. Quicke has also served as President and Chief Executive Officer of Del Global Technologies Corp., a company that is engaged in developing, manufacturing and marketing medical and dental imaging systems, and power conversion subsystems and components worldwide, since September 1, 2009 and as a director of Del Global since September 2009. He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009. Mr. Quicke served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007. He has served as a director of WHX Corporation since July 2005 and as a Vice President since October 2005. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, he was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners and explored other business opportunities.

The Board of Directors has determined that Mr. Quicke’s extensive experience, including board service on eight public companies over 15 years, over 20 years of significant operating experience (in each case including participation in acquisition and disposition transactions), as well as his financial and accounting expertise, allow him to effectively lead the management of the Company, including the planned redeployment of capital and acquisition strategy of the Company.

Mary L. Dotz has served as our Chief Financial Officer since March 31, 2008. Prior to joining ADPT Corporation, Ms. Dotz served as Chief Financial Officer of Beceem Communications Inc., a provider of chipsets for the WIMAX market, from October 2005 to March 2008. Previously, Ms. Dotz served as Senior Vice President and Chief Financial Officer of Pinnacle Systems, Inc., a supplier of digital video products, from January 2005 until the acquisition of Pinnacle by Avid Technology, Inc. in August 2005. Prior to that, Ms. Dotz held various management positions in finance at NVIDIA Corporation, a fabless semiconductor company, from October 2000 to January 2005, including Vice President Finance and Corporate Controller, and Interim Chief Financial Officer from April 2002 to September 2002.

Directors

Jon S. Castor has served as a member of our Board of Directors since 2006. From August 2003 to June 2004, Mr. Castor was a senior executive with Zoran Corporation, a provider of digital solutions for applications in the digital entertainment and digital imaging markets, including service as Senior Vice President and General Manager of Zoran’s DTV Division. From October 2002 to August 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits and software for digital televisions and printers, which was acquired by Zoran. In 1996, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television integrated circuits, software and systems, where he served in several capacities, including as its Chief Executive Officer and as a director from November 2000 to October 2002, when it was acquired by Oak Technology. Mr. Castor previously served on the Board of Directors of California Micro Devices Corporation from July 2009 until its acquisition by ON Semiconductor in January 2010 and on the Board of Directors of Genesis Microchip from November 2004 until its acquisition by ST Microelectronics in January 2008. Mr. Castor also currently serves on the Board of Directors of two private companies.

The Board of Directors has determined that Mr. Castor’s thirty-plus years of experience, including as a CEO, Chairman, director of public and private companies, executive officer, entrepreneur, and strategy consultant, enable him to assist in the effective management of the Company, including the planned redeployment of capital and acquisition strategy of the Company.

Jack L. Howard has served as a member of our Board of Directors since 2007. Mr. Howard is the President of Steel Partners LLC, a global management firm, and has been associated with Steel Partners LLC and its affiliates since 1993. Mr. Howard has been the President of Steel Partners Holdings L.P., a global diversified holding company that engages or has interests in a variety of operating businesses through its subsidiary companies (“SPH”), since January 2009. Mr. Howard co-founded Steel Partners II, L.P., a private investment partnership, in 1993. He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989. Mr. Howard has served as the Chief Operating Officer of SP Acquisition Holdings, Inc. (“SP Acquisition”), a company formed for the purpose of acquiring one or more businesses or assets, from June 2007 to October 2009 and has served as its Secretary from February 2007 to October 2009. He also served as a director of SP Acquisition from February 2007 to June 2007 and as its Vice-Chairman from February 2007 to August 2007. Mr. Howard has been a director of WHX Corporation, a diversified industrial products manufacturing company, since July 2005. Mr. Howard served as Chairman of the Board of a predecessor entity of SPH from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008. From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of SPH’s predecessor entity. Mr. Howard has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006 and as the Treasurer of NOVT since September 2007. He has served as a director of CoSine Communications, Inc., a former global telecommunications equipment supplier, since July 2005. He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007, and as Vice President from December 2001 to April 2007.

The Board of Directors has determined that Mr. Howard’s managerial and investing experience in a broad range of businesses over the past 26 years, service on the Board of Directors and committees of both public and private companies, enable him to assist in the effective management of the Company, including the planned redeployment of capital and acquisition strategy of the Company.

John Mutch has served as a member of our Board of Directors since 2007. Mr. Mutch is the President and Chief Executive Officer of BeyondTrust Software, a privately held security software company focused on privilege identity management solutions sold into the Global 2000 IT infrastructure market. In addition, Mr. Mutch is the founder and managing partner of MV Advisors LLC, a strategic block investment firm which provides focused investment and strategic guidance to small and mid-cap technology companies. Prior to founding MV Advisors, in March of 2003 Mr. Mutch was appointed by the U.S. Bankruptcy court to the Board of Directors of Peregrine Systems. He assisted that company in a bankruptcy work out proceeding and was named President and CEO in July of 2003. Mr. Mutch ran Peregrine Systems operating the company under an SEC consent decree and successfully restructured the company culminating in a sale to Hewlett-Packard Company in December of 2005. Previous to running Peregrine Systems, Mr. Mutch served as President, CEO and a Director of HNC Software, an enterprise analytics software provider. Before HNC Software, Mr. Mutch spent seven years at Microsoft Corporation in a variety of executive sales and marketing positions. Mr. Mutch previously served on the boards of Phoenix Technology, Edgar Online, Aspyra, Overland Storage and Brio Software. He is currently a Director at Agilysys, Inc.

The Board of Directors has determined that Mr. Mutch’s extensive experience in restructuring and building public technology companies enable him to assist in the effective management of the Company, including the planned redeployment of capital and acquisition strategy of the company. His background as a Chief Executive Officer also provides him with experience and knowledge in financial reporting matters, which are also valuable in managing the Company.

Lawrence J. Ruisi has served as a member of our Board of Directors since 2008. Mr. Ruisi is a private investor/consultant and also serves on the Board of Governors of Sound Shore Medical Center where he was Chairman from 2002 to 2006. Mr. Ruisi was Chief Executive Officer and President of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983. He also serves on the boards of directors of Hughes Communications, Inc., a provider of broadband satellite network services and systems, and Innkeepers USA, a privately held hotel real estate investment trust. In the past five years Mr. Ruisi has also served on the Board of Directors of Wyndham International Inc., an upscale hotel/resort chain and Rowan Companies Inc., an oil and gas drilling company.

The Board of Directors has determined that Mr. Ruisi’s broad range of business knowledge, experience as an executive officer, director and investor, and extensive financial expertise enable him to assist in the effective management of the Company, including the planned redeployment of capital and acquisition strategy of the Company. Additionally, his background as Chief Executive Officer and accounting experience is also valuable in managing the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and certain of our officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our officers who are required to file Section 16(a) forms and our directors, we believe that all Section 16(a) filing requirements were met during fiscal 2010.

Audit Committee

The current members of the Audit Committee are John Mutch (Chair), Jon S. Castor and Lawrence J. Ruisi. Each of the members of our Audit Committee is “independent” as defined by the rules of the NASDAQ and meet the financial literacy requirements of NASDAQ. Each of the current members served on our Audit Committee during our fiscal 2010. Our Board of Directors has determined that Mr. Ruisi qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K and meets the NASDAQ financial sophistication requirement of having past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities given his experience in public accounting and his professional experience as a controller and chief financial officer. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Ruisi’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Ruisi any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our Audit Committee or the Board of Directors.

The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and retention of our independent registered public accounting firm, which reports to the Audit Committee. In addition, any related-person transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Compensation Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or another independent body of the Board of Directors.

Code of Conduct

We maintain a Code of Business Conduct, Ethics, and Compliance, which incorporates our code of ethics that is applicable to all employees, including all officers, and our independent directors with regard to their ADPT-related activities. The Code of Business Conduct, Ethics, and Compliance incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, it incorporates our guidelines pertaining to topics such as health and safety compliance; diversity and non-discrimination; supplier expectations; and privacy. The full text of the Code of Business Conduct, Ethics, and Compliance is published on our website under Corporate Governance at http://investor.adptco.com. We will post any amendments to the Code of Business Conduct, Ethics, and Compliance, as well as any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market, on our website.

Stockholder Nominations of Directors

There have been no changes to the procedures by which our security holders may recommend nominees to our Board of Directors since the filing of our Definitive Proxy Statement on March 17, 2010 for our fiscal 2009 annual meeting of stockholders, which was held on March 31, 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section discusses our executive compensation philosophy, decisions and practices for fiscal 2010, and places in perspective the earnings of our “named executive officers” during our fiscal 2010. As set forth in the Summary Compensation Table below, our named executive officers for fiscal 2010 were John J. Quicke, our Interim President and CEO, Subramanian “Sundi” Sundaresh, our former President and CEO, Mary L. Dotz, our Vice President and CFO, Marcus D. Lowe, our former Vice President of

Marketing and Business Development, and John Noellert, our former Vice President of World Wide Sales. Mr. Sundaresh’s employment with us was terminated effective January 4, 2010. Effective January 5, 2010, Mr. Sundaresh became a consultant for us. Mr. Quicke was appointed to serve as our Interim President and CEO effective January 4, 2010. Messrs. Noellert’s and Lowe’s employment with us was terminated effective November 20, 2009 and March 5, 2010, respectively.

Compensation Philosophy and Overview

We believe that the most effective compensation program is one that is designed to reward the achievement of our financial and strategic goals, and which aligns executives’ interests with those of our stockholders.

The compensation programs for our named executive officers have three principal elements which are developed in part by referencing the 50th percentile of our comparable market: a base salary, cash incentive bonuses linked to achievement of financial and corporate goals, and equity-based incentive compensation. The base salary is designed to serve as a fixed portion of compensation; the cash incentive bonus serves as an incentive for our executives to drive short-term corporate financial and non-financial goals without excessive risk-taking; and the equity-based incentive compensation is designed to drive our longer-term performance, retain executives through longer-term vesting and align the interests of our executive officers with the interests of our stockholders by providing a performance-based ownership stake in us. In addition, we provide our executive officers benefits that in most cases are available generally to all of our salaried employees. As further discussed below, we largely view these primary components of our compensation as distinct in that we seek to provide salary, bonus and equity awards that are each competitive at appropriate levels with our peer companies.

The compensation philosophy of the Compensation Committee of the Board of Directors (the “Committee”) is to keep cash compensation at a competitive level while providing the opportunity to be significantly rewarded through equity if ADPT and our stock price perform well over time. We believe that our executive officers should have a larger portion of their equity incentive awards at risk compared with our other employees. Specifically, we believe that over the long term, executive officers should have a greater percentage of their equity compensation in the form of stock options and performance-contingent stock rather than time-based restricted stock, as the economic value of stock options and performance-contingent stock is more aligned with the objectives of our stockholders.

Fiscal 2010.    In addition to the factors that the Committee normally considers in formulating our compensation program in fiscal 2010, the Committee also took account of several specific factors that impacted our business: (1) a change in the composition of the Board of Directors (“Board”) effective November 6, 2009, as a result of which fewer than a majority of our Directors were previously Incumbent Directors, as defined in certain of our compensation plans and agreements; (2) a change in executive leadership effective January 4, 2010 with the termination of Mr. Sundaresh, our former CEO, and the appointment of John J. Quicke as Interim President and CEO, effective January 5, 2010; (3) aggressive cost cutting initiatives; and (4) a planned transaction to sell certain of our operations and assets (“Sale of Operations”). As used in this Annual Report on Form 10-K/A for the year ended March 31, 2010, the term “Sale of Operations” means a sale of substantially all of operating assets of the Company, excluding cash, real property and intellectual property not sold in the transaction.

Because of these circumstances, the Committee did not make significant changes to base salaries, except for our CFO. The Committee kept base salaries generally at the prior year’s level due to the Committee’s desire to contain costs and the Committee’s belief that an overall increase in base pay was not required to keep the Company reasonably competitive with the base pay of our peers. Additionally, the Committee reverted back to an annual measurement as opposed to two six-month bonus periods when evaluating the financial goal attainment for cash bonus incentives, as our prior fiscal year had two distinct events which included the divestiture of the Snap Server NAS business which occurred in the first half of fiscal 2009 and our acquisition of Aristos Logic in the second half of fiscal 2009. The Committee continued to measure non-financial goal attainment in two six-month bonus periods (instead of an annual measurement), which is consistent with our prior fiscal year. The financial measurement goal for fiscal 2010 was based upon meeting a specified level of pro-forma operating profit (loss) before income taxes (“OPBT”). The OPBT differs from generally accepted accounting principles (“GAAP”) operating profit (loss) in that OPBT primarily excludes stock-based compensation expense, expense associated with our management liquidation pool, restructuring charges and impairment charges of long-lived assets.

Equity compensation granted to executive officers included two elements: stock options and performance-contingent stock. The stock options and performance-contingent stock shows our intent to increasingly utilize equity awards where the ultimate value of the award is more closely linked to our performance and growth in stockholder value.

Role of the Compensation Committee

The current members of the Committee are Jon S. Castor, who is the Chair of the Committee, Jack L. Howard and John Mutch. Robert J. Loarie served on the Committee during fiscal 2010 until he ceased serving on our Board effective October 30, 2009. He was replaced by Mr. Howard in November 2009. During fiscal 2010, Mr. Quicke also served as a member of the Compensation Committee. He was replaced by Mr. Mutch in December 2009. Mr. Castor served on the Committee for all of fiscal 2010.

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

In fiscal 2010, all Committee members attended all Committee meetings, except for one meeting. Typically, Committee meetings are also attended by our CEO, CFO and our Vice President of Human Resources, for all appropriate portions of such meetings.

Review of Executive Officers and their Compensation

The Committee and our Board are responsible for the review of our CEO’s performance. In the beginning of fiscal 2010, the Chairman of the Committee led a formal review that included a self-evaluation by the CEO and input from each member of the Board. The results were shared with the CEO, members of the Committee and all members of the Board.

Our CEO annually reviews the performance of each of our other executive officers. As part of this process, each executive officer also completes a self assessment of his/her performance.

Our CEO rates the performance of his direct staff and the Committee rates the performance of our CEO in consultation with the other non-executive directors of the Board.

Our CEO’s recommendations based on his reviews of executives reporting to him, peer compensation surveys and other relevant information, including with respect to continued employment, salary adjustments, incentive awards and equity award amounts, are presented to the Committee. The Committee thoughtfully considers the CEO’s recommendations when exercising its own judgment in making compensation decisions and awards to our executive officers who report to the CEO.

Survey Analysis

In fiscal 2010, we engaged Radford Surveys + Consulting, a business unit of AON Consulting (“Radford”), to provide comprehensive compensation data. Radford conducts a number of compensation surveys for the technology industry. The surveys compare compensation practices for executives among other high technology companies and cover base salary, cash incentives, stock equity incentive grants and total cash as a percentage of total direct compensation.

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

External Advisors

The Committee has the authority to engage the services of outside advisors, and does so as needed. In fiscal 2010, the Committee selectively engaged the services of Compensia as an independent advisor to assist the Committee in its review of fiscal 2010 Board compensation and composition, and review of retention programs related to a change of control. In the projects that the Committee assigned to Compensia, there were no restrictions placed on the scope of Compensia’s review of our compensation arrangements with our executive officers and in its review of Board compensation. During fiscal 2010, the Committee selectively engaged the services of compensation legal specialists with Fenwick & West LLP, Cooley Godward Kronish LLP and Bryan Cave LLP for legal advice in connection with compensation related matters.

Accounting and Tax Implications of Our Compensation Policies

In designing our compensation programs, the Committee considers the financial accounting and tax consequences to us, as well as the tax consequences to employees. We account for equity compensation paid to our employees under the accounting guidance related to stock-based compensation, which requires us to estimate and record an expense over the service period of the award. The stock-based compensation cost of our equity awards is considered by management as part of our equity grant recommendations to the Committee.

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct for income tax purposes in any one year with respect to our CEO and certain other of our most highly compensated executive officers. This limitation does not apply to compensation that is considered “performance-based” under applicable tax rules. Our annual incentive plan, executive stock options and our performance-based restricted stock awards are intended to qualify as “performance-based,” so that compensation attributable to these forms of equity incentives is fully tax deductible. However, time-based restricted stock units (“RSUs”), awarded by us in prior years do not meet the requirements of Section 162(m) as performance-based. Therefore, the fair market value of the shares that vest during a particular year will be counted along with other non-performance-based compensation in that year in determining whether the $1 million limit for non-performance-based compensation is exceeded. Although we also provide cash compensation to executives in forms that do not meet the requirements for “performance-based” compensation, such as base salary and annual incentive pay, we have no individuals who received non-performance-based cash compensation in excess of the Section 162(m) tax deduction limit in fiscal 2010. In future years, payment of cash or settlement of restricted stock or RSU amounts may be non-deductible because they are not performance-based under Section 162(m). The Committee has determined that it is important to retain flexibility and competitiveness in its compensation program, and that while it is also important to be mindful of the $1 million limit, compensation in excess of the $1 million limit may not always qualify as “performance-based” within the meaning of Section 162(m).

Fiscal 2010 Executive Compensation Program

Components of our Compensation Program

Base Salary.    Base salaries serve as the fixed cash portion of executive compensation. In fiscal 2010, we generally maintained the base salary for each of the persons who were named executive officers at the same level as the fiscal 2009 salaries. The Committee’s goal in fiscal 2010 was to benchmark salaries at or near the middle (50th percentile) of the market based on the survey information discussed above under “Survey Analysis,” input from Compensia, and the Committee determined that salary increases were not necessary to achieve this level of compensation. We believe the officers should be paid competitively and generally not above or below the market data unless their experience, capabilities, and/or responsibilities warrant either a higher or lower placement compared to market. The base salaries of our executive officers reflect their relative positions and responsibilities.

Mr. Quicke, our Interim President and CEO, receives a cash payment of $30,000 per month for his service in such capacity, which is in addition to his compensation as a non-executive member of our Board. Mr. Quicke does not participate in the benefit programs generally available to all salaried employees of the Company. Although Mr. Quicke has received a discretionary bonus upon recommendation of the Committee and approval of the Board, in recognition of his leadership in the successful Sale of the Company’s DPS Business to PMC Sierra (as described below in “Actions Taken After the Completion of Fiscal 2010”), Mr. Quicke is not eligible to participate in the AIP (as described below). In addition, Mr. Quicke received no Equity-Based Long Term Incentive Compensation for his role as Interim President and CEO, but does receive equity awards for his services as a Board member on the same basis as all non-executive Board members. The Board, upon the recommendation of the Committee, determined to compensate Mr. Quicke as described above based upon the fact that Mr. Quicke would be spending substantially all of his business time working in the capacity as the Interim President and CEO of the Company, but that such amount was below the amount that our former CEO was paid, as well as the 50th percentile of the Radford surveys described above under the heading “Survey Analysis.” Additionally, in light of the fact that Mr. Quicke’s status as an officer of the Company was only on an interim basis, the Board, upon the recommendation of the Committee, determined to continue to grant Mr. Quicke compensation for his service on our Board on the same basis as all non-executive Board members, and not to award Mr. Quicke any other benefits (including those described in the preceding paragraph) that our executive officers have historically been provided.

In fiscal 2010, the Committee agreed, based on the recommendation by management, to temporarily reduce annual base salaries for our employees, including each of our named executive officers, by 10% from April 1, 2009 to December 31, 2009. The annual base salary of Mr. Sundaresh, our former CEO, was $450,000, and was temporarily reduced to $405,000 from April 1, 2009 to December 31, 2009. Mr. Sundaresh’s annual base salary had not changed since April 1, 2006 primarily due to our determination to be consistent with lower revenue companies in the Radford Total Company Results ($100 million – $200 million Revenue) and the Radford Total Custom Company Results ($100 million – $500 million Revenue) surveys for CEO base salaries. The annual base salary of Ms. Dotz, our Vice President and CFO, was $265,000, and was temporarily reduced to $238,500 from April 1, 2009 to December 15, 2009. In fiscal 2010, effective December 16, 2009, Ms. Dotz annual base salary was increased to $325,000; however, she continued to receive the temporary annual base reduction of 10% of such amount, or $292,500 on an annualized basis, from December 16, 2009 to December 31, 2009. Ms. Dotz’s annual base salary was set at the 75th percentile of the Radford Total Custom Company Results instead of the 50th percentile to reflect the additional responsibilities requested of her by the Board in relation to the Sale of Operations. Prior to the increase in her annual base salary that was effective December 16, 2009, the annual base salary of Ms. Dotz remained the same since she joined us on March 31, 2008. The annual base salary of Mr. Lowe, our former Vice President of Marketing, was $240,000, effective April 6, 2009, and was temporarily reduced to $216,000 from April 1, 2009 to December 31, 2009. His annual base salary was based on his title change, which was determined largely by benchmarking to peers at the 50th percentile of the Radford Total Custom Company Results. Prior to the reduction in his annual base salary that was effective April 6, 2009, Mr. Lowe served as the Vice President of Business Development and earned an annual base salary of $260,000. The target annual earnings of Mr. Noellert, our former Vice President of Worldwide Sales, who was a named executive officer for fiscal 2009, was $310,000, and was temporarily reduced to $279,000 from April 1, 2009 to November 20, 2009, his termination date. Mr. Noellert’s target annual earnings included both annual base salary of $217,000 and annual target incentives for revenue-related achievements of $93,000, which had not changed since August 20, 2007. Mr. Noellert’s target annual earnings were determined largely by benchmarking to peers at the 50th percentile of the Radford Total Custom Company Results. At the beginning of each fiscal year, the CEO and the Committee established the performance targets that served as the basis for awarding Mr. Noellert his incentive pay. In fiscal 2010, from April 1, 2010 to November 20, 2010, his termination date, Mr. Noellert earned commissions of $49,440, which represented 22.8% of his annual base salary. Prior to the increase in his annual target earnings on August 20, 2007, Mr. Noellert’s earned a target annual earnings was $291,500 in his prior role as Vice President of Sales for North America.

Executive Bonus Incentive Program.    We maintained the ADPT Incentive Plan (the “AIP”) through fiscal 2010. The AIP is a cash incentive program for our employees, including those identified as our named executive officers. In fiscal 2010, the AIP consisted of two components: financial goals and non-financial corporate goals, each of which is approved by the Committee. The Committee placed greater emphasis on the financial goals as we sought to drive our performance primarily through specific objective financial metrics. As a result, 75% of the funding of the AIP incentive pool (the “AIP Pool”) was tied to financial goals and 25% of the funding of the AIP Pool was tied to non-financial corporate goals. The financial goals’ component was based upon us achieving a minimum threshold of OPBT for fiscal 2010, which was measured during the first fiscal quarter of the following fiscal year. The Committee determined the specific non-financial corporate goals to be met and applied a weight for each goal in consultation with management. Achievement of the non-financial corporate goals was measured in two six-month bonus periods. The cash bonus incentive amounts for the first half of fiscal 2010 were determined at the beginning of the third fiscal quarter of the current fiscal year while the cash bonus incentive amounts for the second half of fiscal 2010 were determinate at the beginning of the first fiscal quarter of the following fiscal year.

The individual target bonus for each of our named executive officers was established when the named executive officer was hired to his or her position and is based upon a percent of his or her salary. Each year, the Committee validates that the target bonus remains appropriate for the officer’s role based on market data. An executive officer can earn between 0% and 200% of his or her target incentive. The Committee referenced the same Radford survey data discussed above for each position held by an executive officer to assist us in determining cash bonus incentive targets as a percentage of base salary. As with other elements of compensation, the Committee focused principally on the 50th percentile of market. The bonus levels awarded to our executive officers were based on our achievement levels with respect to the financial and non-financial corporate goals, and on the basis of their individual performance. The differences in target bonuses among our named executive officers were based on their relative positions and responsibilities within our company and were based on the relative target bonus amounts reflected in the survey data. For fiscal 2010, the target bonus payment for Mr. Sundaresh was 85% of his annual base salary, and 50% of Mr. Lowe’s and Ms. Dotz’s respective annual base salaries. Mr. Noellert was not eligible to participate in our AIP, as his target bonus payment was tied to sales achievement. Mr. Quicke was also not eligible to participate in our AIP. Based upon this structure, Mr. Sundaresh could have received an actual bonus of between 0% and 170% of his annual base salary for the fiscal year. The annual target bonus was 85% of his annual base salary, or $382,500.

The non-financial corporate goals as discussed below are typically proposed by the CEO to the Committee, refined in response to the Committee’s guidance, and ultimately determined by the Committee. The performance factors utilized by the Committee and the CEO in the case of the named executive officers were: 1) performance to their individual and organizational goals; 2) contributions to achievement of the corporate goals; 3) contributions to achievement of the financial goals; and 4) subjective evaluation of their leadership. These goals have been intended to be difficult but achievable. Individual performance for executive officers, other than our CEO, is based on an evaluation by our CEO and the Committee, and the Committee determines the level of our CEO’s achievement of his individual goals and discusses this with the Board. The Committee also discusses with the Board our performance with respect to financial and non-financial goals, based on management’s assessment and recommendations to the Committee, after referring to the relevant performance data, including in some cases preliminary unaudited financials, as provided to the Committee by management. The Committee reserves the right to adjust upward or downward based on the final audited financials.

The financial goal achievement for fiscal 2010 was not attained as we incurred a negative OPBT during the fiscal year. In order to reach a minimum payment level for the financial goal, the AIP required the achievement of an OPBT above $0. The non-financial corporate goals achievement was at 55% (on a weighted average basis) for the first half of fiscal 2010 and 87.5% (on a weighted average basis) for the second half of fiscal 2010. The non-financial corporate goals included specific engineering milestones, the successful launch and design wins of the MaxIQ product line and other targeted ADPT products within large datacenter accounts, partnership agreements relating to compression and encryption, Intellectual Property sale transactions and a reduction of operating expenses. The Committee established these goals as stretch goals and believed that, taken as a whole, they were achievable, but challenging to accomplish. As a result of the level of achievement, the Committee approved a funding budget for the AIP Pool of 35.625% for the fiscal year. The funding budget was determined by the following weighted average calculation: (55% x 25% corporate goals for the first half of fiscal 2010, or 13.75%) plus (87.5% x 25% corporate goals for the second half of fiscal 2010, or 21.875%) plus (0% x 75% financial goals, or 0%) = 35.625%. Using its discretion, the Committee recommended, and the Board adopted, a zero cash bonus incentive award for Mr. Sundaresh for the non-financial corporate goals achieved in the first half of fiscal 2010. Mr. Sundaresh was not eligible for the non-financial corporate goal attainment award for the second half of fiscal 2010 due to his termination on January 4, 2010. Ms. Dotz’s budgeted target was $132,500 for the first half of fiscal 2010 and $162,500 for the second half of fiscal 2010; the Committee approved an actual non-financial corporate goal attainment award of $16,000 for the first half of fiscal 2010 and $18,000 for the second half of fiscal 2010. The amounts were determined after taking into account Ms. Dotz’s leadership, fiscal management, and participation in the Sale of Operations. Mr. Lowe’s budgeted target was $120,000; the Committee approved an actual corporate goal attainment award of $12,000 for the first half of fiscal 2010. Mr. Lowe was not eligible for the corporate goal attainment award for the second half of fiscal 2010 as he was terminated on March 5, 2010. The amount was determined after taking into account Mr. Lowe’s project management of the launch of SSD Cache products in datacenters and the project management of the patent clusters. Messrs. Noellert and Quicke were not eligible to participate in our AIP.

The following table provides information with respect to the cash bonus incentives earned under the AIP in fiscal 2010, which for each named executive officer was significantly less than his or her annual target.

Name	Role	Annual Base Salary(1)	Annual Target % of Annual Base Salary(2)	Annual Achieved % of Annual Base Salary	Total Cash Bonus Incentive
Subramanian “Sundi” Sundaresh(3)	Former President and Chief Executive Officer	$450,000	85%	0%	$—
John J. Quicke(4)	Interim President and Chief Executive Officer	N/A	N/A	N/A	N/A
Mary L. Dotz	Vice President and Chief Financial Officer	$295,000	50%	11.5%	$34,000
Marcus D. Lowe(5)	Former Vice President of Marketing and Business Development	$240,000	50%	10.0%	$12,000
John Noellert(6)	Former Vice President of World Wide Sales	$217,000	N/A	N/A	N/A

(1)	The amounts shown in this column represent the annual base salary used to calculate the cash bonus incentive to be earned based upon multiplying it by a certain percentage.

(2)	The amounts shown in this column represent the percentage used to calculate the cash bonus incentive to be earned based upon multiplying it by the annual base salary, which was re-evaluated by the Committee at the beginning of fiscal 2010.

(3)	As discussed above, Mr. Sundaresh’s employment with us was terminated effective January 4, 2010. As a result, the cash bonus incentive that Mr. Sundaresh received was based on one six month period only (the first half of fiscal 2010), in which the Board, based on the recommendation of the Committee, did not award him any cash bonus incentive.

(4)	Mr. Quicke was not eligible to participate in the AIP.

(5)	As discussed above, Mr. Lowe’s employment with us was terminated effective March 5, 2010. As a result, the cash bonus incentive that Mr. Lowe received was based on one six month period only (the first half of fiscal 2010).

(6)	Mr. Noellert was not eligible to participate in the AIP, as his target bonus payment was tied to sales achievement. Mr. Noellert earned commissions of $49,440 in fiscal 2010, which represented 22.8% of the annual base salary.

Equity-Based Long Term Incentive Compensation.    The Committee prefers to use stock options and performance-contingent stock awards to ensure that our executive officers have a continuing stake in our long-term success and to better align their interests with the interests of our stockholders. The Committee continued the past practice of granting options with a three-year vesting schedule to promote stockholder value growth, and introduced performance-contingent stock as a substitute for some of what would have been, in the past, time-based restricted stock grants. Vesting of the performance-contingent stock is tied to us achieving positive OPBT of 10% of revenue and a return on net assets of 20%. Stock options were also granted in August 2009. Additionally, Ms. Dotz was granted shares of restricted stock contingent upon receiving consideration in the Sale of Operations in an amount greater than $20 million. Ms. Dotz received this grant in December 2009 as an incentive to retain her and due to her increased responsibilities in assisting with the Sale of Operations. The Committee believes that performance-contingent stock and stock options provide management with an incentive to improve financial performance for the benefit of stockholders while also minimizing potential dilution and compensation expense.

The 50th percentile of the Radford surveys noted above was generally used as a reference point in setting the level of executive officers’ equity awards. The Committee evaluated the value of awards to determine a recommended range for each of our executive officers based on their relative positions and responsibilities. Mr. Sundaresh’s equity compensation was evaluated by reference to the CEO position; Ms. Dotz to the CFO/Senior Financial Executive position; Mr. Lowe to the Senior Business Development Executive and/or the Senior Marketing Executive position; and Mr. Noellert to the Senior Worldwide Sales Executive position. The Committee granted options covering a larger number of shares subject to three-year vesting and a larger number of shares of three year performance-contingent stock rather than two-year time-based restricted stock due to its desire to emphasize longer term financial performance with the goal of benefiting our stockholders. The lower number of shares subject to awards granted to Mr. Lowe reflects the more limited nature of his business development role compared to the financial and sales roles held by Ms. Dotz and Mr. Noellert, respectively. The cumulative value of the awards were determined by calculating the stock option award value using a Black-Scholes methodology, and the time-based and performance-contingent restricted stock awards using their full-value at date of grant. The results were then compared to the 50th percentile of equity grants noted in the Radford surveys above.

The following table provides information of all equity awards granted to our named executive officers during fiscal 2010.

Name	Role	April 2009 (FY’10) Performance Contingent Stock Grant (Shares)	August 2009 (FY’10) Option Grant (Shares)	August 2009 (FY’10) Performance Contingent Stock Grant (Shares)	December 2009 (FY’10) Performance Contingent Stock Grant Payable in Cash (Shares)
Subramanian “Sundi” Sundaresh	Former President and Chief Executive Officer	100,000	300,000	75,000	—
John J. Quicke(1)	Interim President and Chief Executive Officer	N/A	N/A	N/A	N/A
Mary L. Dotz	Vice President and Chief Financial Officer	45,000	140,000	35,000	75,000
Marcus D. Lowe	Former Vice President of Marketing and Business Development	30,000	100,000	25,000	—
John Noellert	Former Vice President of World Wide Sales	45,000	120,000	27,500	—

(1)	Mr. Quicke did not receive any equity awards in connection with becoming the Interim President and CEO or on account of his services rendered in such capacity. All equity awards granted to Mr. Quicke were in his capacity as a director and are reflected in the Director Compensation Table below.

The “Grants of Plan-Based Awards” table below further describes the stock option grants and performance-contingent stock awards made to the executive officers during the fiscal year.

All equity-based awards have been reflected in our Consolidated Financial Statements. We do not have any program, plan or practice that requires us to grant equity-based awards to our executive officers on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. Our practice has been to grant equity-based awards at regularly scheduled Committee and Board meetings. The exercise prices of options are determined based on the closing price of our common stock on the date that the grants are approved.

Perquisites.    Our executive officers are eligible for the same health and welfare programs and benefits as other ADPT employees. In addition, all vice president level executives, including our executive officers, receive a car allowance valued at $650 per month, and are eligible for an annual executive physical. In addition, executive officers receive reimbursement for personal financial and tax advice up to $2,500 per year, and survivor benefit management services up to a maximum of $3,000. Mr. Quicke is not eligible to participate in any of the aforementioned perquisites.

Employment Contracts

As of March 31, 2010, we had entered into written employment agreements with each of our executive officers, except for Mr. Quicke, our Interim President and CEO, based on an assessment of competitive market terms and a determination of what is needed to attract and retain the executive officers. These employment agreements provide that if such officer is terminated other than for “cause” (which includes violation of material duties, refusal to perform his/her duties in good faith, breach of his/her employment agreement or employee proprietary information agreement, poor performance of duties, arrest for a felony or certain other crimes, substance abuse, violation of law or our policy, prolonged absence from duties or death), he or she is entitled to receive (1) his or her unpaid base salary and unused vacation benefits he or she has accrued prior to the date of his or her termination; (2) a one-time payment equal to 12 months of base salary for Mr. Sundaresh, and nine months of base salary for Ms. Dotz, and Messrs. Lowe and Noellert, plus an additional week of base salary for each year of service beyond three years of service with the Company; (3) outplacement services in an amount not to exceed $10,000 for Messrs. Sundaresh and Lowe or $5,000 for Ms. Dotz and Mr. Noellert; and (4) reimbursement for coverage for the executive officer and his or her dependents under ADPT’s health, vision and dental insurance plans pursuant to COBRA for a 12-month period for Mr. Sundaresh, and a nine-month period for Ms. Dotz and Messrs. Lowe and Noellert following the termination of employment. The Committee (including its predecessors) selected these amounts at the time these executives were hired by us (or promoted to an executive position) based on its reasoned judgment, including considering prior practice within ADPT, information gathered from outplacement companies and, for agreements entered into after the Committee retained Compensia in January 2007, severance data provided by Compensia.

Employment agreements for Ms. Dotz and Mr. Noellert had a three-year term. Employment agreements for Messrs. Sundaresh and Lowe did not have a term limit because they were given prior to term limit implementation by the Committee. Each of the employment agreements of Messrs. Sundaresh, Lowe and Noellert and Ms. Dotz also allow for the granting of stock options and stock awards under the 2004 Equity Incentive Plan as deemed appropriate by ADPT’s CEO and/or the Board. In addition, the employment agreement for Ms. Dotz provides for: (i) the payment of a $25,000 retention bonus on each of October 1, 2008 and April 1, 2009 if she is an active employee of us on those dates, (ii) an option to purchase 125,000 shares of our common stock at a price equal to the fair market value of our common stock on the date of grant, vesting with respect to 25% of the underlying shares on the first anniversary of Ms. Dotz’s hire date and with respect to the balance of the shares in equal quarterly installments over the following 36 months of service and (iii) a restricted stock award of 50,000 shares, 50% of which will vest on the first anniversary of her hire date and the remaining 50% of which will vest on the second anniversary of her hire date.

Mr. Sundaresh’s employment with us was terminated effective as of January 4, 2010. In connection with his termination, the Company and Mr. Sundaresh agreed upon the following severance arrangement in consideration of Mr. Sundaresh signing a general release in favor of us (collectively, the “Separation Agreement”): (1) a lump-sum severance payment equal to $460,000, less applicable taxes and withholdings; (2) reimbursement of COBRA premium benefit payments for up to one year or until January 31, 2011; (3) acceleration of 398,334 unvested stock options, which became immediately vested and exercisable on January 4, 2010; (4) the exercisability of all vested stock options on January 4, 2010 will be extended to the later of six months after a closing of a Sale of Operations or September 30, 2010, unless the term of the option expires prior to any of those dates; (5) acceleration of 50,000 unvested restricted stock awards on January 4, 2010; (6) cancellation of 175,000 unvested restricted stock units on January 4, 2010; and (7) reimbursement up to $10,000 for legal fees incurred in connection with negotiating the Separation Agreement.

In addition, Mr. Sundaresh entered into a Consulting Service Agreement with us dated as of December 21, 2009 (“Consulting Agreement”). The Consulting Agreement provides that Mr. Sundaresh will receive $500 per hour for services provided through December 31, 2010, and will also be reimbursed for reasonable expenses incurred in accordance with our policies and practices. The Consulting Agreement also provides for Mr. Sundaresh to receive additional compensation based on the achievement of specified objectives, including objectives related to the potential sale or other disposition of certain of our assets and business operations. The Separation Agreement and Consulting Agreement supersede all prior agreements, negotiations and discussions between the parties.

Mr. Noellert’s employment with us was terminated effective November 20, 2009. In connection with his termination, Mr. Noellert received: (1) a lump-sum payment equal to twelve months of his target annual earnings, less applicable taxes and withholdings; (2) a lump-sum payment equal to $12,000, less applicable taxes and withholdings; (3) reimbursement of COBRA benefit payments until November 30, 2010; (4) outplacement services valued at up to $5,000 and (5) reimbursement of $6,539 for legal fees incurred in connection with the termination.

Mr. Lowe’s employment with us was terminated effective March 5, 2010. In connection with his termination, Mr. Lowe received: (1) a lump-sum severance payment equal to $260,000, less applicable taxes and withholdings; (2) a targeted bonus payment equal to $130,000, less applicable taxes and withholdings; (3) reimbursement of COBRA benefit payments until March 31, 2011; and (4) outplacement services valued at up to $10,000.

Change of Control

As of March 31, 2010, the change of control arrangements of our executive officers, except for Mr. Quicke, our Interim President and CEO, with whom we do not have a change of control arrangement or agreement, are set forth in their employment agreements, and are as follows:

If within one year of a change of control (1) there is a material reduction of the annual base and target incentive compensation specified in his or her employment agreement to which he or she does not consent, (2) there is a failure of our successor after a change of control to assume his or her employment agreement, (3) his or her employment is terminated without cause by our successor, (4) there is a substantial change in his or her position or responsibility or (5) his or her position relocates to more than 25 additional commute miles (one way) and he or she elects to be terminated, then he or she will receive, upon signing a separation agreement and general release: (a) a one-time payment equal to his or her then-current annual base pay for Messrs. Lowe and Noellert (one and one-half times annual base pay in the case of Mr. Sundaresh and nine months of base pay for Ms. Dotz), (b) his or her then-current targeted bonus payout, (c) COBRA benefits for one year for Messrs. Sundaresh, Lowe and Noellert (nine months in the case of Ms. Dotz), (d) outplacement services not to exceed $10,000 for Messrs. Sundaresh and Lowe ($5,000 in the case of Ms. Dotz and Mr. Noellert), and (e) accelerated vesting of his or her stock options and restricted stock awards as provided for under the 2004 Equity Incentive Plan. The Agreements do not provide for any tax gross-ups.

Under our 1990 Stock Plan, 1999 Stock Plan and our 2004 Equity Incentive Plan, in the event of a change of control, any awards outstanding upon the date of such change of control will have “single trigger” vesting accelerated as of the date of such change of control as to an additional 25% of the unvested shares subject to such awards. We no longer make awards under our 1990 and 1999 Stock Plans. As discussed more fully below, the Committee determined during fiscal 2009, effective for awards made on or after October 23, 2008, to no longer make awards that provide for “single trigger” acceleration. However, the Committee left unchanged a provision in our 2004 Equity Incentive Plan providing that, if within 12 months following a change of control, an employee is terminated for any reason other than cause (a “double trigger”), such employee’s awards outstanding upon such change of control that are unexercisable and unvested on such date shall become 100% vested and exercisable. As discussed above, as a result of the change in the composition of the Board, a “change of control”, as defined in our 2004 Equity Incentive Plan, occurred for awards granted prior to October 23, 2008. As a result, (i) 25% of a participant’s unvested pre-October 23, 2008 awards vested and (ii) if an equity award recipient is involuntarily terminated prior to November 5, 2010, all remaining then unvested pre-October 23, 2008 awards will accelerate and be 100% vested and exercisable on such employee’s termination date. No “change of control” has occurred for awards granted on or after October 23, 2008.

The Committee eliminated the “single trigger” acceleration of vesting upon a change of control described above, effective for all awards on or after October 23, 2008. With this change and the three-year term limit, we believe our future executive severance and change of control practices are now more generally in line with those in place at other technology companies. We believe these change of control arrangements, the value of which are contingent on the value obtained in a change of control transaction, effectively create incentives for our executive team to build stockholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a significant component of each executive’s compensation. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that may appear to them to be less risky absent these arrangements. Except for the acceleration of a portion of the grants previously given to our executive officers as described above, our change of control arrangements for our executive officers are “double trigger,” meaning that acceleration of vesting does not occur upon a change of control unless the executive’s employment is terminated involuntarily (other than for cause) within 12 months following the transaction. We believe this structure strikes the appropriate balance between executive recruitment and retention, the needs of potential acquiring companies, who often place significant value on retaining an executive team, and our desire to contain the cost of any change of control to our stockholders.

Nonqualified Deferred Compensation

The ADPT Deferred Compensation Plan was terminated in fiscal 2008 resulting in the distributions of funds held under the plan during fiscal 2008 to the named executive officers who participated in the plan.

Compensation Risk Assessment

The Committee reviewed our employee compensation policies and practices and determined that such policies and practices, taken as a whole, are not likely to have a material adverse effect on us. The Committee review included all elements of employee compensation, with particular attention paid to our AIP and equity grants, which the Committee believes would be the elements of our compensation that would be most likely to lead to excessive risk taking. The Committee does not believe that the AIP has led to excessive risk taking for participating employees based in part upon the fact that maximum payments under such program are capped and non-financial corporate goals are also utilized to determine cash incentive payments. The Committee does not believe that equity grants to employees in the form of stock options subject to three-year vesting and three-year performance contingent stock have led to excessive risk taking primarily because such grants are designed to align recipient employees’ interests with the longer term financial performance of the Company, although the Committee regularly reviews these incentive instruments to ensure that their structure and terms continue to provide the proper incentives to management.

Consistent with the emerging trend to defer certain types of bonus payments to help ensure that a material portion of executive bonus compensation is dependent on subsequent events that confirm that the bonus was well founded, effectively tying these type of rewards more closely to the actual outcomes that stockholders experience, when the Committee recommended and the Board approved on June 17, 2010 a discretionary bonus for Mr. Quicke, our Interim President and CEO, 50% of the bonus award was deferred to December 31, 2010. Payment of the deferred portion of the bonus is subject to the Committee’s and the Board’s determination that the benefits expected from the sale of the DPS Business have been substantially realized by the Company. In light of the sale of the DPS Business (described under “Actions Taken After the Completion of Fiscal 2010”) and other changes to our operations, the Committee will be re-evaluating our compensation policies and procedures going forward. As part of this re-evaluation, the Committee also plans to consider the potential merits of early implementation of a clawback policy, consistent with the provisions in the recently signed Dodd-Frank Wall Street Reform and Consumer Protection Act.

Actions Taken After the Completion of Fiscal 2010

On May 18, 2010, the Committee approved a 4% increase to the annual base salary or annual target incentives for employees providing transitional services after the sale of our business of providing data storage hardware and software solutions and products (“DPS Business”) to PMC-Sierra, Inc., including the salary of Ms. Dotz, our CFO, retroactive to April 1, 2010. Effective April 1, 2010, Ms. Dotz annual base salary was $338,000.

On May 18, 2010, the Committee also agreed to modify and accelerate substantially all employee unvested stock-based awards, including those related to Ms. Dotz, our CFO. The acceleration of the stock-based awards occurred the earlier of (1) June 8, 2010, the date the Company consummated the Asset Purchase Agreement with PMC-Sierra, Inc. for the sale of certain assets and for PMC-Sierra to assume certain liabilities related to the DPS Business or (2) the date in which an employee was involuntarily terminated (other than for cause) as part of the actions we took related to its sale of the DPS Business. In addition, the Committee approved cash bonuses of approximately $2.8 million in lieu of certain unvested-stock-based awards that were not accelerated for all employees, including Ms. Dotz, our CFO, for which Ms. Dotz received a cash bonus of $0.1 million. The actions approved by the Committee did not impact stock-based awards previously granted to Mr. Quicke, our Interim President and CEO, in his capacity as a member of our Board.

In June 2010, Ms. Dotz also received $0.1 million bonus due to the amount of consideration received for the consummation of the sale of the DPS Business to PMC-Sierra on June 8, 2010 in relation to the awards granted to her in December 2009, in which the achievement of a Sale of Operations occurred in an amount greater than $20 million. As a result of the bonus payment, the awards granted in December 2009 were cancelled.

On June 17, 2010, the Board, upon the recommendation of the Committee, approved a discretionary cash bonus of $500,000 to Mr. Quicke, our Interim President and CEO, in connection with his successful efforts to consummate the sale of the DPS Business to PMC-Sierra. Of the $500,000 cash bonus, $250,000 was paid in July, and the remaining $250,000 is payable on December 31, 2010, upon the Company substantially realizing the benefit from the sale of the DPS Business and an effective transition following the disposition of the DPS Business.

Ms. Dotz employment with us will terminate effective September 30, 2010. In connection with her termination, Ms. Dotz will receive: (1) a lump-sum severance payment equal to nine months of her base pay, less applicable taxes and withholdings; (2) a targeted bonus payment equal to $169,000, less applicable taxes and withholdings; (3) reimbursement of COBRA benefit payments until June 30, 2011; and (4) outplacement services valued at up to $5,000. These terms are consistent with Ms. Dotz’s employment agreement and were offered in consideration of Ms. Dotz’s agreement to execute a release in favor of ADPT. In addition, on June 9, 2010, the Committee agreed to provide a service-based retention award of $75,000 to Ms. Dotz to ensure a smooth transition, contingent on Ms. Dotz continuing as our employee through September 30, 2010.

Executive Compensation Tables

Summary Compensation Table

The following table provides information with respect to the compensation earned during fiscal years 2008, 2009 and 2010 by our former CEO, our CFO, and our two other highest paid executive officers who were serving as executive officers during fiscal 2010. The table also includes information regarding the compensation paid to our Interim President and CEO during fiscal 2010 for serving in such capacity. We refer to these five executive officers as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)			Stock Awards ($)(1)		Option Awards ($)(1)		Non- Equity Incentive Plan Compen- sation ($)(2)			Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)(3)			Total ($)
Subramanian“Sundi” Sundaresh Former President and Chief Executive Officer(4)	2010 2009 2008	$ $ $	323,000 450,000 450,000	(5)	$ $ $	— — —		$ $ $	476,325 283,425 699,800	$ $ $	346,260 205,712 —	$ $ $	— 190,000 303,075		$ $ $	— — 29,927	$ $ $	523,399 29,223 26,976	(6)	$ $ $	1,668,984 1,158,360 1,509,778

John J. Quicke Interim President and Chief Executive Officer(7)	2010		$90,000			$—			$—		$—		$—			$—		$—			$90,000

Mary L. Dotz Vice President and Chief Financial Officer	2010 2009 2008	$ $ $	272,000 265,000 1,020	(5)	$ $ $	— 50,000 —	(8)	$ $ $	464,595 94,475 146,950	$ $ $	161,588 64,285 121,725	$ $ $	34,000 85,000 —		$ $ $	— — —	$ $ $	17,889 13,485 49		$ $ $	950,072 572,245 269,744

Marcus D. Lowe Former Vice President of Marketing and Business Development(9)	2010 2009 2008	$ $ $	216,000 260,000 260,000	(5)	$ $ $	— — 130,000	(10)	$ $ $	150,045 75,580 244,930	$ $ $	115,420 51,428 —	$ $ $	12,000 72,000 56,000		$ $ $	— — —	$ $ $	442,650 21,404 22,738	(11)	$ $ $	936,115 480,412 713,668

John Noellert Former Vice President of Worldwide Sales(12)	2010 2009 2008	$ $ $	133,000 217,000 211,700	(5)	$ $ $	— — 103,333	(10)	$ $ $	196,478 94,475 174,950	$ $ $	138,504 64,285 —	$ $ $	49,440 77,800 71,300	(13) (13) (13)	$ $ $	— — —	$ $ $	348,411 20,975 21,870	(14)	$ $ $	865,833 474,535 583,153

(1)	The amounts shown in these columns do not reflect dollar amounts actually received by the executive officer. Instead, these amounts reflect the grant date fair value for stock options and awards granted in each respective fiscal year, which was determined pursuant to Accounting Standards Codification Topic 718 and do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the stock options and awards.

(2)	The amounts shown in this column represent payments made pursuant to the terms of our ADPT Incentive Plan and, with respect to Mr. Sundaresh, also include a performance bonus of $112,500 for fiscal 2008 pursuant to the terms of his incentive performance agreement entered into on August 31, 2007. For more information regarding our ADPT Incentive Plan, see “Compensation Discussion and Analysis—Executive Bonus Incentive Program.”

(3)	The amounts shown in this column consist of one or more of the following: health and life insurance premiums paid by ADPT, an automobile allowance, matching contributions made to the officer’s 401(K) plan, medical reimbursement, financial planning services, employee stock purchase plan disqualifying dispositions, payout of accrued vacation and severance payments made to former executive officers in fiscal 2010.

(4)	As discussed above, Mr. Sundaresh’s employment with us was terminated effective January 4, 2010.

(5)	As discussed above, the amounts reflect a 10% temporary reduction in annual base salaries from April 1, 2009 to December 31, 2009. Ms. Dotz also received an increase in her annual base salary to $325,000, effective December 16, 2009.

(6)	The amounts shown represent a severance payment of $460,000 as a result of Mr. Sundaresh’s termination with us and include a payment of $35,197 representing vacation time earned but unused and payments of $28,202 made for health and life insurance premiums, automobile allowance, financial planning and 401(K) matching.

(7)

Mr. Quicke was appointed as Interim President and CEO effective January 4, 2010, and under his current compensation arrangement, he receives $30,000 per month in this role as long as he continues to serve in such position. This is in addition to the compensation he received as a non-executive board member, which is reflected in the Director Compensation Table below. Mr. Quicke does not participate in the benefit programs generally available to all salaried employees of the Company and is not eligible to participate in the AIP. In addition, Mr. Quicke received no Equity-Based Long Term Incentive Compensation for his role as Interim President and CEO, but does receive equity awards for his services as a Board member on the same basis as all non-executive Board members.

(8)	The amount shown represents two $25,000 retention payments pursuant to the terms in her employment agreement that we entered into on March 19, 2008.

(9)	As discussed above, Mr. Lowe’s employment with us was terminated effective March 5, 2010.

(10)	The amounts shown represent retention bonuses paid pursuant to the terms of retention agreements that we entered into with these executive officers on August 14, 2007.

(11)	The amounts shown represent a severance payment of $390,000 as a result of Mr. Lowe’s termination with us, a payment of $35,184 representing vacation time earned but unused and payments of $17,466 made for health and life insurance premiums and automobile allowance and 401(K) matching.

(12)	As discussed above, Mr. Noellert’s employment with us was terminated effective November 20, 2009.

(13)	Mr. Noellert was not eligible to participate in the AIP, as his target bonus payment was tied to sales achievement. The amounts shown represent commissions paid to Mr. Noellert.

(14)	The amounts shown represent a severance payment of $322,000 as a result of Mr. Noellert’s termination with us, a payment of $8,572 representing vacation time earned but unused and payments of $17,839 made for health and life insurance premiums and automobile allowance.

Grants of Plan-Based Awards

The following table provides certain information with respect to grants of awards made to the named executive officers during fiscal 2010. The table also provides information with regard to cash bonuses for fiscal 2010 under our performance-based, non-equity incentive plan to the named executive officers.

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards(4)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Subramanian “Sundi” Sundaresh(5)	— 04/02/2009 08/03/2009 08/03/2009	$ $ $ $	— — — —	$ $ $ $	382,500 — — —	$ $ $ $	765,000 — — —	— — — —	— 100,000 75,000 —	— — — —	— — — —	— — — 300,000	$ $ $ $	— — — 2.86	$ $ $ $	— 261,900 214,425 346,260

John J. Quicke(6)	—		$—		$—		$—	—	—	—	—	—		$—		$—

Mary L. Dotz	— 04/01/2009 08/03/2009 08/03/2009 12/16/2009	$ $ $ $ $	— — — — —	$ $ $ $ $	147,500 — — — —	$ $ $ $ $	295,000 — — — —	— — — — —	— 45,000 35,000 — 37,500	— — — — 75,000	— — — — —	— — — 140,000 —	$ $ $ $ $	— — — 2.86 —	$ $ $ $ $	— 117,855 100,065 161,588 246,675

Marcus D. Lowe(7)	— 04/01/2009 08/03/2009 08/03/2009	$ $ $ $	— — — —	$ $ $ $	120,000 — — —	$ $ $ $	240,000 — — —	— — — —	— 30,000 25,000 —	— — — —	— — — —	— — — 100,000	$ $ $ $	— — — 2.86	$ $ $ $	— 78,570 71,475 115,420

John Noellert(8)	04/01/2009 08/03/2009 08/03/2009	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	— — —	45,000 27,500 —	— — —	— — —	— — 120,000	$ $ $	— — 2.86	$ $ $	117,855 78,623 138,504

(1)	The amounts shown in these columns represent potential cash payments to be earned under the AIP.

(2)	The amounts shown in these columns represent awards granted to Ms. Dotz and Messrs. Sundaresh, Lowe and Noellert, which vest upon achievement of specified objectives during the period beginning from the applicable grant date and ending on March 31, 2012. The awards granted to Ms. Dotz on December 16, 2009 vest upon achievement of specified objectives, including objectives related to the potential sale or other disposition of certain assets of the Company and its business operations. The awards granted to Messrs. Sundaresh, Lowe and Noellert were cancelled on each of their respective employment termination dates.

(3)	The amounts shown in this column represent stock options granted to Ms. Dotz and Messrs. Sundaresh, Lowe and Noellert vest with respect to 8.33% of the underlying shares at the end of each three-month period such that the stock options would be fully vested on August 3, 2012. However, with respect to Messrs. Sundaresh, such options fully accelerated as a result of his termination of employment with us.

(4)	The amounts shown in these columns do not reflect dollar amounts actually received by the executive officer. Instead, these amounts reflect the grant date fair value for each of the indicated stock options and awards, which was determined pursuant to Accounting Standards Codification Topic 718 and do not reflect whether the named executive officer has actually realized or will realize a financial benefit from the stock options and awards. For additional information on the valuation assumptions underlying the grant date fair value of these stock options and awards, see Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2010.

(5)	As discussed above, Mr. Sundaresh’s employment with us was terminated effective January 4, 2010.

(6)	Mr. Quicke did not receive any equity awards in connection with becoming our Interim President and CEO nor his services rendered in such capacity. All equity awards granted to Mr. Quicke were received as a director and are reflected in the Director Compensation Table below.

(7)	As discussed above, Mr. Lowe’s employment with us was terminated effective March 5, 2010.

(8)	As discussed above, Mr. Noellert’s employment with us was terminated effective November 20, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to each unexercised stock option and unvested restricted stock award held by the named executive officers as of March 31, 2010.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Subramanian “Sundi” Sundaresh(2)	300,000 100,000 150,000 150,000 160,000 300,000	— — — — — —		$ $ $ $ $ $	3.65 3.45 4.24 4.48 3.78 2.86	12/08/2010 09/19/2010 12/08/2010 12/08/2010 12/08/2010 12/08/2010	— — — — — —		$ $ $ $ $ $	— — — — — —	— — — — — —		$ $ $ $ $ $	— — — — — —
Total	1,160,000	—					—			$—	—			$—

John J. Quicke(3)	—	—			$—	—	—			$—	—			$—

Mary L. Dotz	85,727 35,713 23,332	39,273 14,287 116,668	(4) (7) (8)	$ $ $	2.94 3.78 2.86	03/31/2015 08/04/2015 08/03/2016	10,.416 — —	(5)	$ $ $	34,060 — —	45,000 35,000 —	(6) (6)	$ $ $	147,150 114,450 —

Total	144,772	170,228					10,416			$34,060	80,000			$261,600

Marcus D. Lowe(9)	100,000 80,000 50,000 50,000 40,000 8,333	— — — — — —		$ $ $ $ $ $	4.17 3.45 4.24 4.48 3.78 2.86	06/05/2010 06/05/2010 06/05/2010 06/05/2010 06/05/2010 06/05/2010	— — — — — —		$ $ $ $ $ $	— — — — — —	— — —		$ $ $ $ $ $	— — — — — —

Total	328,333	—					—			$—	—			$—

John Noellert(10)	—	—			$—	—	—			$—	—			$—

(1)	The market value of the shares of restricted stock that have not yet vested was calculated based on the closing trading price for our common stock on The NASDAQ Global Market on March 31, 2010 of $3.27 per share. The amounts shown in these columns do not reflect dollar amounts actually received by the applicable executive officer.

(2)	As discussed above, Mr. Sundaresh’s employment with us was terminated effective January 4, 2010. In connection with his termination, all unvested stock options became immediately vested and exercisable as of January 4, 2010. The period in which Mr. Sundaresh can exercise his stock options was extended until the later of (i) six months after a Sale of Operations or (ii) September 30, 2010; provided, however, that the stock options granted on September 19, 2005 for an aggregate of 100,000 shares of our common stock shall in no event extend beyond September 19, 2010.

(3)	Mr. Quicke did not receive any equity awards in connection with becoming our Interim President and CEO or on account of his services rendered in such capacity. All equity awards granted to Mr. Quicke were received as a director and are reflected in the Director Compensation Table below.

(4)	This option vested with respect to 25% of the underlying shares on March 31, 2009 and thereafter vested and will continue to vest with respect to an additional 6.25% of the underlying shares at the end of each subsequent three-month period such that the option will be fully vested on March 31, 2012. As discussed above, as a result of the change in the composition of the Board, a “change of control,” as defined in our 2004 Equity Incentive Plan, occurred for stock-based awards granted prior to October 23, 2008. As a result, on December 16, 2009, the Company accelerated 25% of the total stock options that were not vested as of such date originally granted on March 31, 2008, not to exceed the unvested stock options as of November 6, 2009, as per the provisions of the 2004 Equity Incentive Plan.

(5)	These shares of restricted stock vested with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010. As discussed above, as a result of the change in the composition of the Board, a “change of control,” as defined in our 2004 Equity Incentive Plan, occurred for stock-based awards granted prior to October 23, 2008, and, as a result, on December 16, 2009, 25% of the total restricted stock originally granted on August 4, 2008 accelerated, not to exceed the unvested restricted stock as of November 6, 2009, as per the provisions of the 2004 Equity Incentive Plan.

(6)	These shares of restricted stock vest upon achievement of specified objectives during the period beginning from applicable date of grant and ending on March 31, 2012.

(7)	This option vests with respect to 8.33% of the underlying shares at the end of each three-month period such that the option will be fully vested on August 4, 2011. As discussed above, as a result of the change in the composition of the Board, a “change of control,” as defined in our 2004 Equity Incentive Plan, occurred for stock-based awards granted prior to October 23, 2008. As a result, on December 16, 2009, the Company accelerated 25% of the total stock options originally granted on August 4, 2008, not to exceed the unvested stock options as of November 6, 2009, as per the provisions of the 2004 Equity Incentive Plan.

(8)	These shares of restricted stock vested with respect to 33.33% of the underlying shares on August 4, 2009, with the remainder of the shares vesting on August 4, 2010. As discussed above, as a result of the change in the composition of the Board, a “change of control,” as defined in our 2004 Equity Incentive Plan, occurred for stock-based awards granted prior to October 23, 2008. As a result, on December 16, 2009, the Company accelerated 25% of the total restricted stock originally granted on August 4, 2008, not to exceed the unvested restricted stock as of November 6, 2009, as per the provisions of the 2004 Equity Incentive Plan.

(9)	As discussed above, Mr. Lowe’s employment with us was terminated effective March 5, 2010. In connection with his termination, all of his unexercisable stock options have terminated, his exercisable stock options will expire if not exercised by June 5, 2010, and all of his unvested shares of restricted stock and restricted stock units were forfeited on March 5, 2010.

(10)	As discussed above, Mr. Noellert’s employment with us was terminated effective November 20, 2009. In connection with his termination, all of his unexercisable stock options have terminated, his exercisable stock options expired unexercised on February 20, 2010, and all of his unvested shares of restricted stock and restricted stock units were forfeited on November 20, 2009.

Option Exercises and Stock Vested

The following table provides information regarding stock options exercised by the named executive officers during fiscal 2010 and restricted stock awards held by the named executive officers that vested during fiscal 2010.

	Stock Options			Stock Awards
Name	Number of Shares Acquired On Exercise ($)	Value Realized On Exercise(1)		Number of Shares Acquired On Vesting ($)		Value Realized On Vesting(2)
Subramanian “Sundi” Sundaresh	— — —	$ $ $	— — —	25,000 100,000 50,000	(3) (4) (5)	$ $ $	72,500 304,000 172,500

John J. Quicke (6)	—		$—	—			$—

Mary L. Dotz	— — — —	$ $ $ $	— — — —	8,334 12,500 6,250 12,500	(7) (8) (9) (10)	$ $ $ $	24,169 41,125 20,563 40,875

Marcus D. Lowe	8,333 — — —	$ $ $ $	27,366 — — —	6,667 35,000 5,000 8,333	(11) (12) (13) (14)	$ $ $	19,334 106,400 16,450 26,499

John Noellert	10,000 — — —	$ $ $ $	32,500 — — —	8,334 25,000 10,416 6,250	(15) (16) (17) (18)	$ $ $ $	24,169 76,000 34,269 20,563

(1)	The dollar amount shown reflects the number of stock options exercised multiplied by the difference between the per-share closing price of our common stock on the date of exercise and the exercise price per share of the stock options.

(2)	The dollar amount shown reflects the number of shares of restricted stock vested multiplied by the per share closing price of our common stock on the vesting date. The shares of restricted stock that vested during fiscal 2010, which is described in the following footnotes, was based upon the closing price of our common stock on The NASDAQ Global Market of $2.90 per share on August 4, 2009, $3.04 per share on August 24, 2009, $3.29 per share on December 16, 2009, $3.45 per share on January 4, 2010, $3.18 per share on March 5, 2010 and $3.27 per share on March 31, 2010.

(3)	On August 4, 2009, the shares of restricted stock vested. However, we retained 8,935 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received 16,065 shares.

(4)	On August 24, 2009, the shares of restricted stock vested. However, we retained 35,739 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received 64,261 shares.

(5)	On January 4, 2010, the shares of restricted stock vested. However, we retained 20,416 of the shares to satisfy the income tax obligations of Mr. Sundaresh. As a result he received 29,584 shares.

(6)	Mr. Quicke did not receive any equity awards in connection with becoming our Interim President and CEO or on account of his services rendered in such capacity. All equity awards granted to Mr. Quicke were received as a director and are reflected in the Director Compensation Table below.

(7)	On August 4, 2009, the shares of restricted stock vested. However, we retained 2,979 of the shares to satisfy the income tax obligations of Ms. Dotz. As a result she received 5,355 shares.

(8)	On December 16, 2009, the shares of restricted stock vested as a result of a “change of control,” as defined in our 2004 Equity Incentive Plan due to a change in the composition of the Board, as discussed above. However, we retained 4,584 of the shares to satisfy the income tax obligations of Ms. Dotz. As a result she received 7,916 shares.

(9)	On December 16, 2009, the shares of restricted stock vested as a result of the change in the composition of the Board, as discussed above. However, we retained 2,292 of the shares to satisfy the income tax obligations of Ms. Dotz. As a result she received 3,958 shares.

(10)	On March 31, 2010, the shares of restricted stock vested. However, we retained 5,018 of the shares to satisfy the income tax obligations of Ms. Dotz. As a result she received 7,482 shares.

(11)	On August 4, 2009, the shares of restricted stock vested. However, we retained 2,383 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result, he received 4,284 shares.

(12)	On August 24, 2009, the shares of restricted stock vested. However, we retained 12,509 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result, he received 22,491 shares.

(13)	On December 16, 2009, the shares of restricted stock vested as a result of a “change of control,” as defined in our 2004 Equity Incentive Plan due to a change in the composition of the Board, as discussed above. However, we retained 1,834 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result, he received 3,166 shares.

(14)	On March 5, 2010, the shares of restricted stock vested as a result of a “change of control,” as defined in our 2004 Equity Incentive Plan due to a change in the composition of the Board, as discussed above. However, we retained 3,648 of the shares to satisfy the income tax obligations of Mr. Lowe. As a result, he received 4,685 shares.

(15)	On August 4, 2009, the shares of restricted stock vested. However, we retained 2,204 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result, he received 6,130 shares.

(16)	On August 24, 2009, the shares of restricted stock vested. However, we retained 6,611 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result, he received 18,389 shares.

(17)	On December 16, 2009, the shares of restricted stock vested as a result of as a result of a “change of control,” as defined in our 2004 Equity Incentive Plan due to a change in the composition of the Board, as discussed above. However, we retained 2,755 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result, he received 7,661 shares.

(18)	On December 16, 2009, the shares of restricted stock vested as a result of as a result of a “change of control,” as defined in our 2004 Equity Incentive Plan due to a change in the composition of the Board, as discussed above. However, we retained 1,653 of the shares to satisfy the income tax obligations of Mr. Noellert. As a result, he received 4,597 shares.

Potential Payments upon Termination or Change of Control

The following table describes the potential payments and benefits upon termination of our named executive officers’ employment before or after a change of control of us, calculated as if each officer’s employment terminated as of March 31, 2010. For purposes of valuing the severance and vacation payout payments in the table below, we used each officer’s base salary rate in effect on March 31, 2010, and the number of accrued but unused vacation days on March 31, 2010.

Name	Benefits	Termination without Cause prior to Change of Control		Termination without Cause or a Constructive Termination within One Year after a Change of Control(1)
Subramanian “Sundi” Sundaresh(2)			$—		$—

John J. Quicke(3)			$—		$—

Mary L. Dotz	Severance Bonus Equity Acceleration(4) Cobra Premium(5) Vacation Payout Perquisites(6)	$ $ $ $ $ $	243,750 — — 5,353 5,723 5,000	$ $ $ $ $ $	243,750 162,500 356,454 5,353 5,723 5,000
	Total Value		$259,826		$778,780

Marcus D. Lowe(7)			$—		$—

John Noellert(8)			$—		$—

(1)	A “constructive termination” event is (1) a material reduction of the annual base and target incentive compensation specified in the officer’s employment agreement to which he does not consent, (2) a failure of ADPT’s successor after a change of control to assume the officer’s employment agreement, (3) a substantial change in the officer’s position or responsibility or (4) the officer’s position relocates to more than 25 additional commute miles (one way).

(2)	As discussed above, Mr. Sundaresh’s employment with us terminated effective January 4, 2010.

(3)	As discussed above, Mr. Quicke did not request or receive an employment agreement or a change of control agreement with us with respect to his services as our Interim President and CEO. As a result, Mr. Quicke will not receive any potential payments or benefits upon termination before or after a change of control as serving as our Interim President and CEO.

(4)	Under our 1990 Stock Plan, 1999 Stock Plan and 2004 Equity Incentive Plan, if within 12 months following a “change of control,” which occurred on November 6, 2009, an employee is terminated by the successor employer for any reason (a “double trigger”), such employee’s outstanding awards that are not yet exercisable and vested on the date of such change of control shall become 100% vested and exercisable. The value of the equity acceleration was calculated based on the assumption that the change of control occurred and the officer’s employment terminated on March 31, 2010, and that the fair market value per share of our common stock on that date was $3.27, which was the closing trading price of our common stock on The NASDAQ Global Market on March 31, 2010. The value of option vesting acceleration was calculated by multiplying the number of unvested shares subject to acceleration by the difference between $3.27 and the exercise price per share of the accelerated option. The value of stock vesting acceleration was calculated by multiplying the number of unvested shares by $3.27. As discussed under “Actions Taken After the Completion of Fiscal 2010,” the equity awards whose value is represented in this table were accelerated on June 8, 2010 at the fair market value of $3.03.

(5)	COBRA payout amounts are estimated based on the monthly premium.

(6)	Perquisites consist of outplacement services through the use of a company or consultant in an amount not to exceed to the values shown in the table.

(7)	As discussed above, Mr. Lowe’s employment with us terminated effective March 5, 2010.

(8)	As discussed above, Mr. Noellert’s employment with us was terminated effective November 20, 2009.

As discussed above, Messrs. Sundaresh, Lowe and Noellert ceased employment with us in fiscal 2010. See “Employment Contracts” above for a discussion regarding Messrs. Sundaresh’s, Lowe’s, and Noellert’s separation from the Company.

Director Compensation

Overview

During fiscal 2010, Mr. Sundaresh, our former CEO, received no additional or special compensation for also serving as a director. Our non-employee directors receive a combination of cash and equity compensation for serving on our Board. In addition, we reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition to his compensation as a non-executive member of our Board, Mr. Quicke received $30,000 per month for his service as our Interim President and CEO.

Effective September 4, 2009, the Board confirmed the appointment of Joseph S. Kennedy as Chairman of the Board and approved his full duties and compensation. However, as a result of the successful consent solicitation by the Steel Group, Mr. Kennedy resigned from our Board, effective November 6, 2009. On November 2, 2010, the Board confirmed the appointment of Mr. Howard as Chairman of the Board. The Chairman of the Board collaborates with and assists management, on behalf of the Board, in connection with development of our financial and operating plan and our strategic and product plans. Mr. Howard will also review and evaluate, on behalf of the Board, the functioning and capabilities of our management team and our operations, and perform the duties normally incident to the role of Chairman.

Cash Compensation

In fiscal 2010, our non-employee directors (including Mr. Quicke) received (1) an annual cash retainer of $26,000 paid at the rate of $6,500 per fiscal quarter, (2) a per-meeting fee of $2,000 for each Board meeting attended (either in person or by telephone); provided, however, the Chairman of the Board may designate a given meeting as a $1,000-reduced-fee meeting and (3) a per-meeting retainer of $1,200 for each Board committee meeting attended that the Chairman of the committee designates a formal meeting; provided, however, a Committee Chairman may designate a committee meeting as a $600-reduced-fee meeting. In addition, (1) the Chairman of the Board was entitled to receive an annual retainer of $10,000 and (2) the Chairmen of the Audit, Compensation and Governance and Nominating Committees were entitled to receive an annual retainer of $10,000, $7,000 and $4,500, respectively, and other members of such committees receive one-half of the retainer that the Chairman of such committee receives. The Board retainer and all Board and committee meeting fees are paid quarterly. Board Chairman and the Chairman of the committee cash retainers are paid annually, at the end of the fiscal year, and are prorated in the event of partial-year service.

In May 2009, the Board formed a committee consisting of Messrs. Castor, Kennedy and Ruisi to review and explore the strategic alternatives of the Company, which was called the Strategic Committee. Subsequently, Mr. Howard was added to the Strategic Committee. At a special meeting of the Board held on November 16, 2009, the Strategic Committee was dissolved, effective immediately. However, in December 2009, the Board formed a second Strategic Committee, consisting of Messrs. Ruisi, Castor and Howard, with Mr. Ruisi serving as the Chairman of the Strategic Committee, in order to review and explore strategic alternatives of the Company, including the evaluation and negotiation of a possible sale of our assets and operations. Our Board approved compensation for members of the Strategic Committee in the amount of $500 per hour spent in connection with their service on the Strategic Committee, up to a maximum amount payable of $50,000 per member. In addition, members of the Strategic Committee were entitled to reimbursement of all costs incurred by such members in connection with their service on the Strategic Committee. On June 17, 2010, the Board approved the dissolution of the Strategic Committee as it has fulfilled its charter with the Sale of Operations. The Board also approved a $10,000 cash award to Mr. Ruisi for his service as Chairman of the Strategic Committee.

Equity Compensation

Our 2006 Director Plan is a “discretionary” plan and does not provide for automatic granting of options and other equity awards to our non-employee directors. Instead, our Board approves equity awards under that plan. Our compensation program practice for non-employee directors provided for an initial award of options to purchase 32,500 shares of our common stock and 16,250 shares of restricted stock upon becoming a member of our Board; the option grant and restricted stock vests 33% on the one-year anniversary of service with us and quarterly thereafter of 8.33% and are fully vested at the end of three years. Continuing directors received annual awards of options to purchase 12,500 shares of our common stock that vest quarterly over one year and 6,250 shares of restricted stock that fully vest on the earlier of 12 months from the date of grant or the next annual stockholders meeting.

In May 2009, our Board agreed to change the annual equity award for continuing directors to grants of options to purchase 12,500 shares of our common stock that vest quarterly over one year (and will vest in full at the next annual stockholder meeting if not already fully vested) and 12,500 shares of restricted stock which fully vest on the earlier of the next annual stockholders meeting or 12 months after the date of grant. Initially this change was to be effective at the stockholders meeting previously scheduled for November 2009, however due to the cancellation of such meeting, our Board approved, at a meeting held December 16, 2009, grants of 12,500 shares of restricted stock and options to purchase 12,500 shares of our common stock to members of our Board. Our Board approved a modified vesting schedule for these awards. The restricted stock will vest on the earlier of 12 months after the date of grant or the date the applicable director ceases to be a member of our Board. The stock options will vest on the earlier of the applicable date the director ceases to be a member of our Board, or in four equal quarterly installments, with the first of such installments occurring on March 16, 2010, such that the options will be fully vested on the earlier of December 16, 2010 or the date the applicable director ceases to be a member of our Board. In February 2010, our Board also approved and modified the vesting schedule for any previous unvested stock options and shares of restricted stock and restricted stock units such that the vesting would accelerate on the date the applicable director ceases to be a member of our Board. The initial grant for new directors remains unchanged, and is described above.

Equity awards and vesting schedules are subject to change by the Committee with approval by the Board.

Director Compensation Table

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Sundaresh, who received no additional compensation for his service on our Board prior to his removal from the Board) for some portion or all of fiscal 2010. Other than as set forth in the table and the footnotes thereto and in the narrative above, we did not pay any fees, make any equity or non-equity awards, or pay any other compensation to our directors during fiscal 2010.

		Equity Awards(8)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All other Compensation ($)	Total ($)
Jon S. Castor	$95,600	$15,706	(2)	$41,113	(3)	$—	$152,419
Jack L. Howard	$79,542	$15,706	(2)	$41,113	(3)	$—	$136,361
Joseph S. Kennedy(4)	$43,138	$—		$—		$—	$43,138
Robert J. Loarie(5)	$47,125	$—		$—		$—	$47,125
John Mutch	$74,477	$15,706	(2)	$41,113	(3)	$—	$131,296
John J. Quicke(6)	$68,279	$15,706	(2)	$41,113	(3)	$—	$125,098
Lawrence J. Ruisi	$84,738	$15,706	(2)	$41,113	(3)	$—	$141,557
Douglas E. Van Houweling(7)	$49,075	$—		$—		$—	$49,075

(1)	The amounts shown in these columns do not reflect dollar amounts actually received by the Board member. Instead, these amounts reflect the grant date fair value for stock options and awards granted in each respective fiscal year, which was determined pursuant to Accounting Standards Codification Topic 718 and do not reflect whether the Board member has actually realized or will realize a financial benefit from the stock options and awards.

(2)	We awarded each of Messrs. Castor, Howard, Mutch, Quicke and Ruisi, 12,500 shares of restricted stock on December 16, 2009. These awards will become fully vested on the earlier of December 16, 2010 or the date the applicable director ceases to be a member of our Board.

(3)	We granted each to Messrs. Castor, Howard, Mutch, Quicke and Ruisi options to purchase 12,500 shares of our common stock on December 16, 2009. These options vested with respect to 25% of the shares covered by the option on a quarterly basis (with the first vesting date being March 16, 2010) such that the options will become fully vested on the earlier of December 16, 2010 or the date the applicable director ceases to be a member of our Board.

(4)	Mr. Kennedy resigned from our Board effective November 6, 2009.

(5)	Mr. Loarie was removed from our Board effective October 30, 2009.

(6)	The amounts shown above for Mr. Quicke reflect only compensation awarded, earned or paid in his role as a director. This is in addition to the compensation he received as our Interim President and CEO, which is reflected in the Summary Compensation Table above.

(7)	Mr. Van Houweling resigned from our Board effective December 14, 2009.

(8)	The below table sets forth the number of shares of restricted stock or restricted stock units and the number of shares underlying stock options or Stock Appreciation Rights (“SARs”) held by each of the persons serving as directors at March 31, 2010. Of the below listed directors, only Messrs. Howard and Quicke held SARs at March 31, 2010. Of the 57,500 shares indicated as subject to Options or SARs with respect to Messrs Howard and Quicke, 32,500 shares of common stock are subject to SARs that will settle in cash upon exercise of the SAR.

Name	Shares of Restricted Stock or Restricted Stock Unit Awards	Number of Shares Subject to Options or SARS
Jon S. Castor	12,500	74,966
Jack L. Howard	16,563	57,500
Joseph S. Kennedy	—	—
Robert J. Loarie	—	—
John Mutch	16,563	57,500
John J. Quicke	16,563	57,500
Lawrence J. Ruisi	21,979	45,000
Douglas E. Van Houweling	—	—

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Jon S. Castor (Chair), Jack L. Howard and John Mutch. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the Board or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report1

The members of the Compensation Committee noted below have reviewed and discussed the Compensation Discussion and Analysis section set forth above with management and, based on such review and discussion, the members of the Compensation Committee noted below recommended to the Board that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE Jon S. Castor, Chair Jack L. Howard John Mutch

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of our common stock as of July 26, 2010 by (a) each beneficial owner of 5% or more of our outstanding common stock known to us, (b) each of our directors, (c) each of our “named executive officers” listed in the Summary Compensation Table above and (d) all of our current directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on 120,311,513 shares of our common stock outstanding as of July 26, 2010. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated in the footnotes to the table below, each beneficial owner listed below maintains a mailing address of c/o ADPT Corporation, 691 South Milpitas Boulevard, Milpitas, California 95035.

1	The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, expect to the extent specifically incorporated by referenced therein.

The number of shares beneficially owned by each stockholder is determined under SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days after July 26, 2010, including through the exercise of any equity award. The “Percentage of Shares” column treats as outstanding all shares underlying equity awards that are exercisable within 60 days after July 26, 2010 held by the stockholder, but not shares underlying equity awards that are exercisable by other stockholders.

	ADPT Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares(1)	Percentage of Shares Outstanding
Directors and Named Executive Officers:
Jon S. Castor	115,574	*
Jack L. Howard	70,416	*
John Mutch	86,666	*
John J. Quicke	70,416	*
Lawrence J. Ruisi	57,083	*
Mary L. Dotz	50,000	*
Marcus D. Lowe(2)	8,047	*
Subramanian “Sundi” Sundaresh(3)	1,328,345	1.10%
John Noellert(4)	16,666	*
Directors, executive officers and director nominees as a group (9 persons)(5)	1,803,213	1.50%
5% Stockholders:
Steel Partners II, L.P.(6)	31,624,020	26.29%
Dimensional Fund Advisors, L.P.(7)	10,201,718	8.48%
BlackRock, Inc.(8)	9,052,846	7.52%
Renaissance Technologies LLC(9)	8,152,666	6.78%

*	Less than 1% ownership.

(1)	Includes the following shares that may be acquired upon exercise of stock options granted under our stock option plans within 60 days after July 26, 2010, and the following shares of restricted stock that will not vest within 60 days of July 26, 2010:

Name	Number of Shares Subject to Options	Shares of Restricted Stock Units
Jon S. Castor	71,841	12,500
Jack L. Howard	51,666	12,500
John Mutch	51,666	13,855
John J. Quicke	51,666	12,500
Lawrence J. Ruisi	28,333	19,271
Mary L. Dotz	50,000	—
Marcus D. Lowe	—	—
Subramanian “Sundi” Sundaresh	1,060,000	—
John Noellert	—	—

(2)	Mr. Lowe served as our Vice President of Marketing and Business Development during fiscal 2010 and until his employment with us was terminated effective March 5, 2010. Mr. Lowe’s share ownership is based solely on information maintained by us through March 5, 2010.

(3)	Mr. Sundaresh served as our President and CEO and as a member of our Board during fiscal 2010. Mr. Sundaresh was removed from our Board effective October 30, 2009 and his employment with us was terminated effective January 4, 2010. The information included with respect to Mr. Sundaresh’s share ownership is based solely on information maintained by us through January 4, 2010.

(4)	Mr. Noellert served as our Vice President of Worldwide Sales during fiscal 2010 and until his employment with us was terminated effective November 20, 2009. The information included with respect to Mr. Noellert’s share ownership is based solely on information maintained by us through November 20, 2009.

(5)	Includes shares beneficially owned by all of current directors and executive officers as of July 26, 2010 and each of our director nominees set forth above.

(6)	Steel Partners II, L.P. (“Steel Partners II”) reported that it had shared voting and dispositive power over 31,624,020 shares. Steel Partners Holdings L.P. (“Steel Holdings”) is the sole limited partner of Steel Partners II. Steel Partners LLC (“Partners LLC”) is the manager of Steel Partners II and Steel Holdings. Steel Partners II GP LLC (“Steel Partners GP”) is the general partner of Steel Partners II and Steel Holdings. Warren G. Lichtenstein is the manager of Partners LLC and the managing member of Steel Partners GP. By virtue of these relationships, Steel Holdings, Partners LLC, Steel Partners GP and Warren G. Lichtenstein may be deemed to have shared power to vote and dispose of the 31,624,020 shares owned directly by Steel Partners II. Steel Partners II’s address is 590 Madison Avenue, 32nd Floor, New York, New York 10022. All information regarding Steel Partners II is based solely upon the Form 4 filed with the SEC on July 22, 2010.

(7)	Dimensional Fund Advisors, L.P. (“Dimensional”) reported that it had sole voting power with respect to 10,042,918 shares and sole dispositive power with respect to 10,201,718 shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are collectively referred to as the “Funds”). All of the shares are owned of record by the Funds. Dimensional’s address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. All information regarding Dimensional is based solely upon its Amendment No. 3 to Schedule 13G filed by it with the SEC on February 8, 2010.

(8)	BlackRock, Inc. (“BlackRock”) reported that it had sole voting and dispositive power with respect to 9,052,846 shares. The address of BlackRock is 40 East 52nd Street, New York, New York 10022. All information regarding BlackRock is based solely upon the Schedule 13G filed by it with the SEC on January 29, 2010.

(9)	Renaissance Technologies LLC (“Renaissance”) reported that it had sole voting power with respect to 7,974,225 shares, sole dispositive power with respect to 8,114,638 shares and shared dispositive power with respect to 38,028 shares. Renaissance’s address is 800 Third Avenue, 33rd floor, New York, New York 10022. All information regarding Renaissance is based solely upon Amendment No. 2 to Schedule 13G filed by it with the SEC on February 12, 2010.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2010 regarding equity awards under our 2004 Equity Incentive Plan, Snap Appliance, Inc. 2002 Stock Option and Restricted Stock Purchase Plan, Broadband Storage, Inc. 2001 Stock Option and Restricted Stock Purchase Plan, 2000 Nonstatutory Stock Option Plan, 1999 Stock Plan, Eurologic Systems Group Limited 1998 Share Option Plan, 2006 Director Option Plan, 2000 Director Option Plan, and any amendments to such plans:

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,593,922	$3.00	15,426,566	(1)
Equity compensation plans not approved by security holders(2)	5,937	$5.15	—

Total	6,599,859	$3.00	15,426,566

(1)	Of these shares, 13,856,396 shares are available for issuance under our 2004 Equity Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock, stock awards and restricted stock units, and 1,570,170 shares remain available for issuance under our 2006 Director Plan. Of the shares available for issuance under our 2006 Director Plan, a maximum of 600,000 shares in the aggregate may be issued as restricted stock or restricted stock units.

(2)	Includes options to purchase 1,232,491 shares of our common stock issued under the Snap Appliance and Broadband Storage stock option plans that we assumed in connection with the acquisition of Snap Appliance in July 2004, after giving effect to the exchange ratio for such acquisition. Of these options to purchase 1,232,491 shares, options to purchase 2,119 shares of our common stock were outstanding at March 31, 2010, having a weighted average exercise price of $2.83. Also includes options to purchase 498,789 shares of our common stock issued under the Eurologic stock option plan that we assumed in April 2003 in connection with the acquisition of Eurologic Systems Group Ltd., after giving effect to the exchange ratio for such acquisition. Of these options to purchase 498,789 shares, options to purchase 3,818 shares of our common stock were outstanding at March 31, 2010, having a weighted average exercise price of $6.43 per share. No further awards will be made under any of the assumed stock option plans described above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Related-Person Transactions Policy and Procedures

Any related-person transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or another independent body of the Board. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Related persons include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related person transactions, each year, we require our directors and executive officers to complete questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the Governance and Nominating Committee of our Board determines, on an annual basis, which members of our Board meet the definition of “independent” as defined in the rules of NASDAQ, and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Certain Related Person Transactions

Reimbursement of Expenses for Steel Partners’ Consent Solicitation

In fiscal 2010, our Audit Committee authorized the reimbursement of $0.7 million related to professional fees incurred by Steel Partners II, L.P., a beneficial owner of approximately 26.29% of our outstanding common stock on July 26, 2010 in connection with its consent solicitation of our stockholders that occurred during the Fall of 2009.

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and officers that could require us to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

Other than as set forth in this section and the compensation arrangements set forth under the caption “Executive Compensation,” since April 1, 2009 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Independent Directors

Each of our current directors, other than Mr. Quicke, qualifies as “independent” in accordance with the rules of the NASDAQ. The NASDAQ independence definition includes a series of objective tests, including that a director may not be our employee or interim officer, and that the director has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board has made a subjective determination as to each director determined to be independent that no relationship exists which, in the opinion of the Board, would interfere with the exercise of such director’s independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table presents information regarding the fees estimated and billed by PricewaterhouseCoopers LLP and affiliated entities (collectively “PricewaterhouseCoopers”) for our 2010 and 2009 fiscal years.

	For the Fiscal Year Ended March 31,
Nature of Services	2010	2009
Audit Fees	$1,078,000	$1,377,000
Audit-Related Fees	55,000	53,000
Tax Fees	85,000	174,000
All Other Fees	—	—

Total Fees	$1,218,000	$1,604,000

Audit Fees.    This category includes professional services rendered for the audit of our Consolidated Financial Statements included in our Annual Reports on Form 10-K, review of our Unaudited Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.    This category includes professional services rendered by PricewaterhouseCoopers that were related to due diligence on potential and consummated acquisitions and dispositions.

Tax Fees.    This category includes professional services rendered by PricewaterhouseCoopers that were related to tax advice, tax compliance and foreign tax matters.

All Other Fees.    PricewaterhouseCoopers did not provide any such products or services to us during fiscal 2010 and 2009.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board, subject to a de minimis exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect. In the 2010 and 2009 fiscal years, the Audit Committee followed SEC guidelines in approving all services rendered by PricewaterhouseCoopers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADPT Corporation

Date: July 28, 2010	/s/ JOHN J. QUICKE
John J. Quicke Interim President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed with this 10-K/A
		Form	File Number	Exhibit	File Date

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X