Form 10-Q
period 2010-07-02
ADPT Corp
filed 2010-08-11
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of ADPT’s common stock outstanding as of August 4, 2010 was 120,324,013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands, except per share amounts)
Net revenues	$4,112	$1,714
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets)	14,852	1,477

Gross profit (loss)	(10,740)	237

Operating expenses:
Research and development	5,300	4,692
Selling, marketing and administrative	3,994	4,485
Amortization of acquisition-related intangible assets	1,077	325
Restructuring charges	2,289	149
Impairment of long-lived assets	4,838	—

Total operating expenses	17,498	9,651

Loss from continuing operations	(28,238)	(9,414)
Interest and other income, net	1,671	2,643

Loss from continuing operations before income taxes	(26,567)	(6,771)
Benefit from income taxes	7,353	2,183

Loss from continuing operations, net of taxes	(19,214)	(4,588)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(662)	4,742
Gain on disposal of discontinued operations, net of taxes	10,746	440

Income from discontinued operations, net of taxes	10,084	5,182

Net income (loss)	$(9,130)	$594

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.16)	$(0.04)
Income from discontinued operations, net of taxes	$0.08	$0.04
Net income (loss)	$(0.08)	$0.00

Shares used in computing income (loss) per share:
Basic and diluted	119,675	119,284

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 2, 2010	March 31, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$47,595	$63,948
Marketable securities	342,051	311,399
Restricted cash	4,107	—
Accounts receivable, net	1,094	7,528
Inventories, net	244	2,342
Prepaid expenses and other current assets	10,595	13,623

Total current assets	405,686	398,840
Property and equipment, net	6,025	11,353
Other intangible assets, net	—	16,029
Other long-term assets	2,761	2,854

Total assets	$414,472	$429,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,721	$9,188
Accrued and other liabilities	5,252	12,271
3/4% Convertible Senior Subordinated Notes due 2023	346	346

Total current liabilities	15,319	21,805
Other long-term liabilities	4,444	4,755
Deferred income taxes	4,813	4,813

Total liabilities	24,576	31,373

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	119	119
Additional paid-in capital	204,691	203,229
Accumulated other comprehensive income, net of taxes	4,147	4,286
Retained earnings	180,939	190,069

Total stockholders’ equity	389,896	397,703

Total liabilities and stockholders’ equity	$414,472	$429,076

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(9,130)	$594
Less: income from discontinued operations, net of taxes	10,084	5,182

Loss from continuing operations, net of taxes	(19,214)	(4,588)
Adjustments to reconcile loss from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
Stock-based compensation expense	234	617
Inventory-related charges (credit)	100	(5)
Depreciation and amortization	11,194	2,149
Impairment of long-lived assets	10,171	—
Changes in assets and liabilities	(17,705)	(1,030)

Net Cash Used in Operating Activities of Continuing Operations	(15,220)	(2,857)
Net Cash Provided by Operating Activities of Discontinued Operations	198	7,456

Net Cash Provided by (Used in) Operating Activities	(15,022)	4,599

Cash Flows From Investing Activities:
Purchases of intangible assets (installment payments)	(281)	—
Purchases of property and equipment	—	(37)
Purchases of marketable securities	(86,995)	(59,569)
Sales of marketable securities	35,953	36,067
Maturities of marketable securities	19,361	8,375

Net Cash Used in Investing Activities of Continuing Operations	(31,962)	(15,164)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	29,238	(124)

Net Cash Flow Used in Investing Activities	(2,724)	(15,288)

Cash Flows From Financing Activities:
Repurchases of long-term debt	—	(60)
Proceeds from issuance of common stock	1,509	2

Net Cash Provided by (Used in) Financing Activities of Continuing Operations	1,509	(58)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	—	—

Net Cash Provided by (Used in) Financing Activities	1,509	(58)

Effects of Foreign Currency on Cash and Cash Equivalents	(116)	827

Net Decrease in Cash and Cash Equivalents	(16,353)	(9,920)
Cash and Cash Equivalents at Beginning of Period	63,948	111,724

Cash and Cash Equivalents at End of Period	$47,595	$101,804

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“Consolidated Financial Statements”) of ADPT Corporation and its wholly-owned subsidiaries (collectively, “ADPT” or the “Company”) have been prepared on a consistent basis with the March 31, 2010 audited consolidated annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on May 27, 2010. The results of operations for the first quarter of fiscal 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including the Company’s disclosures surrounding discontinued operations as discussed further in Note 4, and Notes 7 and 11 to the Consolidated Financial Statements. The discontinued operations included the reclassification of the Company’s financial statements and related disclosures for all periods presented, except for the historical Unaudited Condensed Consolidated Balance Sheets. These reclassifications had no impact on net income (loss), total assets or total stockholders’ equity. Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussions of the Company’s continuing operations.

2. Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the first quarter of fiscal 2011 which are applicable to the Company or may be considered material to the Company. For a complete discussion of the impact of recently issued accounting pronouncements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

3. Employee Stock Benefit Plans

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. In May 2010, the Compensation Committee of the Board of Directors modified all employees’ unvested stock-based awards, including stock options, restricted stock awards and restricted stock units (none of which affect the Company’s Interim President and Chief Executive Officer (“CEO”)). The modification of the unvested stock-based awards was effective the earlier of (1) June 8, 2010, the date the Company consummated the Asset Purchase Agreement (the “Purchase Agreement”) with PMC-Sierra, Inc. (“PMC-Sierra”) for the sale of certain assets related to the Company’s business of providing data storage hardware and software solutions and products (the “DPS Business”) and PMC-Sierra assumed certain liabilities related to the DPS Business or (2) the date in which an employee was involuntarily terminated (other than for cause) as part of the actions the Company took related to its sale of the DPS Business. The modifications included the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, resulting in total stock-based compensation expense of $0.2 million and cash compensation expense of $1.2 million, respectively, for the first quarter of fiscal 2011.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the first quarters of fiscal 2011 and 2010 was as follows:

	Three-Month Period Ended
	July 2, 2010 (1)	July 3, 2009
	(in thousands)
Stock-based compensation expense by caption:
Research and development	$72	$124
Selling, marketing and administrative	162	493

Stock-based compensation expense effect on loss from continuing operations, net of taxes	$234	$617

Stock-based compensation expense by type of award:
Stock options	$165	$199
Restricted stock awards and restricted stock units	69	418

Stock-based compensation expense effect on loss from continuing operations, net of taxes	$234	$617

(1)	The stock-based compensation expense recorded in the first quarter of fiscal 2011 in the table above excluded the cash compensation expense of $1.2 million paid to employees related to the settlement of unvested stock-based awards in the form of a fixed cash payment.

Stock-based compensation expense in the table above does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. For the first quarters of fiscal 2011 and 2010, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there were no stock-based compensation costs capitalized as part of an asset in the first quarters of fiscal 2011 and 2010 as the amounts were not material. As of July 2, 2010, the Company has no remaining unamortized stock-based compensation expense due to the recognition of all stock-based compensation expense as a result of the modifications made in the first quarter of fiscal 2011.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of the Company’s outstanding stock options and other stock-based awards granted in the first quarter of fiscal 2010 was estimated using the following weighted-average assumptions:

Three-Month Period Ended
July 3, 2009
Expected life (in years)	4.95
Risk-free interest rates	2.01%
Expected volatility	46%
Dividend yield	—
Weighted average fair value:
Stock options	$1.21
Restricted stock	$2.62

No grants were made in the first quarter of fiscal 2011 for stock options and other stock-based awards.

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has minimal outstanding options issued under equity plans that it assumed in connection with its previous acquisitions. For a complete discussion of these plans, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of July 2, 2010, the Company had an aggregate of 19.1 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 3.2 million shares were subject to outstanding options and other stock awards and 15.9 million shares were available for future grants of options and other stock awards. As of July 2, 2010, the Company had an aggregate of 1.0 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.4 million shares were subject to outstanding options and other stock awards and 0.6 million shares were available for future grants of options and other stock awards. As of July 2, 2010, the Company had minimal shares of common stock reserved that are subject to outstanding options under assumed plans in connection with its previous acquisitions.

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company’s equity incentive plans as of July 2, 2010 and changes during the first quarter of fiscal 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2010	4,882	$4.05
Granted	—	—
Exercised	(526)	2.87
Forfeited	(1)	3.87
Expired	(824)	4.67

Outstanding at July 2, 2010	3,531	$4.08	3.74	$10

Options vested and expected to vest at July 2, 2010	3,531	$4.08	3.74	$10

Options exercisable at July 2, 2010	3,465	$4.10	3.64	$10

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on The NASDAQ Global Market and the exercise price of the underlying awards for the 26,119 shares subject to options that were in-the-money at July 2, 2010. During the first quarters of fiscal 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans were minimal, determined as of the date of option exercise. The Company expects the future activity related to its stock benefit plans to be minimal by March 31, 2011 and the activity is expected to consist primarily of forfeited options if the options are unexercised 90 days after an employees’ termination date, and to a lesser extent, option exercises.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The Company’s right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon vesting and are subsequently released to the employees or directors. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of July 2, 2010, there were 73,334 shares of service-based restricted stock awards and 5,418 shares of restricted stock units outstanding. The cost of these awards, determined to be the fair market value of the shares at the date of grant, was expensed ratably over the period the restrictions lapse; however, the expense was accelerated in the first quarter of fiscal 2011 due to the modifications made during the current fiscal quarter. For a complete discussion on how the restrictions generally lapsed for restricted stock, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of activity for restricted stock as of July 2, 2010 and changes during the first quarter of fiscal 2011 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except weighted average grant-date fair value)
Non-vested restricted stock at March 31, 2010	1,718	$3.01
Awarded	—	—
Vested	(371)	3.28
Forfeited	(1,268)	2.91

Non-vested restricted stock at July 2, 2010 (1)	79	$3.23

(1)	At July 2, 2010, non-vested restricted stock represents those issued under the 2006 Director Plan, in which the restrictions generally lapse one year from the date of grant for non-employee directors; however, the restricted stock will vest immediately if the non-employee director ceases to serve on the Company’s Board of Directors for any reason.

All restricted stock was awarded at the par value of $0.001 per share. The Company expects the future restricted stock activity related to its stock benefit plans to be minimal.

Common Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $40 million of the Company’s common stock. No common stock repurchases occurred during the first quarter of fiscal 2011. As of July 2, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Warrants

In June 2004, the Company issued a warrant to International Business Machines Corporation to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share; however, the warrant expired unexercised in June 2009. For further discussion on this warrant, please refer to Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

4. Business Dispositions

DPS Business:

On June 8, 2010, the Company consummated a transaction with PMC-Sierra in which PMC-Sierra purchased certain assets related to the DPS Business and PMC-Sierra assumed certain liabilities of the Company related to the DPS Business. The transaction was pursuant to the Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account (“DPS Holdback”) to secure potential indemnification obligations pursuant to the Purchase Agreement with PMC-Sierra. The DPS Holdback is to be released to the Company on June 8, 2011, one year after the consummation of the sale of the Company’s DPS Business, except for funds necessary to provide for any pending or satisfied claims and will be recognized as contingent consideration in discontinued operations when received. Under the Purchase Agreement, PMC-Sierra purchased substantially all accounts receivable and inventory related to the DPS Business and certain fixed assets and intellectual property (other than the Company’s non-core patents for which PMC-Sierra received a perpetual non-exclusive royalty free license). Included in the intellectual property assigned to PMC-Sierra was the Company’s former brand name, Adaptec. In addition, certain contracts were assigned to PMC-Sierra. PMC-Sierra has also assumed the obligations for certain of the Company’s leased facilities, primarily related to international sites used in the DPS Business, certain employee retention obligations, certain obligations related to a defined benefit retirement plan at one of the foreign subsidiaries and support and service liabilities. Expenses incurred in the transaction primarily included approximately $3.4 million for commissions and legal and accounting fees. The Company recorded a gain of $10.5 million, net of taxes of $6.8 million, on the disposal of the DPS business in the first quarter of fiscal 2011 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 8, 2010, the Company also entered into a transition service agreement with PMC-Sierra, in which the Company will provide certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services will be reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $4.1 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted Cash” and included in “Accounts payable” on the Company’s Unaudited Condensed Consolidated Balance Sheets at July 2, 2010.

Net revenues and the components of income (loss) related to the DPS Business included in discontinued operations, were as follows:

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Net revenues	$11,725	$20,024

Income from discontinued operations before income taxes	253	4,854
Provision for income taxes	(915)	(112)

Income (loss) from discontinued operations, net of taxes	$(662)	$4,742

The components of net assets, at the time of the sale of the DPS Business, were as follows:

July 2, 2010
(in thousands)
Inventories	$3,817
Accounts receivable, net	6,437
Prepaids and other current assets	180

Total current assets of discontinued operations	10,434
Property and equipment, net	858

Total assets of discontinued operations	11,292

Accrued and other liabilities	(1,746)

Total current liabilities of discontinued operations	(1,746)
Other long-term liabilities	(956)

Total liabilities of discontinued operations	(2,702)

Net assets of discontinued operations	$8,590

Snap Server Network Attached Storage (“NAS”) Business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS Business for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction pursuant to a promissory note issued to the Company. In the first quarter of fiscal 2010, the Company amended the promissory note agreement with Overland, which allowed Overland to pay the Company the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, the Company received the final payment from Overland in the first quarter of fiscal 2011. As a result, in the first quarters of fiscal 2011 and 2010, the Company recorded a gain of $0.1 million and $0.4 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. For further discussion on the sale of the Snap Server NAS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

5. Marketable Securities

The Company’s investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. The Company’s investment policy establishes minimum ratings for each classification of investment when purchased and investment concentration is limited to minimize risk. The policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s portfolio of marketable securities at July 2, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$13,217	$—	$—	$13,217
United States government securities	41,767	455	—	42,222
Government agencies	92,312	877	(1)	93,188
Mortgage-backed securities	41,242	406	(37)	41,611
State and municipalities	1,065	2	—	1,067
Corporate obligations	171,788	1,527	(67)	173,248
Asset-backed securities	5,090	55	—	5,145

Total available-for-sale securities	366,481	3,322	(105)	369,698
Amounts classified as cash equivalents	(27,647)	—	—	(27,647)

Amounts classified as marketable securities	$338,834	$3,322	$(105)	$342,051

The Company’s portfolio of marketable securities at March 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$16,739	$—	$—	$16,739
United States government securities	41,058	156	(15)	41,199
Government agencies	92,795	905	(34)	93,666
Mortgage-backed securities	42,309	559	(55)	42,813
State and municipalities	1,065	—	(2)	1,063
Corporate obligations	136,934	1,675	(18)	138,591
Asset-backed securities	7,791	119	—	7,910

Total available-for-sale securities	338,691	3,414	(124)	341,981
Amounts classified as cash equivalents	(30,582)	—	—	(30,582)

Amounts classified as marketable securities	$308,109	$3,414	$(124)	$311,399

Sales of marketable securities resulted in gross realized gains of $0.1 million and $0.2 million during the first quarters of fiscal 2011 and 2010, respectively. Sales of marketable securities resulted in gross realized losses of $0.4 million and $0.1 million during the first quarters of fiscal 2011 and 2010, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at July 2, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Government agencies	$2,502	$(1)	$—	$—	$2,502	$(1)
Mortgage-backed securities	7,561	(37)	—	—	7,561	(37)
Corporate obligations	28,360	(67)	—	—	28,360	(67)

Total	$38,423	$(105)	$—	$—	$38,423	$(105)

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first quarters of fiscal 2011 and 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at July 2, 2010 and March 31, 2010, by contractual maturity, were as follows:

	July 2, 2010		March 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$171,753	$173,004	$154,314	$155,728
Mature after one year through three years	190,358	192,331	184,060	185,934
Mature after three years	4,370	4,363	317	319

Total	$366,481	$369,698	$338,691	$341,981

The maturities of asset-backed and mortgage-backed securities were estimated primarily based upon assumed prepayment forecasts utilizing interest rate scenarios and mortgage loan characteristics.

6. Fair Value Measurements

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

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, state and municipalities, and substantially all mortgage-backed securities as these securities are backed by the federal government and traded in active markets frequently with sufficient volume. Level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both July 2, 2010 and March 31, 2010, the Company did not have any financial assets utilizing level 3 to value its financial assets on a recurring basis. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Financial assets measured at fair value on a recurring basis at July 2, 2010 and March 31, 2010 were as follows:

	Total	July 2, 2010		Total	March 31, 2010
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Cash, including short-term deposits (1)	$33,165	$33,165	$—	$50,105	$50,105	$—
United States government securities (2)	42,222	42,222	—	41,199	41,199	—
Government agencies (3)	93,188	93,188	—	93,666	93,666	—
Mortgage-backed securities (3)	41,611	40,738	873	42,813	41,696	1,117
State and municipalities (3)	1,067	1,067	—	1,063	1,063	—
Corporate obligations (4)	173,248	—	173,248	138,591	—	138,591
Asset-backed securities (3)	5,145	—	5,145	7,910	—	7,910

Total	$389,646	$210,380	$179,266	$375,347	$227,729	$147,618

(1)	At July 2, 2010, the Company recorded $33,049,000 and, $116,000 within “Cash and cash equivalents,” and “Marketable securities,” respectively. At March 31, 2010, the Company recorded $50,100,000 and $5,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	At July 2, 2010, the Company recorded $42,222,000 within “Marketable securities.” At March 31, 2010, the Company recorded $4,099,000 and $37,100,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.
(3)	Recorded within “Marketable securities.”
(4)	At July 2, 2010, the Company recorded $14,546,000 and $158,702,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2010, the Company recorded $9,749,000 and $128,842,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.

At July 2, 2010, the Company utilized level 3, which is categorized as significant unobservable inputs, to value its non-financial assets on a non-recurring basis. The non-financial assets related to the Company’s non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. Pacven Walden Ventures V Funds invests in technology companies worldwide, primarily in the communications, electronics, information technology services, internet, software, life sciences and semiconductor industries. APV Technology Partners II, L.P. invests in technology companies that are privately-held, which are organized in the United States. At July 2, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million for each period, and was included within “Other Long Term Assets” on the Unaudited Condensed Consolidated Balance Sheets. The Company regularly monitors these investments by recording these investments based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. Assumptions used by the Company due to lack of observable inputs may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and Other Income, Net,” in the Unaudited Condensed Consolidated Statements of Operations. At both March 31, 2010 and 2009, there were no transfers in or out of level 3 related to the Company’s two venture capital funds.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Balance Sheet Details

Inventories, Net

The components of inventories, net at July 2, 2010 and March 31, 2010 were as follows:

	July 2, 2010	March 31, 2010
	(in thousands)
Raw materials	$—	$8
Work-in-process	—	393
Finished goods	244	1,941

Inventories, net	$244	$2,342

Accrued and Other Liabilities

The components of accrued and other liabilities at July 2, 2010 and March 31, 2010 were as follows:

	July 2, 2010	March 31, 2010
	(in thousands)
Tax-related	$871	$1,075
Restructuring-related	953	618
Accrued compensation and related taxes	1,605	4,637
Deferred margin	—	2,717
Obligations under software license agreement	772	1,053
Other	1,051	2,171

Accrued and other liabilities	$5,252	$12,271

Other Long-Term Liabilities

The components of other long-term liabilities at July 2, 2010 and March 31, 2010 were as follows:

	July 2, 2010	March 31, 2010
	(in thousands)
Tax-related	$3,680	$3,656
Restructuring-related	63	165
Other	701	934

Other long-term liabilities	$4,444	$4,755

8. Long-lived Assets

Intangible Assets, Net

The components of intangible assets, net, at July 2, 2010 and March 31, 2010 were as follows:

	July 2, 2010				March 31, 2010
	Gross Carrying Amount	Impairment/ Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$18,800	$(18,800	)(1)	$—	$34,348	$(21,501)	$12,847
Customer relationships	3,900	(3,900	)(2)	—	4,233	(2,391)	1,842
Trade names	—	—		—	674	(674)	—
Backlog	340	(340)		—	340	(340)	—

Subtotal	23,040	(23,040)		—	39,595	(24,906)	14,689
Intellectual property assets and warrants	—	—		—	26,992	(26,992)	—
Software license	1,755	(1,755)		—	1,755	(415)	1,340

Intangible assets, net	$24,795	$(24,795)		$—	$68,342	$(52,313)	$16,029

(1)	Accumulated amortization at July 2, 2010 included impairment charges of $5,333,000, which was recorded within “Cost of revenues” in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of fiscal 2011.
(2)	Accumulated amortization at July 2, 2010 included impairment charges of $764,000, which was recorded within “Impairment of long-lived assets” in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of fiscal 2011.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The decrease of the gross carrying amount and the associated accumulated amortization for certain related intangible assets from March 31, 2010 to July 2, 2010 was a result of PMC-Sierra acquiring the DPS Business. In the first quarter of fiscal 2011, the Company also changed the amount to be amortized prospectively related to net book value of its remaining intangible assets of $16.0 million at March 31, 2010 based upon the pattern in which economic benefits of the assets were realized. The remaining useful life of its intangible assets related to patents, core and existing technologies, and customer relationships changed from 40 months and 16 months, respectively, to approximately 5.25 months for each intangible asset, resulting in an increase in the total quarterly amortization by $7.3 million. This was based on the Company’s evaluation either to pursue the sale or to wind down and dispose of its products and associated technology obtained from its acquisition of Aristos Logic (“Aristos Business”), in either case by September 2010, after entering into a Purchase Agreement with PMC-Sierra. The amortization of the patents, core and existing technologies, and customer relationships was recorded in “Cost of revenues” and “Amortization of acquisition-related intangible assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. The remaining useful life of the Company’s intangible assets related to a software license agreement with Synopsys, Inc. changed from 15.5 months to 2 months reflecting a change in the quarterly amortization by $1.2 million, as the Company ceased using the license in May 2010 in connection with actions taken under its fiscal 2011 restructuring plan. The amortization of the software license agreement was recorded in “Research and development” in the Unaudited Condensed Consolidated Statements of Operations. Amortization of intangible assets, net was $9.9 million and $1.3 million in the first quarters of fiscal 2011 and 2010, respectively.

Impairment Review

In June 2010, the Company made a decision to wind down its Aristos Business and notified its customers that final shipments would occur by September 2010. The Company also anticipates putting its building up for sale in the third or fourth quarter of fiscal 2011. As a result of these additional actions, the Company evaluated the carrying value of its long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. The Company then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the first quarter of fiscal 2011, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. Of the $10.2 million impairment charge of its long-lived assets, $6.1 million related to the write-off of intangible assets and the remaining $4.1 million related to the reduction of the carrying value of its property and equipment, net, to its estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging the Company’s long-lived assets. The estimation of the impairment involved assumptions that require judgment by the Company. The Company will continue to evaluate the remaining useful life of its property and equipment, net, of $6.0 million at July 2, 2010 to determine if the useful life needs to be reduced, and if reduced, the amounts depreciated prospectively would increase during each reporting period.

9. Commitments and Contingencies

Operating Lease Obligations

The Company leases certain office facilities and equipment under operating lease agreements that expire at various dates through fiscal 2012. As of July 2, 2010, future minimum lease payments and future sublease income under non-cancelable operating leases and subleases were as follows:

	Future Minimum Lease Payments	Future Lease/Sublease Income
	(in thousands)
2011 (remaining nine months)	$1,207	$1,003
2012	733	797
2013	—	91
2014	—	—

Total	$1,940	$1,891

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Purchase Obligations

Purchase obligations relate to the Company’s contractual commitments to purchase goods or services. At July 2, 2010, the Company’s purchase obligations aggregated $3.0 million, which was based on the Company’s current needs and the Company’s expectations that its vendors will fulfill these orders or services in fiscal 2011.

Legal Proceedings

The Company is a party to litigation matters and claims, including those related to intellectual property, which are normal in the course of its operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

10. Restructuring Charges

In June 2010, the Company completed its actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.9 million. The execution of this restructuring plan was substantially contingent upon the sale of the Company’s DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and is intended to allow the Company to reduce its operating expenses following such sale. Certain of the employees notified are expected to continue to provide services through December 2010 in connection with the transition services the Company is providing to PMC-Sierra, and to a lesser extent, through January 2011 to assist in corporate matters. The Company expects to incur severance and related benefits charges of $3.7 million associated with this restructuring plan, of which $2.3 million was recorded in the first quarter of fiscal 2011. The Company also continues to consolidate its facilities and expects to incur a net estimated loss of $0.2 million in the second quarter of fiscal 2011 upon vacating a facility in California.

All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2011, which were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs, please refer to Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The activity in the restructuring accrual for all outstanding plans was as follows for the first quarter of fiscal 2011:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2010	$80	$703	$783
Fiscal 2011 Restructuring Plan charges (1)	2,849	—	2,849
Cash paid	(2,414)	(202)	(2,616)

Accrual balance at July 2, 2010	$515	$501	$1,016

(1)	The total fiscal 2011 restructuring plan charges included amounts of $560,000 classified as discontinued operations in the first quarter of fiscal 2011, which was reflected in income (loss) from discontinued operations, net of taxes, on the Unaudited Condensed Consolidated Statements of Operations.

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $0.5 million at July 2, 2010 will be substantially paid out by the fourth quarter of fiscal 2011 while the remaining restructuring other charges balance of $0.5 million, relating to lease obligations, will be paid out through the third quarter of fiscal 2012. Of the remaining restructuring accrual balance at July 2, 2010, $0.9 million was reflected in “Accrued and other liabilities” and $0.1 million was reflected in “Other long-term liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The activity in the restructuring accrual for all outstanding plans was as follows for the first quarter of fiscal 2010:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2009	$1,086	$1,803	$2,889
Accrual Adjustments	—	149	149
Cash paid	(1,044)	(403)	(1,447)

Accrual balance at July 3, 2009	$42	$1,549	$1,591

11. Interest and Other Income, Net

The components of interest and other income, net, for the first quarters of fiscal 2011 and 2010 were as follows:

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Interest income, net	$1,500	$2,473
Realized currency transaction gains	90	235
Other	81	(65)

Interest and other income, net	$1,671	$2,643

12. Income Taxes

The Company recorded tax benefits of $7.4 million and $2.2 million for the first quarters of fiscal 2011 and 2010, respectively. Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the first quarters of fiscal 2011 and 2010 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first quarter of fiscal 2011, the Company’s tax benefit was associated with losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries. In the first quarter of fiscal 2010, the Company’s tax benefit included discrete tax benefits of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts.

As of July 2, 2010, the Company’s total gross unrecognized tax benefits were $23.9 million, of which $4.4 million, if recognized, would affect the effective tax rate. There have been no material changes to the Company’s total gross unrecognized tax benefits from March 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of July 2, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company conducts or formerly conducted business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open as discussed further below and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has concluded its negotiations with the Internal Revenue Service (the “IRS”) with regard to tax disputes for the Company’s fiscal years 1994 through 2006. In fiscal 2009, the IRS issued a No Change Report indicating no change to the Company’s tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. The Company believes that it has provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions in which the Company operates or formerly operated continue to audit its tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, the Company cannot predict with certainty how these matters will be resolved and whether the Company will be required to make additional tax payments and believes that it has provided sufficient tax provisions for the tax exposures in such foreign jurisdictions.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) was as follows:

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands, except per share amounts)
Numerators:
Loss from continuing operations, net of taxes - basic and diluted	$(19,214)	$(4,588)
Income from discontinued operations, net of taxes - basic and diluted	10,084	5,182

Net income (loss) - basic and diluted	$(9,130)	$594

Denominators:
Weighted average shares outstanding - basic and diluted	119,675	119,284

Basic and diluted income (loss) per share:
Loss from continuing operations, net of taxes	$(0.16)	$(0.04)
Income from discontinued operations, net of taxes	$0.08	$0.04
Net income (loss)	$(0.08)	$0.00

Diluted loss per share for the first quarters of fiscal 2011 and 2010 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during each of the periods was used to calculate both the basic and diluted earnings per share. The weighted-average number of common shares used to calculate the diluted earnings per share for loss from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the first quarters of fiscal 2011 and 2010 were as follows:

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Outstanding stock options	4,395	4,963
Outstanding restricted stock	1,119	9
Warrants	—	489
3/4% Convertible Senior Subordinated Notes due 2023	30	35

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

14. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, net of taxes, was as follows:

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Net income (loss)	$(9,130)	$594
Net unrealized gains (losses) on marketable securities, net of taxes	(72)	1,530
Foreign currency translation adjustment, net of taxes	(67)	752

Comprehensive income (loss), net of taxes	$(9,269)	$2,876

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the first quarters of fiscal 2011 and 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, at July 2, 2010 and March 31, 2010 were as follows:

	July 2, 2010	March 31, 2010
	(in thousands)
Unrealized gains on marketable securities, net of taxes	$1,858	$1,930
Foreign currency translation, net of taxes	2,289	2,356

Accumulated other comprehensive income, net of taxes	$4,147	$4,286

15. Guarantees

Indemnification Obligations

The Company has entered into agreements with PMC-Sierra that include certain indemnification obligations related to the sale of the DPS Business. The Company also has an agreement with a customer that includes intellectual property indemnification obligations. These indemnification obligations generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party claims. In each of these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular agreements, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has agreements whereby it indemnifies its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, the Company maintains a director and officer insurance policy which may cover all or a portion of the liabilities arising from its obligation to indemnify its directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Consolidated Financial Statements with respect to these indemnification guarantees.

Product Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales are recorded in the period in which the related revenue is recognized. The estimated future warranty obligations are affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differ from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first quarters of fiscal 2011 and 2010. Substantially all of the Company’s product warranty liability transferred to PMC-Sierra upon the sale of the DPS Business, except those amounts associated with the Company’s Aristos Business.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the changes to the Company’s warranty accrual for the first quarters of fiscal 2011 and 2010 was as follows:

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Balance at beginning of period	$310	$400
Warranties provided	2	176
Actual costs incurred	(32)	(181)
Warranty obligations transferred with discontinued operations	(275)	—

Balance at end of period	$5	$395

16. Settlement with Steel Partners, LLC and Steel Partners II, L.P.

Warren G. Lichtenstein, Steel Partners, LLC and Steel Partners II, L.P. (collectively, “Steel Partners”) became a 5% stockholder of the Company in March 2007. Jack L. Howard, John J. Quicke and John Mutch were nominated for election at the 2007 Annual Meeting of Stockholders. At such time, both Mr. Howard and Mr. Quicke were deemed to be affiliates of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended; however, Mr. Mutch was not deemed to be an affiliate of Steel Partners at such time. Messrs. Howard, Quicke and Mutch continue to serve on the Company’s Board of Directors and Mr. Quicke currently serves as the Interim President and CEO of the Company. Each of the three directors, including the two directors who are deemed affiliates of Steel Partners, are compensated with equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. In addition, in fiscal 2010, the Company agreed to pay Mr. Quicke $30,000 per month, effective, January 4, 2010, in connection with his role as Interim President and CEO, in addition to the compensation he receives as a non-executive board member. In June 2010, the Company agreed to pay Mr. Quicke a cash bonus of $0.5 million in connection with his efforts to consummate the sale of the DPS Business to PMC-Sierra, half of which was payable immediately and the other half is payable on December 31, 2010, upon substantially realizing the benefit from the sale and the Company’s effective transition following the disposition of the DPS Business. The Company has accrued $0.3 million of this discretionary bonus in the first quarter of fiscal 2011. As of July 2, 2010, Steel Partners beneficially owned approximately 25.1% of the Company’s common stock.

17. Segment Information and Significant Customers

Since the sale of its Snap Server NAS business in June 2008, the Company has operated in one segment. The Company had provided enterprise-class external storage products, including ASICs and software, directly to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers that supply OEMs. The Company considers all of its products to be similar in nature and function. The Company does not derive any amount of revenue from services or support. With the Company’s decision to wind down its Aristos Business by September 2010, the Company’s business is expected to consist primarily of capital redeployment and identification of new, profitable business operations in which it can utilize its existing working capital and maximize the use of the Company’s net operating losses in the future.

The Company currently has three customers in its Aristos Business that account for its net revenues in continuing operations. In the first quarter of fiscal 2011, International Business Machines Corporation and Apple Inc. accounted for 74% and 21%, respectively, of the Company’s total net revenues. In the first quarter of fiscal 2010, Apple Inc. accounted for 100% of the Company’s total net revenues.

18. Supplemental Disclosure of Cash Flows

	Three-Month Period Ended
	July 2, 2010	July 3, 2009
	(in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities	$(72)	$1,530

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the wind down of our Aristos products and associated technology, anticipated sale of our building and realizing the value of our remaining patent portfolio; our ability to deploy our capital in a manner that maximizes stockholder value; general economic conditions; failure to achieve our operational objectives; ability to reduce our operating costs; the ability to identify suitable acquisition candidates or business and investment opportunities; adverse changes to our operating results and financial condition resulting from the disposition of certain data storage business assets; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the inability to realize the benefits of our net operating losses; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; the amount by which we expect to reduce our annual operating expenses due to the fiscal 2011 restructuring plan and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

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

While management believes that the discussion and analysis in this report is adequate for a fair presentation of the information presented, we recommend that you read this discussion and analysis in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Basis of Presentation

On June 22, 2010, we changed our name to ADPT Corporation, or ADPT, through a merger of ADPT, a wholly-owned subsidiary of Adaptec Inc., into Adaptec Inc.

On June 8, 2010, we consummated a transaction with PMC-Sierra, Inc., or PMC-Sierra, in which PMC-Sierra purchased certain assets related to our business of providing data storage hardware and software solutions and products, or the DPS Business, and PMC-Sierra assumed certain of our liabilities related to the DPS Business. The transaction was pursuant to an Asset Purchase Agreement, or the Purchase Agreement, entered into by PMC-Sierra and ADPT on May 8, 2010. Accordingly, we reclassified the financial statements and related disclosures for all periods presented, except for the historical Unaudited Condensed Consolidated Balance Sheets, to reflect this business as discontinued operations. These reclassifications had no impact on net income (loss), total assets or total stockholders’ equity. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

Overview

We continue to explore all strategic alternatives to maximize stockholder value. With the consummation of the sale of the DPS Business to PMC-Sierra, which included positions offered by PMC-Sierra to approximately half of our employees, we took further actions and notified our remaining employees throughout our fiscal quarter. A limited number of these employees will be retained temporarily to assist with the transition services we are providing to PMC-Sierra through December 2010, provide customer support related to our products and associated technology obtained from our acquisition of Aristos Logic, or the Aristos Business, or handle corporate matters, including the ongoing exploration of strategic alternatives.

In connection with the sale of the DPS Business, our Compensation Committee of the Board of Directors modified all employees’ unvested stock-based awards, including stock options, restricted stock awards and restricted stock units (none of which affect our Interim President and Chief Executive Officer) in May 2010. The modifications included the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment.

In May 2010, at the time we entered into the Purchase Agreement with PMC-Sierra, we evaluated either to pursue the sale of the Aristos Business or to wind down and dispose of the Aristos Business, in either case by September 2010. As a result of these actions, we changed the remaining useful life of our intangible assets which materially affected the amounts to be amortized prospectively based on the net book value at March 31, 2010. In June 2010, we decided to wind down our Aristos Business. We have notified our existing customers and anticipate fulfilling their orders by September 2010. With no current business to support in the future, we anticipate putting our building up for sale in the third or fourth quarter of fiscal 2011. As a result of these additional actions, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable and recorded an impairment charge of $10.2 million in the first quarter of fiscal 2011.

We will continue to wind down our remaining business in the next several quarters, which includes evaluating and terminating agreements and realizing value from our remaining patent portfolio. We sold a portion of our patents and recognized $0.9 million, net of costs, in the first quarter of fiscal 2011 and recorded the gain within discontinued operations.

We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders, including exploring acquisitions of businesses, engaging in stock buybacks, paying cash dividends, or any combination thereof. Going forward, our business is expected to consist of capital redeployment and identification of new, profitable business operations in which we can utilize our existing working capital and maximize the use of our net operating losses, or NOLs.

Results of Operations.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended
	July 2, 2010	July 3, 2009 (1)
Net revenues	100%	100%
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets) (2) (5)	361	86

Gross margin	(261)	14

Operating expenses:
Research and development (2) (3)	129	274
Selling, marketing and administrative (3)	97	262
Amortization of acquisition-related intangible assets (2)	26	19
Restructuring charges (4)	56	8
Impairment of long-lived assets (5)	118	—

Total operating expenses	426	563

Loss from continuing operations	(687)	(549)
Interest and other income, net	41	154

Loss from continuing operations before income taxes	(646)	(395)
Benefit from income taxes	179	127

Loss from continuing operations, net of taxes	(467)	(268)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(16)	277
Gain on disposal of discontinued operations, net of taxes	261	26

Income from discontinued operations, net of taxes	245	303

Net income (loss)	(222)%	35%

The following actions affect the comparability of the data for the periods presented in the above table:

(1)	Prior period information has been reclassified to conform to the current period presentation. The reclassifications for discontinued operations had no impact on net income (loss).
(2)	In the first quarter of fiscal 2011, the remaining useful life of our intangible assets was changed, which materially impacted the amounts amortized in the first quarter of fiscal 2011, to reflect the pattern in which the economic benefits of the assets were realized.

(3)	In the first quarter of fiscal 2011, we recorded stock-based compensation expense of $0.2 million and cash compensation expense of $1.2 million, which reflected the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, respectively, based on the modifications approved by the Compensation Committee of the Board of Directors.
(4)	In the first quarter of fiscal 2011, we implemented a restructuring plan and incurred restructuring charges of $2.3 million.
(5)	In the first quarter of fiscal 2011, we recorded an impairment charge of $10.2 million related to our long-lived assets, of which $5.4 million was recorded within “Cost of revenues” and $4.8 million was recorded within “Impairment of long-lived assets.”

Net Revenues.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)

Net Revenues	$4.1	$1.7	140%

Net revenues increased by $2.4 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily due to the recognition of deferred revenue based on final acceptance and release of support and maintenance obligations that was received from our customer. We expect revenues to remain flat next quarter as we continue to wind down the Aristos Business by September 2010.

We currently have three customers in our Aristos Business that account for our net revenues in continuing operations. In the first quarter of fiscal 2011, International Business Machines Corporation, and Apple Inc., accounted for 74% and 21%, respectively, of our total net revenues. In the first quarter of fiscal 2010, Apple Inc. accounted for 100% of our total net revenues.

Gross Margin.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Gross Profit (Loss)	$(10.7)	$0.2	n/a
Gross Margin	(261)%	14%	n/a

The decrease in gross margin in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to the increase in the amortization of acquisition-related intangible assets of $6.6 million related to the core and existing technologies purchased from the acquisition of Aristos Logic, or Aristos, and was then further impacted by an impairment charge related to these intangible assets of $5.4 million. The remaining useful life of these intangible assets was changed prospectively based upon our evaluation either to pursue the sale or wind down and dispose of the Aristos Business, in either case by September 2010, which reflected the pattern in which the economic benefits of the assets were realized. The impairment of these intangible assets resulted from our review of long-lived assets and determined that indicators were present in which the carrying value of such assets may not be fully recoverable. In addition, our standard product contributions declined from the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to the mix in revenue from our customers.

Research and Development Expense.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Research and Development Expense	$5.3	$4.7	13%

The increase in research and development expense in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to the increase in the amortization of our intangible assets of $1.3 million related to a software license agreement we have with Synopsys, Inc., which was entered into in July 2009. The remaining useful life of this intangible asset was changed prospectively as we ceased using the license in May 2010 in connection with actions taken under our fiscal 2011 restructuring plan, which reflected the pattern in which the economic benefits of the assets were realized. In addition, we modified and settled certain unvested stock-based awards in the form of a fixed cash payment, resulting in cash compensation expense of $0.7 million in the first quarter of fiscal 2011. This was partially offset by reductions in our workforce due to a restructuring plan we implemented in the first quarter of fiscal 2011 and, to a lesser extent, departure of former employees who joined PMC-Sierra in connection with the sale of the DPS Business, which resulted in a 56% decrease in our average headcount for employees engaged in research and development functions.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative Expense	$4.0	$4.5	(11)%

The decrease in selling, marketing and administrative expense in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily a result of reductions in our workforce and infrastructure spending due to the restructuring plan we implemented in fiscal 2010 and, to a lesser extent, departure of former employees who joined PMC-Sierra in connection with the sale of the DPS Business, which resulted in a 42% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. This was partially offset by cash compensation expense of $0.5 million related to the modification and settlement of certain unvested stock-based awards in the form of a fixed cash payment and $0.3 million related to a discretionary bonus offered to Mr. Quicke, our Interim President and Chief Executive Officer.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition-Related Intangible Assets	$1.1	$0.3	231%

The increase in amortization of acquisition-related intangible assets in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was due to the increase in the amortization of acquisition-related intangible assets of $0.8 million related to customer relationships purchased from the acquisition of Aristos. The remaining useful life of these intangible assets were changed prospectively based upon our evaluation either to pursue the sale or wind down and dispose of the Aristos Business, in either case by September 2010, which reflected the pattern in which the economic benefits of the assets were realized. The amortization of our intangible assets related to core and existing technologies was reflected in “Cost of revenues” in the Unaudited Condensed Consolidated Statements of Operations.

Restructuring Charges.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Restructuring Charges	$2.3	$0.1	1,436%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2011, which were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs, please refer to Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

In June 2010, we completed our actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.9 million. The execution of this restructuring plan was substantially contingent upon the sale of our DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and is intended to allow us to reduce our operating expenses following such sale. Certain of the employees notified are expected to continue to provide services through December 2010 in connection with the transition services we are providing to PMC-Sierra, and to a lesser extent, through January 2011 to assist in corporate matters. We expect to incur severance and related benefits charges of $3.7 million associated with this restructuring plan, of which $2.3 million was recorded in the first quarter of fiscal 2011. We also continue to consolidate our facilities and expect to incur a net estimated loss of $0.2 million in the second quarter of fiscal 2011 upon vacating a facility in California.

Impairment of Long-lived Assets.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Impairment of Long-lived Assets	$4.8	$—	100%

We performed our review of long-lived assets and determined that indicators were present in the first quarter of fiscal 2011 in which the carrying value of such assets may not be fully recoverable. Based on our assessment, we recorded an impairment charge of $4.8 million in the first quarter of fiscal 2011 to write-off our intangible assets related to customer relationships and to reduce the carrying value of our property and equipment, net, to the estimated fair value based upon the market approach and considered the perspective of market participants using or exchanging our long-lived assets. The write-off of our intangible assets related to core and existing technologies was reflected in “Cost of revenues” in the Unaudited Condensed Consolidated Statements of Operations. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussions regarding the impairment of our long-lived assets.

Interest and Other Income, Net.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Interest and Other Income, Net:
Interest income, net	$1.5	$2.5	(39)%
Realized currency transaction gains	0.1	0.2	(62)%
Other	0.1	(0.1)	n/a

Total Interest and Other Income, Net	$1.7	$2.6	(37)%

The decrease in interest and other income, net, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to lower interest earned on our cash, cash equivalents and marketable securities’ balances.

Income Taxes.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Benefit From Income Taxes	$7.4	$2.2	237%

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the first quarters of fiscal 2011 and 2010 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first quarter of fiscal 2011, our tax benefit was associated with losses incurred from continuing operations that was offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to our foreign subsidiaries. In the first quarter of fiscal 2010, our tax benefit included discrete tax benefits of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts.

As of July 2, 2010, our total gross unrecognized tax benefits were $23.9 million, of which $4.4 million, if recognized, would affect the effective tax rate. There have been no material changes to our total gross unrecognized tax benefits from March 31, 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate or formerly operated. As of July 2, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we conduct or formerly conducted business. Management believes that it is not reasonably possible that the gross unrecognized tax benefits will change significantly within the next 12 months; however, tax audits remain open as discussed further below and the outcome of any tax audits are inherently uncertain, which could change this judgment in any given quarter.

We have concluded our negotiations with the Internal Revenue Service, or IRS, with regard to tax disputes for our fiscal years 1994 through 2006. In fiscal 2009, the IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on its financial position or results of operations in future periods. The tax authorities in the foreign jurisdictions in which we operate or formerly operated continue to audit our tax returns for fiscal years subsequent to 1999. The potential outcome of these audits is uncertain and could result in material tax provisions or benefits in future periods. However, we cannot predict with certainty how these matters will be resolved and whether we will be required to make additional tax payments and believe that we have provided sufficient tax provisions for the tax exposures in such foreign jurisdictions.

Discontinued Operations.

	Three-Month Period Ended
	July 2, 2010	July 3, 2009	Percentage Change
	(in millions, except percentages)
Income From Discontinued Operations, Net of Taxes	$10.1	$5.2	95%

The change in discontinued operations in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily attributable to the gain of $10.5 million, net of taxes of $6.8 million, on the sale of the DPS Business to PMC-Sierra, which was consummated in June 2010, and was recorded in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. We also incurred “Income (loss) from discontinued operations, net of taxes” of $(0.7) million and $4.7 million in the first quarters of fiscal 2011 and 2010, respectively, related to the DPS Business.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Our principal source of liquidity is cash on hand. We focus on managing the critical components of working capital, which primarily include payables and short-term debt. Our working capital at July 2, 2010 and March 31, 2010 was $390.4 million and $377.0 million, respectively. The increase in working capital at July 2, 2010 compared to March 31, 2010 of $13.3 million was attributable to the proceeds received of $29.3 million in connection with the consummation of the sale of the DPS Business to PMC-Sierra and a net decrease in accounts payables and accrued liabilities of $6.5 million as we made payments to our suppliers and employees related to compensation matters, which included payments made under our restructuring plans and the settlement of unvested stock-based awards in the form of a fixed cash payment. This was offset by decreases in accounts receivable of $6.4 million and inventory of $2.1 million as PMC-Sierra acquired substantially all assets related to the DPS Business and a decrease in prepaid expenses and other current assets of $3.0 million primarily related to a tax refund received by the IRS and the release of non-cash deferred costs in association with the recognition of deferred revenue in the first quarter of fiscal 2011.

Operating Activities: Net cash used in operating activities was $15.0 million in the first quarter of fiscal 2011 compared to cash provided by operating activities of $4.6 million in the first quarter of fiscal 2010. The decline in operating activities was primarily due to a decrease in operating activities from discontinued operations of $7.3 million and changes in assets and liabilities of $16.7 million, which was driven by the sale of the DPS Business to PMC-Sierra as PMC-Sierra purchased substantially all accounts receivable and inventory and certain fixed assets related to the DPS Business while we retained substantially all liabilities.

Investing Activities: Net cash used in investing activities was $2.7 million and $15.3 million in the first quarters of fiscal 2011 and 2010, respectively. In the first quarter of fiscal 2011, we received proceeds from the sale of our DPS Business to PMC-Sierra of $29.3 million. We utilized cash for the net purchases of marketable securities of $31.7 million and $15.1 million in the first quarters of fiscal 2011 and 2010, respectively. We continue to manage our cash through interest-bearing accounts. We minimized our purchasing of property and equipment, net, from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 as we continued to focus on cost control programs. We also made our installment payment of $0.3 million in the first quarter of fiscal 2011 related to a software license agreement we have with Synopsys Inc., which was entered into in July 2009 for $1.8 million.

Financing Activities: Net cash provided by financing activities in the first quarter of fiscal 2011 was $1.5 million compared to cash used in financing activities of $0.1 million in the first quarter of fiscal 2010. In the first quarter of fiscal 2011, we received proceeds from the issuance of common stock under our equity compensation programs primarily due to the exercises following the acceleration of employees’ unvested stock options and a portion of these stock options had exercise prices below the current market value of our common stock. In the first quarter of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Convertible Subordinated Notes due in 2023, or 3/4% Notes.

Common Stock Repurchase Program

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. No common stock repurchases occurred during the first quarter of fiscal 2011. As of July 2, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At July 2, 2010, we had $389.6 million in cash, cash equivalents and marketable securities, of which approximately $3.3 million was held by our foreign subsidiaries whose functional currencies are the local currencies of the jurisdictions in which they operate. Our available-for-sale securities included short-term deposits, corporate obligations, commercial paper, municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-back and asset-backed securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in stockholders’ equity.

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

In the first quarters of fiscal 2011 and 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and marks them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

In addition, we maintain our cash, cash equivalents and marketable securities with certain financial institutions, in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

We may in the future make acquisitions of businesses, and we may be required to use a significant portion of our available cash balances for such acquisitions or for working capital needs thereafter.

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

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At July 2, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million for each period, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

We believe that our cash balances and the expected cash flows generated by operations and available sources of equity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of the sale of the DPS Business may materially change our operations, including our anticipated cash needs as we intend to explore strategic alternatives to maximize stockholder value going forward, including deploying the proceeds received for the DPS Business and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital. In addition, should the scale of potential opportunities, prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

Commitments and Contingencies

Legal Proceedings

We are a party to litigation matters and claims, including those related to intellectual property, which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Convertible Subordinated Notes

In the first quarter of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Notes on the open market. At July 2, 2010, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months (See Note 8 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for a detailed discussion of our debt and equity transactions).

Indemnification Obligations

We have entered into agreements with PMC-Sierra that include certain indemnification obligations related to the sale of the DPS Business. The Company also has an agreement with a customer that includes intellectual property indemnification obligations. These indemnification obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party claims. In each of these circumstances, payment by us is conditional on the other party making a claim pursuant to the procedures specified in the particular agreements, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have agreements whereby we indemnify our directors and certain of our officers for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, we maintain a director and officer insurance policy which may cover all or a portion of the liabilities arising from our obligation to indemnify our directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Unaudited Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations

Our contractual obligations at July 2, 2010 are as follows:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Short-term debt (1)	$349	$349	$—	$—	$—
Operating lease obligations (2)	1,940	1,207	733	—	—
Purchase obligations (3)	2,990	2,990	—	—	—
Other long-term liabilities (4)	701	—	—	—	701
Tax obligations (5)	3,679	—	3,679	—	—

Total	$9,659	$4,546	$4,412	$—	$701

(1)	Short-term debt includes anticipated interest payments on our 3/4% Notes that are not recorded on our Unaudited Condensed Consolidated Balance Sheets. As we will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months, we have continued to classify the 3/4% Notes as short-term obligations, due less than one year. Any future repurchases of our 3/4% Notes would reduce anticipated interest and/or principal payments.
(2)	Operating lease obligations include amounts recorded in “Accrued and other liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets of $0.4 million and $0.1 million, respectively, related to the consolidation of our facilities associated with our restructuring plans, which represented the estimated net loss.
(3)	For the purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. The expected timing of payment of the obligations discussed above was estimated based on information available to us as of July 2, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
(4)	Other long-term liabilities included a defined benefit retirement plan at one of our foreign subsidiaries that we acquired in fiscal 2004. The liability is calculated in accordance with statutory government plans.
(5)	Tax obligations relate to liabilities for uncertain tax positions, which were reflected in “Other long-term liabilities.” The timing of any payments which could result from the unrecognized tax benefits will depend upon a number of factors. Management believes that it is not reasonably possible that the net unrecognized tax benefits will change significantly within the next 12 months. For the purposes of this table, we have disclosed the gross unrecognized tax benefits in the “one to three years” column based on our estimate on the timing of payment for the remaining tax obligations.

Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the first quarter of fiscal 2011 which are applicable to us or may be considered material to us. For a complete discussion of the impact of recently issued accounting pronouncements, please refer to Note 1 to the Notes of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year-ended March 31, 2010.

Critical Accounting Policies

Our critical accounting policies have not changed from our fiscal year ended March 31, 2010. For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Impairment Review

In June 2010, we made a decision to wind down our Aristos Business and notified its customers that final shipments would occur by September 2010. We also anticipate putting our building up for sale in the third or fourth quarter of fiscal 2011. As a result of these additional actions, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. We then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the first quarter of fiscal 2011, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. Of the $10.2 million impairment charge of our long-lived assets, $6.1 million related to the write-off of intangible assets and the remaining $4.1 million related to the reduction of the carrying value of our property and equipment, net, to its estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging our long-lived assets. The estimation of the impairment involved assumptions that require judgment by us. We will continue to evaluate the remaining useful life of our property and equipment, net, of $6.0 million at July 2, 2010 to determine if the useful life needs to be reduced, and if reduced, the amounts depreciated prospectively would increase during each reporting period.

Dispositions

DPS Business

On June 8, 2010, we consummated a transaction with PMC-Sierra in which PMC-Sierra purchased certain assets related to our DPS Business and PMC-Sierra assumed certain of our liabilities related to the DPS Business. The transaction was pursuant to the Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by us upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account, or DPS Holdback, to secure potential indemnification obligations pursuant to the Purchase Agreement with PMC-Sierra. The DPS Holdback is to be released to us on June 8, 2011, one year after the consummation of the sale of our DPS Business, except for funds necessary to provide for any pending or satisfied claims and will be recognized as contingent consideration in discontinued operations when received. Under the Purchase Agreement, PMC-Sierra purchased substantially all accounts receivable and inventory related to the DPS Business and certain fixed assets and intellectual property (other than our non-core patents for which PMC-Sierra received a perpetual non-exclusive royalty free license). Included in the intellectual property assigned to PMC-Sierra was our former brand name, Adaptec. In addition, certain contracts were assigned to PMC-Sierra. PMC-Sierra has also assumed the obligations for certain of our leased facilities, primarily related to international sites used in the DPS Business, certain employee retention obligations, certain obligations related to a defined benefit retirement plan at one of the foreign subsidiaries and support and service liabilities. Expenses incurred in the transaction primarily included approximately $3.4 million for commissions and legal and accounting fees. We recorded a gain of $10.5 million, net of taxes of $6.8 million, on the disposal of the DPS business in the first quarter of fiscal 2011 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

On June 8, 2010, we also entered into a transition service agreement with PMC-Sierra, in which we will provide certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services will be reimbursed by PMC-Sierra. As a result of the transition service agreement, cash of $4.1 million was received on behalf of PMC-Sierra upon collection of accounts receivable and was classified as “Restricted Cash” and included in “Accounts payable” on our Unaudited Condensed Consolidated Balance Sheets at July 2, 2010.

Snap Server Network Attached Storage Business

On June 27, 2008, we entered into an asset purchase agreement with Overland Storage, Inc., or Overland, for the sale of the Snap Server NAS Business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction pursuant to a promissory note issued us. In the first quarter of fiscal 2010, we amended the promissory note agreement with Overland, which allowed Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, we received the final payment from Overland in the first quarter of fiscal 2011. As a result, in the first quarters of fiscal 2011 and 2010, we recorded a gain of $0.1 million and $0.4 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For financial market risks related to changes in interest rates, equity price and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Our exposure to market risk has not changed materially since March 31, 2010.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Interim CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our delisting from The NASDAQ Global Market may decrease the liquidity of our common stock. On July 27, 2010, we received a letter from the staff of the NASDAQ Listing Qualifications Department informing us that it believes that we no longer have an operating business and are a “public shell,” and as such no longer meet the NASDAQ’s listing requirements. As a result of such determination, our shares were delisted from The NASDAQ Global stock market on August 5, 2010, and on the same date commenced trading on Pink Sheets. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on national securities exchanges. Consequently, selling our common stock may be difficult because smaller quantities of shares may be bought and sold, transactions may be delayed and securities analyst and news media coverage of our Company may be reduced. These factors may result in lower prices and larger spreads in the bid and ask prices for shares of our common stock, as well as lower trading volume.

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

There may be risks associated with acquisitions and investments, including our decisions to sell, write-off or dispose of our remaining operating assets. As part of our business strategy, we seek to identify new acquisition and investment opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent integration of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that we will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to our operations and future financial condition. In addition, we may be subject to certain risks and liabilities based on our decision to wind down our Aristos products or other current operating assets, including requirements under existing contracts with customers for our Aristos Business, and possible disposition of our remaining patent portfolio and real estate assets. There can be no assurance that we will be able to successfully wind down our Aristos products and fulfill all of our contractual obligations with customers of such products, or successfully dispose of or redeploy our remaining patent portfolio and real estate assets, which may result in an adverse effect on our financial condition and stock price.

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities. We have incurred recurring operating losses related to our operations since 2001 (other than during 2004). We are exploring strategic alternatives and seeking to identify new business acquisition opportunities in which we may utilize our NOLs. There is no guarantee that we will be able to identify such new business acquisition opportunities or strategic alternatives in which we may redeploy our assets and the proceeds from the sale of the DPS Business. If we are unable to identify new business opportunities or acquire suitable acquisition candidate(s), we may continue to incur operating losses and negative cash flows, and our results of operations and stock price may suffer.

Our stockholders may be subject to the broad discretion of management. We have limited operating assets, and our business strategy involves identifying new business and investment opportunities. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any such proposed transactions or investments. As a result, our stockholders may depend on the broad discretion and judgment of management and our Board of Directors in connection with the application of our capital and the selection of acquisition or investment targets. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

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

Failure to successfully identify and enter into a new line of business or identify possible acquisition candidates could cause our stock price to decline. We expect to actively pursue new lines of business operations and to explore all strategic alternatives to maximize stockholder value going forward, including deploying the proceeds from the sale of our DPS Business and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital, while we manage our remaining operations. In relation to pursuing such strategic alternatives and new business acquisition opportunities, our stock price may decline due to any or all of the following potential occurrences:

•	we may not be able to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business;

•	we may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates within the limits of our financial resources;

•	we may not be able to effectively utilize our existing net operating losses, or NOLs, to offset future earnings;

•	we may have difficulty retaining our key remaining employees or employees of acquired businesses; and

•	we may have difficulty retaining our Board of Directors or attracting suitable qualified candidates should a current director resign.

We may issue a substantial amount of our common stock in the future which could cause dilution to our stockholders and otherwise adversely affect our stock price. Our current primary business strategy is to make acquisitions. While we may make acquisition(s) in whole or in part with cash, as part of such strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, our existing stockholders’ equity interest may be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

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

We may be unable to realize the benefits of our NOLs. NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. Based on current income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the preservation and use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in identifying suitable new business opportunities and acquisition candidates that maximize our NOLs, and once identified, successfully becoming established in this new business line or consummating such an acquisition.

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

The cost-effective wind down of our operations depends on the efforts of our workforce, the loss of whom could affect the transformation and success of our business. To be successful in the efficient wind down of our operations, we must retain a group of our remaining employees as we fulfill certain transition services to PMC-Sierra, Inc., or PMC-Sierra and as we proceed with winding down our Aristos Business. Each of our employees is an “at-will” employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty. Therefore, we have implemented retention plans in an effort to retain these employees. The loss of any employees key to an effective wind down could have a significant impact on the success of the wind down of our operations, including having an adverse effect on, and increase the cost of, providing transition services to PMC-Sierra.

We will likely incur significant restructuring expenses in the near future. In May 2010, we adopted a restructuring plan involving the termination of certain employees, the last of whom was notified in June 2010. We have recorded $2.3 million related to one-time severance benefits in the first quarter of fiscal 2011; however, we expect to record additional restructuring expense of $1.6 million during the next several quarters, primarily related to one-time severance benefits. Certain of the employees notified are expected to continue to provide services through December 2010 in connection with the transition services we are providing to PMC-Sierra, and to a lesser extent, through January 2011 to assist in corporate matters. However, we could encounter delays in executing our restructuring plan, which could cause further disruption and additional unanticipated expense in the near future. Further, our restructuring plan could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results. Certain events or changes in circumstances would require us to assess the recoverability of the carrying value amount of our long-lived assets. As a result of our decision to wind down our Aristos Business and our anticipation in putting our building up for sale after completion of our final shipments to our customers through September 2010, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. As a result, we recorded an impairment charge of $10.2 million in the first quarter of fiscal 2011 to write-off our intangible assets and reduce the carrying value of our property and equipment, net, to the estimated fair value, which was based on the market approach and considered the perspective of market participants using or exchanging our long-lived assets. We will continue to evaluate the remaining useful life of our property and equipment, net, of $6.0 million at July 2, 2010 to determine if the useful life needs to be reduced, and if reduced, the amounts depreciated prospectively would increase during each reporting period. If the remaining useful life of our long-lived assets shortens, we will be required to record higher depreciation expense in future periods which may have a material impact on our operating results. We may also be required to record additional impairment charges for our long-lived assets in the future if certain events or changes in circumstances arise.

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired. We continue to hold non-controlling interest in privately held venture funds. At July 2, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million for each period. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2009, the value of our non-controlling interest in privately held venture funds declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

We may sustain losses in our investment portfolio due to adverse changes in the global credit markets. Global economic conditions have been challenged in the past by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. While the liquidity and credit concerns have passed and we have seen some improvement in global economic conditions, any adverse change in global economic conditions may adversely impact our financial results. A substantial portion of our assets consists of investments in marketable securities that we hold as available-for-sale and we mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

If the financial institutions that maintain our cash, cash equivalents and marketable securities, experience financial difficulties, which is more likely in the current weakened state of the economy, our cash balances may be adversely impacted. We maintain our cash, cash equivalents and marketable securities with certain financial institutions in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

We may be required to pay additional income taxes which could negatively affect our results of operations and financial position. Our tax provision continues to reflect judgment and estimation regarding components of the settlement such as interest calculations and the application of the settlements to foreign, state and local taxing jurisdictions. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made. In fiscal 2009, the IRS concluded its audit of our federal income tax returns for the fiscal 2004 through 2006 audit cycle. The IRS issued a No Change Report indicating no change to our tax liability; however, the IRS continues to have the ability to adjust tax attributes relating to these years in subsequent audits. We believe that we have provided sufficient tax provisions for these years and that the ultimate outcome of any future IRS audits that include the tax attributes will not have a material adverse impact on our financial position or results of operations in future periods. While the tax authorities in the foreign jurisdictions in which we operate or formerly operated continue to audit our tax returns for fiscal years subsequent to 1999, the potential outcome of these audits is uncertain and could result in material tax provisions or additional tax payments in future periods.

We may be subject to a higher effective tax rate that could negatively affect our results of operations and financial position. We are subject to income and other taxes in the United States and in the foreign taxing jurisdictions in which we formerly operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation and is subject to audit and redetermination by the taxing authorities. Although we believe our tax estimates are reasonable, the following factors could cause our effective tax rate to be materially different than tax amounts recorded in our Consolidated Financial Statements:

•	the jurisdiction in which profits were determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in share-based compensation expense;

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

Third parties may assert infringement claims against us, which may be expensive to defend and could divert our resources. From time to time, third parties assert exclusive patent, copyright and other intellectual property rights to technologies that were formerly key to our business, and we expect to continue to receive such claims in the future. We cannot assure you that third parties will not assert other infringement claims against us, directly or indirectly, in the future, that assertions by third parties will not result in costly litigation or that we would prevail in such litigation. These claims may be asserted in respect of intellectual property that we own or formerly owned, or that we formerly licensed from others. Intellectual property litigation, regardless of the outcome, could result in substantial costs to us and diversion of our resources and management time and attention, and could adversely affect our business and financial results.

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

If actual results or events differ materially from those contemplated by us in making estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying notes. For example, we have identified key accounting estimates in our Critical Accounting Policies included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2010, which include revenue recognition, cash, cash equivalents and marketable securities valuation, inventory, impairment of long-lived assets and income taxes. Furthermore, Note 1 to the Consolidated Financial Statements included in “Item 8: Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 describes the significant accounting policies essential to preparing our Consolidated Financial Statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ materially from our estimates.

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

The Sarbanes-Oxley Act has increased, and the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act will continue to increase, the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized a stock repurchase program to purchase up to $40 million of our common stock. No common stock repurchases occurred during the first quarter of fiscal 2011. We have repurchased approximately $4.1 million in shares of our common stock in the open market through July 2, 2010. As of July 2, 2010, $35.9 million remained available for repurchase under the authorized stock repurchase program.

In the first quarter of fiscal 2011, we withheld 0.1 million shares to cover the applicable taxes, relating to the vesting of shares of restricted stock. The average price per share of the shares withheld was $3.02. The shares withheld for tax purposes are not considered common stock repurchases under our authorized plan.

Item 6. Exhibits.

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc.					X

2.2	Amended Asset Purchase Agreement between the Company and PMC-Sierra, Inc.					X

3.1	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 22, 2010	8-K	000-15071	June 25, 2010	3.1

10.1	Separation Agreement of Mary L. Dotz, effective July 16, 2010.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADAPTEC, INC.

By:	/s/ JOHN J. QUICKE
	John J. Quicke Interim President and Chief Executive Officer (principal executive officer)	Date: August 11, 2010

By:	/s/ MARY L. DOTZ
	Mary L. Dotz Chief Financial Officer (principal financial officer)	Date: August 11, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

2.1	Asset Purchase Agreement between the Company and PMC-Sierra, Inc.					X

2.2	Amended Asset Purchase Agreement between the Company and PMC-Sierra, Inc.					X

3.1	Certificate of Ownership and Merger filed with the Delaware Secretary of State on June 22, 2010	8-K	000-15071	June 25, 2010	3.1

10.1	Separation Agreement of Mary L. Dotz, effective July 16, 2010.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X