Form 10-Q
period 2010-10-01
ADPT Corp
filed 2010-11-05
CIK 709804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of ADPT’s common stock outstanding as of November 3, 2010 was 111,189,812.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(in thousands, except per share amounts)
Net revenues	$4,783	$893	$8,895	$2,607
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets)	1,492	1,221	16,344	2,698

Gross profit (loss)	3,291	(328)	(7,449)	(91)

Operating expenses:
Research and development	127	4,370	5,427	9,062
Selling, marketing and administrative	2,721	5,644	6,715	10,129
Amortization of acquisition-related intangible assets	—	325	1,077	650
Restructuring charges (credits)	1,098	(87)	3,387	62
Impairment of long-lived assets	—	—	4,838	—

Total operating expenses	3,946	10,252	21,444	19,903

Loss from continuing operations	(655)	(10,580)	(28,893)	(19,994)
Interest and other income, net	2,099	2,363	3,770	5,006

Income (loss) from continuing operations before income taxes	1,444	(8,217)	(25,123)	(14,988)
Benefit from (provision for) income taxes	(203)	3,026	7,150	5,209

Income (loss) from continuing operations, net of taxes	1,241	(5,191)	(17,973)	(9,779)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(24)	1,100	(686)	5,842
Gain on disposal of discontinued operations, net of taxes	—	318	10,746	758

Income (loss) from discontinued operations, net of taxes	(24)	1,418	10,060	6,600

Net income (loss)	$1,217	$(3,773)	$(7,913)	$(3,179)

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.01	$(0.04)	$(0.15)	$(0.08)
Income (loss) from discontinued operations, net of taxes	$(0.00)	$0.01	$0.08	$0.06
Net income (loss)	$0.01	$(0.03)	$(0.07)	$(0.03)
Diluted
Income (loss) from continuing operations, net of taxes	$0.01	$(0.04)	$(0.15)	$(0.08)
Income (loss) from discontinued operations, net of taxes	$(0.00)	$0.01	$0.08	$0.06
Net income (loss)	$0.01	$(0.03)	$(0.07)	$(0.03)

Shares used in computing income (loss) per share:
Basic	118,418	118,961	119,047	119,122
Diluted	118,539	118,961	119,047	119,122

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 1, 2010	March 31, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$67,013	$63,948
Marketable securities	298,766	311,399
Accounts receivable, net	3,382	7,528
Inventories, net	—	2,342
Prepaid expenses and other current assets	8,385	13,623
Assets held for sale	6,000	—

Total current assets	383,546	398,840
Property and equipment, net	7	11,353
Other intangible assets, net	—	16,029
Other long-term assets	2,777	2,854

Total assets	$386,330	$429,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,746	$9,188
Accrued and other liabilities	3,546	12,271
3/4% Convertible Senior Subordinated Notes due 2023	346	346

Total current liabilities	5,638	21,805
Other long-term liabilities	4,429	4,755
Deferred income taxes	4,813	4,813

Total liabilities	14,880	31,373

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	105	119
Additional paid-in capital	184,873	203,229
Accumulated other comprehensive income, net of taxes	4,316	4,286
Retained earnings	182,156	190,069

Total stockholders’ equity	371,450	397,703

Total liabilities and stockholders’ equity	$386,330	$429,076

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six-Month Period Ended
	October 1, 2010	October 2, 2009
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(7,913)	$(3,179)
Less: income from discontinued operations, net of taxes	10,060	6,600

Loss from continuing operations, net of taxes	(17,973)	(9,779)
Adjustments to reconcile loss from continuing operations, net of taxes, to net cash provided by (used in) operating activities:
Stock-based compensation expense	234	1,154
Inventory-related charges (credit)	(37)	(5)
Depreciation and amortization	12,224	4,511
Impairment of long-lived assets	10,171	—
Changes in assets and liabilities	(22,336)	(392)

Net Cash Used in Operating Activities of Continuing Operations	(17,717)	(4,511)
Net Cash Provided by Operating Activities of Discontinued Operations	174	14,300

Net Cash Provided by (Used in) Operating Activities	(17,543)	9,789

Cash Flows From Investing Activities:
Purchases of intangible assets (installment payments)	(953)	(702)
Purchases of property and equipment	—	(202)
Purchases of marketable securities	(130,168)	(121,779)
Sales of marketable securities	106,375	64,058
Maturities of marketable securities	34,221	28,294

Net Cash Provided by (Used in) Investing Activities of Continuing Operations	9,475	(30,331)
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations	29,238	(144)

Net Cash Flow Provided by (Used in) Investing Activities	38,713	(30,475)

Cash Flows From Financing Activities:
Repurchases of long-term debt	—	(60)
Proceeds from issuance of common stock	2,062	2
Repurchase of common stock	(20,385)	(1,756)

Net Cash Used in Financing Activities of Continuing Operations	(18,323)	(1,814)
Net Cash Used in Investing Activities of Discontinued Operations	—	—

Net Cash Used in Financing Activities	(18,323)	(1,814)

Effects of Foreign Currency on Cash and Cash Equivalents	218	1,083

Net Increase (Decrease) in Cash and Cash Equivalents	3,065	(21,417)
Cash and Cash Equivalents at Beginning of Period	63,948	111,724

Cash and Cash Equivalents at End of Period	$67,013	$90,307

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Interim Financial Statements (“Consolidated Financial Statements”) of ADPT Corporation and its wholly-owned subsidiaries (collectively, “ADPT” or the “Company”) have been prepared on a consistent basis with the March 31, 2010 audited consolidated annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth therein. The Consolidated Financial Statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the SEC on May 27, 2010. The results of operations for the second quarter and first half of fiscal 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to prior period reported amounts to conform to the current period presentation, including the Company’s disclosures surrounding discontinued operations as discussed further in Note 4, and Notes 3 and 7 to the Consolidated Financial Statements. The discontinued operations included the reclassification of the Company’s financial statements and related disclosures for all periods presented, except for the historical Unaudited Condensed Consolidated Balance Sheets. These reclassifications had no impact on net income (loss), total assets or total stockholders’ equity. Unless otherwise indicated, the Notes to the Consolidated Financial Statements relate to the discussions of the Company’s continuing operations (Note 17).

2. Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the first half of fiscal 2011 which are applicable to the Company or may be considered material to the Company. For a complete discussion of the impact of recently issued accounting pronouncements, please refer to Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

3. Employee Stock Benefit Plans

Stock-Based Compensation

The Company measured and recognized compensation expense for all stock-based awards made to its employees and directors, including employee stock options and other stock-based awards, based on estimated fair values using a straight-line amortization method over the respective requisite service period of the awards and adjusted it for estimated forfeitures. In May 2010, the Compensation Committee of the Board of Directors modified all employees’ unvested stock-based awards, including stock options, restricted stock awards and restricted stock units (none of which affect the Company’s Interim President and Chief Executive Officer (“CEO”)). The modification of the unvested stock-based awards was effective the earlier of (1) June 8, 2010, the date the Company consummated the Asset Purchase Agreement (the “Purchase Agreement”) with PMC-Sierra, Inc. (“PMC-Sierra”) for the sale of certain assets related to the Company’s business of providing data storage hardware and software solutions and products (the “DPS Business”) and PMC-Sierra assumed certain liabilities related to the DPS Business or (2) the date in which an employee was involuntarily terminated (other than for cause) as part of the actions the Company took related to its sale of the DPS Business. The modifications included the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, resulting in total stock-based compensation expense of $0.2 million and cash compensation expense of $1.2 million, respectively, for the first half of fiscal 2011.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations for the second quarters and first halves of fiscal 2011 and 2010 was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010 (1)	October 2, 2009
		(in thousands)
Stock-based compensation expense by caption:
Research and development	$—	$171	$72	$295
Selling, marketing and administrative	—	366	162	859

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes	$—	$537	$234	$1,154

Stock-based compensation expense by type of award:
Stock options	$—	$171	$165	$370
Restricted stock awards and restricted stock units	—	366	69	784

Stock-based compensation expense effect on income (loss) from continuing operations, net of taxes	$—	$537	$234	$1,154

(1)	The stock-based compensation expense recorded in the first half of fiscal 2011 in the above table excluded the cash compensation expense of $1.2 million paid to employees related to the settlement of unvested stock-based awards in the form of a fixed cash payment.

Stock-based compensation expense in the above table does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. For the second quarters and first halves of fiscal 2011 and 2010, there were no income tax benefits realized for the tax deductions from option exercises of the stock-based payment arrangements. In addition, there were no stock-based compensation costs capitalized as part of an asset in the second quarters and first halves of fiscal 2011 and 2010 as the amounts were not material. As of October 1, 2010, the Company has no remaining unamortized stock-based compensation expense due to the recognition of all stock-based compensation expense as a result of the modifications made in the first half of fiscal 2011.

Valuation Assumptions

The Company used the Black-Scholes option pricing model for determining the estimated fair value for stock options and stock-based awards. The fair value of the Company’s outstanding stock options and other stock-based awards granted in the second quarter and first half of fiscal 2010 was estimated using the following weighted-average assumptions:

	Three-Month Period Ended	Six-Month Period Ended
	October 2, 2009	October 2, 2009
Expected life (in years)	4.04	4.05
Risk-free interest rates	2.2%	2.2%
Expected volatility	49%	49%
Dividend yield	—	—
Weighted average fair value:
Stock options	$1.15	$1.15
Restricted stock	$2.86	$2.81

No grants were made in the second quarter and first half of fiscal 2011 for stock options and other stock-based awards.

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and consultants under two equity incentive plans, the 2004 Equity Incentive Plan and the 2006 Director Plan. In addition, the Company has minimal outstanding options issued under equity plans that it assumed in connection with its previous acquisition. For a complete discussion of these plans, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of October 1, 2010, the Company had an aggregate of 18.7 million shares of its common stock reserved for issuance under its 2004 Equity Incentive Plan, of which 1.6 million shares were subject to outstanding options and other stock awards and 17.1 million shares were available for future grants of options and other stock awards. As of October 1, 2010, the Company had an aggregate of 1.0 million shares of its common stock reserved for issuance under its 2006 Director Plan, of which 0.4 million shares were subject to outstanding options and other stock awards and 0.6 million shares were available for future grants of options and other stock awards. As of October 1, 2010, the Company had minimal shares of common stock reserved that are subject to outstanding options under assumed plans in connection with its previous acquisition.

Stock Benefit Plans Activities

Equity Incentive Plans: A summary of option activity under all of the Company’s equity incentive plans as of October 1, 2010 and changes during the first half of fiscal 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2010	4,882	$4.05
Granted	—	$—
Exercised	(724)	$2.85
Forfeited	(1)	$3.87
Expired	(2,255)	$4.69

Outstanding at October 1, 2010	1,902	$3.76	4.52	$61

Options vested and expected to vest at October 1, 2010	1,902	$3.76	4.52	$61

Options exercisable at October 1, 2010	1,865	$3.77	4.44	$59

The aggregate intrinsic value is calculated as the difference between the price of the Company’s common stock on the Pink Sheets, an electronic quotation service that publishes market maker quotes for securities traded over the counter, and the exercise price of the underlying awards for the 0.6 million shares subject to options that were in-the-money at October 1, 2010. During the second quarters and first halves of fiscal 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s equity incentive plans were minimal, determined as of the date of option exercise. The Company expects the future activity related to its stock benefit plans to be minimal and the activity is expected to consist primarily of forfeited options if the options are unexercised 90 days after an employees’ termination date, and to a lesser extent, option exercises.

Restricted Stock: Restricted stock awards and restricted stock units (collectively, “restricted stock”) were granted under the Company’s 2004 Equity Incentive Plan and 2006 Director Plan. The Company’s right to repurchase shares of restricted stock awards lapses upon vesting, at which time the shares of restricted stock awards are released to the employees or directors. Restricted stock units are converted into common stock upon vesting and are subsequently released to the employees or directors. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes. As of October 1, 2010, there were 70,626 shares of service-based restricted stock awards and 2,710 shares of restricted stock units outstanding. The cost of these awards, determined to be the fair market value of the shares at the date of grant, was expensed ratably over the period the restrictions lapse; however, the expense was accelerated in the first half of fiscal 2011 due to the modifications made during the first quarter of fiscal 2011. For a complete discussion on how the restrictions generally lapsed for restricted stock, please refer to Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of activity for restricted stock as of October 1, 2010 and changes during the first half of fiscal 2011 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands, except weighted
	average grant-date fair value)
Non-vested restricted stock at March 31, 2010	1,718	$3.01
Awarded	—	$—
Vested	(377)	$3.28
Forfeited	(1,268)	$2.91

Non-vested restricted stock at October 1, 2010 (1)	73	$3.25

(1)	At October 1, 2010, non-vested restricted stock represents those issued under the 2006 Director Plan, in which the restrictions generally lapse one year from the date of grant for non-employee directors; however, the restricted stock will vest immediately if the non-employee director ceases to serve on the Company’s Board of Directors for any reason.

All restricted stock was awarded at the par value of $0.001 per share. The Company expects the future restricted stock activity related to its stock benefit plans to be minimal.

Common Stock Repurchase Program

In July 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $40 million of the Company’s common stock. During the second quarter and first half of fiscal 2011, the Company repurchased approximately 7.0 million shares of its common stock at an average price of $2.89 for an aggregate repurchase price of $20.2 million, excluding brokerage commissions. The Company has accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of October 1, 2010, $15.7 million remained available for repurchases under the authorized stock repurchase program.

Warrants

In June 2004, the Company issued a warrant to International Business Machines Corporation (“IBM”) to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $8.13 per share; however, the warrant expired unexercised in June 2009. The Company issued a warrant to IBM in August 2004 to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $6.94 per share; however, the warrant expired unexercised in August 2009. For further discussion on these warrants, please refer to Note 16 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

4. Business Dispositions

DPS Business:

On June 8, 2010, the Company consummated a transaction with PMC-Sierra in which PMC-Sierra purchased certain assets related to the DPS Business and PMC-Sierra assumed certain liabilities of the Company related to the DPS Business. The transaction was pursuant to the Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by the Company upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account (“DPS Holdback”) to secure potential indemnification obligations pursuant to the Purchase Agreement with PMC-Sierra. The DPS Holdback is to be released to the Company on June 8, 2011, one year after the consummation of the sale of the Company’s DPS Business, except for funds necessary to provide for any pending or satisfied claims, and will be recognized as contingent consideration in discontinued operations when received. As of October 1, 2010, the full DPS Holdback of $5.0 million remains outstanding for potential indemnification obligations that may arise. Under the Purchase Agreement, PMC-Sierra purchased substantially all accounts receivable and inventory related to the DPS Business and certain fixed assets and intellectual property (other than the Company’s non-core patents for which PMC-Sierra received a perpetual non-exclusive royalty free license). Included in the intellectual property assigned to PMC-Sierra was the Company’s former brand name, Adaptec. In addition, certain contracts were assigned to PMC-Sierra. PMC-Sierra has also assumed the obligations for certain of the Company’s leased facilities, primarily related to international sites used in the DPS Business, certain employee retention obligations, certain obligations related to a defined benefit retirement plan at one of the foreign subsidiaries and support and service liabilities. Expenses incurred in the transaction primarily included approximately $3.4 million for commissions and legal and accounting fees. The Company recorded a gain of $10.5 million, net of taxes of $6.8 million, on the disposal of the DPS business in the first half of fiscal 2011 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 8, 2010, the Company also entered into a transition service agreement with PMC-Sierra, in which the Company will provide certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services are being reimbursed by PMC-Sierra. In the first half of fiscal 2011, the Company incurred approximately $1.0 million in direct costs under the transition service agreement with PMC-Sierra. As of October 1, 2010, PMC-Sierra owed the Company $0.4 million under the transition service agreement, which was included in “Prepaid expenses and other current assets” on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Net revenues and the components of income (loss) related to the DPS Business included in discontinued operations, were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
		(in thousands)
Net revenues	$—	$17,549	$11,725	$37,573

Income (loss) from discontinued operations before income taxes	(41)	3,389	212	8,243
Benefit from (provision for) income taxes	17	(2,289)	(898)	(2,401)

Income (loss) from discontinued operations, net of taxes	$(24)	$1,100	$(686)	$5,842

The components of net assets, at the time of the sale of the DPS Business, were as follows:

July 2, 2010
(in thousands)
Inventories	$3,817
Accounts receivable, net	6,437
Prepaids and other current assets	180

Total current assets of discontinued operations	10,434
Property and equipment, net	858

Total assets of discontinued operations	11,292

Accrued and other liabilities	(1,746)

Total current liabilities of discontinued operations	(1,746)
Other long-term liabilities	(956)

Total liabilities of discontinued operations	(2,702)

Net assets of discontinued operations	$8,590

Snap Server Network Attached Storage (“NAS”) Business:

On June 27, 2008, the Company entered into an asset purchase agreement with Overland Storage, Inc. (“Overland”) for the sale of the Snap Server NAS Business for $3.3 million, of which $2.1 million was received by the Company upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction pursuant to a promissory note issued to the Company. In the first quarter of fiscal 2010, the Company amended the promissory note agreement with Overland, which allowed Overland to pay the Company the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, the Company received the final payment from Overland in the first quarter of fiscal 2011. As a result, in the second quarter of fiscal 2010, the Company recorded a gain of $0.3 million and in the first halves of fiscal 2011 and 2010, the Company recorded a gain of $0.1 million and $0.8 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. For further discussion on the sale of the Snap Server NAS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

The Company’s portfolio of marketable securities at October 1, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$36,620	$—	$—	$36,620
United States government securities	45,757	557	—	46,314
Government agencies	64,112	539	(7)	64,644
Mortgage-backed securities	34,758	339	(12)	35,085
State and municipalities	1,065	7	—	1,072
Corporate obligations	167,810	1,641	(34)	169,417
Asset-backed securities	492	23	—	515

Total available-for-sale securities	350,614	3,106	(53)	353,667
Amounts classified as cash equivalents	(54,901)	—	—	(54,901)

Amounts classified as marketable securities	$295,713	$3,106	$(53)	$298,766

The Company’s portfolio of marketable securities at March 31, 2010 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available-for-Sale Marketable Securities:
Short-term deposits	$16,739	$—	$—	$16,739
United States government securities	41,058	156	(15)	41,199
Government agencies	92,795	905	(34)	93,666
Mortgage-backed securities	42,309	559	(55)	42,813
State and municipalities	1,065	—	(2)	1,063
Corporate obligations	136,934	1,675	(18)	138,591
Asset-backed securities	7,791	119	—	7,910

Total available-for-sale securities	338,691	3,414	(124)	341,981
Amounts classified as cash equivalents	(30,582)	—	—	(30,582)

Amounts classified as marketable securities	$308,109	$3,414	$(124)	$311,399

The gross realized gains and losses from the sales of marketable securities for the second quarters and first halves of fiscal 2011 and 2010 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
		(in thousands)
Gross realized gains	$738	$148	$866	$389
Gross realized losses	$(45)	$(16)	$(414)	$(154)

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at October 1, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Government agencies	$6,025	$(7)	$—	$—	$6,025	$(7)
Mortgage-backed securities	3,096	(12)	—	—	3,096	(12)
Corporate obligations	19,588	(34)	—	—	19,588	(34)

Total	$28,709	$(53)	$—	$—	$28,709	$(53)

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale marketable securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
United States government securities	$4,957	$(15)	$—	$—	$4,957	$(15)
Government agencies	23,322	(34)	—	—	23,322	(34)
Mortgage-backed securities	7,702	(55)	—	—	7,702	(55)
State and municipalities	1,064	(2)	—	—	1,064	(2)
Corporate obligations	16,038	(18)	—	—	16,038	(18)

Total	$53,083	$(124)	$—	$—	$53,083	$(124)

The Company’s investment portfolio consists of both corporate and government securities that generally mature within three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to liquidity challenges and changes in interest rates and bond yields. The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the second quarters and first halves of fiscal 2011 and 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The amortized cost and estimated fair value of investments in available-for-sale debt securities at October 1, 2010 and March 31, 2010, by contractual maturity, were as follows:

	October 1, 2010		March 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
		(in thousands)
Mature in one year or less	$179,763	$180,554	$154,314	$155,728
Mature after one year through three years	170,595	172,853	184,060	185,934
Mature after three years	256	260	317	319

Total	$350,614	$353,667	$338,691	$341,981

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

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Assets Measured at Fair Value on a Recurring Basis

The Company utilized levels 1 and 2 to value its financial assets on a recurring basis. Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include the Company’s cash accounts, short-term deposits and money market funds as these specific assets are liquid. Level 1 instruments also include United States government securities, government agencies, state and municipalities, and substantially all mortgage-backed securities as these securities are backed by the federal government and traded in active markets frequently with sufficient volume. Level 2 instruments use quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and include corporate obligations and asset-backed securities as similar or identical instruments can be found in active markets. At both October 1, 2010 and March 31, 2010, the Company did not have any financial assets utilizing level 3 to value its financial assets on a recurring basis. Level 3 is supported by little or no market activity and requires a high level of judgment to determine fair value.

Financial assets measured at fair value on a recurring basis at October 1, 2010 and March 31, 2010 were as follows:

		October 1, 2010			March 31, 2010
		Fair Value Measurements At Reporting Date Using			Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
			(in thousands)
Cash, including short-term deposits (1)	$48,732	$48,732	$—	$50,105	$50,105	$—
United States government securities (2)	46,314	46,314	—	41,199	41,199	—
Government agencies (3)	64,644	64,644	—	93,666	93,666	—
Mortgage-backed securities (3)	35,085	34,452	633	42,813	41,696	1,117
State and municipalities (3)	1,072	1,072	—	1,063	1,063	—
Corporate obligations (4)	169,417	—	169,417	138,591	—	138,591
Asset-backed securities (3)	515	—	515	7,910	—	7,910

Total	$365,779	$195,214	$170,565	$375,347	$227,729	$147,618

(1)	At October 1, 2010, the Company recorded $48,617,000 and $115,000 within “Cash and cash equivalents,” and “Marketable securities,” respectively. At March 31, 2010, the Company recorded $50,100,000 and $5,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.
(2)	At October 1, 2010, the Company recorded $46,314,000 within “Marketable securities.” At March 31, 2010, the Company recorded $4,099,000 and $37,100,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.
(3)	Recorded within “Marketable securities.”
(4)	At October 1, 2010, the Company recorded $18,396,000 and $151,021,000 within “Cash and cash equivalents” and “Marketable securities,” respectively. At March 31, 2010, the Company recorded $9,749,000 and $128,842,000 within “Cash and cash equivalents” and “Marketable securities,” respectively.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized level 3 to value its non-financial assets on a non-recurring basis. These non-financial assets were adjusted to its implied fair value as indicators were present that the carrying value of such assets may not be fully recoverable. Level 3 instruments, which are categorized as significant unobservable inputs, included the Company’s long-lived assets classified as held for sale and non-controlling interest in certain non-public companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. Although the Company used the market approach for the fair value of its long-lived assets classified as held for sale based on similar assets either sold, pending sale or available for sale, the terms of these similar assets are highly subjective, resulting in the classification as level 3. In addition, Pacven Walden Ventures V Funds invests in technology companies worldwide, primarily in the communications, electronics, information technology services, internet, software, life sciences and semiconductor industries. APV Technology Partners II, L.P. invests in technology companies that are privately-held, which are organized in the United States. The Company regularly monitors these investments by recording these investments within “Other Long Term Assets” on the Unaudited Condensed Consolidated Balance Sheets based on quarterly statements the Company receives from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which the Company uses to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. Assumptions used by the Company due to lack of observable inputs may impact the fair value of these equity investments in future periods. In the event that the carrying value of its equity investments exceeds their fair value, or the decline in value is determined to be other-than-temporary, the carrying value is reduced to its current fair value, which is recorded in “Interest and Other Income, Net,” in the Unaudited Condensed Consolidated Statements of Operations. At both October 1, 2010 and March 31, 2010, there were no transfers in or out of level 3 related to the Company’s long-lived assets classified as held for sale and two venture capital funds.

Financial assets measured at fair value on a non-recurring basis at October 1, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Non-controlling interest in certain funds (1)	$1,222	$—	$—	$1,222
Long-lived assets held and used (2)	—	—	—	—
Long-lived assets held for sale (3)	6,000	—	—	6,000

Total	$7,222	$—	$—	$7,222

(1)	The Company’s carrying value for non-controlling interest in certain non-public companies approximates its fair value, as discussed in further detail above.
(2)	Long-lived assets held and used with a carrying amount of $6.1 million were fully impaired and written off to its implied fair value, which was included in the Unaudited Condensed Consolidated Statements of Operations in the first half of fiscal 2011 (Note 8).
(3)	Long-lived assets held for sale, which was previously classified as held and used with a carrying value of $10.1 million at July 2, 2010, were written down to its implied fair value of $6.0 million, net of cost to sell, resulting in an impairment of $4.1 million, which was included in the Unaudited Condensed Consolidated Statements of Operations in the first half of fiscal 2011 (Note 8).

Financial assets measured at fair value on a non-recurring basis at March 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Non-controlling interest in certain funds	$1,233	$—	$—	$1,233

Total	$1,233	$—	$—	$1,233

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Balance Sheet Details

Inventories, Net

The components of inventories, net at October 1, 2010 and March 31, 2010 were as follows:

	October 1, 2010	March 31, 2010
	(in thousands)
Raw materials	$—	$8
Work-in-process	—	393
Finished goods	—	1,941

Inventories, net	$—	$2,342

Accrued and Other Liabilities

The components of accrued and other liabilities at October 1, 2010 and March 31, 2010 were as follows:

	October 1, 2010	March 31, 2010
	(in thousands)
Tax-related	$868	$1,075
Restructuring-related	784	618
Accrued compensation and related taxes	910	4,637
Deferred margin	—	2,717
Obligations under software license agreement	—	1,053
Other	984	2,171

Accrued and other liabilities	$3,546	$12,271

Other Long-Term Liabilities

The components of other long-term liabilities at October 1, 2010 and March 31, 2010 were as follows:

	October 1, 2010	March 31, 2010
	(in thousands)
Tax-related	$3,666	$3,656
Restructuring-related	—	165
Other (1)	763	934

Other long-term liabilities	$4,429	$4,755

(1)	Other represents a defined benefit retirement plan at one of its foreign subsidiaries that the Company acquired in fiscal 2004. The liability was calculated in accordance with statutory government plans.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Long-lived Assets

Intangible Assets, Net

The components of intangible assets, net, at October 1, 2010 and March 31, 2010 were as follows:

	October 1, 2010				March 31, 2010
	Gross Carrying Amount	Impairment/ Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(in thousands)
Acquisition-related intangible assets:
Patents, core and existing technologies	$18,800	$(18,800	)(1)	$—	$34,348	$(21,501)	$12,847
Customer relationships	3,900	(3,900	)(2)	—	4,233	(2,391)	1,842
Trade names	—	—		—	674	(674)	—
Backlog	340	(340)		—	340	(340)	—

Subtotal	23,040	(23,040)		—	39,595	(24,906)	14,689
Intellectual property assets and warrants	—	—		—	26,992	(26,992)	—
Software license	1,755	(1,755)		—	1,755	(415)	1,340

Intangible assets, net	$24,795	$(24,795)		$—	$68,342	$(52,313)	$16,029

(1)	Accumulated amortization at October 1, 2010 included impairment charges of $5,333,000, which was recorded within “Cost of revenues” in the Unaudited Condensed Consolidated Statements of Operations in the first half of fiscal 2011.
(2)	Accumulated amortization at October 1, 2010 included impairment charges of $764,000, which was recorded within “Impairment of long-lived assets” in the Unaudited Condensed Consolidated Statements of Operations in the first half of fiscal 2011.

The decrease of the gross carrying amount and the associated accumulated amortization for certain related intangible assets from March 31, 2010 to October 1, 2010 was a result of PMC-Sierra acquiring the DPS Business. In the first half of fiscal 2011, the Company also changed the amount to be amortized prospectively related to net book value of its remaining intangible assets of $16.0 million at March 31, 2010 based upon the pattern in which economic benefits of the assets were expected to be realized. The remaining useful life of its intangible assets related to patents, core and existing technologies, and customer relationships changed from 40 months and 16 months, respectively, to approximately 5.25 months for each intangible asset, resulting in an increase in the total quarterly amortization by $7.3 million beginning in the first quarter of fiscal 2011. This was based on the Company’s evaluation of whether to pursue the sale or to wind down and dispose of its products and associated technology obtained from its acquisition of Aristos Logic (“Aristos Business”), in either case by the end of September 2010, after entering into a Purchase Agreement with PMC-Sierra. The amortization of the patents, core and existing technologies, and customer relationships was recorded in “Cost of revenues” and “Amortization of acquisition-related intangible assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. The remaining useful life of the Company’s intangible assets related to a software license agreement with Synopsys, Inc. changed from 15.5 months to 2 months reflecting a change in the quarterly amortization by $1.2 million beginning in the first quarter of fiscal 2011, as the Company ceased using the license in May 2010 in connection with actions taken under its fiscal 2011 restructuring plan. The amortization of the software license agreement was recorded in “Research and development” in the Unaudited Condensed Consolidated Statements of Operations. Amortization of intangible assets, net was $1.4 million in the second quarter of fiscal 2010. Amortization of intangible assets, net was $9.9 million and $2.7 million in the first halves of fiscal 2011 and 2010, respectively.

Impairment Review

In June 2010, the Company made a decision to wind down its Aristos Business and notified its customers that final shipments would occur by the end of September 2010. The Company also anticipated putting its building up for sale in the third or fourth quarter of fiscal 2011. As a result of these additional actions, the Company evaluated the carrying value of its long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. The Company then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the first half of fiscal 2011, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. Of the $10.2 million impairment charge of its long-lived assets recorded in the first half of fiscal 2011, $6.1 million related to the write-off of intangible assets and the remaining $4.1 million related to the reduction of the carrying value of its property and equipment, net, to its estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging the Company’s long-lived assets. The estimation of the impairment involved assumptions that require judgment by the Company.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Assets Held For Sale

In the second quarter of fiscal 2011, the Company ceased to have an operational business to support and put its headquarters up for sale. The building was classified as “Assets held for sale” in the Unaudited Condensed Consolidated Balance Sheets at its estimated fair value, less cost to sell, of $6.0 million at October 1, 2010. The estimated fair value approximated its carrying value, which was determined using the market approach and considered the perspective of market participants. The Company has entered into an exclusive sales listing agreement with a broker to sell its headquarters and expects to sell its facilities by the first quarter of fiscal 2012. While classified as held for sale, the Company may need to reassess the fair value of the building at each of its reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, the Company may be required to record additional impairment charges for its long-lived assets in the future.

9. Commitments and Contingencies

Operating Lease Obligations

The Company leases certain office facilities and equipment under operating lease agreements that expire at various dates through fiscal 2012. As of October 1, 2010, future minimum lease payments and future lease and sublease income under non-cancelable operating leases and subleases were as follows:

	Future Minimum Lease Payments	Future Lease/Sublease Income
	(in thousands)
2011 (remaining six months)	$648	$653
2012	733	797
2013	—	91
2014	—	—

Total	$1,381	$1,541

Purchase Obligations

Purchase obligations relate to the Company’s contractual commitments primarily for services. At October 1, 2010, the Company’s purchase obligations were minimal, which was based on the Company’s current needs and the Company’s expectations that its vendors will fulfill services in fiscal 2011.

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

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Restructuring Charges (Credits)

In June 2010, the Company completed its actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.8 million. The execution of this restructuring plan was substantially contingent upon the sale of the Company’s DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and is intended to allow the Company to reduce its operating expenses following such sale. Certain of the employees notified are expected to continue to provide services through December 2010 in connection with the transition services the Company is providing to PMC-Sierra, and to a lesser extent, through January 2011 to assist in corporate matters. The Company expects to incur severance and related benefits charges of $3.6 million associated with this restructuring plan, of which $0.9 million and $3.2 million were recorded in the second quarter and first half of fiscal 2011, respectively. The Company also consolidated its facilities and incurred a termination fee of $0.2 million in both the second quarter and first half of fiscal 2011 upon vacating a facility in California.

All expenses, including adjustments, associated with the Company’s restructuring plans are included in “Restructuring charges (credits)” in the Unaudited Condensed Consolidated Statements of Operations. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2011, which were to bring its operational expenses to appropriate levels relative to the Company’s net revenues, while simultaneously implementing extensive company-wide expense-control programs, please refer to Note 11 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The activity in the restructuring accrual for all outstanding plans was as follows for the first half of fiscal 2011:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2010	$80	$703	$783
Fiscal 2011 Restructuring Plan charges (1)	3,797	150	3,947
Cash paid	(3,460)	(486)	(3,946)

Accrual balance at October 1, 2010	$417	$367	$784

(1)	The total fiscal 2011 restructuring plan charges included amounts of $560,000 classified as discontinued operations in the first half of fiscal 2011, which was reflected in “Income (loss) from discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

The Company anticipates that the remaining restructuring severance and benefits accrual balance of $0.4 million at October 1, 2010 will be substantially paid out by the fourth quarter of fiscal 2011 while the remaining restructuring other charges balance of $0.4 million, relating to lease obligations, will be paid out through the third quarter of fiscal 2012.

The activity in the restructuring accrual for all outstanding plans was as follows for the first half of fiscal 2010:

	Severance and Benefits	Other Charges	Total
	(in thousands)
Accrual balance at March 31, 2009	$1,086	$1,803	$2,889
Accrual Adjustments (1)	(16)	73	57
Cash paid	(1,070)	(672)	(1,742)

Accrual balance at October 2, 2009	$—	$1,204	$1,204

(1)	The accrual adjustments related to previous restructuring plans included amounts of $5,000 classified as discontinued operations in the first half of fiscal 2010, which was reflected in “Income (loss) from discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Interest and Other Income, Net

The components of interest and other income, net, for the second quarters and first halves of fiscal 2011 and 2010 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
		(in thousands)
Interest income, net	$2,185	$2,146	$3,685	$4,619
Realized currency transaction gains (losses)	(112)	238	(22)	473
Other	26	(21)	107	(86)

Interest and other income, net	$2,099	$2,363	$3,770	$5,006

12. Income Taxes

The Company recorded a tax provision of $0.2 million in the second quarter of fiscal 2011 compared to a recorded tax benefit of $3.0 million for the second quarter of fiscal 2010. The Company recorded tax benefits of $7.2 million and $5.2 million for the first halves of fiscal 2011 and 2010, respectively. Income tax provisions for interim periods are based on the Company’s estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the second quarters and first halves of fiscal 2011 and 2010 includes foreign taxes related to the Company’s foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although the Company believes its tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in its Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect its income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first halves of fiscal 2011 and 2010, the Company’s tax benefit was associated with losses incurred from continuing operations that were offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to its foreign subsidiaries. In the first half of fiscal 2010, the Company’s tax benefit also included discrete tax benefits of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts.

Subsequent to the Company’s second quarter of fiscal 2011, in October 2010, the State of California enacted Senate Bill 858, which suspends the use of net operating losses (“NOLs”) for California income tax purposes for the Company’s fiscal years ending March 31, 2011 and 2012. The Company will reflect the income tax impacts, if any, due to the change in tax law in the third quarter of fiscal 2011; however, the Company does not expect the change in the tax law to have a significant impact on the Company’s effective tax rate.

The Company continues to monitor the status of its NOLs, which may be used to offset future taxable income. If the Company underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by its NOLs generated prior to the ownership change and additionally, the Company may be unable to use a significant portion of its NOLs to offset taxable income. For details regarding the Company’s NOL carryforwards prior to fiscal 2011, please refer to Note 14 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

As of October 1, 2010, the Company’s total gross unrecognized tax benefits were $23.9 million, of which $4.4 million, if recognized, would affect the effective tax rate. There have been no material changes to the Company’s total gross unrecognized tax benefits from March 31, 2010.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates or formerly operated. As of October 1, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

A reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for continuing operations, discontinued operations and net income (loss) was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(in thousands, except per share amounts)
Numerators:
Income (loss) from continuing operations, net of taxes - basic and diluted	$1,241	$(5,191)	$(17,973)	$(9,779)
Income (loss) from discontinued operations, net of taxes - basic and diluted	(24)	1,418	10,060	6,600

Net income (loss) - basic and diluted	$1,217	$(3,773)	$(7,913)	$(3,179)

Denominators:
Weighted average shares outstanding - basic	118,418	118,961	119,047	119,122
Effect of dilutive securities:
Stock options and other stock-based awards	91	—	—	—
3/4% Notes	30	—	—	—

Weighted average shares and potentially dilutive common shares outstanding - diluted	118,539	118,961	119,047	119,122

Income (loss) per share:
Basic
Income (loss) from continuing operations, net of taxes	$0.01	$(0.04)	$(0.15)	$(0.08)
Income (loss) from discontinued operations, net of taxes	$(0.00)	$0.01	$0.08	$0.06
Net income (loss)	$0.01	$(0.03)	$(0.07)	$(0.03)
Diluted
Income (loss) from continuing operations, net of taxes	$0.01	$(0.04)	$(0.15)	$(0.08)
Income (loss) from discontinued operations, net of taxes	$(0.00)	$0.01	$0.08	$0.06
Net income (loss)	$0.01	$(0.03)	$(0.07)	$(0.03)

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Diluted income (loss) per share for the second quarter of fiscal 2010 and first halves of fiscal 2011 and 2010 was based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common stock equivalents would have been anti-dilutive. As a result, the same weighted-average number of common shares outstanding during each of the periods was used to calculate both the basic and diluted earnings per share. In addition, certain potential common shares were excluded from the diluted computation for the second quarter of fiscal 2011 because their inclusion would have been anti-dilutive. The weighted-average number of common shares used to calculate the diluted earnings per share for income (loss) from continuing operations, net of taxes, during each of the periods was also used to compute all other reported diluted earnings per share, even though it could result in anti-dilution. The potential common shares excluded for the second quarters and first halves of fiscal 2011 and 2010 were as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
		(in thousands)
Outstanding stock options	2,256	5,844	3,694	5,418
Outstanding restricted stock	—	2,587	598	2,433
Warrants	—	187	—	338
3/4% Convertible Senior Subordinated Notes due 2023	—	35	30	35

14. Comprehensive Income (Loss)

The Company’s comprehensive income (loss), net of taxes, which consisted of net income (loss) and the changes in net unrealized gains (losses) on marketable securities and foreign currency translation adjustments, net of taxes, was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
		(in thousands)
Net income (loss)	$1,217	$(3,773)	$(7,913)	$(3,179)
Net unrealized gains (losses) on marketable securities, net of taxes	(164)	250	(236)	1,780
Foreign currency translation adjustment, net of taxes	333	722	266	1,474

Comprehensive income (loss), net of taxes	$1,386	$(2,801)	$(7,883)	$75

The Company has considered all available evidence and determined that the marketable securities in which unrealized losses were recorded in the second quarters and first halves of fiscal 2011 and 2010 were not deemed to be other-than-temporary. The Company holds its marketable securities as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

The components of accumulated other comprehensive income, net of taxes, at October 1, 2010 and March 31, 2010 were as follows:

	October 1, 2010	March 31, 2010
	(in thousands)
Unrealized gains on marketable securities, net of taxes	$1,694	$1,930
Foreign currency translation, net of taxes	2,622	2,356

Accumulated other comprehensive income, net of taxes	$4,316	$4,286

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Product Warranty

The Company provided an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The estimated future warranty obligations related to product sales were recorded in the period in which the related revenue was recognized. The estimated future warranty obligations were affected by sales volumes, product failure rates, material usage and replacement costs incurred in correcting a product failure. If actual product failure rates, material usage or replacement costs differed from the Company’s estimates, revisions to the estimated warranty obligations would be required; however, the Company made no adjustments to pre-existing warranty accruals in the first halves of fiscal 2011 and 2010. Substantially all of the Company’s product warranty liability transferred to PMC-Sierra upon the sale of the DPS Business, except those amounts associated with the Company’s Aristos Business. At October 1, 2010, all product warranties have been fulfilled.

A reconciliation of the changes to the Company’s warranty accrual for the first halves of fiscal 2011 and 2010 was as follows:

	Six-Month Period Ended
	October 1, 2010	October 2, 2009
	(in thousands)
Balance at beginning of period	$310	$400
Warranties provided	2	326
Actual costs incurred	(37)	(370)
Warranty obligations transferred with discontinued operations	(275)	—

Balance at end of period	$—	$356

16. Related Party Transactions

        Warren G. Lichtenstein, Steel Partners, LLC, Steel Partners Holdings, L.P. and one of their affiliates, Steel Partners II, L.P. (collectively, “Steel Partners”) became a 5% stockholder of the Company in March 2007. Jack L. Howard, John J. Quicke and John Mutch were nominated for election at the 2007 Annual Meeting of Stockholders. At such time, both Mr. Howard and Mr. Quicke were deemed to be affiliates of Steel Partners under the rules of the Securities Exchange Act of 1934, as amended; however, Mr. Mutch was not deemed to be an affiliate of Steel Partners at such time. Messrs. Howard, Quicke and Mutch continue to serve on the Company’s Board of Directors and Mr. Quicke currently serves as the Interim President and CEO of the Company. Subsequent to the second quarter of fiscal 2011 the Company appointed Mr. Lichtenstein, who is deemed to be an affiliate of Steel Partners, to serve on its Board of Directors to fill a newly created vacancy arising as a result of the Board of Director’s expansion in size. Each of the four directors, including the three directors who are deemed affiliates of Steel Partners, are compensated with equity awards or equity-based awards in amounts that are consistent with the Company’s Non-Employee Director Compensation Policy. In addition, in fiscal 2010, the Company agreed to pay Mr. Quicke $30,000 per month, effective, January 4, 2010, in connection with his role as Interim President and CEO, in addition to the compensation he receives as a non-executive board member. In June 2010, the Company agreed to pay Mr. Quicke a cash bonus of $0.5 million in connection with his efforts to consummate the sale of the DPS Business to PMC-Sierra, half of which was payable immediately and the other half is payable on December 31, 2010, upon substantially realizing the benefit from the sale and the Company’s effective transition following the disposition of the DPS Business. The Company has expensed $0.1 million and $0.4 million of this discretionary bonus in the second quarter and first half of fiscal 2011, respectively. As of October 1, 2010, Steel Partners beneficially owned approximately 32% of the Company’s outstanding common stock.

ADPT Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

17. Segment Information and Significant Customers

Since the sale of its Snap Server NAS business in June 2008, the Company has operated in one segment. The Company had provided enterprise-class external storage products, including ASICs and software, directly to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers that supply OEMs. The Company considers all of its products to be similar in nature and function. The Company did not derive any amount of revenue from services or support. As the Company completed and wound down the Aristos Business in September 2010, the Company’s business is primarily focused on capital redeployment and identification of new, profitable business operations in which it can utilize its existing working capital and maximize the use of the Company’s NOLs in the future.

The Company had three customers in its Aristos Business that accounted for its net revenues in continuing operations. In the second quarter of fiscal 2011, Apple Inc. (“Apple”) accounted for 91% of the Company’s total net revenues. In the second quarter of fiscal 2010, Apple and Xiotech Corporation accounted for 90% and 10%, respectively, of the Company’s total net revenues. In the first half of fiscal 2011, Apple and IBM accounted for 59% and 35%, respectively, of the Company’s total net revenues. In the first half of fiscal 2010, Apple accounted for 97% of the Company’s total net revenues.

18. Supplemental Disclosure of Cash Flows

	Six-Month Period Ended
	October 1, 2010	October 2, 2009
	(in thousands)
Non-cash investing and financing activities:
Unrealized gains (losses) on available-for-sale securities	$(236)	$1,780

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding our business, including, but not limited to, the anticipated sale of our building and monetizing the value of our remaining patent portfolio; our ability to deploy our capital in a manner that maximizes stockholder value; general economic conditions; ability to reduce our operating costs; the ability to identify suitable acquisition candidates or business and investment opportunities; adverse changes to our operating results and financial condition resulting from the disposition of certain data storage business assets; the possibility of being deemed an investment company under the Investment Company Act of 1940, as amended, which may make it difficult for us to complete future business combinations or acquisitions; the inability to realize the benefits of our net operating losses; the potential need to record additional impairment charges for long-lived assets or marketable securities based on current market conditions; the amount by which we expect to reduce our annual operating expenses due to the fiscal 2011 restructuring plan and our expected liquidity in future periods. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.

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

Overview

We continue to explore all strategic alternatives to maximize stockholder value. With the consummation of the sale of the DPS Business to PMC-Sierra, which included positions offered by PMC-Sierra to approximately half of our employees at that time, we took further actions and notified our remaining employees throughout our first quarter of fiscal 2011 of their impending termination. A limited number of these employees were retained temporarily to assist with the transition services we are providing to PMC-Sierra through December 2010, provide customer operating support related to our remaining products and associated technology obtained from our acquisition of Aristos Logic, or the Aristos Business, or handle corporate matters, including the ongoing exploration of strategic alternatives.

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

In May 2010, at the time we entered into the Purchase Agreement with PMC-Sierra, we evaluated whether to pursue the sale of the Aristos Business or to wind down and dispose of the Aristos Business, in either case by the end of September 2010. As a result of these actions, we changed the remaining useful life of our intangible assets which materially affected the amounts to be amortized prospectively based on the net book value at March 31, 2010. In addition, we evaluated the carrying value of our long-lived assets at July 2, 2010 based on our decision to wind down our Aristos Business in June 2010 and our intentions to put up our building for sale in future quarters and determined that the carrying value of such assets may not be fully recoverable. As a result, we recorded an impairment charge of $10.2 million in the first half of fiscal 2011.

During September 2010, we fulfilled all orders for our remaining customers related to our Aristos Business. With no current operational business to support, we put our building up for sale in the second quarter of fiscal 2011 and we continue to manage corporate matters, which includes evaluating and terminating agreements and monetizing any value from our remaining patent portfolio. In the first half of fiscal 2011, we sold a portion of our patents and recognized a gain of $0.9 million, net of costs, within discontinued operations.

We remain committed to providing value to all of our stockholders and will aggressively pursue opportunities to deploy the cash and liquid assets on hand to create value for our stockholders, including exploring acquisitions of businesses in which we can utilize our existing working capital and maximize the use of our net operating losses, or NOLs, engaging in stock buybacks, paying cash dividends, or any combination thereof. In the second quarter of fiscal 2011, we repurchased approximately 7.0 million shares of our common stock for an aggregate repurchase price of $20.2 million, excluding brokerage commissions, under an existing Board of Directors authorized stock repurchase program, which was executed in July 2008.

Results of Operations.

The following table sets forth the items in the Unaudited Condensed Consolidated Statements of Operations as a percentage of net revenues (references to notes in the footnotes to this table are to the Notes to Unaudited Condensed Consolidated Financial Statements appearing in this report):

	Three-Month Period Ended		Six-Month Period Ended
	October 1, 2010	October 2, 2009 (1)	October 1, 2010	October 2, 2009 (1)
Net revenues	100%	100%	100%	100%
Cost of revenues (inclusive of amortization and impairment of acquisition-related intangible assets) (2) (5)	31	137	184	103

Gross margin	69	(37)	(84)	(3)

Operating expenses:
Research and development (2) (3)	3	489	61	348
Selling, marketing and administrative (3)	57	632	76	389
Amortization of acquisition-related intangible assets (2)	—	37	12	25
Restructuring charges (credits) (4)	23	(10)	38	2
Impairment of long-lived assets (5)	—	—	54	—

Total operating expenses	83	1,148	241	764

Loss from continuing operations	(14)	(1,185)	(325)	(767)
Interest and other income, net	44	265	43	192

Income (loss) from continuing operations before income taxes	30	(920)	(282)	(575)
Benefit from (provision) for income taxes	(4)	339	80	200

Income (loss) from continuing operations, net of taxes	26	(581)	(202)	(375)

Discontinued operations, net of taxes
Income (loss) from discontinued operations, net of taxes	(1)	123	(8)	224
Gain on disposal of discontinued operations, net of taxes	—	36	121	29

Income (loss) from discontinued operations, net of taxes	(1)	159	113	253

Net income (loss)	25%	(422)%	(89)%	(122)%

The following actions affect the comparability of the data for the periods presented in the above table:

(1)	Prior period information has been reclassified to conform to the current period presentation. The reclassifications for discontinued operations had no impact on net loss.

(2)	In the first half of fiscal 2011, the remaining useful life of our intangible assets was changed to reflect the pattern in which the economic benefits of the assets were expected to be realized, which materially impacted the amounts amortized in the first quarter of fiscal 2011.
(3)	In the first half of fiscal 2011, we recorded stock-based compensation expense of $0.2 million and cash compensation expense of $1.2 million, which reflected the acceleration of unvested stock-based awards and a settlement of unvested stock-based awards in the form of a fixed cash payment, respectively, based on the modifications to such awards approved by the Compensation Committee of the Board of Directors.
(4)	In the second quarter and first half of fiscal 2011, we incurred restructuring charges of $1.1 million and $3.4 million, respectively due to a restructuring plan we implemented in the first quarter of fiscal 2011.
(5)	In the first half of fiscal 2011, we recorded an impairment charge of $10.2 million related to our long-lived assets, of which $5.4 million was recorded within “Cost of revenues” and $4.8 million was recorded within “Impairment of long-lived assets.”

Net Revenues.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Net Revenues	$4.8	$0.9	436%	$8.9	$2.6	241%

Net revenues increased by $3.9 million and $6.3 million in the second quarter and first half of fiscal 2011 compared to the corresponding periods of fiscal 2010, respectively, due to last time purchases from our customers as we wound down the Aristos Business in September 2010. The increase in net revenues in the first half of fiscal 2011 compared to the first half of fiscal 2010 was also impacted by the recognition of deferred revenue based on final acceptance and release of support and maintenance obligations that was received from our customer. We do not expect to record any revenues in future quarters, unless a business is acquired.

We had three customers in our Aristos Business that accounted for our net revenues in continuing operations. In the second quarter of fiscal 2011, Apple Inc., or Apple, accounted for 91% of our total net revenues. In the second quarter of fiscal 2010, Apple and Xiotech Corporation accounted for 90% and 10%, respectively, of our total net revenues. In the first half of fiscal 2011, Apple and International Business Machines Corporation accounted for 59% and 35%, respectively, of our total net revenues. In the first half of fiscal 2010, Apple accounted for 97% of our total net revenues.

Gross Margin.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
			(in millions, except percentages)
Gross Profit (Loss)	$3.3	$(0.3)	n/a	$(7.4)	$(0.1)	8,086%
Gross Margin	69%	(37)%	n/a	(84)%	(3)%	(81)%

The improvement in gross margin in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to incurring minimal fixed costs in the second quarter of fiscal 2011 as we wrote-off our acquisition-related intangible assets related to the core and existing technologies purchased as part of the acquisition of Aristos Logic, or Aristos, in the first quarter of fiscal 2011. This write-off resulted from our review of long-lived assets and our determination that indicators were present in which the carrying value of such assets may not be fully recoverable. Fixed costs in the second quarter of fiscal 2010 primarily consisted of the amortization of acquisition-related intangible assets of $0.9 million. In addition, we experienced a slight improvement in our standard product contributions in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to the mix in revenue from our customers.

The decrease in gross margin in the first half of fiscal 2011 compared to the first half of fiscal 2010 was primarily due to the increase in the amortization of acquisition-related intangible assets of $5.6 million related to the core and existing technologies purchased as part of the acquisition of Aristos, and was then further impacted by an impairment charge related to these intangible assets of $5.4 million. The remaining useful life of these intangible assets was changed prospectively in the first half of fiscal 2011 based upon our evaluation of whether to pursue the sale or wind down and dispose of the Aristos Business, in either case by the end of September 2010, which reflected the pattern in which the economic benefits of the assets were expected to be realized. In addition, our standard product contributions declined in the first half of fiscal 2011 compared to the first half of fiscal 2010 due to the mix in revenue from our customers.

Research and Development Expense.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Research and Development Expense	$0.1	$4.4	(97)%	$5.4	$9.1	(40)%

The decrease in research and development expense in the second quarter and first half of fiscal 2011 compared to the corresponding periods of fiscal 2010 was primarily due to reductions in our workforce related to a restructuring plan we implemented in the first quarter of fiscal 2011 and, to a lesser extent, departure of former employees who joined PMC-Sierra in connection with the sale of the DPS Business, which resulted in a 77% decrease in our average headcount for employees engaged in research and development functions. As of October 1, 2010, we did not have any employees engaged in research and development activities. We also decreased our infrastructure spending as we decided to wind down our Aristos Business in June 2010. The decrease in research and development expense in the first half of fiscal 2011 compared to the first half of fiscal 2010 was offset by the increase in the amortization of our intangible assets of $1.2 million related to a software license agreement we had with Synopsys, Inc., which was entered into in July 2009. The remaining useful life of this intangible asset was changed prospectively in the first quarter of fiscal 2011 as we ceased using the license in May 2010 in connection with actions taken under our fiscal 2011 restructuring plan, which reflected the pattern in which the economic benefits of the assets were realized. In addition, we modified and settled certain unvested stock-based awards in the form of a fixed cash payment, resulting in cash compensation expense of $0.7 million in the first half of fiscal 2011. We do not expect to record any research and development expenses in future quarters, unless a business is acquired.

Selling, Marketing and Administrative Expense.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Selling, Marketing and Administrative Expense	$2.7	$5.6	(52)%	$6.7	$10.1	(34)%

The decrease in selling, marketing and administrative expense in the second quarter and first half of fiscal 2011 compared to the corresponding periods of fiscal 2010 was primarily a result of reductions in our workforce and infrastructure spending due to a restructuring plan we implemented in fiscal 2010 and, to a lesser extent, departure of former employees who joined PMC-Sierra in connection with the sale of the DPS Business, which resulted in a 60% decrease in our average headcount for employees engaged in selling, marketing and administrative functions. The decrease in selling, marketing and administrative expense in the first half of fiscal 2011 compared to the first half of fiscal 2010 was partially offset by cash compensation expense of $0.5 million related to the modification and settlement of certain unvested stock-based awards in the form of a fixed cash payment and expense of $0.4 million related to a discretionary bonus offered to Mr. Quicke, our Interim President and Chief Executive Officer.

Amortization of Acquisition-Related Intangible Assets.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Amortization of Acquisition- Related Intangible Assets	$—	$0.3	(100)%	$1.1	$0.7	66%

The decrease in amortization of acquisition-related intangible assets in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was due to the fact that we wrote off our intangible assets associated with the acquisition of Aristos in the first quarter of fiscal 2011 as indicators were present that the carrying value of such assets may not be fully recoverable. The increase in amortization of acquisition-related intangible assets in the first half of fiscal 2011 compared to the first half of fiscal 2010 was due to the increase in the amortization of acquisition-related intangible assets of $0.4 million related to customer relationships purchased from the acquisition of Aristos. The remaining useful life of these intangible assets were changed prospectively in the first half of fiscal 2011 based upon our evaluation of whether to pursue the sale or wind down and dispose of the Aristos Business, in either case by the end of September 2010, which reflected the pattern in which the economic benefits of the assets were expected to be realized. The amortization of our intangible assets related to core and existing technologies was reflected in “Cost of revenues” in the Unaudited Condensed Consolidated Statements of Operations.

Restructuring Charges (Credits).

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Restructuring Charges (Credits)	$1.1	$(0.1)	n/a	$3.4	$0.1	5,363%

All expenses, including adjustments, associated with our restructuring plans are included in “Restructuring charges (credits)” in the Unaudited Condensed Consolidated Statements of Operations. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2011, which were to bring our operational expenses to appropriate levels relative to our net revenues, while simultaneously implementing extensive company-wide expense-control programs, please refer to Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

In June 2010, we completed our actions and notified affected employees of the termination of their employment, primarily in engineering and general administrative functions, in connection with a restructuring plan adopted on May 6, 2010, with expected restructuring charges of $3.8 million. The execution of this restructuring plan was substantially contingent upon the sale of our DPS Business to PMC-Sierra, which transaction was consummated on June 8, 2010, and is intended to allow us to reduce our operating expenses following such sale. Certain of the employees notified are expected to continue to provide services through December 2010 in connection with the transition services we are providing to PMC-Sierra, and to a lesser extent, through January 2011 to assist in corporate matters. We expect to incur severance and related benefits charges of $3.6 million associated with this restructuring plan, of which $0.9 million and $3.2 million were recorded in the second quarter and first half of fiscal 2011, respectively. We also consolidated our facilities and incurred a termination fee of $0.2 million in both the second quarter and first half of fiscal 2011 upon vacating a facility in California.

Impairment of Long-lived Assets.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Impairment of Long-lived Assets	$—	$—	—%	$4.8	$—	100%

We performed our review of long-lived assets and determined that indicators were present in the first half of fiscal 2011 in which the carrying value of such assets may not be fully recoverable. Based on our assessment, we recorded an impairment charge of $4.8 million in the first half of fiscal 2011 to write-off our intangible assets related to customer relationships and to reduce the carrying value of our property and equipment, net, to the estimated fair value based upon the market approach and considered the perspective of market participants using or exchanging our long-lived assets. The write-off of our intangible assets related to core and existing technologies was reflected in “Cost of revenues” in the Unaudited Condensed Consolidated Statements of Operations. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussions regarding the impairment of our long-lived assets.

Interest and Other Income, Net.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Interest and Other Income, Net:
Interest income, net	$2.2	$2.1	2%	$3.7	$4.6	(20)%
Realized currency transaction gains (losses)	(0.1)	0.2	n/a	(0.0)	0.5	n/a
Other	0.0	(0.0)	n/a	0.1	(0.1)	n/a

Total Interest and Other Income, Net	$2.1	$2.3	(11)%	$3.8	$5.0	(25)%

The decrease in interest and other income, net, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to changes in our realized currency transactions. The decrease in interest and other income, net, in the first half of fiscal 2011 compared to the first half of fiscal 2010 was primarily due to lower interest earned on our cash, cash equivalents and marketable securities’ balances.

Income Taxes.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Benefit From (Provision For) Income Taxes	$(0.2)	$3.0	n/a	$7.2	$5.2	37%

Income tax provisions for interim periods are based on our estimated annual income tax rate for entities that were profitable. Entities that had operating losses with no tax benefit were excluded. The estimated annual tax for the second quarters and first halves of fiscal 2011 and 2010 includes foreign taxes related to our foreign subsidiaries and certain state minimum taxes. Interest is accrued on prior years’ tax disputes and refund claims as a discrete item each period. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our Unaudited Condensed Consolidated Financial Statements and may cause a higher effective tax rate that could materially affect our income tax provision, results of operations or cash flows in the period or periods for which such determination is made.

In the first halves of fiscal 2011 and 2010, our tax benefit was associated with losses incurred from continuing operations that was offset against income and taxes recorded in discontinued operations. This was partially offset by state minimum taxes and foreign taxes related to our foreign subsidiaries. In the first half of fiscal 2010, our tax benefit also included discrete tax benefits of $2.6 million due to reaching final settlement with the Singapore Tax Authorities for fiscal year 2001, reflecting the reversal of previously accrued liabilities and refunded tax amounts.

Subsequent to our second quarter of fiscal 2011, in October 2010, the State of California enacted Senate Bill 858, which suspends the use of NOLs for California income tax purposes for our fiscal years ending March 31, 2011 and 2012. The Company will reflect the income tax impacts, if any, due to the change in tax law in the third quarter of fiscal 2011; however, the Company does not expect the change in the tax law to have a significant impact on the Company’s effective tax rate.

We continue to monitor the status of our NOLs, which may be used to offset future taxable income. If we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and additionally, we may be unable to use a significant portion of our NOLs to offset taxable income. For details regarding our NOL carryforwards prior to fiscal 2011, please refer to Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

As of October 1, 2010, our total gross unrecognized tax benefits were $23.9 million, of which $4.4 million, if recognized, would affect the effective tax rate. There have been no material changes to our total gross unrecognized tax benefits from March 31, 2010.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate or formerly operated. As of October 1, 2010, fiscal years 2004 onward remained open to examination by the U.S. taxing authorities and fiscal years 1999 onward remained open to examination in various foreign jurisdictions. U.S. tax attributes generated in fiscal years 2004 onward also remain subject to adjustment in subsequent audits when they are utilized.

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

Discontinued Operations.

	Three-Month Period Ended			Six-Month Period Ended
	October 1, 2010	October 2, 2009	Percentage Change	October 1, 2010	October 2, 2009	Percentage Change
	(in millions, except percentages)
Income (Loss) From Discontinued Operations, Net of Taxes	$(0.0)	$1.4	n/a	$10.1	$6.6	52%

The change in discontinued operations in the second quarter and first half of fiscal 2011 compared to the corresponding periods of fiscal 2010 was primarily attributable to the gain of $10.5 million, net of taxes of $6.8 million, on the sale of the DPS Business to PMC-Sierra, which was consummated in June 2010, and was recorded in the first half of fiscal 2011 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. We also recorded a gain of $0.3 million in the second quarter of fiscal 2010, and a gain of $0.1 million and $0.8 million in the first halves of fiscal 2011 and 2010, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations related to the sale of the Snap Server NAS business with Overland, which represented the cash received in connection with the amended promissory note agreement. We also incurred “Income (loss) from discontinued operations, net of taxes” of $(0.7) million and $5.8 million in the first halves of fiscal 2011 and 2010, respectively, related to the DPS Business.

Liquidity and Capital Resources

Key Components of Cash Flows

Working Capital:

Our principal source of liquidity is cash on hand. We focus on managing the critical components of working capital, which primarily include payables and short-term debt. Our working capital at October 1, 2010 and March 31, 2010 was $377.9 million and $377.0 million, respectively. The increase in working capital at October 1, 2010 compared to March 31, 2010 of $0.9 million was attributable to the proceeds received of $29.3 million in connection with the consummation of the sale of the DPS Business to PMC-Sierra, decrease in accounts payables and accrued liabilities of $16.2 million as we made payments to our suppliers, service providers and employees related to compensation matters (which included payments made under our restructuring plans and the settlement of unvested stock-based awards in the form of a fixed cash payment) and an increase of $6.0 million related to our building that we classified as assets held for sale at October 1, 2010. This was offset by decreases in accounts receivable of $4.1 million and inventory of $2.3 million as PMC-Sierra acquired substantially all assets related to the DPS Business and a decrease in prepaid expenses and other current assets of $5.2 million primarily related to a tax refund received from the IRS and the release of non-cash deferred costs in association with the recognition of deferred revenue in the first half of fiscal 2011.

Operating Activities: Net cash used in operating activities was $17.5 million in the first half of fiscal 2011 compared to cash provided by operating activities of $9.8 million in the first half of fiscal 2010. The decline in operating activities was primarily due to a decrease in operating activities from discontinued operations of $14.1 million and changes in assets and liabilities of $21.9 million, which was driven by the sale of the DPS Business to PMC-Sierra as PMC-Sierra purchased substantially all accounts receivable and inventory and certain fixed assets related to the DPS Business while we retained substantially all liabilities.

Investing Activities: Net cash provided by investing activities was $38.7 million in the first half of fiscal 2011 compared to net cash used in investing activities of $30.5 million in the first half of fiscal 2010. In the first half of fiscal 2011, we received proceeds from the sale of our DPS Business to PMC-Sierra of $29.3 million. We received cash proceeds from the net sales and maturities of marketable securities of $10.4 million in the first half of fiscal 2011 while we utilized cash for the net purchases of marketable securities of $29.4 million in the first half of fiscal 2010. We continue to manage our cash through interest-bearing accounts. We minimized our purchasing of property and equipment, net, from the first half of fiscal 2010 to the first half of fiscal 2011 as we continued to focus on cost control programs. We also entered into a software license agreement with Synopsys in the first half of fiscal 2010 for $1.8 million, of which $0.7 million was paid in the second half of fiscal 2010 and the remaining $1.0 million was paid in the first half of fiscal 2011.

Financing Activities: Net cash used in financing activities was $18.3 million and $1.8 million in the first halves of fiscal 2011 and 2010, respectively, primarily related to the repurchase of our common stock of $20.4 million and $1.7 million, respectively, in connection with our authorized stock repurchase program. In the first half of fiscal 2011, we received proceeds of $2.1 million from the issuance of common stock under our equity compensation programs primarily due to the exercises following the acceleration of employees’ unvested stock options. In the first half of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Convertible Subordinated Notes due in 2023, or 3/4% Notes.

Common Stock Repurchase Program

In July 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $40 million of our common stock. During the second quarter and first half of fiscal 2011, we repurchased approximately 7.0 million shares of our common stock at an average price of $2.89 for an aggregate purchase price of $20.2 million, excluding brokerage commissions. We have accounted for these treasury shares, which have not been retired or reissued, under the treasury method. All purchases made under the program were made in the open market. As of October 1, 2010, $15.7 million remained available for repurchases under the authorized stock repurchase program.

Liquidity and Capital Resource Requirements

At October 1, 2010, we had $365.8 million in cash, cash equivalents and marketable securities, of which approximately $3.9 million was held by our foreign subsidiaries whose functional currencies are the local currencies of the jurisdictions in which they operate. Our available-for-sale securities included short-term deposits, corporate obligations, commercial paper, municipal bonds, United States government securities, government agencies, and other debt securities related to mortgage-back and asset-backed securities, and were recorded on our Unaudited Condensed Consolidated Balance Sheets at fair market value, with their related unrealized gain or loss reflected as a component of “Accumulated other comprehensive income, net of taxes” in stockholders’ equity.

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

In the second quarters and first halves of fiscal 2011 and 2010, we did not recognize a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

We have invested in technology companies through two venture capital funds, Pacven Walden Ventures V Funds and APV Technology Partners II, L.P. At October 1, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million for each period, which were based on quarterly statements we receive from each of the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of these equity investments in the future.

We believe that our cash balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The consummation of the sale of the DPS Business materially changed our operations, including our anticipated cash needs as we intend to explore strategic alternatives to maximize stockholder value going forward, including deploying the proceeds received for the DPS Business and our other assets in seeking business acquisition opportunities and other actions to redeploy our capital. In addition, should the scale of potential opportunities, prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. In these instances, we may seek to raise such additional funds through public or private equity or debt financings or from other sources. As a result, we may not be able to obtain adequate or favorable equity financing, if needed, due in part to currently trading on the Pink Sheets. Any equity financing we obtain may dilute existing ownership interests, and any debt financing could contain covenants that impose limitations on the conduct of our business. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

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

Convertible Subordinated Notes

In the first half of fiscal 2010, we repurchased less than $0.1 million in principal amount of our 3/4% Notes on the open market. At October 1, 2010, we had a remaining liability of $0.3 million of aggregate principal amount related to our 3/4% Notes that are due in December 2023. Each remaining holder of the 3/4% Notes may require us to purchase all or a portion of our 3/4% Notes on December 22, 2013, on December 22, 2018 or upon the occurrence of a change of control (as defined in the indenture governing the 3/4% Notes) at a price equal to the principal amount of 3/4% Notes being purchased plus any accrued and unpaid interest and we may redeem some or all of the 3/4% Notes for cash at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest to, but excluding, the redemption date. We may seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months. See Note 8 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for a detailed discussion of our debt and equity transactions.

Indemnification Obligations

We have entered into agreements with PMC-Sierra that include certain indemnification obligations related to the sale of the DPS Business. We also have an agreement with a customer that includes intellectual property indemnification obligations. These indemnification obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party claims. In each of these circumstances, payment by us is conditional on the other party making a claim pursuant to the procedures specified in the particular agreements, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have agreements whereby we indemnify our directors and certain of our officers for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification agreements are not subject to a maximum loss clause; however, we maintain a director and officer insurance policy which may cover all or a portion of the liabilities arising from our obligation to indemnify our directors and officers. It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred significant costs to defend lawsuits or settle claims related to such agreements and no amount has been accrued in the accompanying Unaudited Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

Contractual Obligations

Our contractual obligations at October 1, 2010 are as follows:

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Short-term debt (1)	$349	$349	$—	$—	$—
Operating lease obligations (2)	1,381	648	733	—	—
Other long-term liabilities (3)	763	—	—	—	763
Tax obligations (4)	3,666	—	3,666	—	—

Total	$6,159	$997	$4,399	$—	$763

(1)	Short-term debt includes anticipated interest payments on our 3/4% Notes that are not recorded on our Unaudited Condensed Consolidated Balance Sheets. As we will seek to make open market repurchases of the remaining balance of our 3/4% Notes within the next twelve months, we have continued to classify the 3/4% Notes as short-term obligations, due less than one year. Any future repurchases of our 3/4% Notes would reduce anticipated interest and/or principal payments.
(2)	Operating lease obligations include amounts recorded in “Accrued and other liabilities” on our Unaudited Consolidated Balance Sheets of $0.4 million related to the consolidation of our facilities associated with our restructuring plans, which represented the estimated net loss.
(3)	Other long-term liabilities included a defined benefit retirement plan at one of our foreign subsidiaries that we acquired in fiscal 2004. The liability was calculated in accordance with statutory government plans.
(4)	Tax obligations relate to liabilities for uncertain tax positions, which were reflected in “Other long-term liabilities.” The timing of any payments which could result from the unrecognized tax benefits will depend upon a number of factors. Management believes that it is not reasonably possible that the net unrecognized tax benefits will change significantly within the next 12 months. For the purposes of this table, we have disclosed the gross unrecognized tax benefits in the “one to three years” column based on our estimate on the timing of payment for the remaining tax obligations.

Purchase Obligations

Purchase obligations relate to our contractual commitments primarily for services. We have entered into certain service agreements that are enforceable and legally binding, and contain certain termination provisions which are non-cancelable. At October 1, 2010, our purchase obligations were minimal, which was based on our current needs and our expectations that our vendors will fulfill services in fiscal 2011.

Recent Accounting Pronouncements

There were no additional accounting pronouncements recently issued in the first half of fiscal 2011 which are applicable to us or may be considered material to us. For a complete discussion of the impact of recently issued accounting pronouncements, please refer to Note 1 to the Notes of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year-ended March 31, 2010.

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

Impairment Review

In June 2010, we made a decision to wind down our Aristos Business and notified our customers that final shipments would occur by the end of September 2010. We also anticipated putting our building up for sale in the third or fourth quarter of fiscal 2011. As a result of these additional actions, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. We then measured the impairment loss and recognized the amount in which the carrying value exceeded the estimated fair value by recording an impairment charge of $10.2 million in the first half of fiscal 2011, of which $5.4 million and $4.8 million were reflected in “Cost of revenues” and “Impairment of long-lived assets,” respectively, in the Unaudited Condensed Consolidated Statements of Operations. Of the $10.2 million impairment charge of our long-lived assets, $6.1 million related to the write-off of intangible assets and the remaining $4.1 million related to the reduction of the carrying value of our property and equipment, net, to our estimated fair value. The estimated fair value was based on the market approach and considered the perspective of market participants using or exchanging our long-lived assets. The estimation of the impairment involved assumptions that require judgment by us. In the second quarter of fiscal 2011, we put our building up for sale had have reclassified it from our Property and equipment, net,” of $6.0 million to “Assets held for sale” in the Unaudited Condensed Consolidated Balance Sheets at October 1, 2010. While classified as held for sale, we may need to reassess the fair value of the building at each of our reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record additional impairment charges for our long-lived assets in the future.

Dispositions

DPS Business

On June 8, 2010, we consummated a transaction with PMC-Sierra in which PMC-Sierra purchased certain assets related to the DPS Business and PMC-Sierra assumed certain of our liabilities related to the DPS Business. The transaction was pursuant to the Purchase Agreement entered into by PMC-Sierra and ADPT on May 8, 2010. The purchase price for the DPS Business was $34.3 million, of which $29.3 million was received by us upon the closing of the transaction and the remaining $5.0 million is being withheld in an escrow account, or DPS Holdback, to secure potential indemnification obligations pursuant to the Purchase Agreement with PMC-Sierra. The DPS Holdback is to be released to us on June 8, 2011, one year after the consummation of the sale of our DPS Business, except for funds necessary to provide for any pending or satisfied claims, and will be recognized as contingent consideration in discontinued operations when received. As of October 1, 2010, the full DPS Holdback of $5.0 million remains outstanding for potential indemnification obligations that may arise. Under the Purchase Agreement, PMC-Sierra purchased substantially all accounts receivable and inventory related to the DPS Business and certain fixed assets and intellectual property (other than our non-core patents for which PMC-Sierra received a perpetual non-exclusive royalty free license). Included in the intellectual property assigned to PMC-Sierra was our former brand name, Adaptec. In addition, certain contracts were assigned to PMC-Sierra. PMC-Sierra has also assumed the obligations for certain of our leased facilities, primarily related to international sites used in the DPS Business, certain employee retention obligations, certain obligations related to a defined benefit retirement plan at one of the foreign subsidiaries and support and service liabilities. Expenses incurred in the transaction primarily included approximately $3.4 million for commissions and legal and accounting fees. We recorded a gain of $10.5 million, net of taxes of $6.8 million, on the disposal of the DPS business in the first half of fiscal 2011 in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations.

On June 8, 2010, we also entered into a transition service agreement with PMC-Sierra, in which we will provide certain services required for the operation of the DPS Business through December 2010 and the direct costs associated with providing these services are being reimbursed by PMC-Sierra. In the first half of fiscal 2011, we incurred approximately $1.0 million in direct costs under the transition service agreement with PMC-Sierra. As of October 1, 2010, PMC-Sierra owed us $0.4 million under the transition service agreement, which was included in “Prepaid expenses and other current assets” on the Company’s Unaudited Condensed Consolidated Balance Sheets.

Snap Server Network Attached Storage Business

On June 27, 2008, we entered into an asset purchase agreement with Overland Storage, Inc., or Overland, for the sale of the Snap Server NAS Business for $3.3 million, of which $2.1 million was received by us upon the closing of the transaction and the remaining $1.2 million was to be received on the 12 month anniversary of the closing of the transaction pursuant to a promissory note issued to us. In the first quarter of fiscal 2010, we amended the promissory note agreement with Overland, which allowed Overland to pay us the remaining $1.2 million receivable plus accrued interest over time through March 31, 2010; however, we received the final payment from Overland in the first quarter of fiscal 2011. As a result, in the second quarter of fiscal 2010, we recorded a gain of $0.3 million and in the first halves of fiscal 2011 and 2010, we recorded a gain of $0.1 million and $0.8 million, respectively, in “Gain on disposal of discontinued operations, net of taxes,” in the Unaudited Condensed Consolidated Statements of Operations. For further discussion on the sale of the Snap Server NAS Business, please refer to Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Interim CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms and (ii) is accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There may be risks associated with acquisitions and investments, including our decisions to sell, write-off or dispose of our remaining operating assets. As part of our business strategy, we seek to identify new acquisition and investment opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent integration of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that we will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to our operations and future financial condition. In addition, we may be subject to certain risks and liabilities in connection with our decision to wind down our Aristos products or other current operating assets, including requirements under existing with customers for our Aristos Business, and possible disposition of our remaining patent portfolio and real estate assets. There can be no assurance that we will be able to fulfill all of our contractual obligations with customers of such products, or successfully dispose of or redeploy our remaining patent portfolio and real estate assets, which may result in an adverse effect on our financial condition and stock price.

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

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and we may be unable to use a significant portion of our NOLs to offset taxable income.

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

The cost-effective wind down of our operations depends on the efforts of our workforce, the loss of whom could affect the transformation and success of our business. To be successful in the efficient wind down of our operations, we must retain a group of our remaining employees as we fulfill certain transition services to PMC-Sierra and as we proceed with winding down certain of our corporate matters. Each of our employees is an “at-will” employee, and, as a result, any of our employees could terminate their employment with us at any time without penalty. Therefore, we have implemented retention plans in an effort to retain these employees. The loss of any employees key to an effective wind down could have a significant impact on the success of the wind down for certain of our corporate matters, including having an adverse effect on, and increase the cost of, providing transition services to PMC-Sierra.

We will likely incur significant restructuring expenses in the near future. In May 2010, we adopted a restructuring plan involving the termination of certain employees, the last of whom was notified in June 2010. We have recorded a $3.4 million restructuring charge primarily related to one-time severance benefits, and to a lesser extent, vacating a facility in California, in the first half of fiscal 2011; however, we expect to record additional restructuring expense of $0.4 million during the next couple of quarters, primarily related to one-time severance benefits. Certain of the employees notified are expected to continue to provide services through December 2010 in connection with the transition services we are providing to PMC-Sierra, and to a lesser extent, through June 2011 to assist in corporate matters. However, we could encounter delays in executing our restructuring plan, which could cause further disruption and additional unanticipated expense in the near future. Further, our restructuring plan could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results. Certain events or changes in circumstances would require us to assess the recoverability of the carrying value amount of our long-lived assets. As a result of our decision to wind down our Aristos Business and our anticipation in putting our building up for sale after completion of our final shipments to our customers through the end of September 2010, we evaluated the carrying value of our long-lived assets at July 2, 2010 and determined that the carrying value of such assets may not be fully recoverable. As a result, we recorded an impairment charge of $10.2 million in the first half of fiscal 2011 to write-off our intangible assets and reduce the carrying value of our property and equipment, net, to the estimated fair value, which was based on the market approach and considered the perspective of market participants using or exchanging our long-lived assets. In the second quarter of fiscal 2011, we put our building up for sale had have reclassified it from our “Property and equipment, net,” of $6.0 million to “Assets held for sale” on the Unaudited Condensed Consolidated Balance Sheets at October 1, 2010. While classified as held for sale, we may need to reassess the fair value of the building at each of our reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record additional impairment charges for our long-lived assets in the future. In addition, if certain events or changes in circumstances arise, such as being unable to sell our building within one year, we may need to reclassify the building from “assets held for sale” to “assets held and used,” we may require us to record a cumulative catch-up on the depreciable asset, which may have a material impact on our operating results in the future.

We hold non-controlling interests in privately held venture funds, and if these venture funds face financial difficulties in their operations, our investments could be impaired. We continue to hold non-controlling interest in privately held venture funds. At October 1, 2010 and March 31, 2010, the carrying value of such investments aggregated $1.2 million for each period. These investments are inherently risky because these venture funds invest in companies that may still be in the development stage or depend on third parties for financing to support their ongoing operations. In addition, the markets for the technologies or products of these companies are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, the venture funds’ investments in these companies may be impaired, which in turn, could result in impairment of our investment in these venture funds. For example, in fiscal 2009, the value of our non-controlling interest in privately held venture funds declined resulting in a recorded charge of $0.4 million. The carrying value of these investments is based on quarterly statements we receive from the funds. The statements are generally received one quarter in arrears, as more timely valuations are not practical. The statements reflect the net asset value, which we use to determine the fair value for these investments, which (a) do not have a readily determinable fair value and (b) either have the attributes of an investment company or prepare their financial statements consistent with the measurement principles of an investment company. The assumptions we use due to lack of observable inputs may impact the fair value of these equity investments in future periods. While we have seen some improvement in global economic conditions, any adverse changes in equity investments and current market conditions may require us to record an impairment charge against all or a portion of the investments in the future. Such an action would adversely affect our financial results.

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

Our delisting from The NASDAQ Global Market may decrease the liquidity of our common stock and decrease our ability to obtain equity funding. On July 27, 2010, we received a letter from the staff of the NASDAQ Listing Qualifications Department informing us that it believes that we no longer have an operating business and are a “public shell,” and as such no longer meet the NASDAQ’s listing requirements. As a result of such determination, our shares were delisted from The NASDAQ Global stock market on August 5, 2010, and on the same date commenced trading on Pink Sheets. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on national securities exchanges. Consequently, selling our common stock may be difficult because smaller quantities of shares may be bought and sold, transactions may be delayed and securities analyst and news media coverage of our Company may be reduced. These factors may result in lower prices and larger spreads in the bid and ask prices for shares of our common stock, lower trading volume and negatively impact our ability to obtain equity funding, if needed.

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

Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have an adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have an adverse effect on our business, operating results, and financial condition. Further, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In July 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $40 million of our common stock. We announced the adoption of this program on July 31, 2008. During the second quarter and first half of fiscal 2011, we repurchased approximately 7.0 million shares of our common stock at an average price of $2.89 for an aggregate repurchase price of $20.2 million, excluding brokerage commissions. We have cumulatively repurchased approximately 8.7 million in shares of our common stock for an aggregate repurchase price of $24.3 million, excluding brokerage commissions, in the open market through October 1, 2010. As of October 1, 2010, $15.7 million remained available for repurchase under the authorized stock repurchase programs. The following table summarizes information about our repurchases of our stock during the second quarter of fiscal 2011:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as part of Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs
July 3, 2010 - August 6, 2010	—	$—	—	$35,895,054
August 7, 2010 - September 3, 2010	3,331,012	2.82	3,331,012	26,499,993
September 4, 2010 - October 1, 2010	3,648,338	2.96	3,648,338	15,719,213

Total	6,979,350	$2.89	6,979,350	$15,719,213

Item 6.	Exhibits.

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

2.1	Second Amendment to the Asset Purchase Agreement between the Company and PMC-Sierra, Inc.					X

10.1	Amended Separation Agreement of Mary L. Dotz, effective September 29, 2010.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADPT Corporation

By:	/s/ JOHN J. QUICKE
	John J. Quicke Interim President and Chief Executive Officer (principal executive officer)	Date: November 5, 2010

By:	/s/ MARY L. DOTZ
	Mary L. Dotz Chief Financial Officer (principal financial officer)	Date: November 5, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No. as Filed	Filed with this 10-Q

2.1	Second Amendment to the Asset Purchase Agreement between the Company and PMC-Sierra, Inc.					X

10.1	Amended Separation Agreement of Mary L. Dotz, effective September 29, 2010.					X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X